Form 10-Q
period 2012-10-31
Workday, Inc.
filed 2012-12-07
CIK 1327811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-35680

Workday, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2480422
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6230 Stoneridge Mall Road

Pleasanton, California 94588

(Address of principal executive offices)

Telephone Number (925) 951-9000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2012, there were approximately 166 million shares of the registrant’s Common Stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workday, Inc

Consolidated Balance Sheets

(in thousands, except for number of shares and par value)

	October 31, 2012	January 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$442,980	$57,529
Marketable securities	354,397	53,634
Accounts receivable, net of allowance for doubtful accounts of $778 at October 31, 2012 and $261 at January 31, 2012	61,099	54,467
Deferred costs	8,636	9,450
Prepaid expenses and other current assets	14,542	8,092

Total current assets	881,654	183,172

Property and equipment, net	39,760	25,861
Deferred costs, noncurrent	17,060	13,156
Goodwill and intangible assets, net	8,509	8,578
Other assets	3,165	1,871

Total assets	$950,148	$232,638

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,481	$2,730
Accrued expenses and other current liabilities	14,925	6,808
Accrued compensation	22,487	13,891
Capital leases	6,946	3,561
Capital leases with related party	2,634	3,514
Unearned revenue	164,421	114,734

Total current liabilities	214,894	145,238
Capital leases, noncurrent	17,144	6,594
Capital lease with related party, noncurrent	289	2,047
Unearned revenue, noncurrent	87,742	73,363
Other liabilities	14,578	10,051

Total liabilities	334,647	237,293
Commitments and contingencies
Redeemable convertible preferred stock, $0.001 par value; no shares and 31 million shares authorized as of October 31, 2012 and January 31, 2012; no shares and 30 million shares issued and outstanding as of October 31, 2012 and January 31, 2012 with liquidation preference of $174,340 as of January 31, 2012	—	170,906
Stockholder’s equity (deficit):
Convertible preferred stock, $0.001 par value; no shares and 68 million shares authorized as of October 31, 2012 and January 31, 2012; no shares and 68 million shares issued and outstanding as of October 31, 2012 and January 31, 2012 with liquidation preference of $93,716 as of January 31, 2012	—	68
Preferred stock, $0.001 par value; 10 million shares authorized and no shares issued and outstanding as of October 31, 2012	—	—
Class A common stock, $0.001 par value; 750 million shares authorized as of October 31, 2012 and 26 million shares issued and outstanding as of October 31, 2012	26	—
Class B common stock $0.001 par value; 240 million shares authorized as of October 31, 2012 and 140 million shares issued and outstanding as of October 31, 2012 (including 4 million shares, subject to repurchase, legally issued and outstanding as of October 31, 2012)	134	—
Common stock, $0.001 par value; no shares and 200 million shares authorized as of October 31, 2012 and January 31, 2012; no shares and 36 million shares issued and outstanding as of October 31, 2012 and January 31, 2012 (including 3 million shares, subject to repurchase, legally issued and outstanding as of January 31, 2012)	—	33
Additional paid-in capital	986,245	106,457
Accumulated other comprehensive income	32	3
Accumulated deficit	(370,936)	(282,122)

Total stockholders’ equity (deficit)	615,501	(175,561)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$950,148	$232,638

See Notes to Consolidated Financial Statements.

Workday, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenues	$72,618	$36,450	$192,138	$91,269
Costs and expenses(1):
Costs of revenues	30,194	17,679	83,549	45,038
Research and development	28,075	16,404	72,413	43,727
Sales and marketing	32,584	18,215	87,051	47,774
General and administrative	22,633	3,594	36,310	10,083

Total costs and expenses	113,486	55,892	279,323	146,622
Operating loss	(40,868)	(19,442)	(87,185)	(55,353)
Other expense, net	(364)	(243)	(1,036)	(574)

Loss before provision for income taxes	(41,232)	(19,685)	(88,221)	(55,927)
Provision for income taxes	78	46	25	116

Net loss	(41,310)	(19,731)	(88,246)	(56,043)

Accretion of redeemable convertible preferred stock	(161)	(72)	(568)	(85)

Net loss attributable to Class A and Class B common stockholders	$(41,471)	$(19,803)	$(88,814)	$(56,128)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.67)	$(0.66)	$(2.06)	$(1.93)

Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	61,960	29,779	43,053	29,013

(1) Costs and expenses include share-based compensation as follows:

Costs of revenues	$609	$182	$1,101	$416
Research and development	1,300	306	2,227	751
Sales and marketing	970	233	1,838	533
General and administrative	3,273	389	4,714	1,056

See Notes to Consolidated Financial Statements.

Workday, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Cash flows from operating activities
Net loss	$(41,310)	$(19,731)	$(88,246)	$(56,043)
Adjustments to reconcile net loss to net cash provided by (cash used in) operating activities:
Depreciation and amortization	4,461	2,522	11,938	6,250
Share-based compensation	6,152	1,110	9,880	2,755
Amortization of deferred costs	2,750	1,824	8,336	5,095
Donation of common stock to Workday Foundation	11,250	—	11,250	—
Other	11	15	41	45
Changes in operating assets and liabilities:
Accounts receivable	7,382	477	(6,632)	(17,251)
Deferred costs	(4,673)	(3,029)	(11,426)	(7,142)
Prepaid expenses and other assets	(3,395)	(2,149)	(7,744)	(4,151)
Accounts payable	(253)	(421)	73	391
Accrued and other liabilities	3,575	3,279	13,738	7,437
Unearned revenue	4,692	10,592	64,066	55,482

Net cash provided by (used in) operating activities	(9,358)	(5,511)	5,274	(7,132)

Cash flows from investing activities
Purchases of marketable securities	(288,659)	(2,497)	(374,599)	(11,924)
Maturities of marketable securities	19,845	5,005	72,785	8,606
Purchase of cost method investment	—	—	—	(1,000)
Purchases of property and equipment	(801)	(2,663)	(6,803)	(3,742)

Net cash used in investing activities	(269,615)	(155)	(308,617)	(8,060)

Cash flows from financing activities
Proceeds of initial public offering, net of issuances costs	684,620	—	684,620	—
Proceeds from exercise of stock options	2,955	1,028	10,085	4,198
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	81,473	—	81,473
Principal payments on capital lease obligations	(1,483)	(366)	(3,274)	(366)
Principal payments on capital lease obligations with related party	(886)	(831)	(2,638)	(2,582)

Net cash provided by financing activities	685,206	81,304	688,793	82,723
Effect of exchange rate changes	6	2	1	8

Net increase in cash and cash equivalents	406,239	75,640	385,451	67,539
Cash and cash equivalents at the beginning of period	36,741	22,411	57,529	30,512

Cash and cash equivalents at the end of period	$442,980	$98,051	$442,980	$98,051

Supplemental cash flow data
Cash paid for interest	$304	$245	$891	$655
Non-cash investing and financing activities:
Property and equipment acquired under capital leases – related party	—	100	—	4,887
Property and equipment acquired under capital leases	13,663	3,250	17,887	6,258
Accretion of redeemable convertible preferred stock	161	72	568	86
Vesting of early exercise stock options	278	100	490	247

See Notes to Consolidated Financial Statements.

Workday, Inc.

Consolidated Statements Of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net loss	$(41,310)	$(19,731)	$(88,246)	$(56,043)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	6	2	2	7
Net change in unrealized gains (losses) on available-for-sale investments	1	—	27	—

Other comprehensive income (loss)	7	2	29	7

Comprehensive loss	$(41,303)	$(19,729)	$(88,217)	$(56,036)

See Notes to Consolidated Financial Statements.

Workday, Inc.

Notes to Consolidated Financial Statements

Note 1. Overview and Basis of Presentation

Company and Background

Workday provides enterprise cloud-based applications for human capital management (HCM), payroll, financial management, time tracking, procurement and employee expense management. We offer innovative and adaptable technology focused on the consumer Internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources. We were incorporated in March 2005 in Nevada. In June 2012, we reincorporated in Delaware.

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on October 15, 2012. There have been no changes to our significant accounting policies described in the prospectus that have had a material impact on our consolidated financial statements and related notes.

The consolidated balance sheet as of January 31, 2012, included herein was derived from the audited financial statements as of that date. These unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, our comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending January 31, 2013.

We changed our fiscal year end from December 31 to January 31, commencing with our fiscal year ended January 31, 2012.

Initial Public Offering

In October 2012, we completed our initial public offering (“IPO”) in which we issued and sold 26.2 million shares of Class A common stock at a public offering price of $28.00 per share. We received net proceeds of $684.6 million after deducting underwriting discounts and commissions of $44.0 million and other offering expenses of $4.0 million. Upon the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock and convertible preferred stock automatically converted into an aggregate of 98.0 million shares of Class B common stock and an aggregate of 42.1 million shares of our then outstanding common stock converted into an equal number of Class B common stock.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services, the recoverability of deferred costs and certain assumptions used in the valuation of equity awards. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.

Note 2. Marketable Securities

At October 31, 2012, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$608,658	$22	$(5)	$608,675
U.S. treasury securities	70,147	—	(1)	70,146
Commercial paper	42,697	—	—	42,697
Certificates of deposit	250	—	—	250
U.S. corporate securities	12,026	2	(1)	12,027
Municipal securities	1,361	—	(1)	1,360
Money market funds	51,047	—	—	51,047

	$786,186	$24	$(8)	$786,202

Included in cash and cash equivalents	$431,805	$2	$(2)	$431,805

Included in marketable securities	$354,381	$22	$(6)	$354,397

At January 31, 2012, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$14,316	$—	$—	$14,316
Commercial paper	23,785	1	(1)	23,785
U.S. corporate securities	20,391	—	(11)	20,380
Municipal securities	15,125	1	(1)	15,125
Money market funds	27,152	—	—	27,152

	$100,769	$2	$(13)	$100,758

Included in cash and cash equivalents	$47,125	$—	$(1)	$47,124

Included in marketable securities	$53,644	$2	$(12)	$53,634

We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of January 31, 2012. All marketable securities held as of January 31, 2012 have not been in a continuous unrealized loss position for more than 12 months. Sales of available-for-sale securities resulted in no gains or losses during any of the periods presented. All of our marketable securities as of October 31, 2012 and January 31, 2012 mature within one year. Marketable securities on the balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months and the remainder of the securities are reflected in cash and cash equivalents.

Note 3. Deferred Costs

Deferred costs consisted of the following (in thousands):

	October 31, 2012	January 31, 2012
Current:
Deferred professional service costs	$1,780	$4,314
Deferred sales commissions	6,856	5,136

Total	$8,636	$9,450

Noncurrent:
Deferred professional service costs	$6,758	$4,712
Deferred sales commissions	10,302	8,444

Total	$17,060	$13,156

Note 4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	October 31, 2012	January 31, 2012
Computers, equipment and software	$19,642	$15,738
Computers, equipment and software acquired under capital leases	38,926	20,856
Furniture and fixtures	4,248	3,574
Leasehold improvements	6,600	4,560

	69,416	44,728
Less accumulated depreciation and amortization	(29,656)	(18,867)

Property and equipment, net	$39,760	$25,861

Depreciation expense totaled $4.1 million and $2.4 million for the three months ended October 31, 2012 and 2011, respectively, and $10.8 million and $6.1 million for the nine months ended October 31, 2012 and 2011, respectively.

These amounts include depreciation of assets recorded under capital leases of $2.8 million and $1.2 million for the three months ended October 31, 2012 and 2011, respectively, and $6.8 million and $2.7 million for the nine months ended October 31, 2012 and 2011, respectively.

Note 5. Fair Value Measurements

        We measure our financial assets and liabilities at fair value at the end of each reporting period using a fair value hierarchy that requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 – Unobservable inputs that are supported by little or no market activity.

We have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements at October 31, 2012
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$608,675	$608,675
U.S. treasury securities	70,146	—	70,146
Commercial paper	—	42,697	42,697
Certificates of deposit	—	250	250
U.S. corporate securities	—	12,027	12,027
Municipal securities	—	1,360	1,360
Money market funds	51,047	—	51,047

	$121,193	$665,009	$786,202

Included in cash and cash equivalents			$431,805

Included in marketable securities			$354,397

	Fair Value Measurements at January 31, 2012
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$14,316	$14,316
Commercial paper	—	23,785	23,785
U.S. corporate securities	—	20,380	20,380
Municipal securities	—	15,125	15,125
Money market funds	27,152	—	27,152

	$27,152	$73,606	$100,758

Included in cash and cash equivalents			$47,124

Included in marketable securities			$53,634

Note 6. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases in the U.S. and overseas with various expiration dates. In addition, we lease certain equipment and related software from an affiliate of one of our co-CEOs (see Note 10) and from various third parties. The equipment lease terms contain a bargain purchase option, therefore, the leases are classified as capital leases.

The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense totaled $1.7 million and $0.8 million for the three months ended October 31, 2012 and 2011, respectively, and $4.4 million and $2.4 million for the nine months ended October 31, 2012 and 2011, respectively.

Legal Matters

We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, as of January 31, 2012 and October 31, 2012, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 7. Common Stock and Stockholders’ Equity (Deficit)

Common Stock

In connection with our IPO, we amended our certificate of incorporation to provide for Class A common stock, Class B common stock and preferred stock. Upon the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock and convertible preferred stock automatically converted into an aggregate of 98.0 million shares of Class B common stock and an aggregate of 42.1 million shares of our then outstanding common stock converted into an equal number of Class B common stock.

Employee Equity Plans

        Our board of directors adopted the 2012 Employee Stock Purchase Plan (“ESPP”) in August 2012 which became effective on October 10, 2012. The ESPP was approved with a reserve of 2.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. We have not yet determined the start date of the initial purchasing period under the ESPP.

Our board of directors adopted the 2012 Equity Incentive Plan (“EIP”) in August 2012 which became effective on October 10, 2012 and serves as the successor to our 2005 Stock Plan. The EIP was approved with a reserve of 25.0 million shares for future issuance under various terms provided for in the EIP. Additionally, shares not issued or subject to outstanding grants under the 2005 Stock Plan were rolled into the EIP resulting in a total of 39.2 million available shares under the EIP. Shares issued under the 2005 Stock Plan were Class B common stock and shares issued under the EIP are Class A common stock.

Common Stock Subject to Repurchase

The 2005 Stock Plan and Stock Option Agreements allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity as the awards vest. As of October 31, 2012, we had $11.4 million recorded in liabilities related to early exercises of stock options.

As of October 31, 2012, there were 7.6 million exercisable but unvested options outstanding with early exercise provisions. These options had a weighted-average exercise price of $2.65 per share and a weighted-average remaining contractual life of 8.2 years. The total intrinsic value of these exercisable but unvested options as of October 31, 2012 was $350.7 million.

Stock Options

The 2005 Stock Plan provided, and the EIP provides, for the issuance of incentive and nonstatutory options to employees and nonemployees. We have also issued nonstatutory options outside of these plans. Options issued under and outside of the 2005 Stock Plan generally are exercisable for periods not to exceed 10 years and generally vest over five years. Options issued under the EIP generally are exercisable for periods not to exceed 10 years and generally vest over four to five years.

Restricted Stock Awards

The 2005 Stock Plan provided, and the EIP provides, for the issuance of restricted stock awards to employees. Restricted stock awards issued under the 2005 Stock Plan generally vest over five years and restricted stock awards issued under the EIP generally vest over five years. Under these plans, the Company has issued 1.3 million restricted shares of Class B common stock, all of which are subject to forfeiture as of October 31, 2012.

The combined activity under the 2005 Stock Plan and the EIP is as follows:

		Options Outstanding
	Shares Available for Grant	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
				(in thousands)
Balance as of January 31, 2012	5,443,075	29,211,475	1.55	$98,241
New shares authorized under the 2005 Stock Plan	15,000,000	—	—
New shares authorized at adoption of the EIP	25,000,000	—	—
Stock option grants	(5,329,200)	5,329,200	8.35
Restricted stock awards granted	(1,240,000)
Stock options exercised	—	(4,426,380)	2.28
Stock options canceled	327,725	(327,725)	3.85

Balance as of October 31, 2012	39,201,600	29,786,570	2.64	$1,366,115

The total grant-date fair value of stock options vested during the nine months ended October 31, 2012 was $3.5 million. The aggregate intrinsic value is the difference between the closing price of our common stock on October 31, 2012 and the exercise price of the outstanding stock options.

Donation to the Workday Foundation

In August 2012, with approval of the board of directors, we donated 500,000 shares of Class B common stock to the Workday Foundation. We have recorded a share-based charge of $11.3 million for the value of the donated shares to general and administrative expense in the three month period ended October 31, 2012.

Note 8. Income Taxes

The effective tax rates for the three and nine months ended October 31, 2012 were less than one percent primarily as a result of the estimated tax loss for the fiscal year. Our current tax expense relates to state minimum taxes and current foreign income taxes associated with our non-U.S. operations.

        There were no material changes to the unrecognized tax benefits in the three and nine months ended October 31, 2012 and the Company does not expect significant changes to unrecognized tax benefits through the end of the fiscal year. Due to the Company’s history of tax losses, all years remain open to tax audit.

Note 9. Net loss per share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our redeemable convertible preferred stock, our convertible preferred stock, outstanding stock options, outstanding warrants, stock related to unvested early exercised stock options and stock related to unvested restricted stock awards to the extent dilutive. Basic and diluted net loss per share were the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The net loss per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A and Class B common shares as if the loss for the year has been distributed. As the liquidation and dividend rights are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.

We consider shares issued upon the early exercise of options subject to repurchase and unvested restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares. In future periods to the extent we are profitable, we will subtract earnings allocated to these participating securities from net income to determine net income attributable to common stockholders.

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2012		2011		2012		2011
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss attributable to Class A and Class B common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(3,807)	$(37,664)	$—	$(19,803)	$(3,939)	$(84,875)	$—	$(56,128)
Denominator:
Weighted-average common shares outstanding	5,688	56,272	—	29,779	1,910	41,143	—	29,013
Basic and diluted net loss per share	$(0.67)	$(0.67)	$—	$(0.66)	$(2.06)	$(2.06)	$—	$(1.93)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of October 31,
	2012	2011
Shares subject to outstanding common stock options and warrants	31,137	29,914
Shares subject to repurchase	4,338	2,879
Shares subject to unvested restricted stock awards	1,340	100
Redeemable convertible preferred stock	—	29,365
Convertible preferred stock	—	67,586

	36,815	129,844

Note 10. Related-Party Transactions

In June 2010, we entered into a lease agreement with an affiliate of one of our co-CEOs, who is also a significant stockholder. The lease agreement provides for an equipment lease financing facility to be drawn upon for purchases of information technology and related equipment for use in our business operations. The amounts paid under this agreement in the three month periods ended October 31, 2012 and 2011 and in the nine month periods ended October 31, 2012 and 2011 were $1.0 million, $1.1 million, $3.2 million and $3.5 million, respectively. As of October 31, 2012, the principal balance due under the lease agreement was $2.9 million.

One of our board members is the chief executive officer of a customer which holds warrants to purchase 1.4 million shares of our Class B common stock.

11. Geographic Information

We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Revenue by geography is based on the billing address of the customer. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
United States	$60,500	$31,189	$158,272	$78,165
International	12,118	5,261	33,866	13,104

Total	$72,618	$36,450	$192,138	$91,269

No country other than the United States had material revenues for the three and nine month period ended October 31, 2012 or 2011.

12. Subsequent Event

In November 2012, certain of our office leases, which expire in 2018 with aggregate commitments of $8.5 million, were assumed in the acquisition of real property by one of our co-CEOs.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.

As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors.”

Overview

Workday provides enterprise cloud-based applications for human capital management (HCM), payroll, financial management, time tracking, procurement and employee expense management. We offer innovative and adaptable technology focused on the consumer Internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources.

We were founded in 2005 to deliver cloud-based applications to global enterprises. Our applications are designed around the way people work today – in an environment that is global, collaborative, fast-paced and mobile. Our cycle of frequent updates, which we currently provide three times per year, has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our Human Capital Management (HCM) application in 2006. Since then we have continued to invest in innovation and have consistently introduced new services to our customers, including our Financial Management application in 2007, our Procurement and Employee Expense Management applications in 2008, our Workday Payroll and mobile applications in 2009, our Talent Management application in 2010, and our native iPad application and Workday integration platform in 2011.

We offer Workday applications to our customers on an enterprise-wide subscription basis, typically with three year terms and with subscription fees based on the size of the customer’s workforce. We generally recognize revenues from subscription fees ratably over the term of the contract. We currently derive a substantial majority of our subscription revenues from subscriptions to our Workday HCM application. We market our applications to enterprise customers primarily through our direct sales force.

We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force targets organizations with more than 1,000 workers. As of October 31, 2012, we had more than 350 customers and our applications were available in more than 20 different languages. A substantial majority of our growth comes from new customers choosing to use our services and entering into contracts with us. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to our significant growth in employees. We had 1,620 and 941 employees as of October 31, 2012, and October 31, 2011, respectively.

We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our application development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our sales and marketing organizations to sell our applications globally. We expect to continue to make significant upfront investments in our data center infrastructure and personnel to service our growth in customers. The level of these upfront infrastructure investments will vary based on the rate at which new customers are added and the scale of such deployments. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. As a result of these investments, we do not expect to be profitable in the near future. We expect our research and development, sales and marketing, and general and administrative expenses as a percentage of revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers. As a result of this increased operating leverage, we expect our gross and operating margins will improve in the future.

Since inception, we have invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. More recently, we have expanded our professional services partner ecosystem to further support our customers. We believe our investment in professional services, including partners building their practices around Workday, will drive additional customer subscriptions and continued growth in revenues. In addition, over time we expect professional services revenues and the cost of professional services as a percentage of total revenues to decline as we increasingly rely on third parties to deploy our applications and as the number of our existing customers continues to grow.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). GAAP requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical towards fully understanding and evaluating our reported financial results include our polices on revenue recognition, deferred costs, and share-based compensation. We have reviewed these critical accounting policies and related disclosures with the audit committee of our board of directors.

During the three months ended October 31, 2012, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 with the SEC on October 15, 2012 provides a more complete discussion of our critical accounting policies and estimates.

Components of Results of Operations

Revenues

We primarily derive our revenues from subscription fees and professional services fees. Subscription revenues primarily consist of fees that give our customers access to our cloud-based applications, which include routine customer support at no additional cost. Professional service fees include deployment services, optimization services, and training.

Subscription revenues accounted for 71% of our revenues during the quarter ended October 31, 2012 and represented approximately 90% of our total unearned revenue as of October 31, 2012. Subscription revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, the price of our applications, and to a lesser extent, renewal rates. To date, only a small percentage of our subscription agreements have come up for renewal and most of those agreements relate to early customers with a relatively small number of users. Therefore, revenues from renewals have not been a substantial component of revenues.

The mix of the applications to which a customer subscribes can affect our financial performance due to price differentials in our applications. Compared to our other offerings, our HCM application has been available for a longer period of time, is more established in the marketplace and has benefited from continued enhancements of the functionality over a longer period of time, all of which help us to improve our pricing for that application. However, new products or services offerings by competitors in the future could impact the mix and pricing of our offerings.

Subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer, which is generally within one week of contract signing. Our subscription contracts typically have a term of three years and are non-cancelable. We generally invoice our customers in advance, in annual installments. Amounts that have been invoiced are initially recorded as unearned revenue and are recognized ratably over the subscription period. Amounts that have not been invoiced represent backlog and are not reflected in our consolidated financial statements.

Our consulting engagements are typically billed on a time and materials basis, and revenues are typically recognized as the services are performed. We offer a number of training options intended to support our customers in configuring, using and administering our services. Our typical professional services and training payment terms provide that our customers pay us within 30 days of invoice. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As Workday’s professional services organization and the Workday-related consulting practices of our partner firms continue to develop, we expect the partners to increasingly contract directly with our subscription customers. As a result of this trend, and the increase of our subscription revenues, we expect professional services revenues as a percentage of total revenues to decline over time.

Approximately 7% of our revenues for the quarter ended October 31, 2012 were derived from multiple-deliverable arrangements that were accounted for as a single unit of accounting, because some of our professional services offerings did not have standalone value when the related contracts were executed. In these situations, all revenue is recognized ratably over the term of the contracts. Additionally, in these situations, we defer the direct costs of the related professional services contract and those direct costs are amortized over the same period as the professional services revenues are recognized. As of October 31, 2012, 11% of our total unearned revenue balance represented multiple-deliverable arrangements accounted for as a single unit of accounting. For contracts executed during the current fiscal year, there was standalone value for all deliverables.

Costs and Expenses

Costs of Revenues. Costs of subscription revenues primarily consist of employee-related expenses (including salaries, benefits and share-based compensation) related to hosting our applications and providing support, the costs of data center capacity, and depreciation of owned and leased computer equipment and software.

Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. We are intensely focused on our customers’ success and have invested in our professional services ecosystem in order to promote seamless deployments and robust customer adoption. The percentage of revenues derived from professional services was 29% in the quarter ended October 31, 2012. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscriptions.

Research and Development. Research and development expenses consist primarily of employee-related expenses. We continue to focus our research and development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our cloud-based applications.

        Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing programs and travel related expenses. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. Commissions earned by our sales force that can be associated specifically with a noncancelable subscription contract are deferred and amortized over the same period that revenues are recognized for the related noncancelable contract.

General and Administrative. General and administrative expenses consist of employee-related expenses for finance and accounting, legal, human resources and management information systems personnel, legal costs, professional fees and other corporate expenses.

Results of Operations

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
	(in thousands)
Revenues:
Subscription services	$51,576	$23,868	$130,698	$59,603
Professional services	21,042	12,582	61,440	31,666

Total revenues	72,618	36,450	192,138	91,269
Costs and expenses:
Costs of revenues:
Costs of subscription services	10,179	6,040	26,767	15,631
Costs of professional services	20,015	11,639	56,782	29,407

Total costs of revenues	30,194	17,679	83,549	45,038
Research and development	28,075	16,404	72,413	43,727
Sales and marketing	32,584	18,215	87,051	47,774
General and administrative	22,633	3,594	36,310	10,083

Total costs and expenses	113,486	55,892	279,323	146,622

Operating loss	(40,868)	(19,442)	(87,185)	(55,353)
Other income (expense), net	(364)	(243)	(1,036)	(574)

Loss before provision for income taxes	(41,232)	(19,685)	(88,221)	(55,927)
Provision for income taxes	78	46	25	116

Net loss	$(41,310)	$(19,731)	$(88,246)	$(56,043)

	Three Months Ended		Nine Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Revenues:
Subscription services	71.0%	65.5%	68.0%	65.3%
Professional services	29.0	34.5	32.0	34.7

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Costs of revenues:
Costs of subscription services	14.0	16.5	13.9	17.1
Costs of professional services	27.6	31.9	29.6	32.2

Total costs of revenues	41.6	48.4	43.5	49.3
Research and development	38.7	45.0	37.7	47.9
Sales and marketing	44.9	50.0	45.3	52.3
General and administrative	31.2	9.9	18.9	11.0

Total costs and expenses	156.3	153.3	145.4	160.6

Operating loss	(56.3)	(53.3)	(45.4)	(60.6)
Other income (expense), net	(0.5)	(0.7)	(0.5)	(0.7)

Loss before provision for income taxes	(56.8)	(54.0)	(45.9)	(61.3)
Provision for income taxes	0.1	0 .1	—	0 .1

Net loss	(56.9%)	(54.1%)	(45.9%)	(61.4%)

Revenues

	Three Months Ended October 31,			Nine Months Ended October 31,
	2012	2011	% Change	2012	2011	% Change
	(in thousands, except percentages)
Revenues:
Subscription services	$51,576	$23,868	116%	$130,698	$59,603	119%
Professional services	21,042	12,582	67	61,440	31,666	94

Total revenues	$72,618	$36,450	99	$192,138	$91,269	111

Total revenues were $72.6 million for the three months ended October 31, 2012, compared to $36.4 million during the prior year period, an increase of $36.2 million, or 99%. Subscription services revenues were $51.6 million for the three months ended October 31, 2012, compared to $23.9 million for the prior year period. Subscription revenues accounted for 71% of total revenue for the three months ended October 31, 2012, compared to 65% of total revenues for the three months ended October 31, 2011, an increase of $27.7 million, or 116%. The increase in subscription revenues was due primarily to the addition of new customers as compared to the prior year period. Professional services revenues were $21.0 million, or 29% of total revenues, for the three months ended October 31, 2012, compared to $12.6 million, or 35% of total revenues, for the prior year period. The increase in professional services revenues was due primarily to a greater number of customers requesting deployment and integration services.

Total revenues were $192.1 million for the nine months ended October 31, 2012, compared to $91.3 million during the prior year period, an increase of $100.8 million, or 111%. Subscription services revenues were $130.7 million, or 68% of total revenues, for the nine months ended October 31, 2012, compared to $59.6 million, or 65% of total revenues, for the prior year period. The increase in subscription revenues was due primarily to the addition of new customers as compared to the prior year period. Professional services revenues were $61.4 million, or 32% of total revenues, for the nine months ended October 31, 2012, compared to $31.7 million, or 35% of total revenues, for the prior year period. The increase in professional services revenues was due primarily to a greater number of customers requesting deployment and integration services. In addition, in the current year-to-date period, we recognized $2.6 million in subscription revenues and $2.0 million in professional services revenues related to the expiration of a delivery obligation for a 2009 customer arrangement.

Costs and Expenses

	Three Months Ended October 31,			Nine Months Ended October 31,
	2012	2011	% Change	2012	2011	% Change
	(in thousands, except percentages)
Costs of revenues:
Subscription services	$10,179	$6,040	69%	$26,767	$15,631	71%
Professional services	20,015	11,639	72	56,782	29,407	93

Total revenues	$30,194	$17,679	71	$83,549	$45,038	86

Costs of revenues were $30.2 million for the three months ended October 31, 2012, compared to $17.7 million for the prior year period, an increase of $12.5 million or 71%. The $4.1 million increase in costs of subscription services was primarily due to an increase of $1.6 million in employee compensation costs related to higher headcount, an increase of $1.2 million in depreciation and amortization expenses, and an increase of $0.8 million in service delivery costs, primarily due to our efforts to increase data center capacity.

The costs of professional services were $20.0 million for the three months ended October 31, 2012 and $11.6 million for the three months ended October 31, 2011, an $8.4 million increase. This increase was primarily due to additional costs of $7.3 million to staff our deployment and integration engagements. Due to the increase in demand for our professional services, we have increased the usage of third party consultants to supplement our professional services staff. We expect costs of professional services as a percentage of total revenues to decline as we increasingly rely on third parties to deploy our applications and as the number of our existing customers continues to grow.

Costs of revenues were $83.5 million for the nine months ended October 31, 2012, compared to $45.0 million for the prior year period, an increase of $38.5 million or 86%. The $11.1 million increase in costs of subscription services was primarily due to an increase of $4.0 million in employee compensation costs related to higher headcount and an increase of $3.2 million in depreciation and amortization expenses for additional data center equipment. In addition, we had an increase of $1.9 million in service delivery costs and $1.0 million in facilities costs due to our efforts to increase data center capacity.

The costs of professional services were $56.8 million for the nine months ended October 31, 2012 and $29.4 million for the nine months ended October 31, 2011, a $27.4 million increase. This increase was primarily due to additional costs of $24.4 million to staff our deployment and integration engagements. Due to the large increase in demand for our professional services versus the prior year-to-date period, we have increased both our internal professional service staff as well as third party supplemental staff.

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2012	2011	% Change	2012	2011	% Change
	(in thousands, except percentages)
Research and development	$28,075	$16,404	71%	$72,413	$43,727	66%

Research and development expenses were $28.1 million, or 39% of total revenues, for the three months ended October 31, 2012, compared to $16.4 million, or 45% of total revenues, for the prior year period, an increase of $11.7 million. The increase was primarily due to an increase of $8.6 million in employee compensation costs due to higher headcount and $0.8 million increase in consulting costs as we supplemented our internal development professionals. We expect that in the future, research and development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.

Research and development expenses were $72.4 million, or 38% of total revenues, for the nine months ended October 31, 2012, compared to $43.7 million, or 48% of total revenues, for the prior year period, an increase of $28.7 million. The increase was primarily due to an increase of $21.3 million in employee compensation costs due to higher headcount and $1.8 million increase in contracted labor costs.

Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
	2012	2011	% Change	2012	2011	% Change
	(in thousands, except percentages)
Sales and marketing	$32,584	$18,215	79%	$87,051	$47,774	82%

Sales and marketing expenses were $32.6 million, or 45% of total revenues, for the three months ended October 31, 2012, compared to $18.2 million, or 50% of total revenues, for the prior year period, an increase of $14.4 million. The increase was primarily due to increases of $10.7 million in employee compensation costs due to higher headcount, and $1.0 million in higher travel expense. We expect that sales and marketing expenses will continue to increase in absolute dollars in the future as we continue to invest in sales and marketing by expanding our domestic and international selling and marketing activities, building brand awareness, attracting new customers and sponsoring additional marketing events.

Sales and marketing expenses were $87.1 million, or 45% of total revenues, for the nine month period ended October 31, 2012, compared to $47.8 million, or 52% of total revenues, for the prior year period, an increase of $39.3 million. The increase was primarily due to increases of $28.1 million in employee compensation costs due to higher headcount, $2.7 million in advertising, marketing and event costs, and $2.5 million in travel expense.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2012	2011	% Change	2012	2011	% Change
	(in thousands, except percentages)
General and administrative	$22,633	$3,594	530%	$36,310	$10,083	260%

General and administrative expenses were $22.6 million, or 31% of total revenues, for the three month period ended October 31, 2012, compared to $3.6 million, or 10% of total revenues, for the prior year period, an increase of $19.0 million. The increase was primarily due to a one-time $11.3 million non-cash charge related to the donation of 500,000 shares of common stock to the Workday Foundation. Also contributing to the increases was a $5.9 million increase in compensation costs of which $2.9 million is related to share-based compensation charges, and a $1.2 million increase in professional services costs as we transition to being a public company. Excluding the charge related to the Workday Foundation stock grant, we expect general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion.

General and administrative expenses were $36.3 million, or 19% of total revenues, for the nine month period ended October 31, 2012, compared to $10.1 million, or 11% of total revenues, for the prior year period, an increase of $26.2 million. The increase was primarily due to the one-time $11.3 million non-cash charge related to the Workday Foundation, $10.4 million in higher compensation costs and $5.3 million in higher professional services costs. Excluding the charge related to the Workday Foundation, the growth in general and administrative expenses during the nine month period ended October 31, 2012 was largely to support the overall growth of the company.

Liquidity and Capital Resources

As of October 31, 2012 our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $797.4 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are composed primarily of U.S. agency obligations, U.S. treasury securities, commercial paper, corporate securities, municipal securities, certificates of deposit and money market funds.

Since our inception, we financed our operations primarily through sales of equity securities, customer prepayments, and capital lease obligations. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Our cash flows for the third quarter and first nine months of 2012 and 2011 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,358)	$(5,511)	$5,274	$(7,132)
Investing activities	(269,615)	(155)	(308,617)	(8,060)
Financing activities	685,206	81,304	688,793	82,723
Effect of exchange rate changes	6	2	1	8

Net increase in cash and cash equivalents	$406,239	$75,640	$385,451	$67,539

Operating Activities

For the three month period ended October 31, 2012, cash flows used in operating activities was $9.4 million. The cash used resulted primarily from our net loss, partially offset by lower accounts receivables and higher unearned revenue.

For the three month period ended October 31, 2011, cash flows used in operating activities was $5.5 million. The cash used primarily related to our net loss, partially offset by a $10.6 million increase in unearned revenue.

For the nine month period ended October 31, 2012, cash flows provided by operating activities was $5.3 million. The cash provided primarily related to a $64.1 million increase in unearned revenue and $13.7 million increase in accrued liabilities, partially offset by our net loss.

For the nine month period ended October 31, 2011, cash flows used in operating activities was $7.1 million. The cash used primarily related to our net loss, a $17.3 million increase in accounts receivable and a $7.1 million increase in deferred costs, partially offset by a $55.5 million increase in unearned revenue.

Investing Activities

Cash used in investing activities for the three months ended October 31, 2012 and 2011, and for the nine month period ended October 31, 2012 and 2011 was $(269.6) million, $(0.2) million, $(308.6) million, and $(8.1) million, respectively, and was primarily the result of the timing of purchases and maturities of marketable securities and of capital expenditures of $0.8 million, $2.7 million, $6.8 million, and $3.7 million, respectively. Following the initial public offering of our common stock in October 2012, we purchased a significant amount of marketable securities. We expect capital expenditures, some of which will be financed through capital leases, will be approximately $40 million for the year ended January 31, 2013.

Financing Activities

For the three month period ended October 31, 2012, financing activities generated $685.2 million primarily due to the $684.6 million net proceeds from our initial public offering of common stock. In addition, we had $3.0 million of proceeds from stock option exercises, partially offset by $2.4 million in principal payments on our outstanding capital leases. For the three month period ended October 31, 2011, financing activities generated $81.3 million primarily due to the $81.5 million net proceeds from issuance of redeemable convertible preferred stock. In addition, we generated $1.0 million from stock option exercises and used $1.2 million for principal payments on our outstanding capital leases.

For the nine month period ended October 31, 2012, financing activities generated $688.8 million, primarily due to our initial public offering. For the nine month period ended October 31, 2011, financing activities provided $82.7 million, primarily due to the issuance of redeemable convertible preferred stock.

Commitments

We had $27.0 million in capital lease obligations as of October 31, 2012, of which $2.9 million were to one of our co-CEOs, who is also a significant stockholder.

In November 2012, certain of our office leases, which expire in 2018 with aggregate commitments of $8.5 million, were assumed in the acquisition of real property by one of our co-CEOs.

Our commitments primarily consist of obligations under leases for office space, co-location facilities for data center capacity and computer equipment. We anticipate leasing additional office space during the year ending January 31, 2013 to support our growth. In addition, our existing lease agreements provide us with the option to renew. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised these options.

We do not consider outstanding purchase orders to be purchase commitments as they are authorizations to purchase rather than binding agreements.

Off-Balance Sheet Arrangements

Through October 31, 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $797.4 million at October 31, 2012. This amount was invested primarily in U.S. agency obligations, U. S. treasury securities, commercial paper, corporate securities, municipal securities, certificates of deposit and money market funds. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Capital preservation is the focus of our investment strategy and we do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

An immediate increase of 100-basis points in interest rates would have resulted in a $1.7 million market value reduction as of October 31, 2012. Certain of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by less than $1.0 million as of October 31, 2012. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2012, we had cash, cash equivalents and marketable securities totaling $111.2 million. The fixed-income portfolio was also subject to interest rate risk; however, the risk was not material.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”).

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our co-CEOs and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, employment, wage and hour, and other claims.

We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third party. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim.

The outcome of any litigation, regardless of its merits, is inherently uncertain. Any intellectual property claims and other lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, lead to attempts on the part of other parties to seek similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements.

In general, the resolution of a legal matter could prevent us from offering our service to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results.

We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.

ITEM 1A.	RISK FACTORS

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected, and the market price of our Class A common stock could decline.

Risks Related to Our Business and Industry

We have a history of cumulative losses and we do not expect to be profitable for the foreseeable future.

We have incurred significant losses in each period since our inception in 2005. These losses and our accumulated deficit reflect the substantial investments we made to acquire new customers and develop our applications. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs and general and administrative costs, and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription revenues are generally recognized ratably over the terms of the agreements, which are typically three years. You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will sustain profitability.

We have a limited operating history, which makes it difficult to predict our future operating results.

We were incorporated in 2005 and introduced our first application in 2006. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.

The markets for HCM and financial management applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are Oracle Corporation (Oracle) and SAP AG (SAP), well-established providers of HCM and financial management applications, which have long-standing relationships with many customers. Some customers may be hesitant to adopt cloud-based applications such as ours and prefer to upgrade the more familiar applications offered by these vendors that are deployed on-premise. Oracle and SAP are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, could offer HCM and financial management applications on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud-based applications, legacy vendors are expanding their cloud-based applications through acquisitions and organic development. For example, Oracle acquired Taleo Corporation, and SAP acquired SuccessFactors and Ariba, Inc. Legacy vendors may also seek to partner with other leading cloud providers. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: Lawson Software, which was acquired by an affiliate of Infor Global Solutions, The Ultimate Software Group, Inc. (Ultimate Software) and Automatic Data Processing (ADP). We also face competition from cloud-based vendors including providers of applications for HCM and payroll services such as Ceridian, providers of cloud-based expense management applications such as Concur Technologies, Inc. and providers of financial management applications such as NetSuite, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our applications. In addition, other companies that provide cloud-based applications in different target markets, such as Salesforce.com and NetSuite, may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

        Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors’ products, services or technologies become more accepted than our applications, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from 321 employees as of December 31, 2008 to 1,620 employees as of October 31, 2012, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

If the market for enterprise cloud computing develops more slowly than we expect or declines, our business could be adversely affected.

The enterprise cloud computing market is not as mature as the market for on-premise enterprise software, and it is uncertain whether cloud computing will achieve and sustain high levels of customer demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption of cloud computing in general, and of HCM and financial management services in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to cloud computing. It is difficult to predict customer adoption rates and demand for our applications, the future growth rate and size of the cloud computing market or the entry of competitive applications. The expansion of the cloud computing market depends on a number of factors, including the cost, performance, and perceived value associated with cloud computing, as well as the ability of cloud computing companies to address security and privacy concerns. If other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing applications as a whole, including our applications, may be negatively affected. If cloud computing does not achieve widespread adoption, or there is a reduction in demand for cloud computing caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be adversely affected.

To date, we have derived a substantial majority of our subscription revenues from our HCM application. Our efforts to increase use of our HCM application and our other applications may not succeed, and may reduce our revenue growth rate.

To date we have derived a substantial majority of our subscription revenues from our HCM application. Any factor adversely affecting sales of this application, including application release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could adversely affect our business and operating results. Our participation in the markets for our payroll, financial management, time tracking, procurement and employee expense management applications is relatively new, and it is uncertain whether these areas will ever result in significant revenues for us. Further, the introduction of new applications beyond these markets may not be successful.

If we are not able to provide successful enhancements, new features and modifications, our business could be adversely affected.

If we are unable to provide enhancements and new features for our existing applications or new applications that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we are focused on enhancing the features and functionality of our non-HCM applications to enhance their utility to larger customers with complex, dynamic and global operations. The success of enhancements, new features and applications depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or applications. Failure in this regard may significantly impair our revenue growth. In addition, because our applications are designed to operate on a variety of systems, we will need to continuously modify and enhance our applications to keep pace with changes in Internet-related hardware, iOS and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction and adversely affect our business.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our applications may be perceived as not being secure, customers may reduce the use of or stop using our applications and we may incur significant liabilities.

Our applications involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees, customers and suppliers, as well as their finance and payroll data. As a result, unauthorized access or security breaches could result in the loss of information, litigation, indemnity obligations and other liability. While we have security measures in place to protect customer information and prevent data loss and other security breaches, if these measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to not renew their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results.

Large customers often demand more configuration and integration services, or customized features and functions that we do not offer, which could adversely affect our business and operating results.

        Large customers may demand more configuration and integration services, which increase our upfront investment in sales and deployment efforts, with no guarantee that these customers will increase the scope of their subscription. As a result of these factors, we must devote a significant amount of sales support and professional services resources to individual customers, increasing the cost and time required to complete sales. Additionally, our applications do not currently permit customers to add new data fields and functions or to modify our code. If prospective customers require customized features or functions that we do not offer, and that would be difficult for them to deploy themselves, then the market for our applications will be more limited and our business could suffer.

Because we recognize subscription revenues over the term of the contract, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize subscription revenues from customers ratably over the terms of their contracts, which are typically three years. As a result, most of the subscription revenues we report in each quarter is derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, including the levels of our revenues, gross margin, profitability, cash flow and unearned revenue, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•	our ability to attract new customers;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the timing of recognition of revenues;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches;

•	general economic, industry and market conditions;

•	customer renewal rates;

•	increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

•	the mix of applications sold during a period;

•	seasonal variations in sales of our applications, which has historically been highest in the fourth quarter of a calendar year;

•

the timing and success of new application and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners; and

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

We depend on data centers operated by third parties and any disruption in the operation of these facilities could adversely affect our business.

We host our applications and serve all of our customers from data centers located in Ashburn, Virginia; Lithia Springs, Georgia; Portland, Oregon; Dublin, Ireland; and Amsterdam, the Netherlands. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our applications could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscription services, subject us to potential liability, or adversely affect our renewal rates.

Furthermore, our financial management application is essential to our customers’ financial projections, reporting and compliance programs. Any interruption in our service may affect the availability, accuracy or timeliness of these programs and could damage our reputation, cause our customers to terminate their use of our application, require us to indemnify our customers against certain losses and prevent us from gaining additional business from current or future customers.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our applications and adversely affect our business.

        Our customers can use our applications to collect, use and store personal or identifying information regarding their employees, customers and suppliers. Federal, state and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our applications and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers’ workers to resist providing the personal data necessary to allow our customers to use our applications effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our applications in certain industries.

All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could reduce demand for our applications. The European Union and many countries in Europe have stringent privacy laws and regulations, which may impact our ability to profitably operate in certain European countries.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the processing of personal information were to be curtailed in this manner, our software applications would be less effective, which may reduce demand for our applications and adversely affect our business.

Because we sell applications to manage complex operating environments of large customers, we encounter long sales cycles, which could adversely affect our operating results in a given period.

Our ability to increase revenues and maintain profitability depends, in large part, on widespread acceptance of our applications by large businesses and other organizations. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our applications may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. In addition, because we are a relatively new company with a limited operating history, our target customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors. Our typical sales cycles are six to nine months, and we expect that this lengthy sales cycle may continue or increase as customers adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period.

Our customers’ deployment timeframes vary based on many factors including the number and type of applications being deployed, the complexity and scale of the customers’ businesses, the configuration requirements, the number of integrations with other systems and other factors, many of which are beyond our control. Many Workday customers are in production with our applications within nine months of project initiation. Although our contracts are generally noncancellable by the customer, at any given time, a significant percentage of our customers may be still in the process of deploying our applications, particularly during periods of rapid growth.

Our business could be adversely affected if our customers are not satisfied with the deployment services provided by us or our partners.

Our business depends on our ability to satisfy our customers, both with respect to our application offerings and the professional services that are performed to help our customers use features and functions that address their business needs. Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of our deployment services. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of professional services or applications delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to expand the number of applications subscribed to by that customer. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

We do not have an adequate history with our subscription or pricing models to accurately predict the long-term rate of customer subscription renewals or adoption, or the impact these renewals and adoption will have on our revenues or operating results.

We have limited experience with respect to determining the optimal prices for our applications. As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, large customers, which are the focus of our sales efforts, may demand greater price concessions. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenues, gross margin, profitability, financial position and cash flow.

In addition, our customers have no obligation to renew their subscriptions for our applications after the expiration of the initial subscription period. Our customers may renew for fewer elements of our applications or on different pricing terms. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our pricing or our applications and their ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our applications on similar pricing terms, our revenues may decline and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.

Our future success also depends in part on our ability to sell additional features or enhanced elements of our applications to our current customers. This may require increasingly costly sales efforts that are targeted at senior management. If these efforts are not successful, our business may suffer.

The loss of one or more of our key customers, or a failure to renew our subscription agreements with one or more of our key customers, could negatively affect our ability to market our applications.

We rely on our reputation and recommendations from key customers in order to promote subscriptions to our applications. The loss of any of our key customers, or a failure of some of them to renew, could have a significant impact on our revenues, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers. Acquisitions of our partners could also result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications.

We typically provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our revenues.

Our customer agreements typically provide service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications, we may be contractually obligated to provide these customers with service credits, refunds for prepaid amounts related to unused subscription services, or we could face contract terminations. Our revenues could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our agreements with our customers. Any extended service outages could adversely affect our reputation, revenues and operating results.

Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.

Once our applications are deployed, our customers depend on our support organization to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our applications to existing and prospective customers, and our business, operating results and financial position.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. To date, we have not realized a substantial portion of our revenues from customers headquartered outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our application for specific countries, including translation into foreign languages and associated expenses;

•	data privacy laws which require that customer data be stored and processed in a designated territory;

•	difficulties in staffing and managing foreign operations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•

weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	adverse tax consequences; and

•	unstable regional and economic political conditions.

Today, our international contracts are only occasionally denominated in local currencies. However, the majority of our local costs are denominated in local currencies. We anticipate that over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

If we fail to manage our technical operations infrastructure, our existing customers may experience service outages and our new customers may experience delays in the deployment of our applications.

        We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our applications. However, the provision of new hosting infrastructure requires significant lead time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and adversely affect our revenues.

Failure to adequately expand our direct sales force will impede our growth.

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense and attention. It can take six months or longer before our sales representatives are fully-trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our applications and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our applications.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as deployment partners, third-party sales channel partners and technology and content providers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers.

If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our applications or increased revenues.

If our applications fail to perform properly, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.

Our applications are inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our applications could result in:

•	loss or delayed market acceptance and sales;

•	breach of warranty claims;

•	sales credits or refunds for prepaid amounts related to unused subscription services;

•	loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.

The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability or performance of our applications could be adversely affected by a number of factors, including customers’ inability to access the Internet, the failure of our network or software systems, security breaches or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain of these events. For example, our customers access our applications through their Internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ access to our applications, adversely affect their perception of our applications’ reliability and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our applications, our reputation could be adversely affected and we could lose customers.

Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of research and development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors in research and development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

        To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or Workday have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees in the San Francisco Bay Area often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our applications, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

We have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•

difficulty converting the customers of the acquired business onto our applications and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity financings, capital lease arrangements, and prepayments by customers. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of customer prepayments or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Adverse economic conditions may negatively impact our business.

        Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. The recent financial recession resulted in a significant weakening of the economy in the United States and Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our applications. In addition, there has been pressure to reduce government spending in the United States, and automatic tax increases and spending cuts at the Federal level will go into effect at the beginning of 2013 unless new legislation is passed that provides otherwise. This might reduce demand for our applications from organizations that receive funding from the U.S. government and could negatively affect the U.S. economy, which could further reduce demand for our applications. Further, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Euro zone. We have operations in Ireland and current and potential new customers in Europe. If economic conditions in Europe and other key markets for our applications continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending. This could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that enterprise software spending levels will increase following any recovery.

Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.

We typically enter into multiple year, non-cancelable arrangements with customers of our services. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow.

Catastrophic events may disrupt our business.

Our corporate headquarters are located in Pleasanton, California and our data centers are located in Ashburn, Virginia; Lithia Springs, Georgia; Sacramento, California; Portland, Oregon; Dublin, Ireland; and Amsterdam, the Netherlands. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We currently have six issued patents. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and adversely impact our business.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, others may claim that our applications and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Some of our applications utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Some of our applications include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our applications. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated, and could negatively affect our business.

We employ third-party licensed software for use in or with our applications, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our applications incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our applications with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our applications depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our applications, and could have a negative impact on our business.

        The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our applications in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications or generally, result in reductions in the demand for Internet-based applications such as ours.

In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our applications could suffer.

We are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for the fiscal year ending January 31, 2014, provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by The Jumpstart Our Businesses Act of 2012 (the JOBS Act). If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, in particular accounting, financial and internal audit staff, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

In addition, in our prior fiscal year our co-CEOs each received, and in the current fiscal year, they each continue to receive, a base salary of approximately $33,000. We could incur additional compensation costs in the event that we decide to pay them cash compensation closer to that of CEOs of other public software companies, which would increase our general and administrative expense and could adversely affect our profitability. Additionally, in May 2012, we granted Mr. Duffield a stock option to purchase up to 300,000 shares of Class B common stock and Mr. Bhusri 1,000,000 restricted shares of Class B common stock. These awards and any future equity awards will also increase our compensation expenses.

As a public company that is subject to these rules and regulations, we may find that it is more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an emerging growth company. For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of July 31, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) October 11, 2017.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of January 31, 2012, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2025 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our services and adversely impact our business.

The application of federal, state, local and international tax laws to services provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to Ownership of Our Class A Common Stock

Our stock price has been volatile in the past and may be subject to volatility in the future.

The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as:

•	overall performance of the equity markets;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to revenues ratio;

•

changes in the estimates of our operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that follow our Class A common stock;

•	announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the expiration of market standoff or contractual lock-up agreements;

•	the size of our market float; and

•	our operating performance and the performance of other similar companies.

Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

There may be a limited market for investors in our industry.

There are few publicly traded companies that provide cloud applications at this time. Investors may have limited funds to invest in the cloud applications sector, and as publicly traded securities in these industries become more available, investors who have purchased or may in the future purchase securities in this sector may choose to sell Workday securities that they have already purchased in favor of other companies, or choose to invest in other companies, including our competitors. As a result, demand for our Class A common stock could decline, which would result in a corresponding decline in our stock price.

Substantial blocks of our total outstanding shares may be sold into the market when “lock-up” or “market standoff” periods end. If there are substantial sales of shares of our common stock, the price of our Class A common stock could decline.

The price of our Class A common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of October 31, 2012, we have outstanding 26.2 million shares of our Class A common stock. All of the shares of Class A common stock sold in our initial public offering are available for sale in the public market. All of our outstanding shares of Class B common stock are currently restricted from resale as a result of market standoff and “lock-up” agreements. These shares will become available to be sold on April 10, 2013, subject to extension in some circumstances. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares to include their shares in registration statements that we may file for ourselves or our stockholders. All of these shares are subject to market standoff or lock-up agreements restricting their sale until April 10, 2013, subject to extension in certain circumstances. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans. All of these shares are subject to market standoff or lock-up agreements restricting their sale until April 10, 2013, subject to extension in certain circumstances. Following the expiration of the foregoing market standoff and lock-up agreements, these shares may be sold freely in the public market upon issuance.

The market price of the shares of our Class A common stock could decline as a result of the sale of a substantial number of our shares of Class A common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

We cannot specify with any certainty the particular uses of the net proceeds that we have received from our initial public offering. We have broad discretion in the application of the net proceeds, including working capital, possible acquisitions, and other general corporate purposes, and we may spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from our initial public offering in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

Our co-founders and co-CEOs have control over key decision making as a result of their control of a majority of our voting stock.

Our co-founder and co-CEO David Duffield, together with his affiliates, holds voting rights with respect to an aggregate of 73,457,736 shares of Class B common stock. Our co-founder and co-CEO Aneel Bhusri, together with his affiliates, holds voting rights with respect to an aggregate of 27,375,578 shares of Class B common stock. In addition, Mr. Bhusri holds options to acquire 3,200,000 shares of Class B common stock as of October 31, 2012. Collectively, these shares represent a substantial majority of the voting power of our outstanding capital stock. As a result, they have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our co-CEOs and their ability to control the election of our directors. In addition, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to the Class B common stock beneficially owned by him effective upon his death or incapacity. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control a substantial majority of the voting power of our outstanding capital stock. As board members and officers, they owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, Mr. Duffield and Mr. Bhusri are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our co-CEOs, and also with employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

        Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock we offered in our initial public offering, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together hold above 95% of the voting power of our outstanding capital stock as of October 31, 2012. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until October 11, 2032 or such earlier time as the shares of Class B common stock represent less than 9% of all outstanding shares of our Class A and Class B common stock, at any time if agreed by the holders of the majority of the Class B common stock or nine months following the death of both Mr. Duffield and Mr. Bhusri. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our co-CEOs retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Delaware law and provisions in our restated certificate of incorporation and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Class A common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;

•

we have a dual class common stock structure, which provides our co-CEOs with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

•	our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;

•	when the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of common stock:

•

certain amendments to our restated certificate of incorporation or restated bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;

•	our stockholders will only be able to take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•	only our chairman of the board, our co-chief executive officers, our president, or a majority of our board of directors are authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

•

we will have two classes of common stock until the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock;

•

our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without the approval of the holders of Class A common stock; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

•

From August 1, 2012 through October 11, 2012, (the date of the filing of our registration statement on Form S-8) we issued to employees an aggregate of 90,000 shares of restricted Class B common stock under the 2005 Stock Plan in consideration for services rendered. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

•

From August 1, 2012 through October 11, 2012 (the date of the filing of our registration statement on Form S-8) we issued and sold to employees, consultants and other service providers an aggregate of 816,553 shares of Class B common stock upon the exercise of options under the 2005 Stock Plan at exercise prices ranging from $0.10 to $9.20 per share, for an aggregate exercise price of approximately $1.5 million. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. In addition, we issued to one of our co-CEOs 1,100,000 shares of Class B common stock upon the exercise of options outside the 2005 Stock Plan at an exercise price of $1.30 per share, for an aggregate exercise price of approximately $1.4 million. The shares of Class B common stock issued in the above transaction were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder.

b) Use of Proceeds from Public Offerings of Common Stock

On October 17, 2012, we closed our initial public offering (IPO), in which we sold 26.2 million shares of Class A common stock at a price to the public of $28.00 per share. The aggregate offering price for shares sold in the offering was approximately $732.6 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-183640), which was declared effective by the SEC on October 11, 2012. The offering commenced on October 11, 2012 and did not terminate before all of the shares in the IPO were registered in the registration statement were sold. Morgan Stanley & Co. LLC and Goldman, Sachs & Co. acted as the managing underwriters. We raised approximately $684.6 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $44.0 million and other offering expenses of approximately $4.0 million

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 15, 2012 pursuant to Rule 424(b). No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper, corporate debt, agencies and guaranteed obligations of the U.S. government.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

OTHER INFORMATION

(a) Procedure for Submitting Stockholder Proposals

Any stockholder proposal intended to be included in Workday’s proxy statement for the next annual meeting of stockholders of Workday must satisfy Securities and Exchange Commission (SEC) regulations under Rule 14a-8 of the Securities Exchange Act of 1934, as amended, and be received not later than January 3, 2013.

In order for stockholder business to be properly brought before the next annual meeting of stockholders by a stockholder, such stockholder must have given timely notice thereof in proper written form to the Secretary of Workday at 6230 Stoneridge Mall Road, Pleasanton, CA 94588 and must otherwise satisfy the requirements set forth in Workday’s Bylaws. Stockholders may contact Workday’s Secretary at our principal executive offices for a copy of our current Bylaws, including the relevant provisions regarding the requirements for making stockholder proposals, or may refer to the copy of our Bylaws filed herewith as Exhibit 3.2.

ITEM 6.	EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit Number

3.1	Amended Certificate of Incorporation

3.2	Amended Bylaws

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.3	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 7, 2012

Workday, Inc.

/s/ Mark S. Peek
Mark S. Peek Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

3.1	Amended Certificate of Incorporation

3.2	Amended Bylaws

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.3	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.