Form 10-K
period 2013-01-31
Workday, Inc.
filed 2013-03-22
CIK 1327811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to

Commission File Number 001-35680

Workday, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-2480422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6230 Stoneridge Mall Road Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)

(925) 951-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on October 12, 2012, based on the closing price of $48.69 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $2.3 billion. The Registrant has elected to use October 12, 2012 as the calculation date, which was the initial trading date of the Registrant’s common stock on the New York Stock Exchange, because on July 31, 2012 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately-held company. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2013, there were approximately 166 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2013. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2013.

PART I.

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

ITEM 1.	BUSINESS

Overview

Workday is a leading provider of enterprise cloud applications for human capital management (HCM), payroll, financial management, grants management, time tracking, procurement, employee expense management and analytics. We achieved this leadership position through our innovative and adaptable technology, focus on the consumer Internet experience and cloud delivery model. Further, we believe we are the only company to provide this complete set of unified cloud applications to enterprises. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources.

Organizations today operate in environments that are highly complex and that are changing at an increasing rate. Managers and employees must quickly synthesize vast amounts of information and react to rapid changes in global business and regulatory environments. To be successful, they need highly functional and flexible software that enables informed decision-making about the enterprise-wide allocation of their resources. Additionally, given the increasing prominence of consumer-oriented Internet applications, managers and employees expect to interact with enterprise systems in an open, intuitive and collaborative way, including real-time access through a wide range of mobile and computing devices. We believe that legacy, on-premise enterprise systems make these interactions difficult, as their user interfaces are not intuitive and were not originally designed for mobility. Furthermore, legacy applications are often expensive to implement, maintain and upgrade. In the last few years, new technologies and approaches to deliver software have emerged to address these issues.

In response to these changes, Workday is leading the way in helping organizations to better manage their core enterprise resources, specifically their financial and human capital resources. We enable organizations to embrace changes in their operating environments through our rapid innovation cycle of frequent updates, which generally contain new functionality, support for new regulatory requirements, increased performance and enhancement of the user experience. Our latest update is Workday 18, and we currently provide a new update three times per year. By delivering our software as a cloud-based service, our customers operate on our latest version without the burden of large upgrade costs, while having the flexibility to configure our applications to meet their own requirements.

Our customers include large, global companies, and our largest deployment to date is an organization with a global workforce of over 200,000 people. Our customers can operate with a more complete picture of their organization because our applications and embedded analytics capture the content and context of everyday business events, facilitating fast and informed decision-making from wherever they are working. Our applications are designed for the way people work today, in collaboration with each other from a wide variety of devices, empowering workers to make business decisions using real-time data. By providing an intuitive user experience similar to those of leading consumer Internet sites, we enable effective management of resources by all members of an organization, minimizing reliance on specialist information technology (IT), human resources (HR) or finance employees. These professionals are therefore freed to focus on other strategic activities.

We deliver our cloud applications using an innovative technology foundation that leverages the most recent advances in cloud computing and data management and allows us to deliver applications that are highly functional, flexible and fast. Our customers benefit from moving beyond the limitations associated with traditional on-premise software to highly configurable applications delivered over the Internet. Our use of a multi-tenant architecture in which customers are on the same version of our software enables innovations to be deployed quickly. In addition, we use objects to represent real-world entities such as employees, benefits, budgets, charts of accounts and organizations, combining business logic and data in one place and creating actionable analytics that are part of our core transactional systems of record. Our use of in memory data management eliminates database inputs and outputs, allowing rapid and efficient delivery of embedded business intelligence. We also provide open, standards-based web-services application programming interfaces and pre-built packaged integrations and connectors called Cloud Connect. This shift in approach substantially reduces the need for our customers to buy and support a broad range of IT infrastructure, and significantly reduces the cost and complexity relative to implementations and upgrades of on-premise software.

Our Strategy

Our strategy reflects our mission to build the next generation of business enterprise software delivered as a service. Key elements of our strategy include:

Expand our Customer Base. We believe that our application suite and enterprise cloud business model can provide significant value to tens of thousands of enterprises globally. We also believe that there is a substantial opportunity for us to continue to increase the size of our enterprise customer base across a broad range of industries, given the relatively high level of business process commonality for the applications we provide. Due to the age and inherent limitations of legacy software applications, as well as continuous changes in regulatory and compliance requirements, we expect there to be a wave of pending upgrade cycles of legacy HCM, payroll, financial management, time tracking, procurement, and employee expense management applications over the next few years. We will continue to invest aggressively in our direct and indirect sales and marketing capabilities to continue to acquire new customers.

Maintain our Innovation Leadership by Strengthening and Extending our Suite of Applications. Our customers’ ability to deploy new applications and new application functionality rapidly and cost-effectively has been central to the results we have achieved to date. We intend to continue extending the functionality and range of our applications in the future. We expect that our research and development investments will continue to be highly focused on our financial management and analytics applications, as well as other applications designed for specific industries. By collaborating with our customers and implementation partners in these efforts, we intend to enable our customers to increase their performance capabilities through rapid and cost-effective deployments of our applications.

Expand Internationally. We believe that there is a significant opportunity for our cloud applications outside of the United States. Given our modern cloud-based architecture, our knowledge of global requirements, and the highly scalable nature of our applications, we believe our applications are particularly well suited to large, dynamic enterprises with complex, global operations. Given the cost-effectiveness of our applications, they are also well suited to organizations with operations in emerging markets that have not previously been able to justify significant investments in ERP software. We plan to expand our sales capability internationally by expanding our direct sales force and by collaborating with strategic partners around the world.

Deepen our Relationship with our Existing Customer Base. Our focus on customer success is an integral part of our core values. Very simply, we believe that our customers will increase their usage of existing applications and increase the number of applications they choose to buy if they are satisfied with our applications and services. As we extend and strengthen the functionality of our applications, we will continue to invest in initiatives to increase the depth of application adoption and maintain our high levels of customer satisfaction.

Further Develop our Partner Ecosystem. We have established a strong set of relationships with other organizations in our partner ecosystem to deliver best-in-class applications to our customers. These technology and services partners enable us to increase the speed of deployment of our cloud applications and offer a wider range of integrated services to our customers. We intend to support our partners in the growth of their Workday practices, as well as increase the number of partners who work with our customers. We will also continue to invest in and support the growth of Workday’s integration platform that allows third parties and customers to integrate their Workday applications, technology partner applications and their own custom applications.

Leverage our Unique Culture. We believe that building and maintaining a remarkable culture benefits our customers and employees, who together form the Workday Community. Engaged and loyal employees provide high levels of customer satisfaction, leading to greater adoption of our applications and recommendations to potential customers. We believe that culture is the foundation for the successful execution of our strategy and, as a result, is a critical requirement for our growth agenda.

Our Solutions

Workday is a leading provider of enterprise cloud applications for human capital management, payroll, financial management, grants management, time tracking, procurement, employee expense management and analytics, as described below.

Workday HCM

Workday Human Capital Management (Workday HCM) is a leading enterprise-ready, unified human resources (HR) and talent management application, designed to help organize, staff, compensate and develop a globally distributed workforce. Workday HCM provides insight and analytics into workforce capabilities, capacities, cost and performance.

Workday HR Management functionality includes:

•

Workday Workforce Lifecycle Management enables customers to strategically establish hiring, staffing, performance and compensation plans as well as manage their entire workforce (contingent and full-time) in one place.

•

Workday Organization Management enables customers to analyze and model organizational structures, assign employees to multiple organizational types, and restructure organizations and reporting relationships as business needs evolve. Worker trending analytics enable monitoring of key workforce metrics such as headcount, activity data, attrition and turnover.

•

Workday Compensation Management enables customers to design, manage and administer compensation programs to meet complex global rewards objectives and make better compensation decisions with contextual decision support.

•	Workday Absence Management enables customers to create and manage both accrued time off and leave-of-absence plans.

•

Workday Benefits Administration gives customers the tools to define, manage and adjust benefits plans, costs, eligibility rules, elections through open enrollment and concurrent changes in life events to meet their unique business requirements.

•

Cloud Connect for Benefits provides a catalog of pre-built integrations that connect to third party benefits providers so that HR organizations can evaluate, select, and offer the most appropriate plans for their workforces.

Workday Talent Management functionality includes:

•	Workday Onboarding enables customers to welcome new and pre-hires, increase first day productivity and streamline administration process by eliminating paperwork to collect worker information.

•	Team profile for iPad® lets managers see key team information and composition, including a team calendar, team members, compensation, and performance summaries, all from a tablet.

•	Workday Goal Management enables customers to establish goals for teams and individuals, cascade company goals and assess and track goal completion and performance.

•

Workday Performance Management enables customers to gain insight into the performance, skills, and development needs of their workforce. Customers can also configure the performance process by role or talent pool, identify and develop top talent, assess and act on development needs, engage multiple reviewers in the review process and solicit and provide feedback. With performance and talent calibration, managers can collaborate and ensure consistency on the performance and talent ratings of their teams.

•

Workday Succession Planning enables customers to anticipate and avoid gaps in the leadership pipeline, identify, compare and develop qualified successors across teams, organizations and borders, and monitor successor readiness and flight risk and the overall health of the succession pipeline.

•

Workday Career and Development Planning equips employees with engaging tools to build their talent profile and professional information in a unified view, and collaboratively create competency-based development plans with their managers. Managers can access tools to ensure that high-potential employees are meeting their development plans, initiate corrective actions and request feedback on employees.

Workday Payroll

Workday Payroll is a modern payroll application designed to address the full spectrum of enterprise payroll needs in the U.S. and Canada, and includes the control, accuracy and flexibility to support the unique needs of organizations. Workday Payroll allows customers to group employees, manage calculation rules and pay employees according to their organizational, policy and reporting needs. Workday Payroll is unified with Workday’s other applications using the same business process framework and core worker data including benefits, compensation, absences and other employee records. In this unified self-service application, employees can request time off, check online pay slips and make payment elections from the same system, using the same user interface.

Workday Payroll’s flexible and intuitive configuration capabilities permit users to define earnings and deductions using compensation elements and benefit plan costs captured by Workday HCM, create identifying eligibility criteria, secure worker data, and group employees into pay groups based on organizational needs and configure accumulations, balance periods and balances. Workday Payroll also includes built-in analytics to run reports and audits on payroll data.

In addition to Workday Payroll, Workday provides Cloud Connect for Third Party Payroll to enable customers to integrate Workday HCM to an existing third party payroll provider more easily.

Workday Financial Management

Workday Financial Management is a comprehensive, unified application built on a single, global core with a full range of financial capabilities, relevant analytics and metrics, and fully auditable process management built to help manage financial processes for global organizations. Workday Financial Management was introduced in 2007 and is designed to meet the demands of the rapidly changing business and regulatory landscape.

Workday’s accounting tools provide the core accounting functions of general ledger, accounts payable, and accounts receivable, along with tools to help organizations address their global accounting and reporting needs. It also provides management reporting and analysis in real time without the use of complex and expensive bolt-on data warehouses and business intelligence systems.

In addition, Workday Financial Management provides embedded Governance, Risk, and Compliance (GRC) capabilities that include controls at the transaction level to ensure proper security and controls, separation of duties, transparent business processes, and comprehensive auditing throughout the system. The application also includes accounting and management tools such as Workday Cash Management to help streamline inbound and outbound payment and receipt processes, while giving businesses greater control and visibility into their cash flow.

Workday Revenue Management helps organizations manage the entire contract-to-cash process, with automated and configurable processes for contract management, billing processes, revenue recognition and the ability to integrate with external Customer Relationship Management systems, enabling a cross-functional view of customers. Workday Business Assets combines the traditionally separate domains of fixed assets and inventory with the ability to track and account for high-value, low-cost items that businesses now rely on such as laptops, mobile phones and security badges.

Workday Project and Work Management allows customers to plan work, staff work, track work, monitor costs and progress, and analyze work results. Utilizing the same core worker and talent profile data, users can model work areas such as application development, projects, campaigns and client service delivery, establish budgets, track progress using phases, tasks and milestones, and roll up multiple work areas under larger initiatives. Users can also search for talent based on specific criteria, view and compare worker experience and qualifications, and leverage worker profile data from Workday HCM to effectively staff projects. Workday Project and Work Management integrates with Microsoft Project, as well as other external project management tools.

Workday’s Financial Management tools also include global tax and payment support for varying tax regimes and international payment formats for different regions.

Workday Grants Management

Workday Grants Management and fund accounting for education and government organizations provides visibility into grant activity, facilitates compliance with grantor reporting requirements and enables monitoring of the use of funds and appropriate segregation.

Workday Time Tracking

Workday Time Tracking is unified with Workday Human Capital Management (HCM), Workday Payroll and Workday Financial Management and built on a global core. It is designed for organizations to collect,

process, and distribute time data to manage time and labor for their global workforce, eliminating manual processes and streamlining time-consuming tasks. With a consumer-like user interface, Workday Time Tracking promotes user engagement with the workforce and approvers, enabling more accurate payroll and improved productivity. Using Workday Time Tracking, workers can check in and out from any mobile device or web-browser.

Workday Procurement

Workday Procurement allows users to configure procurement business processes, effectively collaborate with and manage suppliers, create, submit and approve requisitions and purchase orders, manage contracts, and gain real-time visibility into spending with multi-dimensional reporting and analytics. From the requisition process all the way through to invoicing and payment, Workday Procurement supports and manages the information, policies and processes relating to the acquisition of goods, services and contingent labor for global organizations. In conjunction with Workday Employee Expense Management, Workday Procurement enables customers to gain unified workforce visibility including full-time and contingent workers, track costs by job profile, ensure alignment between the contingent workforce and strategic initiatives, and optimize tradeoffs between full-time and contingent workers globally.

Workday Employee Expense Management

Workday Employee Expense Management is a unified expense management system that automates configurable expense management business processes and leverages workers, roles, organizations and security policies from Workday HCM. Using Workday Employee Expense Management, customers can generate and approve expense reports, set spending authorizations and freezes, capture receipts with mobile devices, enable credit card transactions and obtain support for multi-currency transactions and VAT calculations. With Workday Employee Expense Management, customers can ensure proper spend controls and gain real-time visibility into employee spend with multi-dimensional reporting and analytics.

Customers

Currently, we have more than 400 customers of varying sizes, with a focus on larger, global organizations. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large corporation, which has entered into a master subscription agreement with us to access our cloud applications, including customers that are in the process of deploying our applications. While a single customer may have multiple organizations, operating segments or locations, we only include the customer once for this metric. We exclude from our customer count small- to medium-sized business customers who have contracted for our subscription services through our reseller partner.

Our current customer base spans numerous industry categories, including technology, financial services, business services, healthcare and life sciences, manufacturing, consumer and retail and education and government. No individual customer represented more than 10% of our revenues in the year ended January 31, 2013.

We have built a company culture centered around our customers’ success and satisfaction. We have developed several programs designed to provide customers with service options to enhance their experience with our applications. These services include 24x7 support; classroom training, virtual classroom training and on-demand training; a professional services ecosystem that consists of our Workday consulting teams, boutique professional services firms, and large system integrators that are trained on our applications; a Customer Success Management group to assist customers in production; and an online community to facilitate collaboration among customers and the Workday application development teams.

Employees

As of January 31, 2013, we had more than 1,750 employees. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good. Our future success will depend upon our ability to attract and retain qualified personnel. Competition for qualified personnel remains intense, and we may not be successful in retaining our key employees or attracting skilled personnel.

Sales and Marketing

We sell substantially all of our software applications through our direct sales organization. Our direct sales team is composed of inside sales and field sales personnel who are organized by geography, account size, and application type.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs and through our strategic relationships. Our marketing programs target finance and HR executives, technology professionals and senior business leaders. Our principal marketing programs include:

•	use of our website to provide application and company information, as well as learning opportunities for potential customers;

•	field marketing events for customers and prospects;

•	territory development representatives who respond to incoming leads to convert them into new sales opportunities;

•	participation in, and sponsorship of, user conferences (including our annual conference, Workday Rising), executive events, trade shows and industry events;

•	customer programs, including regional user group meetings and our online customer community;

•	integrated marketing campaigns, including direct e-mail, online web advertising, blogs and webinars;

•	public relations, analyst relations and social media initiatives;

•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars; and

•	sponsorships and participation in marketing programs.

As a core part of our strategy, we have developed an ecosystem of partners to both broaden and complement our application offerings and to provide a broad array of services that lie outside of Workday’s areas of focus. These relationships include software and technology partners, consulting and implementation services providers, and business process outsourcing (BPO) partners, and enable Workday to address a broader set of problems for our customers while maintaining focus on executing against our strategy.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new applications, technologies, features and functionality. Our research and development organization is responsible for the design, development, testing and certification of our applications. We focus our efforts on developing new applications and core technologies and further enhancing the usability, functionality, reliability, performance and flexibility of existing applications.

Research and development expenses were $102.7 million, $62.0 million and $39.2 million for the years ended January 31, 2013, January 31, 2012 and December 31, 2010, respectively.

Technology Infrastructure and Operations

As an enterprise cloud company, we provide hardware and middleware, installation and maintenance, and ensure uptime for our customers. We host our applications and serve all of our customers from data centers located in Ashburn, Virginia; Lithia Springs, Georgia; Portland, Oregon; Dublin, Ireland; and Amsterdam, the Netherlands. Our data centers are designed to host mission-critical computer systems with fully redundant subsystems and compartmentalized security zones. While we procure and operate all infrastructure equipment delivering our applications, the data centers that we use are operated by third parties. We maintain a formal and comprehensive security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. We strictly regulate and limit all access to on-demand servers and networks at our production and remote backup facilities.

We apply a wide variety of strategies to achieve better than 99% uptime, excluding scheduled maintenance. Servers are diskless and boot from network storage, so we can quickly configure a new server to take any role. Systems are continually monitored for any signs of problems, and preemptive action is taken when necessary. Encrypted backup files are transmitted over secure connections to a redundant server storage device in a secondary data center. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems, and advanced fire and flood prevention.

Our technology is based on a multi-tenant operating model that applies common, consistent management practices for all customers using the service. We utilize the Workday Object Management Server™ (OMS) to enable multiple customer tenants to share one version of our system while isolating each customer’s application data. We built our OMS on an open-source technology stack, using service-oriented architecture (SOA) principles. The technologies include the Linux operating system, MySQL database, Java and Apache Tomcat for the application server. We utilize commercially available hardware for its data center servers.

All users are authenticated, authorized and validated before they can access our system. Users must have a valid user ID and associated password to log on to our business services. Our configurable security model allows different groups of users to have different levels of access to the system. Security groups and policies are delivered or can be created based on a company’s unique access requirements. For Web services, we use WS-Security, an industry standard that addresses security when data is exchanged as part of a Web service. We require Secure Socket Layer version 3 (SSL 3) or Transport Layer Security (TLS), the successor to SSL, between the user’s browser and our servers to protect data during transfer.

Our applications are able to encrypt every attribute value of customer data before it is stored in the database, and each customer has a distinct encryption key. Data encryption is accomplished with a Data Encryption Key (DEK), which is itself encrypted. Because our applications are built on an object model, there are only a handful of tables and only one security model to maintain. All of the supporting database artifacts (the physical file on disk, transaction logs and backups) have only encrypted values in them. We rely on the Advanced Encryption Standard (AES) algorithm with a key size of 256 bits. The U.S. National Security Agency has authorized the use of AES with at least 192 bits for U.S. Government top secret information. An ancillary benefit to our approach is that data backups are automatically encrypted as well.

Competition

The overall market for enterprise application software is rapidly evolving and highly competitive, and subject to changing technology, shifting customer needs and frequent introductions of new applications. We currently compete with large, well-established, enterprise application software vendors, such as Oracle Corporation and SAP AG. These two companies are expanding their traditional on-premise enterprise applications with cloud applications, either through acquisition or in-house development. Oracle Corporation and SAP AG are established enterprise software companies that have greater name recognition, larger customer bases, much longer operating histories and significantly greater financial, technical, sales, marketing and other resources than we have and are able to provide comprehensive business applications that are broader in scope than our current suite of applications. We also face competition from other enterprise software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include The Ultimate Software Group, Inc., Automated Data Processing, Inc. and Lawson Software Inc., which was acquired by an affiliate of Infor Global Solutions. We also face competition from cloud-based vendors including: providers of applications for HCM and payroll services, such as Ceridian, Inc.; providers of cloud-based expense management applications such as Concur Technologies, Inc.; and providers of financial management applications such as NetSuite, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our applications. In addition, other cloud companies that provide services in different markets may develop solutions in our target markets, and some potential customers may elect to develop their own internal solutions. However, the domain expertise that is required for a successful solution in the areas of HCM, payroll and financial management may inhibit new entrants that are unable to invest the necessary capital to accurately reflect global requirements and regulations. We expect continued consolidation in our industry that could lead to significantly increased competition.

We believe the principal competitive factors in our market include the following:

•	level of customer satisfaction;

•	ease of deployment and use of applications;

•	breadth and depth of application functionality;

•	total cost of ownership;

•	brand awareness and reputation;

•	modern and adaptive technology platform;

•	capability for customization, configurability, integration, security, scalability and reliability of applications;

•	ability to innovate and respond to customer needs rapidly;

•	domain expertise on HR, payroll and financial regulations;

•	size of customer base and level of user adoption; and

•	ability to integrate with legacy enterprise infrastructures and third-party applications.

We believe that we compete favorably on the basis of these factors. Our ability to remain competitive will largely depend on our ongoing performance in the areas of application development and customer support.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2013, we had 9 patents and 17 patent applications. We also have a number of registered and unregistered trademarks. We require our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our application. Policing unauthorized use of our technology and intellectual property rights is difficult.

We expect that software and other applications in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of applications in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.

Corporate Information

We were incorporated in March 2005 as North Tahoe Power Tools, Inc., a Nevada corporation. In July 2005, we changed our name to Workday, Inc. and in June 2012 we reincorporated in Delaware. Our principal executive offices are located at 6230 Stoneridge Mall Road, Pleasanton, California 94588, and our telephone number is (877) WORKDAY. Our website address is www.workday.com. The information on, or that can be accessed through, our website is not part of this report. Workday is our registered trademark in the United States, the European Community and Canada, and the Workday logo, Workday Object Management Server and all of our product names are our trademarks. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (SEC)’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Workday and other companies that file materials with the SEC electronically. Copies of Workday’s reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://www.workday.com/company/investor_relations/sec_filings.php.

ITEM 1A.	RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes included elsewhere in this report, before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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

Our applications involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees, customers and suppliers, as well as their finance and payroll data. As a result, unauthorized access or security breaches could result in the loss of information, litigation, indemnity obligations and other liabilities. While we have security measures in place to protect customer information and prevent data loss and other security breaches, if these measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liabilities. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to issue credits or refunds to our customers, or results in lawsuits, regulatory fines or other action or liabilities, which could adversely affect our operating results.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.

The markets for HCM and financial management applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are Oracle and SAP, well-established providers of HCM and financial management applications, which have long-standing relationships with many customers. Some customers may be hesitant to adopt cloud applications such as ours and prefer to upgrade the more familiar applications offered by these vendors that are deployed on-premise. Oracle and SAP are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, could offer HCM and financial management applications on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions and organic development. For example, Oracle acquired Taleo Corporation, and SAP acquired SuccessFactors and Ariba, Inc. Legacy vendors may also seek to partner with other leading cloud providers. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing and Lawson, Inc, which was acquired by an affiliate of Infor Global Solutions. We also face competition from cloud-based vendors including providers of applications for HCM and payroll services such as Ceridian; providers of cloud-based expense management applications such as Concur Technologies, Inc.; and providers of financial management applications such as NetSuite, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our applications. In addition, other companies that provide cloud applications in different target markets, such as Salesforce.com and NetSuite, may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

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

We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to more than 1,750 employees as of January 31, 2013, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

We generally recognize subscription revenues from customers ratably over the terms of their contracts, which are typically three years. As a result, most of the subscription revenues we report in each quarter is derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term.

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

Our customers’ deployment timeframes vary based on many factors including the number and type of applications being deployed, the complexity and scale of the customers’ businesses, the configuration requirements, the number of integrations with other systems and other factors, many of which are beyond our control. Many Workday customers are in production with our applications within nine months of project initiation. Although our contracts are generally non-cancelable by the customer, at any given time, a significant percentage of our customers may be still in the process of deploying our applications, particularly during periods of rapid growth.

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

In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as deployment partners, and technology and content providers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers.

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

We have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

We have funded our operations since inception primarily through equity financings, capital lease arrangements, and prepayments by customers. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Adverse economic conditions may negatively impact our business.

Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. The recent financial recession resulted in a significant weakening of the economy in the United States and Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our applications. In addition, there has been pressure to reduce government spending in the United States, and tax increases and spending cuts at the Federal level (the sequester) have gone into effect. This might reduce demand for our applications from organizations that receive funding from the U.S. government and could negatively affect the U.S. economy, which could further reduce demand for our applications. Further, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Euro zone. We have operations in Ireland and current and potential new customers in Europe. If economic conditions in Europe and other key markets for our applications continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending. This could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that enterprise software spending levels will increase following any recovery.

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

Our success and ability to compete depend in part upon our intellectual property. We currently have nine issued patents. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

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

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the New York Stock Exchange (NYSE), the SEC, or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, in particular accounting, financial and internal audit staff, which will increase our costs and expenses.

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

In addition, our co-chief executive officers (co-CEOs) currently each receive a base salary of approximately $33,000. We could incur additional compensation costs in the event that we decide to pay them cash compensation closer to that of CEOs of other public software companies, which would increase our general and administrative expenses and could adversely affect our profitability. Additionally, in May 2012, we granted Mr. Duffield a stock option to purchase up to 300,000 shares of Class B common stock and Mr. Bhusri 1,000,000 restricted shares of Class B common stock. These awards and any future equity awards will also increase our compensation expenses.

We may face increased costs for director and officer liability insurance, or be required to accept reduced coverage, in the future. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an emerging growth company. For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of July 31, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) January 31, 2018.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of January 31, 2013, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2025 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

•	announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•

the expiration of market standoff or contractual lock-up agreements, including the April 10, 2013 expiration of lock-up in connection with our initial public offering, subject to extension in certain circumstances (Lock-Up Expiration);

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

The price of our publicly-traded Class A common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of January 31, 2013, we had outstanding 26.2 million shares of our Class A common stock and 140.2 million shares of Class B common stock. All of our outstanding shares of Class B common stock, as well as 0.6 million shares purchased by our directors in our initial public offering, are currently restricted from resale as a result of market standoff and “lock-up” agreements. These shares may be converted to Class A shares and will become available to be sold upon Lock-Up Expiration. In addition, approximately 21.0 million options, including approximately 14.4 million options held by non-affiliates, will be exercisable upon the Lock-Up Expiration. Shares held by directors, executive officers and other affiliates (approximately 112.1 million shares) will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares to include their shares in registration statements that we may file for ourselves or our stockholders. All of these shares are subject to market standoff or lock-up agreements restricting their sale until the Lock-Up Expiration. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans. All of these shares are subject to market standoff or lock-up agreements restricting their sale until the Lock-Up Expiration. Following the expiration of the foregoing market standoff and lock-up agreements, these shares may be sold freely in the public market upon issuance.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

We have broad discretion in the application of the net proceeds that we received from our initial public offering, including working capital, possible acquisitions, and other general corporate purposes, and we may spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from our initial public offering in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

Our co-founders and co-CEOs have control over key decision making as a result of their control of a majority of our voting stock.

Our co-founder and co-CEO David Duffield, together with his affiliates, holds voting rights with respect to 70.1 million shares of Class B common stock. Our co-founder and co-CEO Aneel Bhusri, together with his affiliates, holds voting rights with respect to 21.7 million shares of Class B common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3.2 million shares of Class B common stock and 1.0 million shares of Class B restricted stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our co-CEOs and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our co-CEOs, and also with executive officers, directors and other affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock we offered in our initial public offering, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold above 95% of the voting power of our outstanding capital stock as of January 31, 2013. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until October 11, 2032 or such earlier time as the shares of Class B common stock represent less than 9% of all outstanding shares of our Class A and Class B common stock, at any time if agreed by the holders of the majority of the Class B common stock or nine months following the death of both Mr. Duffield and Mr. Bhusri. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, or discontinue publishing research about our business, our stock price and trading volume could decline.

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

•	our stockholders will only be able to take action at a meeting of stockholders and not by written consent; and

•	vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•	only our chairman of the board, our co-chief executive officers, our president, or a majority of our board of directors are authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

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

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters, which includes our operations and research and development facilities, is located in Pleasanton, California, and consists of approximately 180,000 square feet of space under a lease that expires in 2015. We have an option to extend the lease for five years.

We also lease offices in Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Dublin, Ireland; London, England; Minneapolis, Minnesota; New York, New York; Paris, France; Philadelphia, Pennsylvania; Portland, Oregon; Salt Lake City, Utah; and San Francisco, California. We expect to expand our facilities capacity, including at our corporate headquarters and in certain field locations, during the year ended January 31, 2014. One of our co-CEOs, Mr. Duffield, recently acquired commercial real estate in close proximity to our corporate headquarters. At the time of this acquisition, we had existing leases in the buildings acquired by Mr. Duffield and we expect to lease additional space at that site in the coming year and beyond. We will seek independent evaluations of current market rates at the time we sign new leases with the goal of leasing at the then fair value. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “WDAY” since October 12, 2012, the date of our initial public offering.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended January 31, 2013
Third quarter (from October 12, 2012)	$57.21	$45.05
Fourth quarter	$57.10	$46.00

Our Class B common stock is not listed or traded on any stock exchange.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Stockholders

As of January 31, 2013, there were three stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 821 stockholders of record of our Class B common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on October 12, 2012, in the Class A common stock of Workday, Inc., the S&P 500 Index and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company / Index	Base Period 10/12/12	10/31/12	11/30/12	12/31/12	1/31/13
Workday, Inc.	100	99.61	102.90	111.93	109.71
S&P 500 Index	100	98.89	99.46	100.37	105.57
S&P 1500 Application Software Index	100	98.58	100.61	104.68	110.49

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

We changed the end of our fiscal year from December 31 to January 31, effective for our fiscal year ended January 31, 2012. The consolidated statements of operations data and the consolidated balance sheets data are derived from our audited consolidated financial statements and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the related notes included elsewhere in this filing. Our historical results are not necessarily indicative of our results in any future period.

Consolidated Statements of Operations Data:	Year Ended January 31,		One Month Ended January 31,	Year Ended December 31,
	2013	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Revenues	$273,657	$134,427	$7,282	$68,055	$25,245	$6,398
Costs and expenses(1):
Costs of revenues	116,535	65,368	3,904	39,864	20,505	11,309
Research and development	102,665	62,014	3,962	39,175	30,045	25,823
Sales and marketing	123,440	70,356	3,771	36,524	20,875	16,569
General and administrative	48,880	15,133	1,077	8,553	5,215	4,150

Total costs and expenses	391,520	212,871	12,714	124,116	76,640	57,851

Operating loss	(117,863)	(78,444)	(5,432)	(56,061)	(51,395)	(51,453)
Other income (expense), net	(1,203)	(1,018)	(8)	(57)	1,544	(2)

Loss before provision for income taxes	(119,066)	(79,462)	(5,440)	(56,118)	(49,851)	(51,455)
Provision for income taxes	124	167	10	97	91	32

Net loss	(119,190)	(79,629)	(5,450)	(56,215)	(49,942)	(51,487)
Accretion of redeemable convertible preferred stock	(568)	(342)	—	—	—	—

Net loss attributable to common stockholders	$(119,758)	$(79,971)	$(5,450)	$(56,215)	$(49,942)	$(51,487)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.62)	$(2.71)	$(0.20)	$(2.22)	$(2.28)	$(2.63)

Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	74,011	29,478	27,642	25,367	21,922	19,552

(1)	Costs and expenses include share-based compensation expense as follows (in thousands):

	Year Ended January 31,		One Month Ended January 31,	Year Ended December 31,
	2013	2012	2011	2010	2009	2008
Costs of revenues	$1,913	$628	$16	$173	$79	$92
Research and development	3,528	1,124	47	556	272	226
Sales and marketing	2,717	839	28	310	187	88
General and administrative	7,170	1,591	102	663	358	114

	As of January 31,		As of December 31,
	2013	2012	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$84,158	$57,529	$30,887	$34,372	$2,327
Marketable securities	706,181	53,634	4,498	20,557	8,928
Working capital (deficit)	629,528	37,934	(4,065)	36,222	(988)
Property and equipment, net	44,585	25,861	12,896	8,821	5,631
Total assets	959,080	232,638	100,605	97,829	42,765
Total unearned revenue	285,260	188,097	97,404	53,633	29,318
Total liabilities	366,797	237,293	122,689	66,447	38,567
Redeemable convertible preferred stock	—	170,906	75,555	75,555	—
Total stockholders’ equity (deficit)	592,283	(175,561)	(97,639)	(44,173)	4,198

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Workday provides enterprise cloud applications for human capital management (HCM), payroll, financial management, grants management, time tracking, procurement, employee expense management and analytics. We offer innovative and adaptable technology focused on the consumer Internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources.

We were founded in 2005 to deliver cloud applications to global enterprises. Our applications are designed around the way people work today – in an environment that is global, collaborative, fast-paced and mobile. Our cycle of frequent updates, which we currently provide three times per year, has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our Human Capital Management (HCM) application in 2006. Since then we have continued to invest in innovation and have consistently introduced new services to our customers, including our Financial Management application in 2007, our Procurement and Employee Expense Management applications in 2008, our Payroll and mobile applications in 2009, our Talent Management application in 2010, and our native iPad application and Workday integration platform in 2011.

We offer Workday applications to our customers on an enterprise-wide subscription basis, typically with three year terms and with subscription fees based on the size of the customer’s workforce. We generally recognize revenues from subscription fees ratably over the term of the contract. We currently derive a substantial majority of our subscription revenues from subscriptions to our HCM application. We market our applications to enterprise customers primarily through our direct sales force.

We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force targets organizations with more than 1,000 workers. As of January 31, 2013, we had more than 400 customers. A substantial majority of our growth comes from new customers choosing to use our services and entering into contracts with us. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to our significant growth in employees. We had more than 1,750 and more than 1,050 employees as of January 31, 2013, and January 31, 2012, respectively.

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

Fiscal Year End

We changed our fiscal year end from December 31 to January 31 effective for our fiscal year ended January 31, 2012. For the year-over-year discussions below, the year ended January 31, 2013 is compared to the year ended January 31, 2012, and the year ended January 31, 2012 is compared to the year ended December 31, 2010.

Components of Results of Operations

Revenues

We primarily derive our revenues from subscription fees and professional services fees. Subscription revenues primarily consist of fees that give our customers access to our cloud applications, which include routine customer support at no additional cost. Professional service fees include deployment services, optimization services, and training.

Subscription revenues accounted for 70% of our revenues during the year ended January 31, 2013 and represented 92% of our total unearned revenue as of January 31, 2013. Subscription revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, the price of our applications, and to a lesser extent, renewal rates. To date, revenues from renewals have not been a substantial component of revenues.

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

Subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer, which is generally within one week of contract signing. Our subscription contracts typically have a term of three years and are non-cancelable. We generally invoice our customers in advance, in annual installments. Amounts that have been invoiced are initially recorded as unearned revenue and are recognized as revenue ratably over the subscription period. Amounts that have not been invoiced represent backlog and are not reflected in our consolidated financial statements.

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

Approximately 9% of our revenues for the year ended January 31, 2013 were derived from multiple-deliverable arrangements that were accounted for as a single unit of accounting, because some of our professional services offerings did not have standalone value when the related contracts were executed. In these situations, all revenue is recognized ratably over the term of the contracts. Additionally, in these situations, we defer the direct costs of the related professional services contract and those direct costs are amortized over the same period as the professional services revenues are recognized. As of January 31, 2013, 8% of our total unearned revenue balance represented multiple-deliverable arrangements accounted for as a single unit of accounting. For contracts executed during the current fiscal year, there was standalone value for all deliverables.

Costs and Expenses

Costs of Revenues. Costs of subscription revenues consist primarily of employee-related expenses (including salaries, benefits and share-based compensation) related to hosting our applications and providing support, the costs of data center capacity, and depreciation of owned and leased computer equipment and software.

Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The percentage of revenues derived from professional services was 30% in the year ended January 31, 2013. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscriptions.

Research and Development. Research and development expenses consist primarily of employee-related expenses. We continue to focus our research and development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our cloud applications.

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing programs and travel related expenses. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. Commissions earned by our sales force that can be associated specifically with a non-cancelable subscription contract are deferred and amortized over the same period that revenues are recognized for the related non-cancelable contract.

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

Results of Operations

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Year Ended
	January 31, 2013	January 31, 2012	December 31, 2010
	(in thousands)
Revenues:
Subscription services	$190,320	$88,634	$36,594
Professional services	83,337	45,793	31,461

Total revenues	273,657	134,427	68,055
Costs and expenses:
Costs of revenues:
Costs of subscription services	39,251	22,342	11,419
Costs of professional services	77,284	43,026	28,445

Total costs of revenues	116,535	65,368	39,864
Research and development	102,665	62,014	39,175
Sales and marketing	123,440	70,356	36,524
General and administrative	48,880	15,133	8,553

Total costs and expenses	391,520	212,871	124,116

Operating loss	(117,863)	(78,444)	(56,061)
Other expense, net	(1,203)	(1,018)	(57)

Loss before provision for income taxes	(119,066)	(79,462)	(56,118)
Provision for income taxes	124	167	97

Net loss	$(119,190)	$(79,629)	$(56,215)

	Year Ended
	January 31, 2013	January 31, 2012	December 31, 2010
Revenues:
Subscription services	69.5%	65.9%	53.8%
Professional services	30.5	34.1	46.2

Total revenues	100.0	100.0	100.0
Costs and expenses:
Costs of revenues:
Costs of subscription services	14.3	16.6	16.8
Costs of professional services	28.3	32.0	41.8

Total costs of revenues	42.6	48.6	58.6
Research and development	37.5	46.1	57.6
Sales and marketing	45.1	52.3	53.7
General and administrative	17.9	11.3	12.6

Total costs and expenses	143.1	158.4	182.4
Operating loss	(43.1)	(58.4)	(82.4)
Other expense, net	(0.4)	(0.8)	(0.1)

Loss before provision for income taxes	(43.6)	(59.1)	(82.5)
Provision for income taxes	0.0	0.1	0.1

Net loss	(43.6%)	(59.2%)	(82.6%)

Revenues

	Year Ended
	January 31, 2013	January 31, 2012	December 31, 2010	2012 to 2013 % Change	2010 to 2012 % Change
	(in thousands)
Subscription services	$190,320	$88,634	$36,594	115%	142%
Professional services	83,337	45,793	31,461	82	46

Total revenues	$273,657	$134,427	$68,055	104	98

Year ended January 31, 2013 compared to Year ended January 31, 2012. Total revenues were $273.7 million for the year ended January 31, 2013, compared to $134.4 million for the year ended January 31, 2012, an increase of $139.2 million, or 104%. Subscription services revenues were $190.3 million, or 70% of total revenues, for the year ended January 31, 2013, compared to $88.6 million, or 66% of total revenues, for the year ended January 31, 2012. The increase in subscription revenues was due primarily to the addition of new and larger customer contracts as compared to the prior year. We had more than 400 customers as of January 31, 2013 compared to more than 250 customers as of January 31, 2012. Professional services revenues were $83.3 million, or 30% of total revenues, for the year ended January 31, 2013, compared to $45.8 million, or 34% of total revenues, for the year ended January 31, 2012. The increase in professional services revenues was due primarily to a larger customer base requesting deployment and integration services.

Year ended January 31, 2012 compared to Year ended December 31, 2010. Total revenues were $134.4 million for the year ended January 31, 2012, compared to $68.1 million for the year ended December 31, 2010, an increase of $66.3 million, or 98%. Subscription services revenues were $88.6 million, or 66% of total revenues, for the year ended January 31, 2012, compared to $36.6 million, or 54% of total revenues, for the year ended December 31, 2010. The increase in subscription revenues was due primarily to the addition of new and larger customers as compared to the prior year. We had more than 250 customers as of January 31, 2012 and more than 150 customers as of December 31, 2010. Professional services revenues were $45.8 million, or 34% of total revenues, for the year ended January 31, 2012, compared to $31.5 million, or 46% of total revenues, for the year ended December 31, 2010. The increase in professional services revenues was due primarily to a larger customer base requesting deployment, integration and training services.

Costs and Expenses

Costs of Revenues

	Year Ended
	January 31, 2013	January 31, 2012	December 31, 2010	2012 to 2013 % Change	2010 to 2012 % Change
	(in thousands)
Subscription services	$39,251	$22,342	$11,419	76%	96%
Professional services	77,284	43,026	28,445	80	51

Total costs of revenues	$116,535	$65,368	$39,864	78	64

Year ended January 31, 2013 compared to Year ended January 31, 2012. Costs of revenues were $116.5 million for the year ended January 31, 2013, compared to $65.4 million for the year ended January 31, 2012, an increase of $51.2 million or 78%. The increase in costs of subscription services was primarily due to an increase of $6.2 million in employee related costs driven by higher headcount and an increase of $4.8 million in depreciation and amortization expenses for additional data center equipment. In addition, we had an increase of $2.9 million in service delivery costs and $1.5 million in facilities costs due to our efforts to increase data center capacity.

The increase in the costs of professional services revenues for the year ended January 31, 2013 as compared to the year ended January 31, 2012 was primarily due to additional costs of $31.6 million to staff our deployment and integration engagements. Due to the large increase in demand for our professional services versus the year ended January 31, 2012, we have increased both our internal professional service staff as well as third party supplemental staff. We expect costs of professional services as a percentage of total revenues to decline as we increasingly rely on third parties to deploy our applications and as the number of our customers continues to grow.

Year ended January 31, 2012 compared to Year ended December 31, 2010. Costs of revenues were $65.4 million for the year ended January 31, 2012, compared to $39.9 million for the year ended December 31, 2010, an increase of $25.5 million or 64%. The increase in costs of subscription services was primarily due to an increase of $4.7 million in employee related costs driven by higher headcount, an increase of $2.5 million in depreciation and amortization expenses and an increase of $2.4 million in service delivery costs, primarily due to our efforts to increase data center capacity. The increase in the cost of professional services revenues for the year ended January 31, 2012 as compared to the year ended December 31, 2010 was primarily due to an $11.2 million increase in higher employee related costs driven by higher headcount.

Research and Development

	Year Ended
	January 31, 2013	January 31, 2012	December 31, 2010	2012 to 2013 % Change	2010 to 2012 % Change
	(in thousands)
Research and development	$102,665	$62,014	$39,175	66%	58%

Year ended January 31, 2013 compared to Year ended January 31, 2012. Research and development expenses were $102.7 million, or 38% of total revenues, for the year ended January 31, 2013, compared to $62.0 million, or 46% of total revenues, for the year ended January 31, 2012, an increase of $40.7 million. The increase was primarily due to an increase of $30.4 million in employee related costs due to higher headcount and a $2.6 million increase in contractor costs as we supplemented our internal development professionals. We expect that in the future, research and development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.

Year ended January 31, 2012 compared to Year ended December 31, 2010. Research and development expenses were $62.0 million, or 46% of total revenues, for the year ended January 31, 2012, compared to $39.2 million, or 58% of total revenues, for the year ended December 31, 2010, an increase of $22.8 million. The increase was primarily due to an increase of $18.0 million in employee related costs due to higher headcount and an increase of $1.4 million in contractor costs.

Sales and Marketing

	Year Ended
	January 31, 2013	January 31, 2012	December 31, 2010	2012 to 2013 % Change	2010 to 2012 % Change
	(in thousands)
Sales and marketing	$123,440	$70,356	$36,524	75%	93%

Year ended January 31, 2013 compared to Year ended January 31, 2012. Sales and marketing expenses were $123.4 million, or 45% of total revenues, for the year ended January 31, 2013, compared to $70.4 million, or 52% of total revenues, for the year ended January 31, 2012, an increase of $53.1 million. The increase was primarily due to increases of $37.8 million in employee related costs driven by higher headcount, $5.0 million in advertising, marketing and event costs, and $3.2 million in travel expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in the future as we continue to invest in sales and marketing by expanding our domestic and international selling and marketing activities, building brand awareness and attracting new customers.

Year ended January 31, 2012 compared to Year ended December 31, 2010. Sales and marketing expenses were $70.4 million, or 52% of total revenues, for the year ended January 31, 2012, compared to $36.5 million, or 54% of total revenues, for the year ended December 31, 2010, an increase of $33.9 million. The increase was primarily due to increases of $24.7 million in employee related costs driven by increased headcount, $3.6 million in advertising, marketing and event costs, and $2.5 million in travel expenses.

General and Administrative

	Year Ended
	January 31, 2013	January 31, 2012	December 31, 2010	2012 to 2013 % Change	2010 to 2012 % Change
	(in thousands)
General and administrative	$48,880	$15,133	$8,553	223%	77%

Year ended January 31, 2013 compared to Year ended January 31, 2012. General and administrative expenses were $48.9 million, or 18% of total revenues, for the year ended January 31, 2013, compared to $15.1 million, or 11% of total revenues, for the year ended January 31, 2012, an increase of $33.7 million. The increase was primarily due to $15.6 million in higher employee related costs driven by higher headcount, of which $5.6 million is related to share-based compensation charges, and a one-time $11.3 million non-cash charge related to the donation of 500,000 shares of common stock to the Workday Foundation in the third quarter. Also contributing to the change was a $4.9 million increase in professional services costs as we transitioned to being a public company. Excluding the charge related to the Workday Foundation stock grant, we expect general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion.

Year ended January 31, 2012 compared to Year ended December 31, 2010. General and administrative expenses were $15.1 million, or 11% of total revenues, for the year ended January 31, 2012, compared to $8.6 million, or 13% of total revenues, for the year ended December 31, 2010, an increase of $6.6 million. The increase was primarily due to increases of $2.5 million in employee related costs driven by higher headcount and $2.2 million in professional and outside service costs. The growth in general and administrative expenses during the year ended January 31, 2012 was to support the overall growth of our company.

Liquidity and Capital Resources

As of January 31, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $790.3 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, commercial paper, money market funds, corporate securities, and certificates of deposit.

Since our inception, we financed our operations primarily through sales of equity securities, customer prepayments and capital lease obligations. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.

Our cash flows for the years ended January 31, 2013, January 31, 2012 and December 31, 2010 were as follows (in thousands):

	Year Ended January 31, 2013	Year Ended January 31, 2012	Year Ended December 31, 2010
Net cash flows provided by (used in):
Operating activities	$11,214	$(13,774)	$(15,335)
Investing activities	(670,118)	(56,195)	12,167
Financing activities	685,537	96,978	(326)
Effect of exchange rate changes	(4)	8	9

Net increase (decrease) in cash and cash equivalents	$26,629	$27,017	$(3,485)

Operating Activities

For the year ended January 31, 2013, cash flows provided by operating activities was $11.2 million. The positive cash flows resulted primarily from increased cash collections driven by growth in sales to our customers. This increase in collections was largely offset by increases in our operating expenses, which was primarily driven by increased headcount.

For the year ended January 31, 2012, cash flows used in operating activities was $13.8 million. The cash used was primarily attributable to increases in our operating expenses, partially offset by the increase in cash collections driven by growth in sales to our customers.

For the year ended December 31, 2010, cash flows used in operating activities was $15.3 million. The cash used was primarily attributable to increases in our operating expenses, partially offset by the increase in cash collections driven by growth in sales to our customers.

Investing Activities

Cash provided by (used in) investing activities for the years ended January 31, 2013, January 31, 2012 and December 31, 2010 was $(670.1) million, $(56.2) million, and $12.2 million respectively, and was primarily the result of the timing of purchases and maturities of marketable securities and of capital expenditures of $15.9 million, $5.0 million and $3.7 million respectively. Following the initial public offering of our common stock in October 2012, we purchased a significant amount of marketable securities. We expect capital expenditures, some of which may be financed through capital leases, will be approximately $80 million for the year ended January 31, 2014. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.

Financing Activities

For the year ended January 31, 2013, financing activities provided $685.5 million, primarily as a result of $684.6 million net proceeds from our initial public offering of common stock in October 2012 and $10.4 million in proceeds from the exercise of stock options, partially offset by $9.5 million in principal payments on our capital lease obligations.

For the year ended January 31, 2012, financing activities provided $97.0 million primarily as a result of $95.0 million net proceeds from issuance of the Series F redeemable convertible preferred stock and $6.3 million in proceeds from the exercise of stock options, partially offset by $4.3 million in principal payments on our capital lease obligations.

For the year ended December 31, 2010, cash flows used in financing activities was $0.3 million, primarily as a result $1.0 million in principal payments on our capital lease obligations, partially offset by $0.6 million in proceeds from the exercise of stock options.

Backlog

We have generally signed multiple year subscription contracts for our applications. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, unearned revenue or elsewhere in our consolidated financial statements. To the extent they are non-cancelable, they are considered by us to be backlog. The amount of subscription contract backlog was $434 million as of January 31, 2013.

We expect that the amount of backlog relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of large customer subscription agreements, varying invoicing cycles of subscription agreements, the specific timing of customer renewal, changes in customer financial circumstances and foreign currency fluctuations.

Backlog may also vary based on changes in the average non-cancelable term of our subscription agreements. During the year ended January 31, 2013, the quarterly average non-cancelable contract term of our subscription agreements trended down from nearly four years to just over three years in the fiscal fourth quarter. The change in backlog that results from changes in the average non-cancelable term of our subscription arrangements may not be an indicator of the likelihood of renewal or expected future revenues. Accordingly, we believe that fluctuations in backlog are not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.

Commitments

Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment. As of January 31, 2013, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital lease obligations(1)	$26,840	$13,202	$13,638	$—	$—
Operating lease obligations:
Facilities space	31,760	8,198	15,232	6,684	1,646
Contractual commitments	2,063	2,063	—	—	—

Total	$60,663	$23,463	$28,870	$6,684	$1,646

(1)	Includes principal and imputed interest.

During the year ended January 31, 2014, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. Our future operating lease obligations will change as we enter into additional lease agreements as we expand our operations and renew existing lease agreements.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Off-Balance Sheet Arrangements

Through January 31, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

We derive our revenues primarily from subscription fees and from professional services fees, including training. We sell subscriptions to our cloud applications through contracts that are generally three years in length. Our arrangements do not contain general rights of return. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.

We commence revenue recognition for our cloud applications and professional services when all of the following criteria are met:

•	There is persuasive evidence of an arrangement;

•	The service has been or is being provided to the customer;

•	Collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Subscription Revenues

Subscription revenues are recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that our service is made available to the customer, assuming all revenue recognition criteria have been met.

Professional Services Revenues

Professional services revenues are generally recognized as the services are rendered for time and material contracts, or when any milestones are achieved and accepted by the customer for fixed price contracts. The majority of our professional services contracts are on a time and materials basis. Training revenues are recognized as the services are performed.

Multiple Deliverable Arrangements

For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined with the final deliverable within the arrangement and treated as a single unit of accounting. Revenue for arrangements treated as a single unit of accounting is generally recognized over the period commencing upon delivery of the final deliverable and over the remaining term of the subscription contract.

Subscription contracts have standalone value as we sell the subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new customers without professional services. As of January 31, 2012, we did not have standalone value for the professional services related to the deployment of our financial management application. This was due to the fact that we had historically performed the majority of these services to support our customers’ deployments of this application. In the year ended January 31, 2013, we determined that we had established standalone value for the deployment services related to our financial management application. This was primarily due to the growing number of partners that were trained and certified to perform these deployment services, the successful completion of a significant deployment engagement by a firm in our professional services ecosystem and the sale of several financial management cloud application subscription arrangements to customers without our deployment services. Because we established standalone value for our deployment services related to our financial management application in the year ended January 31, 2013, such service arrangements entered into after February 1, 2012 are being accounted for separately from subscription services.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangement accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. VSOE and TPE do not currently exist for any of our deliverables. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, we allocate the arrangement fee to the separate units of accounting based on our best estimate of selling price. The amount of arrangement fee allocated is limited by contingent revenues, if any.

We determine our best estimate of selling price for our deliverables based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors. We evaluate our best estimate of selling price by reviewing historical data related to sales of our deliverables, including comparing the percentages of our contract prices to our list prices. We also consider several other data points in our evaluation, including the size of our arrangements, the cloud applications sold, customer demographics and the numbers and types of users within our arrangements.

Deferred Costs

Deferred costs include commissions earned by our sales force that can be associated specifically with a non-cancelable cloud application services contract and direct costs related to professional services contracts accounted for together with a related cloud application services contract as a single unit of accounting.

Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable cloud application services contract. The commission payments are paid in full after the customer has paid for its first year of service. Direct professional services costs are deferred up until the commencement of revenue recognition of the single unit and then recognized when the related professional services revenues are recognized. We have a limited number of deferred professional services contracts which were consummated prior to the establishment of standalone value for our professional services.

Amortization of deferred commissions and deferred professional services costs are included in sales and marketing and costs of professional services, respectively, in the accompanying consolidated statements of operations.

During the year ended January 31, 2013, we deferred $12.8 million of commission expenditures and we amortized $6.5 million to sales and marketing expense. During the year ended January 31, 2012, we deferred $10.1 million of commission expenditures and we amortized $3.2 million to sales and marketing expense. Deferred commissions on our consolidated balance sheets totaled $19.9 million at January 31, 2013, and $13.6 million at January 31, 2012.

During the year ended January 31, 2013, we deferred $4.3 million of professional services costs and we amortized $4.8 million to costs of professional services. During the year ended January 31, 2012, we deferred $2.2 million of professional services costs and we amortized $4.1 million to costs of professional services. Deferred professional services costs on our consolidated balance sheets totaled $8.5 million at January 31, 2013 and $9.0 million at January 31, 2012.

Share-Based Compensation

Compensation expense related to share-based transactions, including employee, consultant, and non-employee director stock awards, is measured and recognized in the financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The share-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service periods of the awards, which is generally five years. For restricted stock awards, fair value is based on the closing price of our common stock on the grant date.

Our option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•

Fair Value of Common Stock. Prior to our initial public offering in October 2012, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: (i) contemporaneous third-party valuations of our common stock; (ii) the prices, rights, preferences and privileges of our Preferred Stock relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) our actual operating and financial results; (v) current business conditions and projections; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company, given prevailing market conditions.

Since our initial public offering, we have used the market closing price for our Class A common stock as reported on the New York Stock Exchange.

•

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the options for each option group.

•

Expected Term. The expected term represents the period that our share-based awards are expected to be outstanding. We determined the expected term assumption based on the vesting terms, exercise terms and contractual terms of the options.

•

Volatility. We determine the price volatility factor based on the historical volatilities of our peer group as we do not have a sufficient trading history for our common stock. To determine our peer group of companies, we consider public enterprise cloud application providers and select those that are similar to us in size, stage of life cycle, and financial leverage. For valuations prior to May 2012, we used the same group of peer companies. As a result of acquisitions of certain peer group companies, we removed those companies and added additional peer group companies for valuations beginning May 2012. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield. We have not paid and do not expect to pay dividends.

The following table summarizes the assumptions relating to our stock options as follows:

	Year Ended
	January 31, 2013	January 31, 2012	December 31, 2010
Expected volatility	54.3% – 61.1%	58.1% – 59.1%	60.6% – 61.2%
Expected term (in years)	5 – 6.4	5 – 6.4	5 – 6.4
Risk-free interest rate	0.8% – 1.0%	0.9% – 2.7%	1.0% – 2.9%
Dividend yield	0%	0%	0%
Weighted-average grant date fair value per share	$10.88	$1.78	$0.61

In addition to assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the share-based compensation for our option awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our share-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the share-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the share-based compensation expense recognized in the financial statements.

We will continue to use judgment in evaluating the assumptions related to our share-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future share-based compensation expense.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, Comprehensive Income. The standard requires entities to have more detailed reporting of comprehensive income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The guidance should be applied retrospectively. We adopted this new guidance on February 1, 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement. The standard requires entities to change certain measurements and disclosures about fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted this new guidance on February 1, 2012.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The substantial majority of our agreements have been, and we expect will continue to be, denominated in U.S. dollars.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $790.3 million as of January 31, 2013. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, commercial paper, money market funds, corporate securities, and certificates of deposit. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

An immediate increase of 100-basis points in interest rates would have resulted in a $2.2 million market value reduction as of January 31, 2013. Certain of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by less than $0.4 million as of January 31, 2013. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2012, we had cash, cash equivalents and marketable securities totaling $111.2 million. The fixed-income portfolio was also subject to interest rate risk; however, the risk was not material.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORKDAY, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Workday, Inc.

We have audited the accompanying consolidated balance sheets of Workday, Inc. as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, cash flows and redeemable convertible preferred stock and stockholders’ equity (deficit) for each of the two years in the period ended January 31, 2013, the one month period ended January 31, 2011 and the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Workday, Inc. at January 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2013, the one month period ended January 31, 2011 and the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

March 22, 2013

WORKDAY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31, 2013	January 31, 2012
Assets
Current assets:
Cash and cash equivalents	$84,158	$57,529
Marketable securities	706,181	53,634
Accounts receivable, net of allowance for doubtful accounts of $613 and $261 at January 31, 2013 and 2012, respectively	67,437	54,467
Deferred costs	9,816	9,450
Prepaid expenses and other current assets	16,710	8,092

Total current assets	884,302	183,172
Property and equipment, net	44,585	25,861
Deferred costs, noncurrent	18,575	13,156
Goodwill and intangible assets, net	8,488	8,578
Other assets	3,130	1,871

Total assets	$959,080	$232,638

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,665	$2,730
Accrued expenses and other current liabilities	13,558	6,808
Accrued compensation	27,203	13,891
Capital leases	12,008	7,075
Unearned revenue	199,340	114,734

Total current liabilities	254,774	145,238
Capital leases, noncurrent	12,972	8,641
Unearned revenue, noncurrent	85,920	73,363
Other liabilities	13,131	10,051

Total liabilities	366,797	237,293
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.001 par value; no shares and 31 million shares authorized as of January 31, 2013 and January 31, 2012; no shares and 30 million shares issued and outstanding as of January 31, 2013 and January 31, 2012	—	170,906
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; no shares and 68 million shares authorized as of January 31, 2013 and January 31, 2012; no shares and 68 million shares issued and outstanding as of January 31, 2013 and January 31, 2012	—	68
Preferred stock, $0.001 par value; 10 million shares and no shares authorized as of January 31, 2013 and January 31, 2012; no shares issued and outstanding as of January 31, 2013	—	—
Class A common stock, $0.001 par value; 750 million shares authorized as of January 31, 2013 and 26 million shares issued and outstanding as of January 31, 2013	26	—
Class B common stock $0.001 par value; 240 million shares authorized as of January 31, 2013 and 140 million shares issued and outstanding as of January 31, 2013 (including 3 million shares subject to repurchase, legally issued and outstanding as of January 31, 2013)	136	—
Common stock, $0.001 par value; no shares and 200 million shares authorized as of January 31, 2013 and January 31, 2012; no shares and 36 million shares issued and outstanding as of January 31, 2013 and January 31, 2012 (including 3 million shares, subject to repurchase, legally issued and outstanding as of January 31, 2012)	—	33
Additional paid-in capital	993,933	106,457
Accumulated other comprehensive income	68	3
Accumulated deficit	(401,880)	(282,122)

Total stockholders’ equity (deficit)	592,283	(175,561)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$959,080	$232,638

See Notes to Consolidated Financial Statements

WORKDAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended January 31, 2013	Year Ended January 31, 2012	One Month Ended January 31, 2011	Year Ended December 31, 2010
Revenues	$273,657	$134,427	$7,282	$68,055
Costs and expenses(1):
Costs of revenues	116,535	65,368	3,904	39,864
Research and development	102,665	62,014	3,962	39,175
Sales and marketing	123,440	70,356	3,771	36,524
General and administrative	48,880	15,133	1,077	8,553

Total costs and expenses	391,520	212,871	12,714	124,116

Operating loss	(117,863)	(78,444)	(5,432)	(56,061)
Other expense, net	(1,203)	(1,018)	(8)	(57)

Loss before provision for income taxes	(119,066)	(79,462)	(5,440)	(56,118)
Provision for income taxes	124	167	10	97

Net loss	(119,190)	(79,629)	(5,450)	(56,215)
Accretion of redeemable convertible preferred stock	(568)	(342)	—	—

Net loss attributable to Class A and Class B common stockholders	$(119,758)	$(79,971)	$(5,450)	$(56,215)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.62)	$(2.71)	$(0.20)	$(2.22)

Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	74,011	29,478	27,642	25,367

(1)	Costs and expenses include share-based compensation expense as follows:

	Year Ended January 31, 2013	Year Ended January 31, 2012	One Month Ended January 31, 2011	Year Ended December 31, 2010
Costs of revenues	$1,913	$628	$16	$173
Research and development	3,528	1,124	47	556
Sales and marketing	2,717	839	28	310
General and administrative	7,170	1,591	102	663

See Notes to Consolidated Financial Statements

WORKDAY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended January 31, 2013	Year Ended January 31, 2012	One Month Ended January 31, 2011	Year Ended December 31, 2010
Net loss	$(119,190)	$(79,629)	$(5,450)	$(56,215)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustment	(4)	9	1	9
Net change in unrealized gains (losses) on available-for-sale investments	69	(11)	1	6

Other comprehensive income (loss), net of tax:	65	(2)	2	15

Comprehensive loss	$(119,125)	$(79,631)	$(5,448)	$(56,200)

See Notes to Consolidated Financial Statements

WORKDAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31, 2013	Year Ended January 31, 2012	One Month Ended January 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net loss	$(119,190)	$(79,629)	$(5,450)	$(56,215)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	17,722	9,319	532	5,313
Share-based compensation	15,328	4,182	193	1,702
Donation of common stock to Workday Foundation	11,250	—	—	—
Amortization of deferred costs	11,368	7,099	558	4,909
Other	56	60	5	636
Changes in operating assets and liabilities:
Accounts receivable	(12,970)	(39,025)	5,922	(14,520)
Deferred costs	(17,153)	(12,036)	(171)	(5,757)
Prepaid expenses and other assets	(9,877)	(4,909)	174	(1,540)
Accounts payable	(65)	2,195	(610)	274
Accrued and other liabilities	17,582	9,260	(3,205)	5,845
Unearned revenue	97,163	89,710	983	44,018

Net cash provided by (used in) operating activities	11,214	(13,774)	(1,069)	(15,335)
Cash flows from investing activities:
Purchases of marketable securities	(765,797)	(63,282)	—	(20,862)
Maturities of marketable securities	111,577	13,086	750	31,885
Sales of marketable securities	—	—	—	4,806
Purchase of cost method investment	—	(1,000)	—	—
Purchases of property and equipment	(15,898)	(4,999)	(65)	(3,662)

Net cash provided by (used in) investing activities	(670,118)	(56,195)	685	12,167
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	684,620	—	—	—
Proceeds from exercise of stock options	10,370	6,265	139	626
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	95,009	—	—
Principal payments on capital lease obligations	(9,453)	(4,296)	(132)	(952)

Net cash provided by (used in) financing activities	685,537	96,978	7	(326)
Effect of exchange rate changes	(4)	8	2	9

Net increase (decrease) in cash and cash equivalents	26,629	27,017	(375)	(3,485)
Cash and cash equivalents at the beginning of period	57,529	30,512	30,887	34,372

Cash and cash equivalents at the end of period	$84,158	$57,529	$30,512	$30,887

Supplemental cash flow data:
Cash paid for interest	$1,315	$898	$41	$221

Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$18,717	$15,983	$—	$5,112

Accretion of redeemable convertible preferred stock	$568	$342	$—	$—

Vesting of early exercised stock options	$2,447	$395	$48	$334

See Notes to Consolidated Financial Statements

WORKDAY, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock Shares	Amounts	Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances as of December 31, 2009	22,954,545	$75,555	67,586,395	$68	25,439,831	$23	$96,234	$(12)	$(140,486)	$(44,173)
Issuance of common stock upon exercise of stock options	—	—	—	—	2,115,800	3	489	—	—	492
Vesting of early exercised stock options	—	—	—	—	—	—	334	—	—	334
Fair value of common stock warrants issued to customer	—	—	—	—	—	—	247	—	—	247
Share-based compensation	—	—	—	—	—	—	1,702	—	—	1,702
Adjustment for uncertain tax positions	—	—	—	—	—	—	(41)	—	—	(41)
Other comprehensive income	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	(56,215)	(56,215)

Balances as of December 31, 2010	22,954,545	$75,555	67,586,395	$68	27,555,631	$26	$98,965	$3	$(196,701)	$(97,639)
Issuance of common stock upon exercise of stock options	—	—	—	—	509,850	1	138	—	—	139
Vesting of early exercised stock options	—	—	—	—	—	—	48	—	—	48
Share-based compensation	—	—	—	—	—	—	193	—	—	193
Other comprehensive income	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(5,450)	(5,450)

Balances as of January 31, 2011	22,954,545	$75,555	67,586,395	$68	28,065,481	$27	$99,344	$5	$(202,151)	$(102,707)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	7,435,149	95,009	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	7,758,894	6	2,536	—	—	2,542
Vesting of early exercised stock options	—	—	—	—	—	—	395	—	—	395
Grant of restricted stock award	—	—	—	—	100,000	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	4,182	—	—	4,182
Accretion of redeemable convertible preferred stock issuance costs	—	342	—	—	—	—	—	—	(342)	(342)
Other comprehensive loss	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(79,629)	(79,629)

Balances as of January 31, 2012	30,389,694	$170,906	67,586,395	$68	35,924,375	$33	$106,457	$3	$(282,122)	$(175,561)
Issuance of common stock upon exercise of stock options	—	—	—	—	4,621,908	3	2,416	—	—	2,419
Vesting of early exercised stock options	—	—	—	—	—	2	2,445	—	—	2,447
Grant of restricted stock awards	—	—	—	—	1,240,000	—		—	—	—
Share-based compensation	—	—	—	—	—	—	15,328	—	—	15,328
Conversion of preferred stock to common stock	(30,389,694)	(171,474)	(67,586,395)	(68)	97,976,089	98	171,443			171,473
Initial public offering, net of issuance costs					26,162,500	26	684,594			684,620
Donation of shares to Workday Foundation					500,000	—	11,250			11,250
Accretion of redeemable convertible preferred stock issuance costs	—	568	—	—	—	—	—	—	(568)	(568)
Other comprehensive income	—	—	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	—	—	(119,190)	(119,190)

Balances as of January 31, 2013	—	—	—	—	166,424,872	$162	$993,933	$68	$(401,880)	$592,283

See Notes to Consolidated Financial Statements

Note 1.    Overview and Basis of Presentation

Company and Background

Workday provides enterprise cloud applications for human capital management (HCM), payroll, financial management, grants management, time tracking, procurement, employee expense management and analytics. We offer innovative and adaptable technology focused on the consumer Internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources. We were originally incorporated in March 2005 in Nevada and in June 2012, we reincorporated in Delaware.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. We changed our fiscal year end from December 31 to January 31, effective for our fiscal year ended January 31, 2012. As a result of the change, we have presented a one month transition period beginning January 1, 2011 and ending January 31, 2011 in the consolidated financial statements.

For the January 31, 2012 balance sheet and the statement of cash flows for the years ended January 31, 2012 and December 31, 2010 and the one month period ended January 31, 2011, Capital leases with related party, current and noncurrent, has been grouped with Capital leases, current and noncurrent, respectively, to conform to the current year presentation.

Initial Public Offering

In October 2012, we completed our initial public offering (IPO) in which we issued and sold 26.2 million shares of Class A common stock at a public offering price of $28.00 per share. We received net proceeds of $684.6 million after deducting underwriting discounts and commissions of $44.0 million and other offering expenses of $4.0 million. Upon the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock and convertible preferred stock automatically converted into an aggregate of 98.0 million shares of Class B common stock and an aggregate of 42.1 million shares of our then-outstanding common stock converted into an equal number of Class B common stock shares.

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

Segment information

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

Note 2.    Summary of Significant Accounting Policies

Revenue Recognition

We derive our revenues primarily from subscription fees and from professional services fees, including training. We sell subscriptions to our cloud applications through contracts that are generally three years in length. Our arrangements do not contain general rights of return. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.

We commence revenue recognition for our cloud applications and professional services when all of the following criteria are met:

•	There is persuasive evidence of an arrangement;

•	The service has been or is being provided to the customer;

•	Collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Subscription Revenues

Subscription revenues are recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that our service is made available to the customer, assuming all revenue recognition criteria have been met.

Professional Services Revenues

Professional services revenues are generally recognized as the services are rendered for time and material contracts, or when any milestones are achieved and accepted by the customer for fixed price contracts. The majority of our professional services contracts are on a time and materials basis. Training revenues are recognized as the services are performed.

Multiple Deliverable Arrangements

For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined with the final deliverable within the arrangement and treated as a single unit of accounting. Revenue for arrangements treated as a single unit of accounting is generally recognized over the period commencing upon delivery of the final deliverable and over the remaining term of the subscription contract.

Subscription contracts have standalone value as we sell the subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new customers without professional services. As of January 31, 2012, we did not have standalone value for the professional services related to the deployment of our financial management application. This was due to the fact that we had historically performed the majority of these services to support our customers’ deployments of this application. In the year ended January 31, 2013, we determined that we had established standalone value for the deployment services related to our financial management application. This was primarily due to the growing number of partners that were trained and certified to perform these deployment services, the successful completion of a significant deployment engagement by a firm in our professional services ecosystem and the sale of several financial management cloud application subscription arrangements to customers without our deployment services. Because we established standalone value for our deployment services related to our financial management application in the year ended January 31, 2013, such service arrangements entered into after February 1, 2012 are being accounted for separately from subscription services.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. VSOE and TPE do not currently exist for any of our deliverables. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, we allocate the arrangement fee to the separate units of accounting based on our best estimate of selling price. The amount of arrangement fee allocated is limited by contingent revenues, if any.

We determine our best estimate of selling price for our deliverables based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors. We evaluate our best estimate of selling price by reviewing historical data related to sales of our deliverables, including comparing the percentages of our contract prices to our list prices. We also consider several other data points in our evaluation, including the size of our arrangements, the cloud applications sold, customer demographics and the numbers and types of users within our arrangements.

Costs of Revenues

Costs of revenues primarily consist of costs related to providing our cloud applications, compensation and other employee related expenses for data center and professional services staff, payments to outside service providers, data center and networking expenses and depreciation expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Our cash and cash equivalents generally consist of investments in U.S. agency obligations, money market funds and commercial paper. Cash and cash equivalents are stated at fair value.

Marketable Securities

Our marketable securities consist of U.S. agency obligations, U.S. treasury securities, commercial paper, corporate securities, municipal securities and certificates of deposit. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of our allowance. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. For all periods presented, the allowance for doubtful accounts activity was not significant.

Deferred Costs

Deferred costs include commissions earned by our sales force that can be associated specifically with a non-cancelable cloud application services contract and direct costs related to professional services contracts accounted for together with a related cloud application services contract as a single unit of accounting.

Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable cloud application services contract. The commission payments are paid in full after the customer has paid for its first year of service. Direct professional services costs are deferred up until the commencement of revenue recognition of the single unit and then recognized when the related professional services revenues are recognized. We have a limited number of deferred professional services contracts which were consummated prior to the establishment of standalone value for our professional services.

Amortization of deferred commissions and deferred professional services costs are included in sales and marketing and costs of revenues, respectively, in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lease term.

Goodwill and Intangible Assets

We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the business combination date. Intangible assets with a finite life are amortized over their estimated useful lives. Goodwill is tested for impairment at least annually, and more frequently upon the occurrence of certain events. We completed our annual impairment test in our fourth quarter, which did not result in any impairment of the goodwill balance.

Unearned Revenue

Unearned revenue primarily consists of customer billings in advance of revenues being recognized from our cloud applications contracts. We invoice our customers for our cloud applications contracts in annual or multi-year installments. Our typical payment terms provide that customers pay a portion of the total arrangement fee within 30 days of the contract date. Unearned revenue also includes certain deferred professional services fees that are accounted for as a single unit of accounting with cloud applications fees and are recognized as revenues over the same period as the related cloud applications contract. Unearned revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current unearned revenue and the remaining portion is recorded as noncurrent.

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $6.5 million, $3.9 million, and $2.6 million for the years ended January 31, 2013, January 31, 2012 and December 31, 2010, respectively, and $0.1 million for the one month period ended January 31, 2011.

Share-Based Compensation

All share-based compensation to employees is measured based on the grant-date fair value of the awards and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock options granted using the Black-Scholes option valuation model. For restricted stock awards and units, fair value is based on the closing price of our common stock on the grant date. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method.

Compensation expense for non-employee stock options is calculated using the Black-Scholes option-pricing model and is recorded as the options vest. Non-employee options subject to vesting are required to be periodically revalued over their service period, which is generally the same as the vesting period.

Income Taxes

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items, our unrecognized tax benefits will likely increase in the future. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties.

Warranties and Indemnification

Our cloud applications are generally warranted to perform materially in accordance with our online help documentation under normal use and circumstances. Additionally, our contracts generally include provisions for indemnifying customers against liabilities if our cloud applications contracts infringe a third party’s intellectual property rights, and we may also incur liabilities if we breach the security and/or confidentiality obligations in our contracts. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements, as a result of these obligations. We have entered into service-level agreements with a majority of our customers warranting defined levels of uptime reliability and performance and permitting those customers to receive credits or refunds for prepaid amounts related to unused subscription services or to terminate their agreements in the event that we fail to meet those levels. To date, we have not experienced any significant failures to meet defined levels of reliability and performance as a result of those agreements and, as a result, we have not accrued any liabilities related to these agreements in the consolidated financial statements.

Foreign Currency Exchange

The functional currency for certain of our foreign subsidiaries is the U.S. dollar, while others use local currencies as their functional currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Concentrations of Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits.

No single customer represented over 10% of accounts receivable in the consolidated financial statements as of January 31, 2013. Accounts receivable from our top customer accounted for approximately 14% of the total consolidated accounts receivable balance as of January 31, 2012. No single customer represented over 10% of total revenues for any of the periods in the consolidated financial statements.

In order to reduce the risk of down time of our enterprise cloud applications, we have established data centers in various geographic regions. We have internal procedures to restore services in the event of disaster at one of our current data center facilities. We serve our customers and users from data center facilities operated by third parties, located in Ashburn, Virginia; Lithia Springs, Georgia; Portland, Oregon; Dublin, Ireland; and Amsterdam, The Netherlands. Even with these procedures for disaster recovery in place, our cloud applications could be significantly interrupted during the implementation of the procedures to restore services.

Recently Issued and Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, Comprehensive Income. The standard requires entities to have more detailed reporting of comprehensive income. The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. We adopted this new guidance retrospectively on February 1, 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement. The standard requires entities to change certain measurements and disclosures about fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted this new guidance on February 1, 2012 and it did not have an impact on our consolidated financial statements.

Note 3. Marketable Securities

At January 31, 2013, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$614,171	$64	$(11)	$614,224
U.S. treasury securities	65,174	5	—	65,179
Commercial paper	64,538	1	—	64,539
Certificates of deposit	250	—	—	250
U.S. corporate securities	8,128	—	(1)	8,127
Money market funds	17,395	—	—	17,395

	$769,656	$70	$(12)	$769,714

Included in cash and cash equivalents	$63,533	$—	$—	$63,533

Included in marketable securities	$706,123	$70	$(12)	$706,181

At January 31, 2012, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$14,316	$—	$—	$14,316
Commercial paper	23,785	1	(1)	23,785
U.S. corporate securities	20,391	—	(11)	20,380
Municipal securities	15,125	1	(1)	15,125
Money market funds	27,152	—	—	27,152

	$100,769	$2	$(13)	$100,758

Included in cash and cash equivalents	$47,125	$—	$(1)	$47,124

Included in marketable securities	$53,644	$2	$(12)	$53,634

We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of January 31, 2013. All marketable securities held as of January 31, 2013 have not been in a continuous unrealized loss position for more than 12 months. Sales of available-for-sale securities resulted in no gains or losses during any of the periods presented. The majority of our marketable securities as of January 31, 2013 and January 31, 2012 mature within one year. Marketable securities on the consolidated balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months and the remainder of the securities is reflected in cash and cash equivalents.

Note 4.    Deferred Costs

Deferred costs consisted of the following (in thousands):

	January 31, 2013	January 31, 2012
Current:
Deferred professional service costs	$1,654	$4,314
Deferred sales commissions	8,162	5,136

Total	$9,816	$9,450

Noncurrent:
Deferred professional service costs	$6,843	$4,712
Deferred sales commissions	11,732	8,444

Total	$18,575	$13,156

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 31, 2013	January 31, 2012
Computers, equipment and software	$28,770	$15,738
Computers, equipment and software acquired under capital leases	39,300	20,856
Furniture and fixtures	4,689	3,574
Leasehold improvements	6,581	4,560

	79,340	44,728
Less accumulated depreciation and amortization	(34,755)	(18,867)

Property and equipment, net	$44,585	$25,861

Depreciation expense was $15.9 million, $8.9 million, and $4.9 million for the years ended January 31, 2013, January 31, 2012 and December 31, 2010, respectively, and $0.5 million for the one month period ended January 31, 2011. These amounts include depreciation of assets recorded under capital leases of $10.2 million, $4.3 million, and $0.6 million for the years ended January 31, 2013, January 31, 2012 and December 31, 2010, respectively, and $0.1 million for the one month period ended January 31, 2011.

Note 6.    Goodwill and Intangible Assets

In February 2008, we acquired Cape Clear, an enterprise software company. Our goodwill and a portion of our intangible assets are attributed to this acquisition. Our intangible assets are fully amortized as of January 31, 2013.

Goodwill and intangible assets consisted of the following (in thousands):

	January 31, 2013	January 31, 2012
Acquired purchased technology	$600	$600
Customer relationship assets	338	338

	938	938
Less accumulated amortization	(938)	(848)

Intangible assets, net	—	90
Goodwill	8,488	8,488

Goodwill and intangible assets, net	$8,488	$8,578

Note 7.    Fair Value Measurements

We value our marketable securities using quoted prices for identical instruments in active markets when available. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for identical or comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional’s pricing service. To date, all of our marketable securities can be valued using one of these two methodologies.

We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs that are supported by little or no market activity.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of January 31, 2013
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$614,224	$614,224
U.S. treasury securities	65,179	—	65,179
Commercial paper	—	64,539	64,539
Certificates of deposit	—	250	250
U.S. corporate securities	—	8,127	8,127
Money market funds	17,395	—	17,395

	$82,574	$687,140	$769,714

Included in cash and cash equivalents			$63,533

Included in marketable securities			$706,181

	Fair Value Measurements as of January 31, 2012
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$14,316	$14,316
Commercial paper	—	23,785	23,785
U.S. corporate securities	—	20,380	20,380
Municipal securities	—	15,125	15,125
Money market funds	27,152	—	27,152

	$27,152	$73,606	$100,758

Included in cash and cash equivalents			$47,124

Included in marketable securities			$53,634

Note 8.    Commitments and Contingencies

Leases

We lease office space under non-cancelable operating leases in the U.S. and Europe with various expiration dates. In addition, we lease certain equipment from an affiliate of one of our co-CEOs (see Note 14) and from various third parties. The equipment lease terms contain a bargain purchase option, therefore, the leases are classified as capital leases. As of January 31, 2013, the future minimum lease payments by year under non-cancelable leases are as follows (in thousands):

	Capital Leases	Operating Leases
2014	$13,202	$8,198
2015	9,932	9,282
2016	3,706	5,950
2017	—	3,365
2018	—	3,319
Thereafter	—	1,646

	26,840	31,760
Less amount representing interest and taxes	(1,860)	—

	24,980	$31,760

Less current portion	12,008

Noncurrent	$12,972

The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on the straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense was $5.5 million, $3.4 million, and $2.1 million for the years ended January 31, 2013, January 31, 2012 and December 31, 2010, respectively, and $0.2 million for the one month period ended January 31, 2011.

Legal Matters

We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, as of January 31, 2013, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 9.    Common Stock and Stockholders’ Equity (Deficit)

Common Stock

In connection with our IPO, we amended our certificate of incorporation to provide for Class A common stock, Class B common stock and preferred stock. Upon the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock and convertible preferred stock automatically converted into an aggregate of 98.0 million shares of Class B common stock and an aggregate of 42.1 million shares of our then-outstanding common stock converted into an equal number of Class B common stock.

Employee Equity Plans

Our board of directors adopted the 2012 Employee Stock Purchase Plan (ESPP) in August 2012 which became effective on October 10, 2012. The ESPP was approved with a reserve of 2.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. We expect that the start date of the initial six-month purchasing period under the ESPP will commence on June 1, 2013.

Our board of directors adopted the 2012 Equity Incentive Plan (EIP) in August 2012 which became effective on October 10, 2012 and serves as the successor to our 2005 Stock Plan. The EIP was approved with a reserve of 25.0 million shares of Class A common stock for future issuance under various terms provided in the EIP. Additionally, shares not issued or subject to outstanding grants under the 2005 Stock Plan were rolled into the EIP resulting in a total of 39.2 million available shares under the EIP upon adoption. Shares issued under the

2005 Stock Plan were Class B common stock and shares issued under the EIP are Class A common stock. As of January 31, 2013 we had approximately 38.8 million shares of Class A common stock available for future grants.

Common Stock Subject to Repurchase

The 2005 Stock Plan and Stock Option Agreements allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of January 31, 2013 and 2012, we had $9.4 million and $3.9 million recorded in liabilities related to early exercises of stock options.

As of January 31, 2013, there were 7.2 million exercisable but unvested options outstanding with early exercise provisions. These options had a weighted-average exercise price of $2.67 per share and a weighted-average remaining contractual life of 8.0 years. The total intrinsic value of these exercisable but unvested options as of January 31, 2013 was $366.4 million.

Stock Options

The 2005 Stock Plan provided, and the EIP provides, for the issuance of incentive and nonstatutory options to employees and non-employees. We have also issued nonstatutory options outside of these plans. Options issued under and outside of the 2005 Stock Plan generally are exercisable for periods not to exceed 10 years and generally vest over five years. Options issued under the EIP generally are exercisable for periods not to exceed 10 years and generally vest over four to five years.

Stock option activity is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2012	29,211,475	$1.55	$98,241,048
Stock option grants	5,685,700	10.97
Stock options exercised	(4,621,908)	2.24
Stock options canceled	(419,225)	4.62

Balance as of January 31, 2013	29,856,042	$3.19	$1,499,463,289

Vested and expected to vest as of January 31, 2013	27,642,370	$3.02	$1,393,045,535

Exercisable as of January 31, 2013	18,916,803	$1.62	$979,923,721

The total grant-date fair value of stock options vested during the year ended January 31, 2013, January 31, 2012, December 31, 2010 and the one month period ended January 31, 2011 was $6.6 million, $2.5 million, $1.2 million, and $0.5 million, respectively. The total intrinsic value of the options exercised during the year ended January 31, 2013, January 31, 2012, December 31, 2010 and the one month period ended January 31, 2011 was $69.8 million, $19.6 million, $0.5 million and $0.5 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of vested and expected to vest options as of January 31, 2013 is approximately 7.1 years.

As of January 31, 2013, there was a total of $60.9 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 4.0 years.

The options that are exercisable as of January 31, 2013 have a weighted-average remaining contractual life of approximately 6.5 years. The weighted-average remaining contractual life of outstanding options at January 31, 2013 is approximately 7.2 years.

Restricted Stock Awards

The 2005 Stock Plan provided, and the EIP provides, for the issuance of restricted stock awards to employees. Restricted stock awards issued under the 2005 Stock Plan generally vest over five years and restricted stock awards issued under the EIP generally vest over four years. Under these plans, 1.3 million restricted awards of Class B common stock were issued and outstanding, all of which are subject to forfeiture as of January 31, 2013. During the year ended January 31, 2013, we granted 1.2 million shares of restricted stock awards with a weighted average grant date fair value of $13.37.

As of January 31, 2013, there was a total of $14.8 million in unrecognized compensation cost related to restricted stock awards, which are expected to be recognized over a weighted-average period of approximately 4.8 years.

Restricted Stock Units

The 2005 Stock Plan provided, and the EIP provides, for the issuance of restricted stock units to employees. Restricted stock units issued under the 2005 Stock Plan generally vest over five years and restricted stock units issued under the EIP generally vest over four years. During the year ended January 31, 2013, we issued 163,400 restricted stock units of Class B common stock under the EIP with a weighted average grant date fair value of $48.82.

As of January 31, 2013, there was a total of $6.6 million in unrecognized compensation cost related to restricted stock units, which are expected to be recognized over a weighted-average period of approximately 3.8 years.

Donation to the Workday Foundation

In August 2012, with approval of the board of directors, we donated 500,000 shares of Class B common stock to the Workday Foundation. We incurred a share-based charge of $11.3 million for the value of the donated shares, which was recorded in general and administrative expense in the year ended January 31, 2013.

Share-Based Compensation to Employees

All share-based payments to employees are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of equity awards using the Black-Scholes option-pricing model. We determine the assumptions for the option-pricing model as follows:

Fair Value of Common Stock

Prior to our initial public offering in October 2012, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: (i) contemporaneous third-party valuations of our common stock; (ii) the prices, rights, preferences and privileges of our Preferred Stock relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) our actual operating and financial results; (v) current business conditions and projections; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company, given prevailing market conditions.

Since our initial public offering, we have used the market closing price for our Class A common stock as reported on the New York Stock Exchange.

Risk-Free Interest Rate

The weighted-average, risk-free interest rate is based on the rate for a U.S. Treasury zero-coupon issue with a term that approximates the expected life of the option grant at the date closest to the option grant date.

Expected Term

The expected term represents the period that our share-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options.

Volatility

We determine the price volatility factor based on the historical volatility data of our peer group as we currently do not have a sufficient trading history for our common stock.

Dividend Yield

We have not paid and do not expect to pay dividends.

The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including the types of awards and employee class. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The assumptions used for the periods presented were as follows:

	Year Ended
	January 31, 2013	January 31, 2012	December 31, 2010
Expected volatility	54.3% – 61.1%	58.1% – 59.1%	60.6% – 61.2%
Expected term (in years)	5 – 6.4	5 – 6.4	5 – 6.4
Risk-free interest rate	0.8% – 1.0%	0.9% – 2.7%	1.0% – 2.9%
Dividend yield	0%	0%	0%
Weighted-average grant date fair value per share	$10.88	$1.78	$0.61

Stock Options Issued to Non-employees

During the years ended January 31, 2013, January 31, 2012 and December 31, 2010, we granted options to purchase approximately 113,000, 63,500 and 50,000 shares, respectively, of common stock to individual consultants at weighted-average exercise prices of $8.86, $4.25 and $1.00 per share, respectively. The options granted in exchange for consulting services vest over periods up to five years. These options were granted under the 2005 Stock Plan and are included in the option table above. Additional consultant options were granted in prior years. The unvested options issued to consultants are remeasured to fair value at the end of each accounting period. We recorded expense related to the issuance of options to consultants of $1.9 million, $0.4 million, and $0.1 million for the years ended January 31, 2013, January 31, 2012 and December 31, 2010, respectively.

Note 10.    Other Expense, net

Other expense, net consisted of the following (in thousands):

	Year Ended January 31, 2013	Year Ended January 31, 2012	One Month Ended January 31, 2011	Year Ended December 31, 2010
Interest income	$560	$68	$4	$88
Interest expense	(1,363)	(976)	(41)	(221)
Other income (expense)	(400)	(110)	29	76

Other expense, net	$(1,203)	$(1,018)	$(8)	$(57)

Note 11.    Income Taxes

The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended January 31, 2013	Year Ended January 31, 2012	One Month Ended January 31, 2011	Year Ended December 31, 2010
Domestic	$(119,793)	$(78,721)	$(4,864)	$(51,388)
Foreign	727	(741)	(576)	(4,730)

Total	$(119,066)	$(79,462)	$(5,440)	$(56,118)

We did not record an income tax provision for deferred taxes for any of the periods presented because we provided a full valuation allowance against our deferred tax assets. The provision for income taxes consisted of the following (in thousands):

	Year Ended January 31, 2013	Year Ended January 31, 2012	One Month Ended January 31, 2011	Year Ended December 31, 2010
Federal	$(160)	$60	$5	$80
State	42	38	3	10
Foreign	242	69	2	7

Total	$124	$167	$10	$97

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following:

	Year Ended January 31, 2013	Year Ended January 31, 2012	One Month Ended January 31, 2011	Year Ended December 31, 2010
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Effect of:
Foreign income at other than U.S. rates	0.3	(0.3)	(2.3)	(1.9)
State taxes, net of federal benefit	5.0	5.2	5.0	5.3
Changes in valuation allowance	(37.8)	(38.7)	(36.9)	(37.6)
Other	(2.6)	(1.4)	(1.0)	(1.0)

	(0.1)%	(0.2)%	(0.2)%	(0.2)%

As a result of our history of net operating losses, the current federal and current state provision for income taxes relates to accruals and adjustments to the interest and penalties for uncertain tax positions and state minimum and capital based income taxes. Current foreign income taxes are associated with our non-U.S. operations.

We had unrecorded excess stock option tax benefits of $7.7 million as of January 31, 2013. These amounts will be credited to additional paid-in capital when such amounts reduce cash taxes payable.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31, 2013	January 31, 2012
Deferred tax assets:
Unearned revenue	$28,346	$10,826
Other reserves and accruals	11,960	9,583
Federal net operating loss carryforwards	87,222	72,804
State and foreign net operating loss carryforwards	22,888	20,976
Property and equipment	6,196	2,304
Other	3,935	1,098

	160,547	117,591
Valuation allowance	(158,003)	(116,621)

Deferred tax assets, net of valuation allowance	2,544	970
Deferred tax liabilities:
Acquired intangible assets	–	(11)
Other prepaid assets	(2,544)	(959)

	(2,544)	(970)

Net deferred tax assets	$—	$—

As a result of continuing losses, we have determined that it is more likely than not that we will not realize the benefits of the deferred tax assets and therefore we have recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. As a result, the valuation allowance on our net deferred tax assets increased by $41.4 million and $30.8 million during the years ended January 31, 2013 and 2012, respectively.

As of January 31, 2013, we had approximately $272.1 million of federal, $254.0 million of state and $77.7 million of foreign net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards expire in varying amounts between the years 2015 and 2033. The foreign net operating losses do not expire and may be carried forward indefinitely.

The net operating losses include no amounts relating to the excess tax benefit of stock option exercises which when realized will be recorded as a credit to additional paid-in capital. We also had approximately $6.6 million of federal and $7.1 million of California research and development tax credit carryforwards as of January 31, 2013. The federal credits expire in varying amounts between the years 2025 and 2033. The California research credits do not expire and may be carried forward indefinitely.

Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state tax law.

We consider all undistributed earnings of our foreign subsidiaries to be permanently invested in foreign operations unless such earnings are subject to federal income taxes. Undistributed earnings of our foreign subsidiaries amounted to approximately $1.9 million at January 31, 2013. Accordingly, no deferred tax liabilities have been recorded with respect to undistributed earnings of the foreign subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended January 31, 2013	Year Ended January 31, 2012	One Month Ended January 31, 2011	Year Ended December 31, 2010
Unrecognized tax benefits at the beginning of the period	$10,705	$8,598	$7,489	$5,513
Additions for tax positions taken in prior years	1,392	—	926	692
Additions for tax provisions related to the current year	3,480	2,107	183	1,284

Unrecognized tax benefits at the end of the period	$15,577	$10,705	$8,598	$7,489

Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. As of January 31, 2013, 2012, 2011 and December 31, 2010 we had accrued interest of $0.4 million, $0.4 million, $0.5 million and $0.5 million, respectively. As of January 31, 2013 we had accrued penalties of $0.8 million. As of January 31, 2012, 2011 and December 2010, we had accrued penalties of $1.0 million.

Included in the balance of unrecognized tax benefits at January 31, 2013, 2012, 2011 and December 31, 2010 are potential benefits of $1.7 million that if recognized, would affect the tax rate on earnings. We do not expect any unrecognized tax benefits to be recognized within the next 12 months.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state and foreign tax authorities. We are not currently under examination in any federal, state or foreign jurisdiction.

Note 12.    Net loss per share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our redeemable convertible preferred stock, our convertible preferred stock, outstanding stock options, outstanding warrants, stock related to unvested early exercised stock options and stock related to unvested restricted stock awards to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The net loss per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A and Class B common shares as if the loss for the year has been distributed. As the liquidation and dividend rights are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.

We consider shares issued upon the early exercise of options subject to repurchase and unvested restricted stock awards and units to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares. In future periods to the extent we are profitable, we will subtract earnings allocated to these participating securities from net income to determine net income attributable to common stockholders.

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Year Ended January 31,		Year Ended January 31,		One Month Ended January 31,		Year Ended December 31,
	2013		2012		2011		2010
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss attributable to Class A and Class B common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(12,955)	$(106,803)	$—	$(79,971)	$—	$(5,450)	$—	$(56,215)
Denominator:
Weighted-average common shares outstanding	8,006	66,005	—	29,478	—	27,642	—	25,367
Basic and diluted net loss per share	$(1.62)	$(1.62)	$—	$(2.71)	$—	$(0.20)	$—	$(2.22)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of
	January 31, 2013	January 31, 2012	January 31, 2011	December 31, 2010
Shares subject to outstanding common stock options and warrants	31,206	30,561	28,146	28,674
Shares subject to repurchase	2,916	2,927	1,160	1,275
Shares subject to unvested restricted stock awards and units	1,503	100	—	—
Redeemable convertible preferred stock	—	30,390	22,955	22,955
Convertible preferred stock	—	67,586	67,586	67,586

	35,625	131,564	119,847	120,490

Note 13.    Geographic Information

Revenue by geography is based on the billing address of the customer. The following tables set forth revenue by geographic area (in thousands):

	Year Ended January 31, 2013	Year Ended January 31, 2012	One Month Ended January 31, 2011	Year Ended December 31, 2010
United States	$226,006	$111,574	$6,044	$59,208
International	47,651	22,853	1,238	8,847

Total	$273,657	$134,427	$7,282	$68,055

Note 14.    Related-Party Transactions

In June 2010, we entered into a capital lease agreement with an affiliate of one of our co-CEOs, Mr. Duffield, who is also a director and significant stockholder. The lease agreement provides for an equipment lease financing facility to be drawn upon for purchases of certain equipment for use in our business operations. The amounts paid under this agreement in the years ended January 31, 2013, January 31, 2012 and December 31, 2010 were $4.2 million, $4.6 million and $1.5 million, respectively. As of January 31, 2013, the principal balance due under the lease agreement was $2.0 million and was included in Capital leases and Capital leases, noncurrent on the consolidated balance sheets.

In November 2012, we entered into three facility operating lease agreements with a third party landlord for office space adjacent to our corporate headquarters in Pleasanton, California. The term of the agreements is five years and the total rent due under the three agreements is $1.6 million for the first year of such leases, and the rent will increase by $0.60/square foot per year thereafter. In December 2012, an affiliate of Mr. Duffield assumed those leases. In addition, we signed a lease amendment in January 2013 with the same affiliate of Mr. Duffield for additional space in Pleasanton, California. The total rent due under the amendment is $0.4 million for the first year of such lease and will increase by $0.60/square foot per year thereafter. All leases are expected to commence in the year ended January 31, 2014. There were no amounts paid under these agreements in the year ended January 31, 2013.

Note 15.    401(k) Plan

We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. To date, we have not made any matching contributions to this plan.

Note 16.    Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the years ended January 31, 2013 and January 31, 2012 (in thousands except per share data):

	Quarter ended
	January 31, 2013	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011	July 31, 2011	April 30, 2011
Consolidated Statements of Operations Data:
Revenues	$81,519	$72,618	$62,702	$56,818	$43,158	$36,450	$30,126	$24,693
Operating loss	(30,678)	(40,868)	(26,360)	(19,957)	(23,091)	(19,442)	(20,093)	(15,818)
Net loss	(30,944)	(41,310)	(26,881)	(20,055)	(23,586)	(19,731)	(20,531)	(15,781)
Net loss attributable to Class A and Class B common stockholders	(30,944)	(41,471)	(27,087)	(20,256)	(23,843)	(19,803)	(20,537)	(15,788)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	(0.19)	(0.67)	(0.78)	(0.61)	(0.77)	(0.66)	(0.71)	(0.56)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the Evaluation Date).

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

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

(c) Changes in Internal Control Over Financial Reporting

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No 1. — Election of Directors”, “Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement including “Executive Officers and Key Employees.”

We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. The Code of Conduct is available on our Web site at http://www.workday.comcompany//investor_relations/corporate_governance. A copy may also be obtained without charge by contacting Investor Relations, Workday, Inc., 6230 Stoneridge Mall Road, Pleasanton, California 94588 or by calling (925) 951-9000.

We plan to post on our Web site at the address described above any future amendments or waivers of our Code of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Directors and Corporate Governance” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Directors and Corporate Governance” “Related Persons Transactions” and “Employment Arrangements and Indemnification Agreements.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.    The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-35680	October 31, 2012	3.1

3.2	Restated Bylaws of the Registrant.	8-K	001-35680	March 13, 2013	3.1

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-183640	October 1, 2012	4.1

4.2	Form of Registrant’s Class B common stock certificate.	S-8	333-184395	October 12, 2012	4.9

4.3	Amended and Restated Investors’ Rights Agreement dated October 13, 2011, by and among the Registrant certain security holders of the Registrant.	S-1	333-183640	August 30, 2012	4.2

10.1	Form of Indemnification Agreement.	S-1	333-183640	August 30, 2012	10.1

10.2†	2005 Stock Plan, as amended and form of stock option and stock option exercise agreement.	S-1	333-183640	August 30, 2012	10.2

10.3†	2012 Equity Incentive Plan and form of form of stock option award agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus award agreement.	S-1	333-183640	August 30, 2012	10.3

10.4†	2012 Employee Stock Purchase Plan.	S-1	333-183640	August 30, 2012	10.4

10.5†	Offer Letter between Michael A. Stankey and the Registrant, dated September 4, 2009.	S-1	333-183640	August 30, 2012	10.5

10.6†	Offer Letter between James P. Shaughnessy and the Registrant, dated July 7, 2011.	S-1	333-183640	August 30, 2012	10.6

10.7†	Offer Letter between Mark S. Peek and the Registrant, dated April 9, 2012, as amended May 22, 2012.	S-1	333-183640	August 30, 2012	10.7

10.8	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

10.9	Sub-Sublease, dated September 22, 2008, between Registrant and E-Loan, Inc.	S-1	333-183640	August 30, 2012	10.9

10.10	Form of Warrant to Purchase Class B Common Stock, dated May 19, 2008, issued by the Registrant to Flextronics International Management Services Ltd., as amended.	S-1	333-183640	August 30, 2012	10.10

10.11	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri.	S-1/A	333-183640	October 1, 2012	10.11

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 81 to this Report)					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates a management contract or compensatory plan.

*

As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

(b)

Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or the information is included in the Registrant’s consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 22nd day of March, 2013.

WORKDAY, INC.

/s/ Mark S. Peek
Mark S. Peek Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark S. Peek or James P. Shaughnessy, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Duffield David A. Duffield	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2013

/s/ Aneel Bhusri Aneel Bhusri	Chairman and Co-Chief Executive Officer (Principal Executive Officer)	March 22, 2013

/s/ Mark S. Peek Mark S. Peek	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2013

/s/ A. George Battle A. George Battle	Director	March 22, 2013

/s/ Christa Davies Christa Davies	Director	March 22, 2013

/s/ Michael M. McNamara Michael M. McNamara	Director	March 22, 2013

/s/ Scott D. Sandell Scott D. Sandell	Director	March 22, 2013

/s/ George J. Still, Jr. George J. Still, Jr.	Director	March 22, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-35680	October 31, 2012	3.1

3.2	Restated Bylaws of the Registrant.	8-K	001-35680	March 13, 2013	3.1

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-183640	October 1, 2012	4.1

4.2	Form of Registrant’s Class B common stock certificate.	S-8	333-184395	October 12, 2012	4.9

4.3	Amended and Restated Investors’ Rights Agreement, dated October 13, 2011, by and among the Registrant certain security holders of the Registrant.	S-1	333-183640	August 30, 2012	4.2

10.1	Form of Indemnification Agreement.	S-1	333-183640	August 30, 2012	10.1

10.2†	2005 Stock Plan, as amended and form of stock option and stock option exercise agreement.	S-1	333-183640	August 30, 2012	10.2

10.3†	2012 Equity Incentive Plan and form of form of stock option award agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus award agreement.	S-1	333-183640	August 30, 2012	10.3

10.4†	2012 Employee Stock Purchase Plan.	S-1	333-183640	August 30, 2012	10.4

10.5†	Offer Letter between Michael A. Stankey and the Registrant, dated September 4, 2009.	S-1	333-183640	August 30, 2012	10.5

10.6†	Offer Letter between James P. Shaughnessy and the Registrant, dated July 7, 2011.	S-1	333-183640	August 30, 2012	10.6

10.7†	Offer Letter between Mark S. Peek and the Registrant, dated April 9, 2012, as amended May 22, 2012.	S-1	333-183640	August 30, 2012	10.7

10.8	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8

10.9	Sub-Sublease, dated September 22, 2008, between Registrant and E-Loan, Inc.	S-1	333-183640	August 30, 2012	10.9

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

10.10	Form of Warrant to Purchase Class B Common Stock, dated May 19, 2008, issued by the Registrant to Flextronics International Management Services Ltd., as amended.	S-1	333-183640	August 30, 2012	10.10

10.11	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri.	S-1/A	333-183640	October 1, 2012	10.11

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 81 to this Report)					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates a management contract or compensatory plan.
*

As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.