Form 10-Q
period 2013-04-30
Workday, Inc.
filed 2013-06-05
CIK 1327811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

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

As of May 31, 2013, there were approximately 173 million shares of the registrant’s Common Stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workday, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	April 30, 2013	January 31, 2013*
Assets
Current assets:
Cash and cash equivalents	$219,264	$84,158
Marketable securities	586,503	706,181
Accounts receivable, net	60,345	67,437
Deferred costs	10,053	9,816
Prepaid expenses and other current assets	17,519	16,710

Total current assets	893,684	884,302
Property and equipment, net	54,197	44,585
Deferred costs, noncurrent	19,092	18,575
Goodwill and intangible assets, net	8,488	8,488
Other assets	5,794	3,130

Total assets	$981,255	$959,080

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,408	$2,665
Accrued expenses and other current liabilities	13,915	13,558
Accrued compensation	43,267	27,203
Capital leases	11,179	12,008
Unearned revenue	224,363	199,340

Total current liabilities	309,132	254,774
Capital leases, noncurrent	10,163	12,972
Unearned revenue, noncurrent	76,575	85,920
Other liabilities	13,600	13,131

Total liabilities	409,470	366,797
Stockholders’ equity:
Common stock	169	162
Additional paid-in capital	1,006,446	993,933
Accumulated other comprehensive income	65	68
Accumulated deficit	(434,895)	(401,880)

Total stockholders’ equity	571,785	592,283

Total liabilities and stockholders’ equity	$981,255	$959,080

*	Amounts as of January 31, 2013 were derived from the January 31, 2013 audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2013	2012
Revenues	$91,645	$56,818
Costs and expenses(1):
Costs of revenues	36,699	25,090
Research and development	36,282	20,786
Sales and marketing	38,364	24,838
General and administrative	12,924	6,061

Total costs and expenses	124,269	76,775
Operating loss	(32,624)	(19,957)
Other expense, net	(256)	(35)

Loss before provision for income taxes	(32,880)	(19,992)
Provision for income taxes	135	63

Net loss	(33,015)	(20,055)

Accretion of redeemable convertible preferred stock	—	(201)

Net loss attributable to common stockholders	$(33,015)	$(20,256)

Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.61)

Weighted-average shares used to compute net loss per share attributable to common stockholders	168,074	33,011

(1) Costs and expenses include share-based compensation as follows:

Costs of revenues	$737	$216
Research and development	1,907	375
Sales and marketing	1,043	367
General and administrative	3,729	487

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2013	2012
Net loss	$(33,015)	$(20,055)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustment	(86)	9
Net change in unrealized gains (losses) on available-for-sale investments	83	9

Other comprehensive income (loss), net of tax	(3)	18

Comprehensive loss	$(33,018)	$(20,037)

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2013	2012
Cash flows from operating activities
Net loss	$(33,015)	$(20,055)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,569	3,534
Share-based compensation	7,416	1,445
Amortization of deferred costs	2,482	3,252
Other	(26)	15
Changes in operating assets and liabilities:
Accounts receivable	7,131	(471)
Deferred costs	(3,236)	(3,626)
Prepaid expenses and other assets	(3,563)	(2,824)
Accounts payable	2,421	(434)
Accrued and other liabilities	15,453	6,905
Unearned revenue	15,678	24,967

Net cash provided by operating activities	17,310	12,708
Cash flows from investing activities
Purchases of marketable securities	(287,841)	(53,867)
Maturities of marketable securities	406,708	16,421
Purchases of property and equipment	(1,895)	(2,197)
Other	90	—

Net cash provided by (used in) investing activities	117,062	(39,643)
Cash flows from financing activities
Proceeds from exercise of stock options	4,565	705
Principal payments on capital lease obligations	(3,753)	(1,766)
Other	8	—

Net cash provided by (used in) financing activities	820	(1,061)
Effect of exchange rate changes	(86)	8

Net increase (decrease) in cash and cash equivalents	135,106	(27,988)
Cash and cash equivalents at the beginning of period	84,158	57,529

Cash and cash equivalents at the end of period	$219,264	$29,541

Supplemental cash flow data
Cash paid for interest	$424	$278
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	115	234
Accretion of redeemable convertible preferred stock	—	201
Vesting of early exercised stock options	531	111
Purchases of property and equipment, accrued but not paid	13,275	—

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Overview and Basis of Presentation

Company and Background

Workday provides enterprise cloud applications for human capital management (HCM), payroll, financial management, grants management, time tracking, procurement, employee expense management and analytics. We offer innovative and adaptable technology focused on the consumer Internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources. We are incorporated in Delaware.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended April 30, 2013 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2013, filed on March 22, 2013. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services, the recoverability of deferred costs and certain assumptions used in the valuation of equity awards. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.

Segment Information

We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Our chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. Since we operate in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

Note 2. Marketable Securities

At April 30, 2013, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$618,867	$154	$(17)	$619,004
U.S. treasury securities	20,064	4	—	20,068
Commercial paper	69,099	—	—	69,099
U.S. corporate securities	6,133	—	—	6,133
Money market funds	55,819	—	—	55,819

	$769,982	$158	$(17)	$770,123

Included in cash and cash equivalents	$183,620	$—	$—	$183,620

Included in marketable securities	$586,362	$158	$(17)	$586,503

At January 31, 2013, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$614,171	$64	$(11)	$614,224
U.S. treasury securities	65,174	5	—	65,179
Commercial paper	64,538	1	—	64,539
Certificates of deposit	250	—	—	250
U.S. corporate securities	8,128	—	(1)	8,127
Money market funds	17,395	—	—	17,395

	$769,656	$70	$(12)	$769,714

Included in cash and cash equivalents	$63,533	$—	$—	$63,533

Included in marketable securities	$706,123	$70	$(12)	$706,181

We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of April 30, 2013. No marketable securities held as of April 30, 2013 have been in a continuous unrealized loss position for more than 12 months. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase of greater than three months and the remainder of the securities is reflected in cash and cash equivalents.

Note 3. Deferred Costs

Deferred costs consisted of the following (in thousands):

	April 30, 2013	January 31, 2013
Current:
Deferred professional service costs	$1,394	$1,654
Deferred sales commissions	8,659	8,162

Total	$10,053	$9,816

Noncurrent:
Deferred professional service costs	$7,504	$6,843
Deferred sales commissions	11,588	11,732

Total	$19,092	$18,575

Note 4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	April 30, 2013	January 31, 2013
Computers, equipment and software	$40,175	$28,770
Computers, equipment and software acquired under capital leases	39,415	39,300
Furniture and fixtures	4,830	4,689
Leasehold improvements	10,203	6,581

	94,623	79,340
Less accumulated depreciation and amortization	(40,426)	(34,755)

Property and equipment, net	$54,197	$44,585

Depreciation expense totaled $5.7 million and $3.1 million for the three months ended April 30, 2013 and 2012, respectively. These amounts include depreciation of assets recorded under capital leases of $3.3 million and $1.8 million for the three months ended April 30, 2013 and 2012, respectively.

Note 5. Fair Value Measurements

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

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of April 30, 2013
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$619,004	$619,004
U.S. treasury securities	20,068	—	20,068
Commercial paper	—	69,099	69,099
U.S. corporate securities	—	6,133	6,133
Money market funds	55,819	—	55,819

	$75,887	$694,236	$770,123

Included in cash and cash equivalents			$183,620

Included in marketable securities			$586,503

	Fair Value Measurements as of January 31, 2013
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$614,224	$614,224
U.S. treasury securities	65,179	—	65,179
Commercial paper	—	64,539	64,539
Certificates of deposit	—	250	250
U.S. corporate securities	—	8,127	8,127
Money market funds	17,395	—	17,395

	$82,574	$687,140	$769,714

Included in cash and cash equivalents			$63,533

Included in marketable securities			$706,181

Note 6. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases in the U.S. and Europe with various expiration dates. Certain of our office leases are with an affiliate of our co-CEO, David Duffield, who is also a director and significant stockholder. In addition, we lease certain equipment and related software from an affiliate of Mr. Duffield (see Note 10) and from various third parties. The equipment lease terms contain a bargain purchase option, therefore, the leases are classified as capital leases.

The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the period in which we benefit from the lease and have accrued for rent expense incurred but not paid. Rent expense totaled $1.8 million and $1.3 million for the three months ended April 30, 2013 and 2012, respectively.

Legal Matters

We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 7. Common Stock and Stockholders’ Equity

Common Stock

As of April 30, 2013, there were 63.5 million shares and 108.9 million shares of Class A common stock and Class B common stock outstanding, respectively. As of January 31, 2013, there were 26.2 million shares and 140.2 million shares of Class A common stock and Class B common stock outstanding, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the stockholder.

Employee Equity Plans

Our board of directors adopted the 2012 Employee Stock Purchase Plan (ESPP) in August 2012, and the ESPP became effective on October 10, 2012. The ESPP was approved with a reserve of 2.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. We commenced our first purchase period under the ESPP on June 1, 2013.

Our board of directors adopted the 2012 Equity Incentive Plan (EIP) in August 2012, and the EIP became effective on October 10, 2012 and serves as the successor to our 2005 Stock Plan. The EIP was approved with a reserve of 25.0 million shares of Class A common stock for future issuance under various terms provided in the EIP. Additionally, shares not issued or subject to outstanding grants under the 2005 Stock Plan were rolled into the EIP resulting in a total of 39.2 million available shares under the EIP upon adoption. Pursuant to the terms of the EIP, the share reserve increased by 8.3 million shares on March 31, 2013. Shares issued under the 2005 Stock Plan were Class B common stock and shares issued under the EIP are Class A common stock. As of April 30, 2013 we had approximately 46.8 million shares of Class A common stock available for future grants.

Common Stock Subject to Repurchase

The equity plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of April 30, 2013 and January 31, 2013, we had $8.9 million and $9.4 million respectively, recorded in liabilities related to early exercises of stock options.

Stock Options

A summary of information related to options activity during the three months ended April 30, 2013 is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2013	29,856,042	$3.19	$1,499,463,289
Stock options granted	43,750	55.24
Stock options exercised	(4,602,389)	0.99
Stock options canceled	(190,647)	6.45

Balance as of April 30, 2013	25,106,756	$3.67	$1,480,870,121

As of April 30, 2013, 15.3 million of the outstanding stock options are exercisable.

Restricted Stock Units

During the three months ended April 30, 2013, we granted 396,530 restricted stock units of Class A common stock under the EIP with a weighted average grant date fair value per share of $57.02. We did not grant restricted stock units during the three months ended April 30, 2012.

Note 8. Income Taxes

The effective tax rate for the three months ended April 30, 2013 was less than one percent primarily as a result of the estimated tax loss for the fiscal year. Our tax expense relates to state minimum taxes and foreign income taxes associated with our non-U.S. operations.

There were no material changes to the unrecognized tax benefits in the three months ended April 30, 2013 and we do not expect significant changes to our unrecognized tax benefits within the next twelve months. Due to our history of tax losses, all years remain open to tax audit.

Note 9. Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our redeemable convertible preferred stock and convertible preferred stock that were both outstanding prior to our IPO, our outstanding stock options, outstanding warrants, stock related to unvested early exercised stock options and stock related to unvested restricted stock awards to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The net loss per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common shares and Class B common shares as if the loss for the year has been distributed. As the liquidation and dividend rights are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.

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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended April 30,
	2013		2012
	Class A	Class B	Class A	Class B
Net loss per share attributable to common stockholders, basic and diluted:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(7,590)	$(25,425)	$—	$(20,256)
Denominator:
Weighted-average common shares outstanding	38,638	129,436	—	33,011
Basic and diluted net loss per share	$(0.20)	$(0.20)	$—	$(0.61)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of April 30,
	2013	2012
Shares subject to outstanding common stock options and warrants	25,107	29,403
Shares subject to repurchase	2,450	2,720
Shares subject to unvested restricted stock awards	1,900	100
Redeemable convertible preferred stock	—	30,390
Convertible preferred stock	—	67,586

	29,457	130,199

All outstanding warrants were exercised during the three months ended April 30, 2013.

Note 10. Related-Party Transactions

In June 2010, we entered into a capital lease agreement with an affiliate of Mr. Duffield. The lease agreement provides for an equipment lease financing facility to be drawn upon for purchases of certain equipment for use in our business operations. The amounts paid under this agreement in the three months ended April 30, 2013 and April 30, 2012 were $0.9 million and $1.1 million, respectively. As of April 30, 2013, the principal balance due under the lease agreement was $1.3 million and was included in Capital leases and Capital leases, noncurrent on the condensed consolidated balance sheets.

We currently lease certain office space from an affiliate of Mr. Duffield adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The term of the agreements is 5 years and the total rent due under the agreements is $0.9 million for the fiscal year ended January 31, 2014, and $5.7 million in total. Rent expense under these agreements for the three months ended April 30, 2013 was $0.2 million.

Note 11. Geographic Information

Revenue by geography is based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2013	2012
United States	$76,698	$45,696
International	14,947	11,122

Total	$91,645	$56,818

No single country other than the United States had revenues greater than 10% of total revenues for the three months ended April 30, 2013 or 2012.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, as well as in the section entitled “Risk Factors.”

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

We offer Workday applications to our customers on an enterprise-wide subscription basis, typically with three-year terms and with subscription fees based on the size of the customer’s workforce. We generally recognize revenues from subscription fees ratably over the term of the contract. We currently derive a substantial majority of our subscription revenues from subscriptions to our HCM application. We market our applications to enterprise customers primarily through our direct sales force.

We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force targets organizations with more than 1,000 workers. As of April 30, 2013, we had more than 450 customers. A substantial majority of our growth comes from new customers choosing to use our services and entering into contracts with us. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to our significant growth in employees. We had more than 1,950 and more than 1,250 employees as of April 30, 2013 and 2012, respectively.

We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our application development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our sales and marketing organizations to sell our applications globally. We have committed to make significant investments in our data center infrastructure in the current fiscal year as we update our technology and plan for future customer growth. We are also investing in personnel to service our growth in customers. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. As a result of these investments, we do not expect to be profitable in the near future. We expect our research and development, sales and marketing, and general and administrative expenses as a percentage of revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.

Since inception, we have invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. We continue to expand our professional services partner ecosystem to further support our customers. We believe our investment in professional services, including partners building their practices around Workday, will drive additional customer subscriptions and continued growth in revenues. In addition, over time we expect professional services revenues and the cost of professional services as a percentage of total revenues to decline as we increasingly rely on third parties to deploy our applications and as the number of our existing customers continues to grow.

Components of Results of Operations

Revenues

We primarily derive our revenues from subscription fees and professional services fees. Subscription revenues primarily consist of fees that give our customers access to our cloud applications, which include routine customer support at no additional cost. Professional service fees include deployment services, optimization services, and training.

Subscription revenues accounted for 75% of our revenues during the three months ended April 30, 2013 and represented 93% of our total unearned revenue as of April 30, 2013. Subscription revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, the price of our applications, and to a lesser extent, renewal rates. To date, revenues from renewals have not been a substantial component of revenues.

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

Subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer, which is generally within one week of contract signing. Our subscription contracts typically have a term of three years and are non-cancelable. We generally invoice our customers in advance, in annual installments. Amounts that have been invoiced are initially recorded as unearned revenue and are recognized as revenue ratably over the subscription period. Amounts that have not been invoiced represent backlog and are not reflected in our condensed consolidated financial statements.

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

Approximately 2% of our revenues for the three months ended April 30, 2013 were derived from multiple-deliverable arrangements that were accounted for as a single unit of accounting, because some of our professional services offerings did not have standalone value when the related contracts were executed. In these situations, all revenue is recognized ratably over the term of the contracts. Additionally, in these situations, we defer the direct costs of the related professional services contract and those direct costs are amortized over the same period as the professional services revenues are recognized. As of April 30, 2013, 9% of our total unearned revenue balance represented multiple-deliverable arrangements accounted for as a single unit of accounting. For contracts executed subsequent to February 1, 2012, there was standalone value for all deliverables.

Costs and Expenses

Costs of Revenues. Costs of subscription revenues consist primarily of employee-related expenses (including salaries, benefits and share-based compensation) related to hosting our applications and providing support, the costs of data center capacity, and depreciation of owned and leased computer equipment and software.

Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The percentage of revenues derived from professional services was 25% in the three months ended April 30, 2013. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscriptions.

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

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Revenues:
Subscription services	$68,418	$36,922
Professional services	23,227	19,896

Total revenues	91,645	56,818
Costs and expenses:
Costs of revenues:
Costs of subscription services	14,930	7,594
Costs of professional services	21,769	17,496

Total costs of revenues	36,699	25,090
Research and development	36,282	20,786
Sales and marketing	38,364	24,838
General and administrative	12,924	6,061

Total costs and expenses	124,269	76,775

Operating loss	(32,624)	(19,957)
Other expense, net	(256)	(35)

Loss before provision for income taxes	(32,880)	(19,992)
Provision for income taxes	135	63

Net loss	$(33,015)	$(20,055)

	Three Months Ended April 30,
	2013	2012
Revenues:
Subscription services	74.7%	65.0%
Professional services	25.3	35.0

Total revenues	100.0	100.0
Costs and expenses:
Costs of revenues:
Costs of subscription services	16.3	13.4
Costs of professional services	23.7	30.8

Total costs of revenues	40.0	44.2
Research and development	39.6	36.6
Sales and marketing	41.9	43.7
General and administrative	14.1	10.7

Total costs and expenses	135.6	135.1

Operating loss	(35.6)	(35.1)
Other expense, net	(0.3)	(0.1)

Loss before provision for income taxes	(35.9)	(35.2)
Provision for income taxes	0.1	0 .1

Net loss	(36.0%)	(35.3%)

Revenues

	Three Months Ended April 30,		% Change
	2013	2012
	(in thousands, except percentages)
Revenues:
Subscription services	$68,418	$36,922	85%
Professional services	23,227	19,896	17

Total revenues	$91,645	$56,818	61

Total revenues were $91.6 million for the three months ended April 30, 2013, compared to $56.8 million during the prior year period, an increase of $34.8 million or 61%. Subscription services revenues were $68.4 million for the three months ended April 30, 2013, compared to $36.9 million for the prior year period, an increase of $31.5 million, or 85%. The increase in subscription revenues was due primarily to the recognition of revenue for an increased number of customer contracts as compared to the prior year period.

Professional services revenues were $23.2 million for the three months ended April 30, 2013, compared to $19.9 million for the prior year period, an increase of $3.3 million, or 17%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.

Costs and Expenses

	Three Months Ended April 30,		% Change
	2013	2012
	(in thousands, except percentages)
Costs of revenues:
Subscription services	$14,930	$7,594	97%
Professional services	21,769	17,496	24

Total cost of revenues	$36,699	$25,090	46

Costs of revenues were $36.7 million for the three months ended April 30, 2013, compared to $25.1 million for the prior year period, an increase of $11.6 million or 46%. The $7.3 million increase in costs of subscription services was primarily due to increases of $2.4 million in employee compensation costs driven by higher headcount, $1.8 million in depreciation and amortization expenses, $1.3 million in professional service expenses and $1.3 million in equipment expenses to expand data center capacity. We expect costs of subscription revenues to decline as a percentage of subscription revenues as we achieve economies of scale; however, we do expect short term fluctuations as we expand data center capacity to support our expanding customer demand.

The costs of professional services were $21.8 million for the three months ended April 30, 2013 and $17.5 million for the three months ended April 30, 2012, a $4.3 million increase primarily due to additional costs to staff our deployment and integration engagements. We expect costs of professional services as a percentage of total revenues to decline as we increasingly rely on third parties to deploy our applications and as the number of our existing subscription customers continue to grow.

Research and Development

	Three Months Ended April 30,		% Change
	2013	2012
	(in thousands, except percentages)
Research and development	$36,282	$20,786	75%

Research and development expenses were $36.3 million, or 40% of total revenues, for the three months ended April 30, 2013, compared to $20.8 million, or 37% of total revenues, for the prior year period, an increase of $15.5 million. The increase was primarily due to increases of $11.9 million in employee compensation costs driven by higher headcount, $1.1 million in facility and IT related expense and $0.7 million increase in consulting costs as we supplemented our internal development professionals. We expect that in the future, research and development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.

Sales and Marketing

	Three Months Ended April 30,		% Change
	2013	2012
	(in thousands, except percentages)
Sales and marketing	$38,364	$24,838	55%

Sales and marketing expenses were $38.4 million, or 42% of total revenues, for the three months ended April 30, 2013, compared to $24.8 million, or 44% of total revenues, for the prior year period, an increase of $13.6 million. The increase was primarily due to increases of $10.0 million in employee compensation costs driven by higher headcount and $1.0 million in higher marketing program expense due to the expansion of our marketing program and increased event spending. We expect that sales and marketing expenses will continue to increase in absolute dollars in the future as we continue to invest in sales and marketing by expanding our domestic and international sales and marketing activities, building brand awareness, attracting new customers and sponsoring additional marketing events.

General and Administrative

	Three Months Ended April 30,		% Change
	2013	2012
	(in thousands, except percentages)
General and administrative	$12,924	$6,061	113%

General and administrative expenses were $12.9 million, or 14% of total revenues, for the three months ended April 30, 2013, compared to $6.1 million, or 11% of total revenues, for the prior year period, an increase of $6.8 million. The increase was primarily due to a $5.8 million increase in compensation costs driven by higher headcount and a $2.5 million increase in professional services costs including consulting, legal and audit. We expect general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion.

Liquidity and Capital Resources

As of April 30, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $805.8 million, which were held for working capital purposes. Our cash, cash equivalents and marketable securities primarily consist of U.S. agency obligations, commercial paper, money market funds, U.S. treasury securities and corporate securities.

Since our inception, we financed our operations primarily through sales of equity securities, customer prepayments and capital lease obligations. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. Our cash flows for the three months ended April 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended April 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$17,310	$12,708
Investing activities	117,062	(39,643)
Financing activities	820	(1,061)
Effect of exchange rate changes	(86)	8

Net increase (decrease) in cash and cash equivalents	$135,106	$(27,988)

Operating Activities

For the three months ended April 30, 2013, cash flows provided by operating activities was $17.3 million. The positive cash flows resulted from increased cash collections driven by growth in sales and a $16.5 million benefit from payroll taxes withheld on employee stock transactions in April 2013. These cash inflows were generally offset by increases in our operating expenses, which were primarily driven by increased headcount. The $16.5 million withheld from employee stock transactions was disbursed in May 2013, and we will therefore have a corresponding cash use in cash flows from operations for the three months ended July 31, 2013.

For the three months ended April 30, 2012, cash flows provided by operating activities was $12.7 million. The positive cash flows resulted primarily from increased cash collections driven by growth in sales to our customers. The increase in collections was largely offset by increases in our operating expenses, which were primarily driven by increased headcount.

Investing Activities

Cash provided by investing activities for the three months ended April 30, 2013 was $117.1 million, which was primarily the result of the timing of purchases and maturities of marketable securities and of capital expenditures. We expect capital expenditures, some of which may be financed through capital leases, will be approximately $80 million for the year ended January 31, 2014.

Cash used in investing activities for the three months ended April 30, 2012 was $39.6 million, which was primarily the result of the timing of purchases and maturities of marketable securities and capital expenditures of $2.2 million.

Financing Activities

For the three months ended April 30, 2013, cash flows provided by financing activities was $0.8 million, which was primarily due to $4.6 million of proceeds from the exercise of stock options, partially offset by $3.8 million in principal payments on our capital lease obligations.

For the three months ended April 30, 2012, cash flows used in financing activities was $1.1 million, which was primarily due to principal payments on our capital lease obligations of $1.8 million, partially offset by $0.7 million from the exercise of stock options.

Commitments

Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, as well as computer equipment. As of April 30, 2013, the future non-cancelable minimum payments under operating leases were $29.0 million. During the remainder of the year ended January 31, 2014, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.

We do not consider outstanding purchase orders to be purchase commitments as they represent authorizations to purchase rather than binding agreements.

Off-Balance Sheet Arrangements

Through April 30, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended April 30, 2013, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2013 filed with the Securities and Exchange Commission (SEC) on March 22, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. The substantial majority of our agreements have been denominated in U.S. dollars. For the current fiscal year and beyond, we expect the percentage of contracts denominating in currencies other than the U.S. dollars to increase.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $805.8 million as of April 30, 2013. This amount was invested primarily in U.S. agency obligations, commercial paper, money market funds, U.S. treasury securities and corporate securities. The cash, cash equivalents and short-term marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

An immediate increase of 100-basis points in interest rates would have resulted in a $3.7 million market value reduction as of April 30, 2013. Certain of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by less than $0.6 million as of April 30, 2013. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

As of January 31, 2013, we had cash, cash equivalents and marketable securities totaling $790.3 million. The fixed-income portfolio was also subject to interest rate risk; however, the risk was not material.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (Evaluation Date).

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

Based on management’s evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

In general, the resolution of a legal matter could prevent us from offering our services to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results.

We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our condensed consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future results of operations or cash flows, or both, of a particular quarter.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the condensed consolidated financial statements and the related notes included elsewhere in this report, before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business. If any of the following risks actually occurs, our business, operations, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factors Related to Our Business

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

We may not be able to sustain our revenue growth rates in the future.

You should not consider our historical revenue growth rates as indicative of our future performance. Our revenue growth rates have declined, and may decline in future periods, as the size of our customer base increases and as we achieve higher market penetration rates. Other factors may also contribute to declines in our growth rates, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, and the maturation of our business. As our growth rates decline, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

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

We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to more than 1,950 employees as of April 30, 2013, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for the fiscal year ending January 31, 2014, provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

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

•	announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;

•

the exercise of rights held by certain of our stockholders, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders;

•	the size of our market float and significant option exercises; and

•	our operating performance and the performance of other similar companies.

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

We have broad discretion in the application of the net proceeds that we received from our initial public offering, including working capital, possible acquisitions, and other general corporate purposes, and we may spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from our initial public offering in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors, and may negatively impact our stock price.

Our co-founders and co-CEOs have control over key decision making as a result of their control of a majority of our voting stock.

Our co-founder and co-CEO David Duffield, together with his affiliates, holds voting rights with respect to 70.1 million shares of Class B common stock. Our co-founder and co-CEO Aneel Bhusri, together with his affiliates, holds voting rights with respect to 21.6 million shares of Class B common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3.2 million shares of Class B common stock and 1.0 million shares of Class B restricted stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our co-CEOs and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our co-CEOs, and also with executive officers, directors and other affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is currently publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold above 94% of the voting power of our outstanding capital stock as of April 30, 2013. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until October 11, 2032 or such earlier time as the shares of Class B common stock represent less than 9% of all outstanding shares of our Class A and Class B common stock, at any time if agreed by the holders of the majority of the Class B common stock or nine months following the death of both Mr. Duffield and Mr. Bhusri. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

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

Delaware law and provisions in our restated certificate of incorporation and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.

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

Not applicable.

b) Use of Proceeds from Public Offerings of Common Stock

On October 17, 2012, we closed our initial public offering (IPO), in which we sold 26.2 million shares of Class A common stock at a price to the public of $28.00 per share. The aggregate offering price for shares sold in the offering was approximately $732.6 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-183640), which was declared effective by the SEC on October 11, 2012. The offering commenced on October 11, 2012 and did not terminate before all of the shares in the IPO were registered in the registration statement were sold. Morgan Stanley & Co. LLC and Goldman, Sachs & Co. acted as the managing underwriters. We raised approximately $684.6 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $44.0 million and other offering expenses of approximately $4.0 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit Number

10.12	2005 Stock Plan, as amended.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.3	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 5, 2013

Workday, Inc.

/s/ Mark S. Peek
Mark S. Peek Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

10.12	2005 Stock Plan, as amended.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.3	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.