Form 10-Q
period 2013-07-31
Workday, Inc.
filed 2013-09-06
CIK 1327811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

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

As of August 31, 2013, there were approximately 174 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workday, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	July 31, 2013	January 31, 2013(1)
Assets
Current assets:
Cash and cash equivalents	$437,432	$84,158
Marketable securities	857,169	706,181
Accounts receivable, net	66,972	67,437
Deferred costs	11,385	9,816
Prepaid expenses and other current assets	22,437	16,710

Total current assets	1,395,395	884,302
Property and equipment, net	64,097	44,585
Deferred costs, noncurrent	18,871	18,575
Goodwill and intangible assets, net	8,488	8,488
Other assets	19,122	3,130

Total assets	$1,505,973	$959,080

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,337	$2,665
Accrued expenses and other current liabilities	14,619	13,558
Accrued compensation	31,725	27,203
Capital leases	10,720	12,008
Unearned revenue	247,320	199,340

Total current liabilities	310,721	254,774
Convertible senior notes, net	457,849	—
Capital leases, noncurrent	7,687	12,972
Unearned revenue, noncurrent	78,298	85,920
Other liabilities	12,677	13,131

Total liabilities	867,232	366,797
Stockholders’ equity:
Common stock	171	162
Additional paid-in capital	1,109,332	993,933
Accumulated other comprehensive income	111	68
Accumulated deficit	(470,873)	(401,880)

Total stockholders’ equity	638,741	592,283

Total liabilities and stockholders’ equity	$1,505,973	$959,080

(1)	Amounts as of January 31, 2013 were derived from the January 31, 2013 audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenues	$107,555	$62,702	$199,200	$119,520
Costs and expenses(1):
Costs of revenues	40,754	28,265	77,453	53,355
Research and development	41,168	23,552	77,450	44,338
Sales and marketing	44,150	29,629	82,514	54,467
General and administrative	13,766	7,616	26,690	13,677

Total costs and expenses	139,838	89,062	264,107	165,837

Operating loss	(32,283)	(26,360)	(64,907)	(46,317)
Other expense, net	(3,479)	(637)	(3,735)	(672)

Loss before provision for (benefit from) income taxes	(35,762)	(26,997)	(68,642)	(46,989)
Provision for (benefit from) income taxes	216	(116)	351	(53)

Net loss	(35,978)	(26,881)	(68,993)	(46,936)

Accretion of redeemable convertible preferred stock	—	(206)	—	(407)

Net loss attributable to common stockholders	$(35,978)	$(27,087)	$(68,993)	$(47,343)

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.78)	$(0.40)	$(1.40)

Weighted-average shares used to compute net loss per share attributable to common stockholders	173,375	34,734	170,617	33,881

(1) Costs and expenses include share-based compensation as follows:

Costs of revenues	$1,202	$275	$1,939	$491
Research and development	3,465	552	5,372	927
Sales and marketing	1,805	502	2,848	869
General and administrative	3,311	954	7,040	1,441

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net loss	$(35,978)	$(26,881)	$(68,993)	$(46,936)
Other comprehensive loss, net of tax:
Changes in foreign currency translation adjustment	—	(13)	(86)	(4)
Net change in unrealized gains on available-for-sale investments	46	17	129	26

Other comprehensive income, net of tax	46	4	43	22

Comprehensive loss	$(35,932)	$(26,877)	$(68,950)	$(46,914)

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Cash flows from operating activities
Net loss	$(35,978)	$(26,881)	$(68,993)	$(46,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,051	3,943	14,620	7,477
Share-based compensation expense	9,783	2,283	17,199	3,728
Amortization of deferred costs	2,756	2,334	5,238	5,586
Amortization of debt discount and issuance costs	2,790	—	2,790	—
Other	196	15	170	30
Changes in operating assets and liabilities:
Accounts receivable	(6,808)	(13,543)	323	(14,014)
Deferred costs	(3,867)	(3,127)	(7,103)	(6,753)
Prepaid expenses and other assets	(6,579)	(1,525)	(10,142)	(4,349)
Accounts payable	1,251	760	3,672	326
Accrued expenses and other liabilities	(9,191)	3,258	6,262	10,163
Unearned revenue	24,680	34,407	40,358	59,374

Net cash provided by (used in) operating activities	(12,916)	1,924	4,394	14,632

Cash flows from investing activities
Purchases of marketable securities	(441,860)	(32,073)	(729,701)	(85,940)
Maturities of marketable securities	170,159	36,519	576,867	52,940
Purchases of property and equipment	(29,732)	(3,805)	(31,627)	(6,002)
Other	—	—	90	—

Net cash provided by (used in) investing activities	(301,433)	641	(184,371)	(39,002)

Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net of issuance costs	584,291	—	584,291	—
Proceeds from issuance of warrants	92,708	—	92,708	—
Purchase of convertible senior notes hedges	(143,729)	—	(143,729)	—
Proceeds from exercise of stock options	2,110	6,425	6,675	7,130
Principal payments on capital lease obligations	(2,935)	(1,777)	(6,688)	(3,543)
Other	72	—	80	—

Net cash provided by financing activities	532,517	4,648	533,337	3,587
Effect of exchange rate changes	—	(13)	(86)	(5)

Net increase (decrease) in cash and cash equivalents	218,168	7,200	353,274	(20,788)
Cash and cash equivalents at the beginning of period	219,264	29,541	84,158	57,529

Cash and cash equivalents at the end of period	$437,432	$36,741	$437,432	$36,741

Supplemental cash flow data
Cash paid for interest	$303	$309	$727	$587
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	—	3,990	115	4,224
Accretion of redeemable convertible preferred stock	—	206	—	407
Vesting of early exercise stock options	1,045	101	1,576	212
Purchases of property and equipment, accrued but not paid	413	—	13,688	—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2013 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2013, filed on March 22, 2013. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.

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

Note 2. Marketable Securities

At July 31, 2013, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,092,829	$206	$(32)	$1,093,003
U.S. treasury securities	30,119	14	—	30,133
Commercial paper	59,995	—	—	59,995
U.S. corporate securities	11,880	—	(1)	11,879
Money market funds	60,504	—	—	60,504

	$1,255,327	$220	$(33)	$1,255,514

Included in cash and cash equivalents	$398,345	$—	$—	$398,345

Included in marketable securities	$856,982	$220	$(33)	$857,169

At January 31, 2013, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$614,171	$64	$(11)	$614,224
U.S. treasury securities	65,174	5	—	65,179
Commercial paper	64,538	1	—	64,539
Certificates of deposit	250	—	—	250
U.S. corporate securities	8,128	—	(1)	8,127
Money market funds	17,395	—	—	17,395

	$769,656	$70	$(12)	$769,714

Included in cash and cash equivalents	$63,533	$—	$—	$63,533

Included in marketable securities	$706,123	$70	$(12)	$706,181

We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of July 31, 2013. No marketable securities held as of July 31, 2013 have been in a continuous unrealized loss position for more than 12 months. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase of greater than three months and the remainder of the securities is reflected in cash and cash equivalents.

Note 3. Deferred Costs

Deferred costs consisted of the following (in thousands):

	July 31, 2013	January 31, 2013
Current:
Deferred professional service costs	$2,036	$1,654
Deferred sales commissions	9,349	8,162

Total	$11,385	$9,816

Noncurrent:
Deferred professional service costs	$6,939	$6,843
Deferred sales commissions	11,932	11,732

Total	$18,871	$18,575

Note 4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	July 31, 2013	January 31, 2013
Computers, equipment and software	$50,294	$28,770
Computers, equipment and software acquired under capital leases	39,415	39,300
Furniture and fixtures	6,267	4,689
Leasehold improvements	15,517	6,581

	111,493	79,340
Less accumulated depreciation and amortization	(47,396)	(34,755)

Property and equipment, net	$64,097	$44,585

Depreciation expense totaled $7.0 million and $3.6 million for the three months ended July 31, 2013 and 2012, respectively, and $12.6 million and $6.7 million for the six months ended July 31, 2013 and 2012, respectively.

These amounts include depreciation of assets recorded under capital leases of $3.2 million and $2.2 million for the three months ended July 31, 2013 and 2012, respectively and $6.4 million and $4.0 million for the six months ended July 31, 2013 and 2012, respectively.

Note 5. Fair Value Measurements

We value our marketable securities using quoted prices for identical instruments in active markets when available. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using independent pricing vendors’ reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the independent pricing vendors by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional’s pricing service. To date, all of our marketable securities can be valued using one of these two methodologies.

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

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of July 31, 2013
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,093,003	$1,093,003
U.S. treasury securities	30,133	—	30,133
Commercial paper	—	59,995	59,995
U.S. corporate securities	—	11,879	11,879
Money market funds	60,504	—	60,504

	$90,637	$1,164,877	$1,255,514

Included in cash and cash equivalents			$398,345

Included in marketable securities			$857,169

	Fair Value Measurements as of January 31, 2013
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$614,224	$614,224
U.S. treasury securities	65,179	—	65,179
Commercial paper	—	64,539	64,539
Certificates of deposit	—	250	250
U.S. corporate securities	—	8,127	8,127
Money market funds	17,395	—	17,395

	$82,574	$687,140	$769,714

Included in cash and cash equivalents			$63,533

Included in marketable securities			$706,181

The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	July 31, 2013
	Carrying Amount	Estimated Fair Value

0.75% Convertible Senior Notes	$274,695	$368,156
1.50% Convertible Senior Notes	183,154	263,750

The estimated fair value of the above convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the above convertible senior notes in an over-the-counter market on July 31, 2013.

Based on the closing price of our common stock of $68.29 on July 31, 2013, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were less than their respective principal amounts.

Note 6. Convertible Senior Notes

Convertible Senior Notes

In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 (2018 Notes) with a principal amount of $350.0 million. The 2018 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 0.75% on January 15 and July 15 of each year, beginning on January 15, 2014. The 2018 Notes mature on July 15, 2018 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2018 Notes prior to maturity.

Concurrently, we issued 1.50% convertible senior notes due July 15, 2020 (2020 Notes) with a principal amount of $250.0 million (together with the 2018 Notes referred to as Notes). The 2020 Notes are unsecured, unsubordinated obligations of Workday, and interest is payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year, beginning on January 15, 2014. The 2020 Notes mature on July 15, 2020 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2020 Notes prior to maturity.

The terms of the Notes are governed by Indentures by and between us and Wells Fargo Bank, National Association, as Trustee (the Indentures). Upon conversion, holders of the Notes will receive cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our election.

For the 2018 Notes, the initial conversion rate is 12.0075 shares of Class A Common Stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $83.28 per share of Class A Common Stock, subject to adjustment. Prior to the close of business on March 14, 2018, the conversion is subject to the satisfaction of certain conditions as described below. For the 2020 Notes, the initial conversion rate is 12.2340 shares of Class A Common Stock per $1,000 principal amount which is equal to an initial conversion price of approximately $81.74 per share of Class A Common Stock subject to adjustment. Prior to the close of business on March 13, 2020, the conversion is subject to the satisfaction of certain conditions as described below.

Holders of the Notes who convert their Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indentures) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the Indentures), holders of the Notes may require us to repurchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest.

Holders of the 2018 Notes and 2020 Notes may convert all or a portion of their Notes prior to the close of business on March 14, 2018 for the 2018 Notes and March 13, 2020 for the 2020 Notes, in multiples of $1,000 principal amount, only under the following circumstances:

•

during any fiscal quarter commencing after the quarter ending on October 31, 2013, if the last reported sale price of Class A Common Stock for at least twenty trading days during a period of thirty consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Notes on each applicable trading day;

•

during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the respective Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of Class A Common Stock and the conversion rate of the respective Notes on such trading day; or

•	upon the occurrence of specified corporate events as noted in the indenture.

In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes. The equity components are not remeasured as long as they continue to meet the conditions for equity classification.

We allocated the total issuance costs incurred to the 2018 Notes and 2020 Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the 2018 Notes and 2020 Notes, we allocated the total amount of issuance cost incurred to the liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7.2 million and equity issuance costs of $2.0 million. Amortization expense for the liability issuance costs was $0.2 million in the three months ended July 31, 2013. For the 2020 Notes, we recorded liability issuance costs of $4.7 million and equity issuance costs of $1.8 million. Amortization expense for the liability issuance costs was $0.1 million in the three months ended July 31, 2013.

The Notes consisted of the following (in thousands):

	As of July 31, 2013
	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000
Unamortized debt discount (1)	(75,305)	(66,846)

Net carrying amount	$274,695	$183,154

Carrying amount of the equity component (2)	$74,892	$66,007

(1)

Included in the condensed consolidated balance sheets within Convertible senior notes, net and is amortized over the remaining life of the Notes on the straight-line basis as it approximates the effective interest rate method.

(2)	Included in the condensed consolidated balance sheets within Additional paid-in capital, net of $2.0 million and $1.8 million for the 2018 Notes and 2020 Notes, respectively, in equity issuance costs.

As of July 31, 2013, the remaining life of the 2018 Notes and 2020 Notes is approximately 59 months and 83 months, respectively.

The following table sets forth total interest expense recognized related to the 2018 Notes and 2020 Notes (in thousands, except percentages):

	Three and Six months ended
	July 31, 2013
	2018 Notes	2020 Notes
Contractual interest expense	$321	$458
Interest cost related to amortization of debt issuance costs	172	82
Interest cost related to amortization of the debt discount	1,601	935

Effective interest rate of the liability component	6.10%	6.44%

Notes Hedges

In connection with the issuance of the 2018 Notes and 2020 Notes, we entered into convertible note hedge transactions with respect to our Class A Common Stock (Purchased Options). The Purchased Options cover, subject to anti-dilution adjustments substantially identical to those in the Notes, approximately 7.3 million shares of our Class A Common Stock and are exercisable upon conversion of the Notes. The Purchased Options have initial exercise prices that correspond to the initial conversion prices of the 2018 Notes and 2020 Notes, respectively, subject to anti-dilution adjustments substantially similar to those in the Notes. The Purchased Options will expire in 2018 for the 2018 Notes and in 2020 for the 2020 Notes, if not earlier exercised. The Purchased Options are intended to offset potential economic dilution to our Class A Common Stock upon any conversion of the Notes. The Purchased Options are separate transactions and are not part of the terms of the Notes.

We paid an aggregate amount of $143.7 million for the Purchased Options, which is included in additional paid-in capital in the condensed consolidated balance sheets.

Warrants

In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants (the Warrants) to acquire, subject to anti-dilution adjustments, up to approximately 7.3 million shares of our Class A Common Stock at an exercise price of $107.96 per share. If the market value per share of our Class A Common Stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share in periods that we are profitable. The Warrants are separate transactions, and are not part of the terms of the Notes or the Notes Hedges. Warrants to acquire 4.2 million shares expire in July 2018 and warrants to acquire 3.1 million shares expire in July 2020.

We received aggregate proceeds of $92.7 million from the sale of the Warrants, which is recorded in additional paid-in capital in the condensed consolidated balance sheets.

Note 7. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases in the U.S. and overseas with various expiration dates. Certain of our office leases are with an affiliate of our co-CEO, David Duffield, who is also a director and significant stockholder of Workday. In addition, we lease certain equipment and related software from an affiliate of Mr. Duffield (see Note 12) and from various third parties. The equipment lease terms contain a bargain purchase option, therefore, the leases are classified as capital leases.

The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the period in which we benefit from the lease and have accrued for rent expense incurred but not paid. Rent expense totaled $2.0 million and $1.4 million for the three months ended July 31, 2013 and 2012, respectively, and $3.8 million and $2.7 million for the six months ended July 31, 2013 and 2012, respectively.

Legal Matters

We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 8. Common Stock and Stockholders’ Equity

Common Stock

As of July 31, 2013, there were 66.1 million shares of Class A common stock and 107.4 million shares of Class B common stock outstanding. As of January 31, 2013, there were 26.2 million shares of Class A common stock and 140.2 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the stockholder.

Employee Equity Plans

Our board of directors adopted the 2012 Employee Stock Purchase Plan (ESPP) in August 2012, and the ESPP became effective on October 10, 2012. The ESPP was approved with a reserve of 2.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. We commenced our first purchase period under the ESPP on June 1, 2013. During the three months ended July 31, 2013, we recognized $0.9 million of expense related to ESPP.

Our board of directors adopted the 2012 Equity Incentive Plan (EIP) in August 2012, and the EIP became effective on October 10, 2012 and serves as the successor to our 2005 Stock Plan. The EIP was approved with a reserve of 25.0 million shares of Class A common stock for future issuance under various terms provided in the EIP. Additionally, shares not issued or subject to outstanding grants under the 2005 Stock Plan were rolled into the EIP resulting in a total of 39.2 million available shares under the EIP upon adoption. Pursuant to the terms of the EIP, the share reserve increased by 8.3 million shares on March 31, 2013. Shares issued under the 2005 Stock Plan were Class B common stock and shares issued under the EIP are Class A common stock. As of July 31, 2013, we had approximately 46.6 million shares of Class A common stock available for future grants.

Common Stock Subject to Repurchase

The equity plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of July 31, 2013 and January 31, 2013, we had $7.8 million and $9.4 million respectively, recorded in liabilities related to early exercises of stock options.

Stock Options

A summary of information related to options activity during the six months ended July 31, 2013 is as follows:

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2013	29,856,042	$3.19	$1,499,463,289
Stock options granted	70,250	60.07
Stock options exercised	(5,937,228)	1.12
Stock options canceled	(330,035)	10.01

Balance as of July 31, 2013	23,659,029	$3.79	$1,525,995,069

As of July 31, 2013, 15.0 million of the outstanding stock options were exercisable.

Restricted Stock Units

During the three and six months ended July 31, 2013, we granted 417,530 and 814,060 restricted stock units of Class A common stock under the EIP with a weighted average grant date fair value per share of $66.45 and $61.86, respectively. We did not grant restricted stock units during the three and six months ended July 31, 2012.

Restricted Stock Awards

During the three months ended July 31, 2013, 30,000 shares of restricted stock awards vested.

Note 9. Other Expense, net

Other expense, net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
Interest income	$450	$63	$801	$127
Interest expense (1)	(3,879)	(306)	(4,301)	(563)
Other expense	(50)	(394)	(235)	(236)

Other expense, net	$(3,479)	$(637)	$(3,735)	$(672)

(1)

During the three and six months ended July 31, 2013, interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes, non-cash interest related to amortization of the debt discount and amortization of debt issuance costs (See Note 6).

Note 10. Income Taxes

The effective tax rate for the three and six months ended July 31, 2013 was less than one percent, primarily as a result of the estimated tax loss for the fiscal year. Our tax expense relates to state minimum taxes and foreign income taxes associated with our non-U.S. operations.

There were no material changes to the unrecognized tax benefits in the three and six months ended July 31, 2013 and we do not expect significant changes to our unrecognized tax benefits within the next twelve months. Due to our history of tax losses, all years remain open to tax audit.

Note 11. Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our redeemable convertible preferred stock and convertible preferred stock that were both outstanding prior to our IPO, our outstanding stock options, outstanding warrants, stock related to unvested early exercised stock options, stock related to unvested restricted stock awards and convertible senior notes to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2013		2012		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share attributable to common stockholders, basic and diluted:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(13,607)	$(22,371)	$—	$(27,087)	$(21,058)	$(47,935)	$—	$(47,343)
Denominator:
Weighted-average common shares outstanding	65,571	107,804	—	34,734	52,075	118,542	—	33,881
Basic and diluted net loss per share	$(0.21)	$(0.21)	$—	$(0.78)	$(0.40)	$(0.40)	$—	$(1.40)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of July 31,
	2013	2012
Shares subject to outstanding common stock options and warrants(1)	23,659	31,850
Shares subject to repurchase	2,067	3,393
Shares subject to unvested restricted stock awards	2,280	1,250
Redeemable convertible preferred stock	—	30,390
Convertible preferred stock	—	67,586
Convertible senior notes	7,261	—
Warrants related to the issuance of convertible senior notes	7,261	—

Total	42,528	134,469

(1)	Warrants to purchase 1.4 million shares were outstanding as of July 31, 2012 and were exercised during the three months ended April 30, 2013.

Note 12. Related-Party Transactions

In June 2010, we entered into a capital lease agreement with an affiliate of Mr. Duffield. The lease agreement provides for an equipment lease financing facility to be drawn upon for purchases of certain equipment for use in our business operations. The amounts paid under this agreement in the three months ended July 31, 2013 and 2012 were $0.6 million and $1.0 million, respectively, and in the six months ended July 31, 2013 and 2012 were $1.5 million and $2.1 million, respectively. As of July 31, 2013, the principal balance due under the lease agreement was $0.7 million and was included in capital leases on the condensed consolidated balance sheets.

We currently lease certain office space from an affiliate of Mr. Duffield adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The term of the agreements is 10 years and the total rent due under the agreements is $1.3 million for the year ended January 31, 2014, and $20.6 million in total. Rent expense under these agreements for the three and six months ended July 31, 2013 was $0.3 million and $0.5 million, respectively.

Note 13. Geographic Information

Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
United States	$91,335	$52,076	$168,033	$97,772
International	16,220	10,626	31,167	21,748

Total	$107,555	$62,702	$199,200	$119,520

No single country other than the United States had revenues greater than 10% of total revenues for the three and six months ended July 31, 2013 or 2012. We had two customers that individually accounted for more than 10% of our accounts receivable, net as of July 31, 2013.

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

We were founded in 2005 to deliver cloud applications to global enterprises. Our applications are designed around the way people work today – in an environment that is global, collaborative, fast-paced and mobile. Our cycle of frequent updates, which we currently provide three times per year, has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our Human Capital Management (HCM) application in 2006. Since then we have continued to invest in innovation and have consistently introduced new services to our customers, including our Financial Management application in 2007, our Procurement and Employee Expense Management applications in 2008, our Payroll and mobile applications in 2009, our Talent Management application in 2010, our native iPad application and Workday integration platform in 2011 and our Timing Tracking and Grants Management applications in 2012.

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

We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force targets organizations with more than 1,000 workers. As of July 31, 2013, we had more than 500 customers. A substantial majority of our growth comes from new customers choosing to use our applications and entering into contracts with us. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to our significant growth in employees. We had more than 2,100 and more than 1,450 employees as of July 31, 2013 and 2012, respectively.

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

Since inception, we have invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally we continue to expand our professional services partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday will drive additional customer subscriptions and continued growth in revenues. In addition, over time we expect professional services revenues and the cost of professional services as a percentage of total revenues to decline as we increasingly rely on our partners to deploy Workday applications and as the number of our existing customers continues to grow.

Components of Results of Operations

Revenues

We primarily derive our revenues from subscription fees and professional services fees. Subscription revenues primarily consist of fees that give our customers access to our cloud applications, which include routine customer support at no additional cost. Professional service fees include deployment services, optimization services, and training.

Subscription revenues accounted for 75% of our revenues during the three months ended July 31, 2013 and represented 92% of our total unearned revenue as of July 31, 2013. Subscription revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, the price of our applications, and to a lesser extent, renewal rates. To date, revenues from renewals have not been a substantial component of revenues.

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

Approximately 2% of our revenues for the three months ended July 31, 2013 were derived from multiple-deliverable arrangements that were accounted for as a single unit of accounting, because some of our professional services offerings did not have standalone value when the related contracts were executed. In these situations, all revenue is recognized ratably over the term of the contracts. Additionally, in these situations, we defer the direct costs of the related professional services contract and those direct costs are amortized over the same period as the professional services revenues are recognized. As of July 31, 2013, 9% of our total unearned revenue balance represented multiple-deliverable arrangements accounted for as a single unit of accounting. For contracts executed subsequent to February 1, 2012, there was standalone value for all deliverables.

Costs and Expenses

Costs of Revenues. Costs of subscription revenues consist primarily of employee-related expenses (including salaries, benefits and share-based compensation) related to hosting our applications and providing support, the costs of data center capacity, and depreciation of owned and leased computer equipment and software.

Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The percentage of revenues derived from professional services was 25% in the three months ended July 31, 2013. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscriptions.

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

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Subscription services	$81,111	$42,200	$149,529	$79,122
Professional services	26,444	20,502	49,671	40,398

Total revenues	107,555	62,702	199,200	119,520
Costs and expenses:
Costs of revenues:
Costs of subscription services	16,327	8,994	31,257	16,588
Costs of professional services	24,427	19,271	46,196	36,767

Total costs of revenues	40,754	28,265	77,453	53,355
Research and development	41,168	23,552	77,450	44,338
Sales and marketing	44,150	29,629	82,514	54,467
General and administrative	13,766	7,616	26,690	13,677

Total costs and expenses	139,838	89,062	264,107	165,837

Operating loss	(32,283)	(26,360)	(64,907)	(46,317)
Other expense, net	(3,479)	(637)	(3,735)	(672)

Loss before provision for (benefit from) income taxes	(35,762)	(26,997)	(68,642)	(46,989)
Provision for (benefit from) income taxes	216	(116)	351	(53)

Net loss	$(35,978)	$(26,881)	$(68,993)	$(46,936)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenues:
Subscription services	75.4%	67.3%	75.1%	66.2%
Professional services	24.6	32.7	24.9	33.8

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Costs of revenues:
Costs of subscription services	15.2	14.4	15.7	13.9
Costs of professional services	22.7	30.7	23.2	30.7

Total costs of revenues	37.9	45.1	38.9	44.6
Research and development	38.3	37.6	38.9	37.1
Sales and marketing	41.0	47.2	41.4	45.6
General and administrative	12.8	12.1	13.4	11.4

Total costs and expenses	130.0	142.0	132.6	138.7

Operating loss	(30.0)	(42.1)	(32.6)	(38.7)
Other expense, net	(3.3)	(1.0)	(1.8)	(0.6)

Loss before provision for (benefit from) income taxes	(33.3)	(43.1)	(34.4)	(39.3)
Provision for (benefit from) income taxes	0.2	(0.2)	0.2	—

Net loss	(33.5%)	(42.9%)	(34.6%)	(39.3%)

Revenues

	Three Months Ended July 31,			Six Months Ended July 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Revenues:
Subscription services	$81,111	$42,200	92%	$149,529	$79,122	89%
Professional services	26,444	20,502	29	49,671	40,398	23

Total revenues	$107,555	$62,702	72	$199,200	$119,520	67

Total revenues were $107.6 million for the three months ended July 31, 2013, compared to $62.7 million during the prior year period, an increase of $44.9 million, or 72%. Subscription services revenues were $81.1 million for the three months ended July 31, 2013, compared to $42.2 million for the prior year period, an increase of $38.9 million, or 92%. The increase in subscription revenues was due primarily to the recognition of revenue for an increased number of customer contracts as compared to the prior year period. Professional services revenues were $26.4 million for the three months ended July 31, 2013, compared to $20.5 million for the prior year period, an increase of $5.9 million, or 29%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.

Total revenues were $199.2 million for the six months ended July 31, 2013, compared to $119.5 million during the prior year period, an increase of $79.7 million, or 67%. Subscription services revenues were $149.5 million for the six months ended July 31, 2013, compared to $79.1 million for the prior year period, an increase of $70.4 million, or 89%. The increase in subscription revenues was due primarily to the addition of new customers as compared to the prior year period. Professional services revenues were $49.7 million for the six months ended July 31, 2013, compared to $40.4 million for the prior year period, an increase of $9.3 million, or 23%. The increase in professional services revenues was due primarily to a greater number of customers requesting deployment and integration services. Results for the prior year-to-date period included the recognition of $2.6 million in subscription revenues and $2.0 million in professional services revenues related to the expiration of a delivery obligation for a 2009 customer arrangement.

Costs and Expenses

Costs of Revenues

	Three Months Ended July 31,			Six Months Ended July 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Costs of revenues:
Subscription services	$16,327	$8,994	82%	$31,257	$16,588	88%
Professional services	24,427	19,271	27	46,196	36,767	26

Total cost of revenues	$40,754	$28,265	44	$77,453	$53,355	45

Costs of revenues were $40.8 million for the three months ended July 31, 2013, compared to $28.3 million for the prior year period, an increase of $12.5 million, or 44%. The $7.3 million increase in costs of subscription services was primarily due to increases of $2.5 million in employee compensation costs driven by higher headcount, $2.7 million in depreciation and amortization expenses and $2.0 million in service contracts expense to expand data center capacity. We expect costs of subscription revenues to decline as a percentage of subscription revenues as we achieve economies of scale; however, we do expect short term fluctuations as we expand data center capacity to support our expanding customer demand.

The costs of professional services were $24.4 million for the three months ended July 31, 2013 and $19.3 million for the three months ended July 31, 2012, a $5.1 million increase primarily due to additional costs to staff our deployment and integration engagements. We expect costs of professional services as a percentage of total revenues to generally decline as we increasingly rely on third parties to deploy our applications and as the number of our existing subscription customers continue to grow.

Costs of revenues were $77.5 million for the six months ended July 31, 2013, compared to $53.4 million for the prior year period, an increase of $24.1 million or 45%. The $14.7 million increase in costs of subscription services was primarily due to an increase of $4.9 million in employee compensation costs related to higher headcount and $3.3 million in service contracts expense to expand data center capacity.

The costs of professional services were $46.2 million for the six months ended July 31, 2013 and $36.8 million for the six months ended July 31, 2012, a $9.4 million increase. This increase was primarily due to additional employee costs of $8.7 million to staff our customer engagements. Due to the large increase in demand for our professional services versus the prior year-to-date period, we have increased both our internal professional service staff as well as third party supplemental staff.

Research and Development

	Three Months Ended July 31,			Six Months Ended July 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Research and development	$41,168	$23,552	75%	$77,450	$44,338	75%

Research and development expenses were $41.2 million, or 38% of total revenues, for the three months ended July 31, 2013, compared to $23.6 million, or 38% of total revenues, for the prior year period, an increase of $17.6 million. The increase was primarily due to increases of $14.4 million in employee compensation costs driven by higher headcount and $1.5 million in facility and IT related expense. We expect that in the future, research and development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.

Research and development expenses were $77.5 million, or 39% of total revenues, for the six months ended July 31, 2013, compared to $44.4 million, or 37% of total revenues, for the prior year period, an increase of $33.1 million. The increase was primarily due to an increase of $26.3 million in employee compensation costs due to higher headcount and $1.6 million increase in contracted labor costs for our cloud data center.

Sales and Marketing

	Three Months Ended July 31,			Six Months Ended July 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Sales and marketing	$44,150	$29,629	49%	$82,514	$54,467	51%

Sales and marketing expenses were $44.2 million, or 41% of total revenues, for the three months ended July 31, 2013, compared to $29.6 million, or 47% of total revenues, for the prior year period, an increase of $14.6 million. The increase was primarily due to increases of $10.6 million in employee compensation costs driven by higher headcount, $1.6 million in travel expense and $1.1 million in marketing program expense due to the expansion of our marketing program and increased event spending. We expect that sales and marketing expenses will continue to increase in absolute dollars in the future as we continue to invest in sales and marketing by expanding our domestic and international sales and marketing activities, building brand awareness, attracting new customers and sponsoring additional marketing events.

Sales and marketing expenses were $82.5 million, or 41% of total revenues, for the six months ended July 31, 2013, compared to $54.5 million, or 46% of total revenues, for the prior year period, an increase of $28.0 million. The increase was primarily due to increases of $20.6 million in employee compensation costs due to higher headcount, $2.1 million in advertising, marketing and event costs, $2.0 million in travel expense and $1.4 million in facility and IT related expense.

General and Administrative

	Three Months Ended July 31,			Six Months Ended July 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
General and administrative	$13,766	$7,616	81%	$26,690	$13,677	95%

General and administrative expenses were $13.8 million, or 13% of total revenues, for the three months ended July 31, 2013, compared to $7.6 million, or 12% of total revenues, for the prior year period, an increase of $6.2 million. The increase was primarily due to increases of $4.9 million in compensation costs driven by higher headcount, $1.4 million of IT related expense and a $1.4 million in professional services costs including consulting, legal and audit. We expect general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and incur additional employee related costs, professional fees and insurance costs related to the growth of our business and international expansion.

General and administrative expenses were $26.7 million, or 13% of total revenues, for the six months ended July 31, 2013, compared to $13.7 million, or 11% of total revenues, for the prior year period, an increase of $13.0 million. The increase was primarily due to $9.4 million in higher compensation costs due to higher headcount and $2.9 million in higher professional services costs including consulting, legal and audit.

Other Expense, Net

	Three Months Ended July 31,			Six Months Ended July 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Other expense, net	$(3,479)	$(637)	446%	$(3,735)	$(672)	456%

Other expense, net were $3.5 million and $3.7 million for the three and six months ended July 31, 2013, compared to $0.6 million and $0.7 million for the prior year periods, an increase of $2.9 million and $3.0 million, respectively. The increase was primarily due to $3.6 million of interest expense related to our recently issued 2018 Notes and 2020 Notes, which includes the contractual cash interest due, non-cash interest related to amortization of the debt discount and amortization of debt issuance costs.

Liquidity and Capital Resources

As of July 31, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.3 billion, which were held for working capital purposes. Our cash, cash equivalents and marketable securities primarily consist of U.S. agency obligations, money market funds, commercial paper, U.S. treasury securities and corporate securities.

Since our inception, we financed our operations primarily through sales of equity securities, customer prepayments, issuance of debt, and capital lease obligations. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may be required to seek additional equity or debt financing. Our cash flows for the three and six months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
		(in thousands)
Net cash provided by (used in):
Operating activities	$(12,916)	$1,924	$4,394	$14,632
Investing activities	(301,433)	641	(184,371)	(39,002)
Financing activities	532,517	4,648	533,337	3,587
Effect of exchange rate changes	—	(13)	(86)	(5)

Net increase (decrease) in cash and cash equivalents	$218,168	$7,200	$353,274	$(20,788)

Operating Activities

For the three months ended July 31, 2013, cash used in operating activities was $12.9 million. This cash usage resulted from increases in our operating expenses, which were primarily driven by increased headcount and the payout of $16.5 million in payroll taxes withheld on employee stock transactions in April 2013 and paid in May 2013. These cash outflows were generally offset by increased cash collections driven by growth in sales.

For the three months ended July 31, 2012, cash provided by operating activities was $1.9 million. The positive cash flows resulted primarily from increased cash collections from our customers. The increase in collections was largely offset by increases in our operating expenses, which were primarily driven by increased headcount.

For the six months ended July 31, 2013, cash provided by operating activities was $4.4 million. The cash provided primarily related to increased cash collections from our customers including a $40.4 million increase in unearned revenue, generally offset by increases in our operating expenses, which were primarily driven by increased headcount.

For the six months ended July 31, 2012, cash provided by operating activities was $14.6 million. The positive cash flows resulted primarily from increased cash collections from our customers including a $59.4 million increase in unearned revenue. The increase in collections was largely offset by increases in our operating expenses, which were primarily driven by increased headcount.

Investing Activities

Cash used in investing activities for the three months ended July 31, 2013 was $301.4 million, which was primarily the result of investing the proceeds of our June 2013 convertible senior notes offerings and capital expenditures of $29.7 million. We expect capital expenditures, some of which may be financed through capital leases, will be approximately $80 million for the year ended January 31, 2014.

Cash provided by investing activities for the three months ended July 31, 2012 was $0.6 million, which was primarily the result of the timing of purchases and maturities of marketable securities and capital expenditures of $3.8 million.

Cash used in investing activities for the six months ended July 31, 2013 was $184.4 million, which was primarily the result of investing the proceeds of our June 2013 convertible senior notes offerings, the timing of maturities and purchases of marketable securities and the timing of capital expenditures. Capital expenditures for the six months ended July 31, 2013 were $31.6 million.

Cash used in investing activities for the six months ended July 31, 2012 was $39.0 million, which was primarily the result of the timing of purchases and maturities of marketable securities and capital expenditures of $6.0 million.

Financing Activities

For the three months ended July 31, 2013, cash provided by financing activities was $532.5 million, which was primarily due to the issuance of an aggregate of $600.0 million principal amount of Notes, which are more fully described below. The Notes, net of issuance costs of $15.7 million, coupled with our entering into convertible note hedge transactions and warrant transactions to sell shares of our stock, resulted in a net increase in cash of $533.3 million. In addition, cash flows from financing activities included $2.1 million of proceeds from the exercise of stock options and $2.9 million in principal payments on our capital lease obligations.

For the three months ended July 31, 2012, cash provided by financing activities was $4.6 million, which was primarily due to $6.4 million from the exercise of stock options, partially offset by principal payments on our capital lease obligations of $1.8 million.

For the six months ended July 31, 2013, cash provided by financing activities was $533.3 million, which was primarily due to the issuance of the Notes and the convertible note hedge transactions and warrant transactions. In addition, cash flows from financing activities included $6.7 million of proceeds from the exercise of stock options and $6.7 million in principal payments on our capital lease obligations.

For the six months ended July 31, 2012, cash provided by financing activities was $3.6 million, which was primarily due to $7.1 million from the exercise of stock options, partially offset by principal payments on our capital lease obligations of $3.5 million.

Convertible Senior Notes

In June 2013, we issued $350.0 million principal amount of 0.75% convertible senior notes due July 15, 2018 and $250.0 million of 1.50% convertible senior notes due July 15, 2020 and concurrently entered separate note hedge transactions and related warrant transactions. The 2018 Notes and 2020 Notes will mature on July 15, 2018 and July 15, 2020 respectively, unless earlier converted. Upon conversion, holders of the 2018 Notes and 2020 Notes will receive cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our election. As of July 31, 2013, none of the 2018 Notes or 2020 Notes are convertible and they are therefore classified as long term liabilities on our condensed consolidated balance sheets. We have not received any shares under the notes hedges or delivered cash or issued any shares under the warrants. For further information, see Note 6 to the condensed consolidated financial statements.

Commitments

Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, as well as computer equipment. As of July 31, 2013, the future non-cancelable minimum payments under operating leases were $41.0 million. During the remainder of the year ended January 31, 2014, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.

We are not required to make principal payments under the Notes prior to maturity. If the Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $350.0 million in principal on July 15, 2018 and $250.0 million in principal on July 15, 2020. We are also required to make interest payments on a semi-annual basis at the interest rates noted above.

We do not consider outstanding purchase orders to be purchase commitments as they represent authorizations to purchase rather than binding agreements.

Off-Balance Sheet Arrangements

Through July 31, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the six months ended July 31, 2013, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2013 filed with the Securities and Exchange Commission (SEC) on March 22, 2013.

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the terms of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the 2018 Notes and the 2020 Notes issuances, we allocated the total amount incurred to the liability and equity components. Issuance costs attributable to the liability components are being amortized to expense over the respective terms of the Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date and the fact that the majority of our international contracts are currently in U.S. dollars, our foreign currency exposure has been fairly limited and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we are continually monitoring the foreign currency exposure to determine when we should begin a hedging program. For the current fiscal year and beyond, we expect the percentage of contracts denominating in currencies other than the U.S. dollars to increase.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.3 billion as of July 31, 2013. This amount was invested primarily in U.S. agency obligations, money market funds, commercial paper, U.S. treasury securities and corporate securities. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Our fixed-income portfolio is subject to interest rate risk.

An immediate increase of 100-basis points in interest rates would have resulted in a $5.1 million market value reduction in our investment portfolio as of July 31, 2013. Certain of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $0.8 million as of July 31, 2013. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

As of January 31, 2013, we had cash, cash equivalents and marketable securities totaling $790.3 million. The fixed-income portfolio was also subject to interest rate risk; however, the risk was not material.

Market Risk and Market Interest Risk

In June 2013, we issued $350.0 million of 0.75% convertible senior notes due 2018 and $250.0 million of 1.50% convertible senior notes due 2020. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the 2018 Notes and 2020 Notes will receive cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our election.

Concurrent with the issuance of the Notes, we entered into separate note hedge transactions and the sale of warrants. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.

Our Notes have fixed annual interest rates at 0.75% and 1.50% and therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $274.7 million and $183.2 million respectively as of July 31, 2013. These represent the liability component of the principal balance of our Notes as of July 31, 2013. The total estimated fair values of the 2018 Notes and 2020 Notes at July 31, 2013 were $368.2 million and $263.8 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at July 31, 2013, which were $105.19 and $105.50, respectively. For further information, see Note 6 to the notes to condensed consolidated financial statements.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the condensed consolidated financial statements and the related notes included elsewhere in this report, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business. If any of the following risks actually occurs, our business, operations, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the market price of our securities could decline, and you could lose part or all of your investment.

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

You should not consider our historical revenue growth rates as indicative of our future performance. Our revenue growth rates have declined, and may decline in future periods, as the size of our customer base increases and as we achieve higher market penetration rates. Other factors may also contribute to declines in our growth rates, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, and the maturation of our business. As our growth rates decline, investors’ perceptions of our business and the trading price of our securities could be adversely affected.

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

The markets for HCM and financial management applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are Oracle and SAP, well-established providers of HCM and financial management applications, which have long-standing relationships with many customers. Some customers may be hesitant to adopt cloud applications such as ours and prefer to upgrade the more familiar applications offered by these vendors that are deployed on-premise. Oracle and SAP are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, could offer HCM and financial management applications on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances and organic development. For example, Oracle acquired Taleo Corporation, and SAP acquired SuccessFactors and Ariba, Inc. Legacy vendors may also seek to partner with other leading cloud providers, such as the recently announced alliance between Oracle and Salesforce.com. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing and Infor Global Solutions. We also face competition from cloud-based vendors including providers of applications for HCM and payroll services such as Ceridian; providers of cloud-based expense management applications such as Concur Technologies, Inc.; and providers of financial management applications such as NetSuite, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our applications. In addition, other companies that provide cloud applications in different target markets, such as Salesforce.com and NetSuite, may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

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

We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to more than 2,100 employees as of July 31, 2013, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

To date we have derived a substantial majority of our subscription revenues from our HCM application. Any factor adversely affecting sales of this application, including application release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could adversely affect our business and operating results. Our participation in the markets for our payroll, financial management, big data analytics, time tracking, procurement and employee expense management applications is relatively new, and it is uncertain whether these areas will ever result in significant revenues for us. Further, the introduction of new applications beyond these markets may not be successful.

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

Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

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

Our customers’ deployment timeframes vary based on many factors including the number and type of applications being deployed, the complexity and scale of the customers’ businesses, the configuration requirements, the number of integrations with other systems and other factors, many of which are beyond our control. Many Workday customers are in production with our applications within nine months of project initiation. Although our contracts are generally non-cancelable by the customer, at any given time, a significant percentage of our customers may be in the process of deploying our applications, particularly during periods of rapid growth.

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

Today, our international contracts are only occasionally denominated in local currencies. However, the majority of our international costs are denominated in local currencies. We anticipate that over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

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

We have funded our operations since inception primarily through equity financings, convertible notes offerings, capital lease arrangements, and prepayments by customers. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

We are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in the accuracy and completeness of our financial reports and the market price of our securities may be negatively affected.

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

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the New York Stock Exchange (NYSE), the SEC, or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the Exchange Act), the Sarbanes-Oxley Act, the Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, in particular accounting, financial and internal audit staff, which will increase our costs and expenses.

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

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We will be an emerging growth company until January 31, 2014. As an emerging growth company, we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result of our reliance on these exemptions, there may be a less active trading market for our securities and the trading price of our securities may be more volatile.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of January 31, 2013, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2025 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability.

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

Risks Related to Ownership of Our Securities

Our stock price has been volatile in the past and may be subject to volatility in the future.

The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors described below. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes. The factors that may affect the trading price of our securities, some of which are beyond our control, include:

•	overall performance of the equity markets;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to revenues ratio;

•	changes in the estimates of our operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that follow our securities;

•	announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;

•

the exercise of rights held by certain of our stockholders, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders;

•	the size of our market float and significant option exercises;

•	any future issuances of securities;

•

sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the convertible note hedge and warrant transactions related to such convertible senior notes; and

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

In the past, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

We have indebtedness in the form of convertible senior notes.

In June 2013, we completed an offering of $350.0 million aggregate principal amount of 0.75% convertible senior notes due in July 15, 2018, and we concurrently issued additional $250.0 million principal amount of 1.50% convertible senior notes due July 15, 2020.

As a result of these convertible notes offerings, we incurred $350.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2018, and $250.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2020, or, in each of the foregoing, upon the occurrence of a make-whole fundamental change (as defined in the applicable indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service the indebtedness, reducing the amount of cash flow available for other purposes; and

•	limit our flexibility in planning for and reacting to changes in our business.

Conversion of our 2018 Notes or our 2020 Notes may affect the price of our Class A common stock and the value of the Notes.

The conversion of some or all of our 2018 Notes or our 2020 Notes may dilute the ownership interest of existing stockholders to the extent we deliver shares of Class A common stock upon conversion. Holders of the outstanding 2018 Notes and the 2020 Notes will be able to convert them only upon the satisfaction of certain conditions prior to March 14, 2018 and March 13, 2020, respectively. Upon conversion, holders of the 2018 Notes and 2020 Notes will receive cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our election. Any sales in the public market of shares of Class A common stock issued upon conversion of such notes could adversely affect the trading price of our Class A common stock and the value of the notes.

The notes hedges and warrants may adversely affect the value of our Class A common stock.

In connection with our offering of the 2018 Notes, we entered into notes hedges covering approximately 4.2 million shares of our Class A common stock (2018 Notes Hedges) and sold warrants to acquire up to approximately 4.2 million shares of our Class A common stock at an initial strike price of $107.96 (2018 Warrants). In connection with our offering of the 2020 Notes, we entered into notes hedges covering approximately 3.1 million shares of our Class A common stock (2020 Notes Hedges, and together with the 2018 Notes Hedges, the Notes Hedges) and sold warrants to acquire up to approximately 3.1 million shares of our Class A common stock at an initial strike price of $107.96 (2020 Warrants, and together with the 2018 Warrants, the Warrants). These Notes Hedges are intended to reduce the potential economic dilution to our Class A common stock upon conversion of the 2018 Notes and the 2020 Notes. However, the Warrants could have a dilutive effect if the market price per share of our Class A common stock exceeds the strike price of the Warrants. The counterparties to the Notes Hedges and Warrants are likely to enter into or unwind various derivatives with respect to our Class A common stock or purchase or sell shares of our Class A common stock or other securities linked to or referencing our Class A common stock in secondary market transactions prior to the respective maturity of the 2018 Notes and the 2020 Notes. These activities could adversely affect the value of our Class A common stock.

There may be a limited market for investors in our industry.

There are few publicly traded companies that provide cloud applications at this time. Investors may have limited funds to invest in the cloud applications sector, and as publicly traded securities in these industries become more available, investors who have purchased or may in the future purchase securities in this sector may choose to sell Workday securities that they have already purchased in favor of other companies, or choose to invest in other companies, including our competitors. As a result, demand for our securities could decline, which would result in a corresponding decline in the price of such securities.

We have broad discretion in the use of the net proceeds from our initial public offering and our convertible senior notes offerings and may not use them effectively.

We have broad discretion in the application of the net proceeds that we received from our initial public offering and our convertible senior notes offerings, including working capital, possible acquisitions, and other general corporate purposes, and we may spend or invest these proceeds in a way with which our investors disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from our initial public offering and convertible senior notes offerings in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors, and may negatively impact the price of our securities.

Our co-founders and co-CEOs have control over key decision making as a result of their control of a majority of our voting stock.

Our co-founder and co-CEO David Duffield, together with his affiliates, holds voting rights with respect to 69.9 million shares of Class B common stock. In addition, Mr. Duffield holds .1 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. Our co-founder and co-CEO Aneel Bhusri, together with his affiliates, holds voting rights with respect to 14.6 million shares of Class B common stock and .3 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3.2 million shares of Class B common stock, 1.0 million shares of Class B restricted stock, and .1 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our co-CEOs and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our co-CEOs, and also with executive officers, directors and other affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is currently publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2013. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until October 11, 2032, or such earlier time: as the shares of Class B common stock represent less than 9% of all outstanding shares of our Class A and Class B common stock; if agreed by the holders of the majority of the Class B common stock; or nine months following the death of both Mr. Duffield and Mr. Bhusri. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, or discontinue publishing research about our business, the price and trading volume of our securities could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our securities to decline.

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

Delaware law and provisions in our restated certificate of incorporation and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our securities.

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

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could depress the market price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Sales of Unregistered Securities

Information relating to the issuance of the 2018 Notes and the 2020 Notes was provided in Current Reports on Form 8-K dated June 17, 2013 and June 24, 2013.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 15, 2012 pursuant to Rule 424(b). No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds, commercial paper, U.S. treasury securities and corporate securities.

c) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Exhibit Number

4.1*	2018 Indenture, dated as of June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association.

4.2*	2020 Indenture, dated as of June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association.

10.1*	Form of Convertible Bond Hedge Confirmation (2018)

10.2*	Form of Warrant Confirmation (2018)

10.3*	Form of Convertible Bond Hedge Confirmation (2020)

10.4*	Form of Warrant Confirmation (2020)

10.5**	Form of Additional Convertible Bond Hedge Confirmation (2018)

10.6**	Form of Additional Warrant Confirmation (2018)

10.7**	Form of Additional Convertible Bond Hedge Confirmation (2020)

10.8**	Form of Additional Warrant Confirmation (2020)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.3	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
*	Filed on Form 8-K on June 17, 2013, File No. 001-35680.
**	Filed on Form 8-K on June 24, 2013, File No. 001-35680.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 6, 2013

Workday, Inc.

/s/ Mark S. Peek
Mark S. Peek
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

4.1*	2018 Indenture, dated as of June 17, 2013 between Workday Inc. and Wells Fargo Bank, National Association.

4.2*	2020 Indenture, dated as of June 17, 2013 between Workday Inc. and Wells Fargo Bank, National Association.

10.1*	Form of Convertible Bond Hedge Confirmation (2018)

10.2*	Form of Warrant Confirmation (2018)

10.3*	Form of Convertible Bond Hedge Confirmation (2020)

10.4*	Form of Warrant Confirmation (2020)

10.5**	Form of Additional Convertible Bond Hedge Confirmation (2018)

10.6**	Form of Additional Warrant Confirmation (2018)

10.7**	Form of Additional Convertible Bond Hedge Confirmation (2020)

10.8**	Form of Additional Warrant Confirmation (2020)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.3	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
*	Filed on Form 8-K on June 17, 2013, File No. 001-35680.
**	Filed on Form 8-K on June 24, 2013, File No. 001-35680.