Form 10-Q
period 2013-10-31
Workday, Inc.
filed 2013-12-02
CIK 1327811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

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

As of October 31, 2013, there were approximately 175 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workday, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	October 31, 2013	January 31, 2013(1)
Assets
Current assets:
Cash and cash equivalents	$183,460	$84,158
Marketable securities	1,099,235	706,181
Accounts receivable, net	86,961	67,437
Deferred costs	14,352	9,816
Prepaid expenses and other current assets	21,594	16,710

Total current assets	1,405,602	884,302
Property and equipment, net	73,960	44,585
Deferred costs, noncurrent	18,039	18,575
Goodwill and intangible assets, net	8,488	8,488
Other assets	22,096	3,130

Total assets	$1,528,185	$959,080

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,228	$2,665
Accrued expenses and other current liabilities	17,890	13,558
Accrued compensation	46,250	27,203
Capital leases	10,044	12,008
Unearned revenue	279,290	199,340

Total current liabilities	361,702	254,774
Convertible senior notes, net	463,092	—
Capital leases, noncurrent	5,546	12,972
Unearned revenue, noncurrent	72,479	85,920
Other liabilities	11,964	13,131

Total liabilities	914,783	366,797
Stockholders’ equity:
Common stock	172	162
Additional paid-in capital	1,131,453	993,933
Accumulated other comprehensive income	184	68
Accumulated deficit	(518,407)	(401,880)

Total stockholders’ equity	613,402	592,283

Total liabilities and stockholders’ equity	$1,528,185	$959,080

(1)	Amounts as of January 31, 2013 were derived from the January 31, 2013 audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues	$127,872	$72,618	$327,072	$192,138
Costs and expenses(1):
Costs of revenues	48,591	30,194	126,044	83,549
Research and development	49,349	28,075	126,799	72,413
Sales and marketing	54,051	32,584	136,565	87,051
General and administrative	16,280	22,633	42,970	36,310

Total costs and expenses	168,271	113,486	432,378	279,323

Operating loss	(40,399)	(40,868)	(105,306)	(87,185)
Other expense, net	(6,893)	(364)	(10,628)	(1,036)

Loss before provision for income taxes	(47,292)	(41,232)	(115,934)	(88,221)
Provision for income taxes	242	78	593	25

Net loss	(47,534)	(41,310)	(116,527)	(88,246)

Accretion of redeemable convertible preferred stock	—	(161)	—	(568)

Net loss attributable to common stockholders	$(47,534)	$(41,471)	$(116,527)	$(88,814)

Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.67)	$(0.68)	$(2.06)

Weighted-average shares used to compute net loss per share attributable to common stockholders	174,385	61,960	171,269	43,053

(1) Costs and expenses include share-based compensation as follows:

Costs of revenues	$2,342	$609	$4,281	$1,101
Research and development	7,032	1,300	12,404	2,227
Sales and marketing	4,583	970	7,431	1,838
General and administrative	5,726	3,273	12,766	4,714

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net loss	$(47,534)	$(41,310)	$(116,527)	$(88,246)
Other comprehensive loss, net of tax:
Changes in foreign currency translation adjustment	32	6	(54)	2
Net change in unrealized gains on available-for-sale investments	41	1	170	27

Other comprehensive income, net of tax	73	7	116	29

Comprehensive loss	$(47,461)	$(41,303)	$(116,411)	$(88,217)

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Cash flows from operating activities
Net loss	$(47,534)	$(41,310)	$(116,527)	$(88,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,361	4,461	23,981	11,938
Share-based compensation expense	19,683	6,152	36,882	9,880
Amortization of deferred costs	3,211	2,750	8,449	8,336
Amortization of debt discount and issuance costs	5,764	—	8,554	—
Donation of common stock to Workday Foundation	—	11,250	—	11,250
Other	86	11	256	41
Changes in operating assets and liabilities:
Accounts receivable	(19,997)	7,382	(19,674)	(6,632)
Deferred costs	(5,346)	(4,673)	(12,449)	(11,426)
Prepaid expenses and other assets	(2,652)	(3,395)	(12,794)	(7,744)
Accounts payable	1,891	(253)	5,563	73
Accrued expenses and other liabilities	16,458	3,575	22,720	13,738
Unearned revenue	26,151	4,692	66,509	64,066

Net cash provided by (used in) operating activities	7,076	(9,358)	11,470	5,274
Cash flows from investing activities
Purchases of marketable securities	(499,787)	(288,659)	(1,229,488)	(374,599)
Maturities of marketable securities	256,240	19,845	833,107	72,785
Purchases of property and equipment	(16,757)	(801)	(48,384)	(6,803)
Other	—	—	90	—

Net cash used in investing activities	(260,304)	(269,615)	(444,675)	(308,617)
Cash flows from financing activities
Proceeds of initial public offering, net of issuance costs	—	684,620	—	684,620
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	—	584,291	—
Proceeds from issuance of warrants	—	—	92,708	—
Purchase of convertible senior notes hedges	—	—	(143,729)	—
Proceeds from exercise of stock options	2,637	2,955	9,312	10,085
Principal payments on capital lease obligations	(2,817)	(2,369)	(9,505)	(5,912)
Other	(596)	—	(516)	—

Net cash provided by (used in) financing activities	(776)	685,206	532,561	688,793
Effect of exchange rate changes	32	6	(54)	1

Net increase (decrease) in cash and cash equivalents	(253,972)	406,239	99,302	385,451
Cash and cash equivalents at the beginning of period	437,432	36,741	84,158	57,529

Cash and cash equivalents at the end of period	$183,460	$442,980	$183,460	$42,980

Supplemental cash flow data
Cash paid for interest	$264	$304	$991	$891
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	—	13,663	115	17,887
Accretion of redeemable convertible preferred stock	—	161	—	568
Vesting of early exercise stock options	398	278	1,974	490
Purchases of property and equipment, accrued but not paid	1,360	—	1,360	—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2013 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2013, filed on March 22, 2013. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.

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

Note 2. Marketable Securities

At October 31, 2013, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$956,043	$198	$(46)	$956,195
U.S. treasury securities	163,548	74	(2)	163,620
Commercial paper	63,786	—	—	63,786
U.S. corporate securities	11,825	4	—	11,829
Money market funds	41,115	—	—	41,115

	$1,236,317	$276	$(48)	$1,236,545

Included in cash and cash equivalents	$137,310	$—	$—	$137,310

Included in marketable securities	$1,099,007	$276	$(48)	$1,099,235

At January 31, 2013, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$614,171	$64	$(11)	$614,224
U.S. treasury securities	65,174	5	—	65,179
Commercial paper	64,538	1	—	64,539
Certificates of deposit	250	—	—	250
U.S. corporate securities	8,128	—	(1)	8,127
Money market funds	17,395	—	—	17,395

	$769,656	$70	$(12)	$769,714

Included in cash and cash equivalents	$63,533	$—	$—	$63,533

Included in marketable securities	$706,123	$70	$(12)	$706,181

As of October 31, 2013, we do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity. No marketable securities held as of October 31, 2013 have been in a continuous unrealized loss position for more than twelve months. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase of greater than three months.

Note 3. Deferred Costs

Deferred costs consisted of the following (in thousands):

	October 31, 2013	January 31, 2013
Current:
Deferred professional service costs	$3,500	$1,654
Deferred sales commissions	10,852	8,162

Total	$14,352	$9,816

Noncurrent:
Deferred professional service costs	$5,106	$6,843
Deferred sales commissions	12,933	11,732

Total	$18,039	$18,575

Note 4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	October 31, 2013	January 31, 2013
Computers, equipment and software	$65,996	$28,770
Computers, equipment and software acquired under capital leases	39,415	39,300
Furniture and fixtures	6,609	4,689
Leasehold improvements	17,176	6,581

	129,196	79,340
Less accumulated depreciation and amortization	(55,236)	(34,755)

Property and equipment, net	$73,960	$44,585

Depreciation expense totaled $7.9 million and $4.1 million for the three months ended October 31, 2013 and 2012, respectively, and $20.5 million and $10.8 million for the nine months ended October 31, 2013 and 2012, respectively.

These amounts include depreciation of assets recorded under capital leases of $3.0 million and $2.8 million for the three months ended October 31, 2013 and 2012, respectively and $9.4 million and $6.8 million for the nine months ended October 31, 2013 and 2012, respectively.

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

We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs that are supported by little or no market activity.

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of October 31, 2013
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$956,195	$956,195
U.S. treasury securities	163,620	—	163,620
Commercial paper	—	63,786	63,786
U.S. corporate securities	—	11,829	11,829
Money market funds	41,115	—	41,115

	$204,735	$1,031,810	$1,236,545

Included in cash and cash equivalents			$137,310

Included in marketable securities			$1,099,235

	Fair Value Measurements as of January 31, 2013
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$614,224	$614,224
U.S. treasury securities	65,179	—	65,179
Commercial paper	—	64,539	64,539
Certificates of deposit	—	250	250
U.S. corporate securities	—	8,127	8,127
Money market funds	17,395	—	17,395

	$82,574	$687,140	$769,714

Included in cash and cash equivalents			$63,533

Included in marketable securities			$706,181

The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	October 31, 2013
	Carrying Amount	Estimated Fair Value
0.75% Convertible Senior Notes	$278,004	$395,500
1.50% Convertible Senior Notes	185,088	290,313

The estimated fair value of the above convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the above convertible senior notes in an over-the-counter market on October 31, 2013.

Based on the closing price of our common stock of $74.87 on October 31, 2013, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were less than their respective principal amounts.

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

Concurrently, we issued 1.50% convertible senior notes due July 15, 2020 (2020 Notes) with a principal amount of $250.0 million (together with the 2018 Notes, referred to as Notes). The 2020 Notes are unsecured, unsubordinated obligations of Workday, and interest is payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year, beginning on January 15, 2014. The 2020 Notes mature on July 15, 2020 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2020 Notes prior to maturity.

The terms of the Notes are governed by Indentures by and between us and Wells Fargo Bank, National Association, as Trustee (the Indentures). Upon conversion, holders of the Notes will receive cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our election.

For the 2018 Notes, the initial conversion rate is 12.0075 shares of Class A Common Stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $83.28 per share of Class A Common Stock, subject to adjustment. Prior to the close of business on March 14, 2018, the conversion is subject to the satisfaction of certain conditions as described below. For the 2020 Notes, the initial conversion rate is 12.2340 shares of Class A Common Stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $81.74 per share of Class A Common Stock, subject to adjustment. Prior to the close of business on March 13, 2020, the conversion is subject to the satisfaction of certain conditions, as described below.

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

Holders of the 2018 Notes and 2020 Notes may convert all or a portion of their Notes prior to the close of business on March 14, 2018 for the 2018 Notes and March 13, 2020 for the 2020 Notes, in multiples of $1,000 principal amount, only under the following circumstances:

•	if the last reported sale price of Class A Common Stock for at least twenty trading days during a period of thirty consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Notes on each applicable trading day;

•	during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the respective Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of Class A Common Stock and the conversion rate of the respective Notes on such trading day; or

•	upon the occurrence of specified corporate events, as noted in the Indentures.

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

We allocated the total issuance costs incurred to the 2018 Notes and 2020 Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the 2018 Notes and 2020 Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7.2 million and equity issuance costs of $2.0 million. Amortization expense for the liability issuance costs was $0.3 million and $0.5 million, respectively, in the three and nine months ended October 31, 2013. For the 2020 Notes, we recorded liability issuance costs of $4.7 million and equity issuance costs of $1.8 million. Amortization expense for the liability issuance costs was $0.2 million and $0.3 million in the three and nine months ended October 31, 2013.

The Notes consisted of the following (in thousands):

	As of October 31, 2013
	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000
Unamortized debt discount(1)	(71,996)	(64,912)

Net carrying amount	$278,004	$185,088

Carrying amount of the equity component(2)	$74,892	$66,007

(1)	Included in the condensed consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the Notes on the straight-line basis as it approximates the effective interest rate method.
(2)	Included in the condensed consolidated balance sheets within Additional paid-in capital, net of $2.0 million and $1.8 million for the 2018 Notes and 2020 Notes, respectively, in equity issuance costs.

As of October 31, 2013, the remaining life of the 2018 Notes and 2020 Notes is approximately 56 months and 80 months, respectively.

The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2018 Notes and 2020 Notes (in thousands):

	Three Months ended		Nine Months ended
	October 31, 2013		October 31, 2013
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$656	$938	$977	$1,396
Interest cost related to amortization of debt issuance costs	352	169	524	251
Interest cost related to amortization of the debt discount	3,308	1,935	4,909	2,870

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

Warrants

In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants (the Warrants) to acquire, subject to anti-dilution adjustments, up to approximately 7.3 million shares of our Class A Common Stock at an exercise price of $107.96 per share. If the market value per share of our Class A Common Stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share in periods that we are profitable. The Warrants are separate transactions, and are not part of the terms of the Notes or the Purchased Options. Warrants to acquire 4.2 million shares expire in July 2018 and warrants to acquire 3.1 million shares expire in July 2020.

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

The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the period in which we benefit from the lease and have accrued for rent expense incurred but not paid. Rent expense totaled $3.6 million and $1.7 million for the three months ended October 31, 2013 and 2012, respectively, and $7.4 million and $4.4 million for the nine months ended October 31, 2013 and 2012, respectively.

Legal Matters

We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 8. Common Stock and Stockholders’ Equity

Common Stock

As of October 31, 2013, there were 78.3 million shares of Class A common stock and 96.5 million shares of Class B common stock outstanding. As of January 31, 2013, there were 26.2 million shares of Class A common stock and 140.2 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.

Employee Equity Plans

Our board of directors adopted the 2012 Employee Stock Purchase Plan (ESPP) in August 2012, and the ESPP became effective on October 10, 2012. The ESPP was approved with a reserve of 2.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. We commenced our first purchase period under the ESPP on June 1, 2013. During the three months and nine months ended October 31, 2013, we recognized $1.4 million and $2.3 million of expense, respectively, related to the ESPP.

Our board of directors adopted the 2012 Equity Incentive Plan (EIP) in August 2012, and the EIP became effective on October 10, 2012. The EIP serves as the successor to our 2005 Stock Plan, and was approved with a reserve of 25.0 million shares of Class A common stock for future issuance under various terms provided in the EIP. Additionally, shares not issued or subject to outstanding grants under the 2005 Stock Plan were rolled into the EIP resulting in a total of 39.2 million available shares under the EIP upon adoption. Pursuant to the terms of the EIP, the share reserve increased by 8.3 million shares on March 31, 2013. Shares issued under the 2005 Stock Plan were Class B common stock and shares issued under the EIP are Class A common stock. As of October 31, 2013, we had approximately 43.8 million shares of Class A common stock available for future grants under the EIP.

Common Stock Subject to Repurchase

The equity plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of October 31, 2013 and January 31, 2013, we had $7.4 million and $9.4 million respectively, recorded in liabilities related to early exercises of stock options.

Stock Options

A summary of information related to options activity during the nine months ended October 31, 2013 is as follows:

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2013	29,856,042	$3.19	$1,499,463,289
Stock options granted	74,050	60.78
Stock options exercised	(7,233,979)	1.29
Stock options canceled	(433,449)	9.32

Balance as of October 31, 2013	22,262,664	$3.89	$1,580,207,640

As of October 31, 2013, 14.6 million of the outstanding stock options were exercisable.

Restricted Stock Units

A summary of information related to restricted stock units activity during the nine months ended October 31, 2013 is as follows:

	Number of shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2013	163,400	$48.82
Restricted stock units granted	3,644,424	70.76
Restricted stock units vested	(4,800)	80.18
Restricted stock units forfeited	(32,141)	61.89

Balance as of October 31, 2013	3,770,883	$69.87

As of October 31, 2013, there was a total of $250.4 million in unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.7 years.

Restricted Stock Awards

During the three and nine months ended October 31, 2013, 30,300 and 60,300 shares of restricted stock awards vested.

Note 9. Other Expense, net

Other expense, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Interest income	$576	$107	$1,377	$234
Interest expense(1)	(7,663)	(431)	(11,964)	(994)
Other income (expense)	194	(40)	(41)	(276)

Other expense, net	$(6,893)	$(364)	$(10,628)	$(1,036))

(1)	During the three and nine months ended October 31, 2013, interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes, non-cash interest related to amortization of the debt discount and amortization of debt issuance costs (See Note 6).

Note 10. Income Taxes

The effective tax rate for the three and nine months ended October 31, 2013 was less than one percent, primarily as a result of the estimated tax loss for the fiscal year. Our tax expense relates to state minimum taxes and foreign income taxes associated with our non-U.S. operations.

There were no material changes to the unrecognized tax benefits in the three and nine months ended October 31, 2013. We intend to review the measurement of the uncertain tax positions attributable to prior years as a result of additional analysis that will be performed once the information necessary to perform the analysis is available. As a result of the additional analysis, it is reasonably possible that the total amount of unrecognized tax benefits related to prior years could be reduced significantly in the next 12 months. An estimate of the range of the reduction cannot be made as the information necessary to complete the analysis is not available. Due to a valuation allowance, any reduction in the uncertain tax positions will not impact the effective tax rate. Due to our history of tax losses, all years remain open to tax audit. We are under examination by the Internal Revenue Service (IRS) for our 2011 tax year.

Note 11. Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our redeemable convertible preferred stock and convertible preferred stock that were both outstanding prior to our IPO, our outstanding stock options, outstanding warrants, common stock related to unvested early exercised stock options, common stock related to unvested restricted stock awards and convertible senior notes to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The net loss per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common shares and Class B common shares as if the loss for the year has been distributed. As the liquidation and dividend rights are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.

We consider shares issued upon the early exercise of options subject to repurchase and unvested restricted stock awards to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares. In future periods, to the extent we are profitable, we will subtract earnings allocated to these participating securities from net income to determine net income attributable to common stockholders.

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2013		2012		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share attributable to common stockholders, basic and diluted:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(19,998)	$(27,536)	$(3,807)	$(37,664)	$(39,899)	$(76,628)	$(3,939)	$(84,875)
Denominator:
Weighted-average common shares outstanding	73,365	101,020	5,688	56,272	58,642	112,627	1,910	41,143
Basic and diluted net loss per share	$(0.27)	$(0.27)	$(0.67)	$(0.67)	$(0.68)	$(0.68)	$(2.06)	$(2.06)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of October 31,
	2013	2012
Shares subject to outstanding common stock options and warrants(1)	22,263	31,137
Shares subject to repurchase	1,936	4,338
Shares subject to unvested restricted stock awards	5,055	1,340
Convertible senior notes	7,261	—
Warrants related to the issuance of convertible senior notes	7,261	—

Total	43,776	36,815

(1)	Warrants to purchase 1.4 million shares were outstanding as of October 31, 2012 and were exercised during the three months ended April 30, 2013.

Note 12. Related-Party Transactions

In June 2010, we entered into a capital lease agreement with an affiliate of Mr. Duffield. The lease agreement provides for an equipment lease financing facility to be drawn upon for purchases of certain equipment for use in our business operations. The amounts paid under this agreement in the three months ended October 31, 2013 and 2012 were $0.4 million and $1.0 million, respectively, and in the nine months ended October 31, 2013 and 2012 were $1.9 million and $3.2 million, respectively. As of October 31, 2013, the principal balance due under the lease agreement was $0.3 million and was included in capital leases on the condensed consolidated balance sheets.

We currently lease certain office space in Pleasanton, California under various lease agreements with an affiliate of Mr. Duffield. The term of the agreements is 10 years and the total rent due under the agreements is $1.3 million for the year ended January 31, 2014, and $20.6 million in total. Rent expense under these agreements for the three and nine months ended October 31, 2013 was $0.4 million and $0.9 million, respectively.

Note 13. Geographic Information

Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
United States	$107,802	$60,500	$275,836	$158,272
International	20,070	12,118	51,236	33,866

Total	$127,872	$72,618	$327,072	$192,138

No single country other than the United States had revenues greater than 10% of total revenues for the three or nine months ended October 31, 2013 or 2012. We had no customers that individually accounted for more than 10% of our accounts receivable, net as of October 31, 2013 or as of January 31, 2013.

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

We were founded in 2005 to deliver cloud applications to global enterprises. Our applications are designed around the way people work today – in an environment that is global, collaborative, fast-paced and mobile. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our Human Capital Management (HCM) application in 2006. Since then we have continued to invest in innovation and have consistently introduced new services to our customers, including our Financial Management application in 2007, our Procurement and Employee Expense Management applications in 2008, our Payroll and mobile applications in 2009, our Talent Management application in 2010, our native iPad application and Workday integration platform in 2011, Time Tracking and Grants Management applications in 2012 and Big Data Analytics in 2013.

We offer Workday applications to our customers on an enterprise-wide subscription basis, typically with three-year terms and with subscription fees largely based on the size of the customer’s workforce. We generally recognize revenues from subscription fees ratably over the term of the contract. We currently derive a substantial majority of our subscription revenues from subscriptions to our HCM application. We market our applications primarily through our direct sales force.

We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force targets organizations with more than 1,000 workers. As of October 31, 2013, we had more than 550 customers. A substantial majority of our growth comes from new customers choosing to use our applications and entering into contracts with us. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to our significant growth in employees. We had more than 2,300 and more than 1,600 employees as of October 31, 2013 and 2012, respectively.

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

Since inception, we have invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional services partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday, will drive additional customer subscriptions and continued growth in revenues. In addition, over time we expect professional services revenues and the cost of professional services as a percentage of total revenues to decline as we increasingly rely on our partners to deploy Workday applications and as the number of our existing customers continues to grow.

Components of Results of Operations

Revenues

We primarily derive our revenues from subscription fees and professional services fees. Subscription revenues primarily consist of fees that provide our customers access to our cloud applications, which include routine customer support at no additional cost. Professional service fees include deployment services, optimization services, and training.

Subscription revenues accounted for 74% of our revenues during the three months ended October 31, 2013 and represented 93% of our total unearned revenue as of October 31, 2013. Subscription revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, the price of our applications, and to a lesser extent, renewal rates. To date, revenues from renewals have not been a substantial component of revenues.

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

Subscription fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer, which is generally within one week of contract signing. Our subscription contracts typically have a term of three years and are non-cancelable. We generally invoice our customers in advance, in annual installments. Amounts that have been invoiced are initially recorded as unearned revenue. Amounts that have not been invoiced represent backlog and are not reflected in our condensed consolidated financial statements.

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

Approximately 2% of our revenues for the three months ended October 31, 2013 were derived from multiple-deliverable arrangements that were accounted for as a single unit of accounting, because some of our professional services offerings did not have standalone value when the related contracts were executed. In these situations, all revenue is recognized ratably over the term of the subscription contract. Additionally, in these situations, we defer the direct costs of the related professional services contract and those direct costs are amortized over the same period as the professional services revenues are recognized. As of October 31, 2013, 8% of our total unearned revenue balance represented multiple-deliverable arrangements accounted for as a single unit of accounting. For contracts executed subsequent to February 1, 2012, there was standalone value for all deliverables.

Costs and Expenses

Costs of Revenues. Costs of subscription revenues consist primarily of employee-related expenses (including salaries, benefits and share-based compensation) related to hosting our applications and providing support, the costs of data center capacity, and depreciation of owned and leased computer equipment and software.

Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The percentage of revenues derived from professional services was 26% in the three months ended October 31, 2013. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscriptions.

Research and Development. Research and development expenses consist primarily of employee-related expenses. We continue to focus our research and development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our cloud applications.

Sales and Marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing programs and travel-related expenses. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. Commissions earned by our sales force that can be associated specifically with a non-cancelable subscription contract are deferred and amortized over the same period that revenues are recognized for the related non-cancelable contract.

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

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Subscription services	$93,925	$51,576	$243,454	$130,698
Professional services	33,947	21,042	83,618	61,440

Total revenues	127,872	72,618	327,072	192,138
Costs and expenses:
Costs of revenues:
Costs of subscription services	18,076	10,179	49,333	26,767
Costs of professional services	30,515	20,015	76,711	56,782

Total costs of revenues	48,591	30,194	126,044	83,549
Research and development	49,349	28,075	126,799	72,413
Sales and marketing	54,051	32,584	136,565	87,051
General and administrative	16,280	22,633	42,970	36,310

Total costs and expenses	168,271	113,486	432,378	279,323

Operating loss	(40,399)	(40,868)	(105,306)	(87,185)
Other expense, net	(6,893)	(364)	(10,628)	(1,036)

Loss before provision for income taxes	(47,292)	(41,232)	(115,934)	(88,221)
Provision for income taxes	242	78	593	25

Net loss	$(47,534)	$(41,310)	$(116,527)	$(88,246)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenues:
Subscription services	73.5%	71.0%	74.4%	68.0%
Professional services	26.5	29.0	25.6	32.0

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Costs of revenues:
Costs of subscription services	14.1	14.0	15.0	13.9
Costs of professional services	23.9	27.6	23.5	29.6

Total costs of revenues	38.0	41.6	38.5	43.5
Research and development	38.6	38.7	38.8	37.7
Sales and marketing	42.3	44.9	41.8	45.3
General and administrative	12.7	31.2	13.1	18.9

Total costs and expenses	131.6	156.3	132.2	145.4

Operating loss	(31.6)	(56.3)	(32.2)	(45.4)
Other expense, net	(5.4)	(0.5)	(3.2)	(0.5)

Loss before provision for income taxes	(37.0)	(56.8)	(35.4)	(45.9)
Provision for income taxes	0.2	0.1	0.2	—

Net loss	(37.2%)	(56.9%)	(35.6%)	(45.9%)

Revenues

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Revenues:
Subscription services	$93,925	$51,576	82%	$243,454	$130,698	86%
Professional services	33,947	21,042	61	83,618	61,440	36

Total revenues	$127,872	$72,618	76	$327,072	$192,138	70

Total revenues were $127.9 million for the three months ended October 31, 2013, compared to $72.6 million during the prior year period, an increase of $55.3 million, or 76%. Subscription services revenues were $93.9 million for the three months ended October 31, 2013, compared to $51.6 million for the prior year period, an increase of $42.3 million, or 82%. The increase in subscription revenues was due primarily to the recognition of revenue for an increased number of customer contracts as compared to the prior year period. Professional services revenues were $33.9 million for the three months ended October 31, 2013, compared to $21.0 million for the prior year period, an increase of $12.9 million, or 61%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.

Total revenues were $327.1 million for the nine months ended October 31, 2013, compared to $192.1 million during the prior year period, an increase of $135.0 million, or 70%. Subscription services revenues were $243.5 million for the nine months ended October 31, 2013, compared to $130.7 million for the prior year period, an increase of $112.8 million, or 86%. The increase in subscription revenues was due primarily to the addition of new customers as compared to the prior year period. Professional services revenues were $83.6 million for the nine months ended October 31, 2013, compared to $61.4 million for the prior year period, an increase of $22.2 million, or 36%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services. Results for the nine months ended October 31, 2012 included the recognition of $2.6 million in subscription revenues and $2.0 million in professional services revenues related to the expiration of a delivery obligation for a 2009 customer arrangement.

Costs and Expenses

Costs of Revenues

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Costs of revenues:
Subscription services	$18,076	$10,179	78%	$49,333	$26,767	84%
Professional services	30,515	20,015	52	76,711	56,782	35

Total cost of revenues	$48,591	$30,194	61	$126,044	$83,549	51

Costs of revenues were $48.6 million for the three months ended October 31, 2013, compared to $30.2 million for the prior year period, an increase of $18.4 million, or 61%. The $7.9 million increase in costs of subscription services was primarily due to increases of $2.7 million in employee compensation costs driven by higher headcount, $3.1 million in depreciation and amortization expenses and $1.6 million in service contracts expense to expand data center capacity. We expect periodic fluctuations in our subscription gross margin as we expand data center capacity to support our increasing customer demand and growing product portfolio.

The costs of professional services were $30.5 million for the three months ended October 31, 2013 and $20.0 million for the three months ended October 31, 2012, a $10.5 million increase, or 52%. This increase was primarily due to $8.5 million additional costs to staff our deployment and integration engagements. We expect utilization rates and the professional services gross margin to decrease in the fourth quarter of this fiscal year due to lower billable hours during the holiday periods. We expect costs of professional services as a percentage of total revenues to generally decline as we increasingly rely on third parties to deploy our applications and as the number of our existing subscription customers continue to grow.

Costs of revenues were $126.0 million for the nine months ended October 31, 2013, compared to $83.5 million for the prior year period, an increase of $42.5 million, or 51%. The $22.6 million increase in costs of subscription services was primarily due to increases of $7.5 million in employee compensation costs related to higher headcount, $7.6 million in depreciation and amortization expenses and $5.0 million in service contracts expense to expand data center capacity.

The costs of professional services were $76.7 million for the nine months ended October 31, 2013 and $56.8 million for the nine months ended October 31, 2012, a $19.9 million increase, or 35%. This increase was primarily due to increases of $16.3 million to staff our customer engagements and $1.4 million in facility and IT-related expense. Due to the large increase in demand for our professional services versus the prior year-to-date period, we have increased both our internal professional service staff as well as third-party supplemental staff.

Research and Development

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Research and development	$49,349	$28,075	76%	$126,799	$72,413	75%

Research and development expenses were $49.3 million, or 39% of total revenues, for the three months ended October 31, 2013, compared to $28.1 million, or 39% of total revenues, for the prior year period, an increase of $21.2 million. The increase was primarily due to increases of $17.7 million in employee compensation costs driven by higher headcount, $1.1 million in facility and IT-related expense and $1.0 million in contracted costs for our development cloud data center. We expect that in the future, research and development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.

Research and development expenses were $126.8 million, or 39% of total revenues, for the nine months ended October 31, 2013, compared to $72.4 million, or 38% of total revenues, for the prior year period, an increase of $54.4 million. The increase was primarily due to increases of $44.0 million in employee compensation costs due to higher headcount, $3.7 million in facility and IT-related expense and $2.6 million in contracted costs for our development cloud data center.

Sales and Marketing

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Sales and marketing	$54,051	$32,584	66%	$136,565	$87,051	57%

Sales and marketing expenses were $54.1 million, or 42% of total revenues, for the three months ended October 31, 2013, compared to $32.6 million, or 45% of total revenues, for the prior year period, an increase of $21.5 million. The increase was primarily due to increases of $16.3 million in employee compensation costs driven by higher headcount and $3.4 million in marketing program expense due to the expansion of our marketing program and increased event spending. We expect that sales and marketing expenses will continue to increase in absolute dollars in the future as we continue to invest in sales and marketing by expanding our domestic and international sales and marketing activities, building brand awareness, attracting new customers and sponsoring additional marketing events.

Sales and marketing expenses were $136.6 million, or 42% of total revenues, for the nine months ended October 31, 2013, compared to $87.1 million, or 45% of total revenues, for the prior year period, an increase of $49.5 million. The increase was primarily due to increases of $36.9 million in employee compensation costs due to higher headcount, $4.3 million in advertising, marketing and event costs, $2.9 million in travel expense and $2.0 million in facility and IT-related expense.

General and Administrative

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
General and administrative	$16,280	$22,633	(28%)	$42,970	$36,310	18%

General and administrative expenses were $16.3 million, or 13% of total revenues, for the three months ended October 31, 2013, compared to $22.6 million, or 31% of total revenues, for the prior year period, a decrease of $6.3 million. The decrease was primarily due to the one-time donation of $11.3 million of common stock to the Workday Foundation in the prior year. This decrease was partially offset by increases of $4.6 million in compensation costs driven by higher headcount and $2.0 million in professional services costs including consulting, legal and audit. We expect general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and incur additional employee-related costs, professional fees and insurance costs related to the growth of our business and international expansion.

General and administrative expenses were $43.0 million, or 13% of total revenues, for the nine months ended October 31, 2013, compared to $36.3 million, or 19% of total revenues, for the prior year period, an increase of $6.7 million. The increase was primarily due to $15.3 million in higher compensation costs due to higher headcount and $4.6 million in higher professional services costs including consulting, legal and audit. These increases were partially offset by the donation of $11.3 million of common stock to the Workday Foundation in the prior year.

Other Expense, Net

	Three Months Ended October 31,			Nine Months Ended October 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except percentages)
Other expense, net	$(6,893)	$(364)	Not meaningful	$(10,628)	$(1,036)	Not meaningful

Other expense, net were $6.9 million and $10.6 million for the three and nine months ended October 31, 2013, compared to $0.4 million and $1.0 million for the prior year periods, an increase of $6.5 million and $9.6 million, respectively. The increase was primarily due to $5.8 million and $8.6 million, respectively of interest expense related to our 2018 Notes and 2020 Notes, which includes the contractual cash interest due, non-cash interest related to amortization of the debt discount and amortization of debt issuance costs.

Liquidity and Capital Resources

As of October 31, 2013, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.3 billion, which were held for working capital purposes. Our cash, cash equivalents and marketable securities primarily consist of U.S. agency obligations, U.S. treasury securities, commercial paper, money market funds and corporate securities.

We have financed our operations primarily through sales of equity securities, customer prepayments, issuance of debt, and capital lease obligations. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may choose to seek additional equity or debt financing. Our cash flows for the three and nine months ended October 31, 2013 and 2012 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
		(in thousands)
Net cash provided by (used in):
Operating activities	$7,076	$(9,358)	$11,470	$5,274
Investing activities	(260,304)	(269,615)	(444,675)	(308,617)
Financing activities	(776)	685,206	532,561	688,793
Effect of exchange rate changes	32	6	(54)	1

Net increase (decrease) in cash and cash equivalents	$(253,972)	$406,239	$99,302	$385,451

Operating Activities

For the three months ended October 31, 2013, cash provided by operating activities was $7.1 million. The cash provided primarily resulted from increased cash collections driven by growth in sales. These cash inflows were largely offset by increased operating expenses, which were primarily driven by increased headcount.

For the three months ended October 31, 2012, cash used in operating activities was $9.4 million. The cash used resulted primarily from increases in our operating expenses due to increased headcount, largely offset by increased cash collections from our customers.

For the nine months ended October 31, 2013, cash provided by operating activities was $11.5 million. The cash provided primarily related to increased cash collections from our customers including a $66.5 million increase in unearned revenue, largely offset by increases in our operating expenses, which were primarily driven by increased headcount.

For the nine months ended October 31, 2012, cash provided by operating activities was $5.3 million. The positive cash flows resulted primarily from increased cash collections, largely offset by increases in our operating expenses primarily due to increased headcount.

Investing Activities

Cash used in investing activities for the three months ended October 31, 2013 was $260.3 million, which was primarily the result of investing the proceeds of our June 2013 convertible senior notes offering, the timing of maturities and purchases of marketable securities, and the timing of capital expenditures. Capital expenditures for the three months ended October 31, 2013 were $16.8 million. We expect capital expenditures will be approximately $75 million for the year ended January 31, 2014.

Cash used in investing activities for the nine months ended October 31, 2013 was $444.7 million, which was primarily the result of investing the proceeds of our June 2013 convertible senior notes offering, the timing of maturities and purchases of marketable securities, and the timing of capital expenditures. Capital expenditures for the nine months ended October 31, 2013 were $48.4 million.

Cash used in investing activities for the three and nine months ended October 31, 2012 was $269.6 million and $308.6 million, respectively, and was primarily the result of the timing of purchases and maturities of marketable securities and capital expenditures of $0.8 million and $6.8 million, respectively. We purchased a significant amount of marketable securities following the initial public offering of our common stock in October 2012.

Financing Activities

For the three months ended October 31, 2013, cash used in financing activities was $0.8 million, which was primarily due to $2.8 million in principal payments on our capital lease obligations, offset by $2.6 million of proceeds from the exercise of stock options.

For the three months ended October 31, 2012, cash provided by financing activities was $685.2 million, which was primarily due to the $684.6 million net proceeds from our initial public offering of common stock. In addition, we had $3.0 million of proceeds from stock option exercises, partially offset by principal payments on our capital lease obligations of $2.4 million.

For the nine months ended October 31, 2013, cash provided by financing activities was $532.6 million, which was primarily due to the issuance of an aggregate of $600.0 million principal amount of Notes, net of issuance costs of $15.7 million, coupled with our convertible note hedge and warrant transactions. In addition, cash flows from financing activities included $9.5 million in principal payments on our capital lease obligations and $9.3 million of proceeds from the exercise of stock options.

For the nine months ended October 31, 2012, cash provided by financing activities was $688.8 million, which was primarily due to our initial public offering.

Convertible Senior Notes

In June 2013, we issued $350.0 million principal amount of 2018 Notes and $250.0 million of 2020 Notes and concurrently entered into separate note hedge transactions and related warrant transactions. The 2018 Notes and 2020 Notes will mature on July 15, 2018 and July 15, 2020 respectively, unless earlier converted. Upon conversion, holders of the 2018 Notes and 2020 Notes will receive cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our election. As of October 31, 2013, none of the 2018 Notes or 2020 Notes are convertible and they are therefore classified as long term liabilities on our condensed consolidated balance sheets. We have not received any shares under the notes hedges or delivered cash or issued any shares under the warrants. For further information, see Note 6 to the condensed consolidated financial statements.

Commitments

Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, as well as computer equipment. As of October 31, 2013, the future non-cancelable minimum payments under operating leases were $47.3 million. During the remainder of the year ended January 31, 2014, we anticipate leasing additional office space in various locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.

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

Off-Balance Sheet Arrangements

Through October 31, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the nine months ended October 31, 2013, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2013 filed with the SEC on March 22, 2013.

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

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.3 billion as of October 31, 2013. This amount was invested primarily in U.S. agency obligations, U.S. treasury securities, commercial paper, money market funds, and corporate securities. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. An immediate increase of 100-basis points in interest rates would have resulted in a $7.0 million market value reduction in our investment portfolio as of October 31, 2013. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $1.3 million as of October 31, 2013. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

As of January 31, 2013, we had cash, cash equivalents and marketable securities totaling $790.3 million. The fixed-income portfolio was also subject to interest rate risk; however, the risk was not material.

Market Risk and Market Interest Risk

In June 2013, we issued $350.0 million of 2018 Notes and $250.0 million of 2020 Notes. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the 2018 Notes and 2020 Notes will receive cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our election.

Concurrent with the issuance of the Notes, we entered into separate note hedge and warrant transactions. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.

Our Notes have fixed annual interest rates at 0.75% and 1.50% and therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $278.0 million and $185.1 million, respectively, as of October 31, 2013. These represent the liability component of the principal balance of our Notes as of October 31, 2013. The total estimated fair values of the 2018 Notes and 2020 Notes at October 31, 2013 were $395.5 million and $290.3 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at October 31, 2013, which were $113.00 and $116.13, respectively. For further information, see Note 6 to the notes to condensed consolidated financial statements.

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

The markets for HCM and financial management applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are Oracle and SAP, well-established providers of HCM and financial management applications, which have long-standing relationships with many customers. Some customers may be hesitant to adopt cloud applications such as ours and prefer to upgrade the more familiar applications offered by these vendors that are deployed on-premise. Oracle and SAP are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, could offer HCM and financial management applications on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances and organic development. For example, Oracle acquired Taleo Corporation, and SAP acquired SuccessFactors and Ariba, Inc. Legacy vendors may also seek to partner with other leading cloud providers, such as the alliance between Oracle and Salesforce.com. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing and Infor Global Solutions. We also face competition from cloud-based vendors including providers of applications for HCM and payroll services such as Ceridian; providers of cloud-based expense management applications such as Concur Technologies, Inc.; and providers of financial management applications such as NetSuite, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our applications. In addition, other companies that provide cloud applications in different target markets, such as Salesforce.com and NetSuite, may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

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

We have recently experienced a period of rapid growth in our headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to more than 2,300 employees as of October 31, 2013, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

We depend on data centers and computing infrastructure operated by third parties and any disruption in these operations could adversely affect our business.

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

In addition, we rely upon Amazon Web Services (AWS), which provides a distributed computing infrastructure platform for business operations, to operate certain aspects of our services, including our Big Data Analytics application, and certain environments for development testing, training and sales demonstrations. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business could be adversely impacted.

Problems faced by our third-party data center operations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, or problems faced by AWS, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers or AWS are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or at AWS or any errors, defects, disruptions, or other performance problems with our applications could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscription services, subject us to potential liability, or adversely affect our renewal rates.

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

Our ability to increase revenues and maintain profitability depends, in large part, on widespread acceptance of our applications by large businesses and other organizations. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our applications may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. In addition, because we are a relatively new company with a limited operating history, our target customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors. Our typical sales cycles are six to twelve months, and we expect that this lengthy sales cycle may continue or increase as customers adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period.

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

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense and attention. It can take nine months or longer before our sales representatives are fully-trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or Workday have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees carefully consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

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

Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. The financial recession resulted in a significant weakening of the economy in the United States and Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our applications. In addition, there has been political instability in the United States, including pressure to reduce government spending, tax increases and spending cuts at the Federal level (the sequester), and a recent Federal government shutdown. This might reduce demand for our applications from organizations that receive funding from the U.S. government and could negatively affect the U.S. economy, which could further reduce demand for our applications. Further, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Euro zone. We have operations in Ireland and current and potential new customers in Europe. If economic conditions in Europe and other key markets for our applications continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending. This could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that enterprise software spending levels will increase following any recovery.

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

Our corporate headquarters are located in Pleasanton, California and our data centers are located in Ashburn, Virginia; Lithia Springs, Georgia; Sacramento, California; Portland, Oregon; Dublin, Ireland; and Amsterdam, the Netherlands. We also rely on AWS’s distributed computing infrastructure platform. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for the fiscal year ending January 31, 2014, provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the Exchange Act), the Sarbanes-Oxley Act, the Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, in particular accounting, financial and internal audit staff, which will increase our costs and expenses.

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

In addition, our co-chief executive officers (co-CEOs) currently each receive a base salary of approximately $33,000. We could incur additional compensation costs in the event that we decide to pay them cash compensation closer to that of CEOs of other public software companies, which would increase our general and administrative expenses and could adversely affect our profitability. Additionally, in August 2013, we granted Mr. Duffield 59,628 restricted shares Class A common stock and Mr. Bhusri 134,163 restricted shares of Class A common stock. These awards and any future equity awards will also increase our compensation expenses.

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

We will be an emerging growth company under the JOBS Act until January 31, 2014. As an emerging growth company, we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result of our reliance on these exemptions, there may be a less active trading market for our securities and the trading price of our securities may be more volatile.

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

In June 2013, we completed an offering of $350.0 million of 2018 Notes, and we concurrently issued an additional $250.0 million of 2020 Notes.

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

The note hedge and warrant transactions may adversely affect the value of our Class A common stock.

In connection with our offering of the 2018 Notes, we entered into note hedge transactions covering approximately 4.2 million shares of our Class A common stock and sold warrants to acquire up to approximately 4.2 million shares of our Class A common stock at an initial strike price of $107.96. In connection with our offering of the 2020 Notes, we entered into note hedge transactions covering approximately 3.1 million shares of our Class A common stock and sold warrants to acquire up to approximately 3.1 million shares of our Class A common stock at an initial strike price of $107.96. These note hedge transactions are intended to reduce the potential economic dilution to our Class A common stock upon conversion of the 2018 Notes and the 2020 Notes. However, the warrants could have a dilutive effect if the market price per share of our Class A common stock exceeds the strike price of the warrants. The counterparties to the note hedge and warrant transactions are likely to enter into or unwind various derivatives with respect to our Class A common stock or purchase or sell shares of our Class A common stock or other securities linked to or referencing our Class A common stock in secondary market transactions prior to the respective maturity of the 2018 Notes and the 2020 Notes. These activities could adversely affect the value of our Class A common stock.

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

Our co-founder and co-CEO David Duffield, together with his affiliates, holds voting rights with respect to 69.5 million shares of Class B common stock. In addition, Mr. Duffield holds 0.1 million shares of Class A Common Stock and 0.1 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. Our co-founder and co-CEO Aneel Bhusri, together with his affiliates, holds voting rights with respect to 11.3 million shares of Class B common stock and 0.4 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3.2 million shares of Class B common stock, 1.0 million shares of Class B restricted stock, and 0.1 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our co-CEOs and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our co-CEOs, and also with executive officers, directors and other affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is currently publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2013. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until October 11, 2032, or such earlier time: as the shares of Class B common stock represent less than 9% of all outstanding shares of our Class A and Class B common stock; if agreed by the holders of the majority of the Class B common stock; or nine months following the death of both Mr. Duffield and Mr. Bhusri. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

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

None.

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

Dated: December 2, 2013

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