Form 10-K
period 2014-01-31
Workday, Inc.
filed 2014-03-31
CIK 1327811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                     to

Commission File Number 001-35680

Workday, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-2480422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6230 Stoneridge Mall Road Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)

(925) 951-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.001	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was July 31, 2013, the aggregate market value of its shares (based on a closing price of $68.29 per share) held by non-affiliates was approximately $4.5 billion. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2014, there were approximately 184 million shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2014. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2014.

PART I

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

Overview

Workday is a leading provider of enterprise cloud applications for global human resources and finance. Founded in 2005, Workday delivers human capital management, financial management, and analytics applications designed for the world’s largest organizations. We achieved this leadership position through our innovative and adaptable technology, focus on the consumer Internet experience and cloud delivery model. We believe we are the only company to provide this complete set of unified cloud applications to enterprises.

Organizations today operate in environments that are highly complex and changing at an increasing rate. Managers and employees must quickly synthesize vast amounts of information and react to rapid changes in global business and regulatory environments. To be successful, they need highly functional and flexible software that enables informed decision-making about the enterprise-wide allocation of their resources. Additionally, managers and employees expect to interact with enterprise systems in an open, intuitive and collaborative way, including real-time access through a wide range of mobile and computing devices. We believe that legacy, on-premise systems make those interactions difficult, as their user interfaces are not intuitive and were not originally designed for mobility.

Workday is leading the way in helping organizations better manage their financial and human capital resources. As part of our applications, we have delivered embedded analytics that capture the content and context of everyday business events, facilitating fast and informed decision-making from wherever users are working. In addition, we provide an intuitive user experience similar to those of leading consumer Internet sites, reducing the time for training on our applications.

Since Workday is delivered in the cloud, it enables organizations to embrace change in their operating environments with support for new regulatory requirements, increased performance and enhancement of the user experience that we deliver through our rapid innovation cycle of frequent functionality-rich updates. We currently provide updates two times per year as part of the subscription agreement and when the new update is delivered, the prior version is fully replaced. As a result, all Workday customers are on the same version at all times. Updates are included in our customers’ Workday subscription and are not subject to an additional fee. Workday customers benefit from the most current technologies without the burden of large upgrade costs typically associated with traditional on-premise software.

We deliver our cloud applications using an innovative technology foundation that leverages the most recent advances in cloud computing and data management and allows us to deliver applications that are highly functional, flexible and fast. Our customers benefit from moving beyond the limitations associated with traditional on-premise software to highly configurable applications delivered over the Internet. Our use of a multi-tenant architecture in which customers are on the same version of our software enables innovations to be deployed quickly. In addition, we use objects to represent real-world entities such as employees, benefits, budgets, charts of accounts and organizations, combining business logic and data in one place and creating actionable analytics that are part of our core transactional systems of record. Our use of in memory data management allows rapid and efficient delivery of embedded business intelligence. We also provide open, standards-based web-services application programming interfaces and pre-built packaged integrations and connectors called Cloud Connect. This shift in approach substantially reduces the need for our customers to buy and support a broad range of IT infrastructure, and significantly reduces the cost and complexity relative to implementations and upgrades of on-premise software.

Our Applications

Workday HCM

Designed for the largest organizations in the world, Workday Human Capital Management (Workday HCM) supports a company in organizing, staffing, paying, and developing its global workforce. This unified application includes Global Human Resources Management (Workforce Lifecycle Management, Organization Management, Compensation, Absence, and Employee Benefits Administration) and Global Talent Management (Goal Management, Performance Management, Succession Planning, and Career and Development Planning). Workday HCM also includes Project and Work Management designed to enable organizations to create and manage and track initiatives, build project plans and utilize project breakdown structures that include phases, tasks, and milestones.

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

Workday’s Financial Management tools provide the core finance functions of general ledger, global accounting, revenue management, accounts payable, employee expense management, and accounts receivable, along with tools to help organizations manage their cash, assets, contracts, grants, expenses, procurement, and support their financial reporting requirements. It also provides management reporting and analysis in real time without the use of complex and expensive bolt-on data warehouses and business intelligence systems.

Workday Big Data Analytics

Unified with Workday applications for human resources and finance, Workday Big Data Analytics is an end-to-end analytics system that equips users with insights previously seen as too difficult or time consuming to obtain. With a simple, intuitive user interface that matches the Workday experience customers have come to expect, users can quickly combine Workday data with non-Workday data of any source, size, or structure. To add depth to reports and dashboards accessible on a tablet, smartphone, or desktop, customers can either augment existing analytics in Workday or leverage pre-built analytic templates designed for the most requested HR and financial insights.

Customers

We currently have more than 600 customers, with a focus on large, global organizations. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large corporation, which has entered into a master subscription agreement with us to access our cloud applications, including customers that are in the process of deploying our applications. While a single customer may have multiple organizations, operating segments or locations, we only include the customer once for this metric. We exclude from our customer count small- to medium-sized business customers who have contracted for our subscription services through our reseller partner.

Our current customer base spans numerous industry categories, including technology, financial services, business services, healthcare and life sciences, manufacturing, consumer and retail and education and government. No individual customer represented more than 10% of our revenues in the year ended January 31, 2014.

We have built a company culture centered around our customers’ success and satisfaction. We have developed several programs designed to provide customers with service options to enhance their experience with our applications. These services include 24x7 support; a professional services ecosystem that consists of our Workday consulting teams and system integrators that are trained on our applications; a Customer Success Management group to assist customers in production; and an online community to facilitate collaboration among customers and with the Workday application development teams.

Employees

As of January 31, 2014, we had more than 2,600 employees. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Sales and Marketing

We sell substantially all of our software applications through our direct sales organization. Our direct sales team is composed of inside sales and field sales personnel who are generally organized by geography, account size, and application type.

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

Product Development

Our ability to compete depends in large part on our continuous commitment to product development and our ability to rapidly introduce new applications, technologies, features and functionality. Our product development organization is responsible for the design, development, testing and certification of our applications. We focus our efforts on developing new applications and core technologies and further enhancing the usability, functionality, reliability, performance and flexibility of existing applications.

Product development expenses were $182.1 million, $102.7 million and $62.0 million for the years ended January 31, 2014, 2013 and 2012, respectively.

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

We believe the principal competitive factors in our market include the following:

•	level of customer satisfaction;

•	ease of deployment and use of applications;

•	breadth and depth of application functionality;

•	total cost of ownership;

•	brand awareness and reputation;

•	modern and adaptive technology platform;

•	capability for customization, configurability, integration, security, scalability and reliability of applications;

•	ability to innovate and respond to customer needs rapidly;

•	domain expertise on HR, payroll and financial regulations;

•	size of customer base and level of user adoption;

•	customer confidence in financial stability and future viability; and

•	ability to integrate with legacy enterprise infrastructures and third-party applications.

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

Corporate Information

We were incorporated in March 2005 in Nevada, and in June 2012 we reincorporated in Delaware. We are organized and operate in one reporting segment. Our principal executive offices are located at 6230 Stoneridge Mall Road, Pleasanton, California 94588, and our telephone number is (877) WORKDAY. Our website address is www.workday.com. The information on, or that can be accessed through, our website is not part of this report. Workday is our registered trademark in the United States, the European Community and Canada, and the Workday logo, Workday Object Management Server and all of our product names are our trademarks. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.

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

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes included elsewhere in this report, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business. If any of the following risks actually occurs, our business operations, financial condition, results of operations, and prospects could be materially and adversely affected. The market price of our securities could decline due to the materialization of these or any other risks, and you could lose part or all of your investment.

Risk Factors Related to Our Business

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our applications may be perceived as not being secure, customers may reduce the use of or stop using our applications and we may incur significant liabilities.

Our applications involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees, customers and suppliers, as well as their finance and payroll data. As a result, unauthorized or excessive access or security breaches could result in the loss of information, litigation, indemnity obligations and other liabilities. While we have security measures in place to protect customer information and prevent data loss and other security breaches, if these measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liabilities. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to issue credits or refunds to our customers, or result in lawsuits, regulatory fines or other action or liabilities, which could adversely affect our operating results.

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

Furthermore, our financial management application is essential to our customers’ financial projections, reporting and compliance programs. Any interruption in our service may affect the availability, accuracy or timeliness of these programs and could damage our reputation, cause our customers to terminate their use of our applications, require us to indemnify our customers against certain losses and prevent us from gaining additional business from current or future customers.

If we fail to manage our technical operations infrastructure, our existing customers may experience service outages and our new customers may experience delays in the deployment of our applications.

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, the evolution of our applications and to reduce infrastructure latency associated with dispersed geographic locations. However, the provision of new hosting infrastructure requires significant lead time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and adversely affect our revenues.

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

Our customers can use our applications to collect, use and store personal or identifying information regarding their employees, customers and suppliers. National and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from consumers and individuals. These laws are particularly stringent in Europe. If Workday employees fail to adhere to adequate data protection practices around the usage of our customer’s personal data, it may damage our reputation and brand. In addition, the affected customers or government authorities could initiate legal or regulatory action against us in connection with such incidents, which could result in significant fines, penalties and liabilities.

The costs of compliance with, and other burdens imposed by, privacy laws and regulations that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could limit the use, effectiveness and adoption of our applications and reduce overall demand. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption, effectiveness or use of our applications.

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

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls or adequately address competitive challenges.

We have recently experienced and are continuing to experience a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to more than 2600 employees as of January 31, 2014, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we grow, we also need to ensure that we maintain our corporate culture; that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees; and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team in the areas of product development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors in product development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees and any failure to develop an appropriate succession plan for these persons could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel, and our managers must be successful in hiring employees who are a good cultural fit and have the competencies to succeed at Workday. Competition for these personnel is intense, particularly in the San Francisco Bay Area, and especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications and may need to source talent in other geographic areas. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or Workday have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees carefully consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, through our compensation practices, company culture and career development opportunities, our business and future growth prospects could be adversely affected.

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

To date, we have derived a substantial majority of our subscription services revenues from our HCM application. Our efforts to increase use of our HCM application and our other applications may not succeed, and may reduce our revenue growth rate.

To date we have derived a substantial majority of our subscription services revenues from our HCM application. Any factor adversely affecting sales of this application, including application release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could adversely affect our business and operating results. Our participation in the markets for our payroll, financial management, big data analytics, time tracking, procurement, employee expense management applications and recruiting is relatively new, and it is uncertain whether these areas will ever result in significant revenues for us. Further, the introduction of new applications beyond these markets may not be successful.

If we are not able to provide successful enhancements, new features and modifications, our business could be adversely affected.

If we are unable to provide enhancements and new features for our existing applications or new applications that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we are focused on enhancing the features and functionality of our non-HCM applications to enhance their utility to larger customers with complex, dynamic and global operations. The success of enhancements, new features and applications depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or applications. Failure in this regard may significantly impair our revenue growth. In addition, because our applications are designed to operate on a variety of systems, we will need to continuously modify and enhance our applications to keep pace with changes in Internet-related hardware, iOS and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. We must also appropriately balance the product capability demands of our current customers with the capabilities required to address the broader market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our product development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction and adversely affect our business.

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

Our ability to increase revenues and achieve and maintain profitability depends, in large part, on widespread acceptance of our applications by large businesses and other organizations. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our applications may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. In addition, because we are a relatively new company with a limited operating history, our target customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors. Our typical sales cycles are six to twelve months, and we expect that this lengthy sales cycle may continue or increase as customers adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period.

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

Our business depends on our ability to satisfy our customers, both with respect to our application offerings and the professional services that are performed to help our customers use features and functions that address their business needs. Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of our deployment services. If a customer is not satisfied with the quality of work performed by us or a third party or with the type of professional services or applications delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to expand the number of applications subscribed to by that customer. We must also align our product development and professional services operations in order to ensure that customers’ evolving needs are met. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales and operations.

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. To date, we have not realized a substantial portion of our revenues from customers headquartered outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our applications for specific countries, including translation into foreign languages and associated expenses;

•	our ability to clearly articulate a go-to-market strategy that aligns product management efforts and the development of supporting infrastructure;

•	data privacy laws which require that customer data be stored and processed in a designated territory;

•	difficulties in appropriately staffing and managing foreign operations and determining appropriate compensation for local markets;

•	difficulties in leveraging executive presence and company culture globally;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•	weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-bribery laws including the Foreign Corrupt Practices Act;

•	adverse tax consequences; and

•	unstable regional and economic political conditions.

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

We have acquired, and may in the future acquire, other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We have acquired, and may in the future acquire, other companies or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel or otherwise offer growth opportunities. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

We have limited experience in acquiring other businesses. We may not be able to integrate acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	difficulty converting the customers of the acquired business onto our applications and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects on our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

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

We have incurred significant losses in each period since our inception in 2005. These losses and our accumulated deficit reflect the substantial investments we made to acquire new customers and develop our applications. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, product development expenses, operations costs and general and administrative costs, and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with acquiring customers are generally incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years. You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will sustain profitability.

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed.

Our ability to forecast our future rate of growth is limited and subject to a number of uncertainties, including general economic and market conditions. We plan our expense levels and investment on estimates of future revenue and future anticipated rates of growth. We may not be able to adjust our spending quickly enough if our growth rates fall short of our expectations.

Moreover, we have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We may not be able to sustain our revenue growth rates in the future.

You should not consider our historical revenue growth rates as indicative of our future performance. Our revenue growth rates have declined, and may decline in future periods, as the size of our customer base increases and as we achieve higher market penetration rates. Other factors may also contribute to declines in our growth rates, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, and the maturation of our business, among others. As our growth rates decline, investors’ perceptions of our business and the trading price of our securities could be adversely affected.

Because we recognize subscription services revenues over the term of the contract, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize subscription services revenues from customers ratably over the terms of their contracts, which are typically three years. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term.

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

Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•	our ability to attract new customers;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the timing of recognition of revenues;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches;

•	general economic, industry and market conditions;

•	customer renewal rates;

•	increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

•	the mix of applications sold during a period;

•	seasonal variations in sales of our applications, which have historically been highest in the fourth quarter of a calendar year;

•	the timing and success of new application and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners; and

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

Our ability to predict the rate of customer subscription renewals or adoptions, and the impact these renewals and adoptions will have on our revenues or operating results, is limited.

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

Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. The financial recession resulted in a significant weakening of the economy in the United States and Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our applications. In addition, in the United States there has been pressure to reduce government spending. This might reduce demand for our applications from organizations that receive funding from the U.S. government and could negatively affect the U.S. economy, which could further reduce demand for our applications. Further, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the Euro zone. We have operations in Ireland and current and potential new customers in Europe. If economic conditions in Europe and other key markets for our applications continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending. This could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that enterprise software spending levels will increase following any recovery.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is challenging and costly. In the future, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the New York Stock Exchange (NYSE), the SEC, or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company may strain our resources and divert management’s attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the Exchange Act), the Sarbanes-Oxley Act, the Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, in particular accounting, financial and internal audit staff, which will increase our costs and expenses.

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

We will not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of January 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2025 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability.

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

Risks related to our Class A common stock

Our co-founders and co-CEOs have control over key decision making as a result of their control of a majority of our voting stock.

Our co-founder and co-CEO David Duffield, together with his affiliates, as of February 28, 2014, holds voting rights with respect to 68.3 million shares of Class B common stock and 0.1 million shares of Class A Common Stock, and in addition, holds 0.1 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. As of February 28, 2014, our co-founder and co-CEO Aneel Bhusri, together with his affiliates, holds voting rights with respect to 7.1 million shares of Class B common stock and 0.4 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3.2 million shares of Class B common stock, 1.0 million shares of Class B restricted stock and 0.1 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our co-CEOs and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our co-CEOs, and also with executive officers, directors and other affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is currently publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of February 28, 2014. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until October 11, 2032, or such earlier time: as the shares of Class B common stock represent less than 9% of all outstanding shares of our Class A and Class B common stock; if agreed by the holders of the majority of the Class B common stock; or nine months following the death of both Mr. Duffield and Mr. Bhusri. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

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

The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors described below. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes. The factors that may affect the trading price of our securities, some of which are beyond our control, include:

•	overall performance of the equity markets;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to revenues ratio;

•	changes in the estimates of our operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that follow our securities;

•	announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;

•	the exercise of rights held by certain of our stockholders, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders;

•	the size of our market float and significant option exercises;

•	any future issuances of securities;

•	sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the convertible note hedge and warrant transactions related to such convertible senior notes; and

•	our operating performance and the performance of other similar companies.

•	The sale or availability for sale of a large number of shares of our Class A common stock in the public market could cause the price of our Class A common stock to decline.

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

In June 2013, we completed an offering of $350.0 million of 0.75% convertible senior notes due July 15, 2018 (2018 Notes), and we concurrently issued an additional $250.0 million of 1.50% convertible senior notes due July 15, 2020 (2020 Notes).

As a result of these convertible notes offerings, we incurred $350.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2018, and $250.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2020, or, in each of the foregoing, upon the occurrence of a fundamental change (as defined in the applicable indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes; and

•	limit our flexibility in planning for and reacting to changes in our business.

Exercise of the warrants associated with our 2018 Notes or our 2020 Notes may affect the price of our Class A common stock.

In connection with our offering of the 2018 Notes, we sold warrants to acquire up to approximately 4.2 million shares of our Class A common stock at an initial strike price of $107.96, which become exercisable beginning on October 15, 2018. In connection with our offering of the 2020 Notes, we sold warrants to acquire up to approximately 3.1 million shares of our Class A common stock at an initial strike price of $107.96, which become exercisable beginning on October 15, 2020. The warrants may be settled in shares or in cash. The exercise of the warrants could have a dilutive effect if the market price per share of our Class A common stock exceeds the strike price of the warrants. The counterparties to the warrant transactions and note hedge transactions relating to the 2018 Notes and the 2020 Notes are likely to enter into or unwind various derivative instruments with respect to our Class A common stock or purchase or sell shares of our Class A common stock or other securities linked to or referencing our Class A common stock in secondary market transactions prior to the respective maturity of the 2018 Notes and the 2020 Notes. These activities could adversely affect the trading price of our Class A common stock.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;

•	we have a dual class common stock structure, which provides our co-chief executive officers with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

•	our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;

•	when the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of common stock:

•	certain amendments to our restated certificate of incorporation or restated bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;

•	our stockholders will only be able to take action at a meeting of stockholders and not by written consent; and

•	vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•	only our chairman of the board, our co-chief executive officers, our president, or a majority of our board of directors are authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

•	we will have two classes of common stock until the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without the approval of the holders of Class A common stock; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

We have broad discretion in the use of the net proceeds from our initial public offering, our convertible senior notes offerings, and our follow-on offering and may not use them effectively.

We have broad discretion in the application of the net proceeds that we received from our initial public offering, our convertible senior notes offerings and our follow-on offering, including working capital, possible acquisitions and other general corporate purposes, and we may spend or invest these proceeds in a way with which our investors disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from our initial public offering and convertible senior notes offerings in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors and may negatively impact the price of our securities.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, as the only way to realize any future gains on their investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters, which includes our operations and product development facilities, is located in Pleasanton, California, and consists of approximately 322,088 square feet of space under multiple leases.

We also lease offices in various North American, European and Asian locations. We expect to expand our facilities capacity, including at our corporate headquarters and in certain field locations, during fiscal 2015. One of our co-CEOs, Mr. Duffield, acquired commercial real estate in close proximity to our corporate headquarters in 2013. At the time of this acquisition, we had existing leases in the buildings acquired by Mr. Duffield. We expect to lease additional space at that site in the coming year and beyond. We have and will continue to seek independent evaluations of current market rates at the time we sign new leases with the goal of leasing at a rate comparable to the current market price. During the year ended January 31, 2014, we leased approximately 65,244 of additional square footage from Mr. Duffield. In January 2014, we acquired a 95 year lease for a 6.9 acre parcel of land adjacent to our existing Pleasanton, California leased facilities. The lease affords us the opportunity to develop office space for employees in Pleasanton, California. We paid $10.0 million to acquire the lease and $1.5 million in prepaid rent through December 31, 2020. If construction does not commence by June 30, 2015, we will be required to make additional payments to the lessor, ranging from $0.2 million to $1.0 million based on the length of the delay. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

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

The following table sets forth for the indicated periods the high and low intra-day sales prices of our Class A common stock as reported by the New York Stock Exchange.

	High	Low
Year ended January 31, 2013
Third quarter (from October 12, 2012)	$57.21	$45.05
Fourth quarter	$57.10	$46.00
Year ended January 31, 2014
First quarter	$65.00	$50.26
Second quarter	$69.75	$59.87
Third quarter	$84.42	$67.78
Fourth quarter	$94.55	$70.84

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

Stockholders

As of January 31, 2014, there were 37 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 244 stockholders of record of our Class B common stock.

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

	Base Period
Company/Index	10/12/2012	10/31/2012	1/31/2013	4/30/2013	7/31/2013	10/31/2013	1/31/2014
Workday, Inc.	100	$99.61	$109.71	$128.67	$140.25	$153.77	$183.90
S&P 500 Index	100	98.89	105.57	113.14	120.05	125.75	128.26
S&P 1500 Application Software Index	100	98.58	110.49	111.49	118.79	128.56	138.28

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Year Ended January 31,			One Month Ended January 31,	Year Ended December 31,
	2014	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription services	$354,169	$190,320	$88,634	$4,814	$36,594	$13,746
Professional services	114,769	83,337	45,793	2,468	31,461	11,499

Total revenues	468,938	273,657	134,427	7,282	68,055	25,245

Costs and expenses(1):
Costs of subscription services	69,195	39,251	22,342	1,187	11,419	6,623
Costs of professional services	107,615	77,284	43,026	2,717	28,445	13,882
Product development	182,116	102,665	62,014	3,962	39,175	30,045
Sales and marketing	197,373	123,440	70,356	3,771	36,524	20,875
General and administrative	65,921	48,880	15,133	1,077	8,553	5,215

Total costs and expenses	622,220	391,520	212,871	12,714	124,116	76,640

Operating loss	(153,282)	(117,863)	(78,444)	(5,432)	(56,061)	(51,395)
Other income (expense), net	(17,549)	(1,203)	(1,018)	(8)	(57)	1,544

Loss before provision for income taxes	(170,831)	(119,066)	(79,462)	(5,440)	(56,118)	(49,851)
Provision for income taxes	1,678	124	167	10	97	91

Net loss	(172,509)	(119,190)	(79,629)	(5,450)	(56,215)	(49,942)
Accretion of redeemable convertible preferred stock	—	(568)	(342)	—	—	—

Net loss attributable to common stockholders	$(172,509)	$(119,758)	$(79,971)	$(5,450)	$(56,215)	$(49,942)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.01)	$(1.62)	$(2.71)	$(0.20)	$(2.22)	$(2.28)

Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	171,297	74,011	29,478	27,642	25,367	21,922

(1)	Costs and expenses include share-based compensation expenses as follows (in thousands):

	Year Ended January 31,			One Month Ended January 31,	Year Ended December 31,
	2014	2013	2012	2011	2010	2009
Costs of subscription services	$2,408	$601	$230	$4	$55	$15
Costs of professional services	4,818	1,312	398	12	118	64
Product development	21,644	3,528	1,124	47	556	272
Sales and marketing	12,131	2,717	839	28	310	187
General and administrative	20,850	7,170	1,591	102	663	358

	As of January 31,			As of December 31,
	2014	2013	2012	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$581,326	$84,158	$57,529	$30,887	$34,372
Marketable securities	1,305,253	706,181	53,634	4,498	20,557
Working capital (deficit)	1,601,768	629,528	37,934	(4,065)	36,222
Property and equipment, net	77,664	44,585	25,861	12,896	8,821
Total assets	2,176,265	959,080	232,638	100,605	97,829
Total unearned revenue	413,565	285,260	188,097	97,404	53,633
Convertible senior notes, net	468,412	—	—	—	—
Total liabilities	989,048	366,797	237,293	122,689	66,447
Redeemable convertible preferred stock	—	—	170,906	75,555	75,555
Total stockholders’ equity (deficit)	1,187,217	592,283	(175,561)	(97,639)	(44,173)

	Year Ended January 31,			One Month Ended January 31	Year Ended December 31,
	2014	2013	2012	2011	2010	2009
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$46,263	$11,214	$(13,774)	$(1,069)	$(15,335)	$(30,128)
Free cash flows(2)	(29,577)	(23,401)	(34,756)	(1,134)	(24,109)	(34,357)

(2)	Free cash flows, a non-GAAP financial measure, is defined as net cash provided by (used in) operating activities minus purchases of property and equipment, property and equipment acquired under capital leases and purchase of other intangible assets. Each adjusting item is separately presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Workday provides enterprise cloud applications for human capital management (HCM), payroll, financial management and analytics. We offer innovative and adaptable technology focused on the consumer Internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources.

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

We offer Workday applications to our customers on an enterprise-wide subscription basis, typically with three-year terms and with subscription fees largely based on the size of the customer’s workforce. We generally recognize revenues from subscription fees ratably over the term of the contract. We currently derive a substantial majority of our subscription services revenues from subscriptions to our HCM application. We market our applications primarily through our direct sales force.

We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force targets organizations with more than 1,000 workers. As of January 31, 2014, we had more than 600 customers. A substantial majority of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to our significant growth in employees. We had more than 2,600 and more than 1,700 employees as of January 31, 2014 and 2013, respectively.

We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our application development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our sales and marketing organizations to sell our applications globally. We have made significant investments in our data center infrastructure in fiscal 2014. We expect to continue this effort in fiscal 2015 as we update our technology and plan for future customer growth. We are also investing in personnel to service our growth in customers. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. As a result of these investments, we do not expect to be profitable in the near future. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.

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

Fiscal Year End

Our fiscal year ends on January 31. References to fiscal 2014, for example, refer to the year ended January 31, 2014.

Components of Results of Operations

Revenues

We primarily derive our revenues from subscription services fees and professional services fees. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include routine customer support at no additional cost. Professional services fees include deployment services, optimization services, and training.

Subscription services revenues accounted for over 75% of our total revenues during fiscal 2014 and represented over 90% of our total unearned revenue as of January 31, 2014. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, the price of our applications, and to a lesser extent, renewal rates. To date, revenues from renewals have not been a substantial component of revenues.

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

Subscription services fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer, which is generally within one week of contract signing. Our subscription contracts typically have a term of three years and are non-cancelable. We generally invoice our customers in advance, in annual installments. Amounts that have been invoiced are initially recorded as unearned revenue. Amounts that have not been invoiced represent backlog and are not reflected in our consolidated financial statements.

Our consulting engagements are typically billed on a time and materials basis, and revenues are typically recognized as the services are performed. We offer a number of training options intended to support our customers in configuring, using and administering our services. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As Workday’s professional services organization and the Workday-related consulting practices of our partner firms continue to develop, we expect the partners to increasingly contract directly with our subscription customers. As a result of this trend, and the increase of our subscription services revenues, we expect professional services revenues as a percentage of total revenues to decline over time.

Approximately 2% of our total revenues for year ended January 31, 2014 were derived from multiple-deliverable arrangements that were accounted for as a single unit of accounting, because some of our professional services offerings did not have standalone value when the related contracts were executed. In these situations, all revenue is recognized ratably over the term of the subscription contract. Additionally, in these situations, we defer the direct costs of the related professional services contract and those direct costs are amortized over the same period as the professional services revenues are recognized. As of January 31, 2014, less than 10% of our total unearned revenue balance represented multiple-deliverable arrangements accounted for as a single unit of accounting. For contracts executed subsequent to February 1, 2012, there was standalone value for all deliverables.

Costs and Expenses

Costs of subscription services revenues. Costs of subscription services revenues consist primarily of employee-related expenses related to hosting our applications and providing support, the costs of data center capacity, and depreciation of owned and leased computer equipment and software.

Costs of professional services revenues. Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The percentage of total revenues derived from professional services was 24% in fiscal 2014. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscriptions.

Product development. Product development expenses consist primarily of employee-related expenses. We continue to focus our product development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our cloud applications.

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

Results of Operations

Revenues

Our total revenues for fiscal 2014, 2013 and 2012 were as follows:

	Year Ended January 31,
	2014	2013	2012	2013 to 2014 % Change	2012 to 2013 % Change
	(in thousands)
Subscription services	$354,169	$190,320	$88,634	86%	115%
Professional services	114,769	83,337	45,793	38	82

Total revenues	$468,938	$273,657	$134,427	71	104

Fiscal 2014 compared to fiscal 2013. Total revenues were $468.9 million for fiscal 2014, compared to $273.7 million for fiscal 2013, an increase of $195.2 million, or 71%. Subscription services revenues were $354.2 million for fiscal 2014, or 76% of total revenues, compared to $190.3 million, or 70% of total revenues, for fiscal 2013, an increase of $163.9 million or 86%. The increase in subscription services revenues was due primarily to the addition of new customers as compared to the prior year period. We had more than 600 customers as of January 31, 2014 compared to more than 400 customers as of January 31, 2013. Professional services revenues were $114.8 million for fiscal 2014, compared to $83.3 million for fiscal 2013, an increase of $31.5 million, or 38%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.

Fiscal 2013 compared to fiscal 2012. Total revenues were $273.7 million for fiscal 2013, compared to $134.4 million for fiscal 2012, an increase of $139.2 million, or 104%. Subscription services revenues were $190.3 million, or 70% of total revenues, for fiscal 2013, compared to $88.6 million, or 66% of total revenues, for fiscal 2012. The increase in subscription services revenues was due primarily to the addition of new and larger customer contracts as compared to the prior year. We had more than 400 customers as of January 31, 2013 compared to more than 250 customers as of January 31, 2012. Professional services revenues were $83.3 million, or 30% of total revenues, for fiscal 2013, compared to $45.8 million, or 34% of total revenues, for fiscal 2012. The increase in professional services revenues was due primarily to a larger customer base requesting deployment and integration services.

Core Operating Expenses

Management uses the non-GAAP financial measure of core operating expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance and the ability of operations to generate cash. Management believes that core operating expenses reflects our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as it excludes expenses that are not reflective of ongoing operating results. Management also believes that core operating expenses provides useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.

The following discussion of our core operating expenses and the components comprising our core operating expenses highlights the factors that our management focuses upon in evaluating our operating margin and operating expenses. The increases or decreases in operating expenses discussed in this section do not include changes relating to share-based compensation, and certain other expenses, which consist of employer payroll taxes on employee stock transactions and an equity grant to the Workday Foundation.

Information about our operating expenses is as follows:

	Year Ended January 31, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$66,770	$2,408	$17	$69,195
Costs of professional services	102,141	4,818	656	107,615
Product development	158,928	21,644	1,544	182,116
Sales and marketing	184,359	12,131	883	197,373
General and administrative	43,773	20,850	1,298	65,921

Total operating expenses	$555,971	$61,851	$4,398	$622,220

Operating loss	$(87,033)	$(61,851)	$(4,398)	$(153,282)
Operating margin	(19)%	(13)%	(1)%	(33)%

	Year Ended January 31, 2013
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$38,650	$601	$—	$39,251
Costs of professional services	75,972	1,312	—	77,284
Product development	99,137	3,528	—	102,665
Sales and marketing	120,723	2,717	—	123,440
General and administrative	30,460	7,170	11,250	48,880

Total operating expenses	$364,942	$15,328	$11,250	$391,520

Operating loss	$(91,285)	$(15,328)	$(11,250)	$(117,863)
Operating margin	(33)%	(6)%	(4)%	(43)%

	Year Ended January 31, 2012
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$22,112	$230	$22,342
Costs of professional services	42,628	398	43,026
Product development	60,890	1,124	62,014
Sales and marketing	69,517	839	70,356
General and administrative	13,542	1,591	15,133

Total operating expenses	$208,689	$4,182	$212,871

Operating loss	$(74,262)	$(4,182)	$(78,444)
Operating margin	(55)%	(3)%	(58)%

(1)	Core operating expenses is a non-GAAP financial measure that excludes share-based compensation and certain other operating expenses from our total operating expenses calculated in accordance with GAAP. The other operating expenses excluded are employer payroll taxes on employee stock transactions and an equity grant to the Workday Foundation. See “Non-GAAP Financial Measures” below for further information.

Core operating margin

Core operating margins, calculated using GAAP revenues and core operating expenses, improved from (33)% for fiscal 2013 to (19)% for fiscal 2014 and from (55)% for fiscal 2012 to (33)% for fiscal 2013. The improvement in our operating margin was primarily due to higher subscription services revenues in both fiscal 2014 and 2013 compared to prior fiscal years. In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable U.S. generally accepted accounting principles (GAAP) measure, “total operating expenses,” in the table above.

Core operating expenses increased by $191.0 million, or 52% for fiscal 2014, compared to fiscal 2013 and by $156.3 million or 75% for fiscal 2013, compared to fiscal 2012. As quantified below, these increases for both periods were primarily due to higher employee-related costs driven by higher headcount.

Cost of subscription services

Fiscal 2014 compared to fiscal 2013. Core operating expenses in costs of subscription services were $66.8 million for fiscal 2014, compared to $38.7 million for fiscal 2013, an increase of $28.1 million, or 73%. The increase was primarily due to an increase of $10.4 million in depreciation expense related to our data centers, an increase of $8.8 million in employee-related costs driven by higher headcount and an increase of $6.6 million in service contracts expense to expand data center capacity. We expect that in the future, core operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.

Fiscal 2013 compared to fiscal 2012. Core operating expenses in costs of subscription services were $38.7 million for fiscal 2013, compared to $22.1 million for fiscal 2012, an increase of $16.6 million, or 75%. The increase was primarily due to an increase of $5.8 million in employee-related costs driven by higher headcount and an increase of $4.8 million in depreciation expenses for additional data center equipment. In addition, we had an increase of $2.9 million in service delivery costs and an increase of $1.5 million in facilities costs due to our increased data center capacity.

Cost of professional services

Fiscal 2014 compared to fiscal 2013. Core operating expenses in costs of professional services were $102.1 million for fiscal 2014, compared to $76.0 million for fiscal 2013, a $26.1 million increase, or 34%. This increase was primarily due to increases of $21.3 million to staff our deployment and integration engagements and $1.6 million in facility and IT-related expense. Due to the large increase in demand for our professional services versus the prior year, we have increased both our internal professional service staff as well as third-party supplemental staff. Over time, we expect costs of professional services as a percentage of total revenues to decline as we increasingly rely on third parties to deploy our applications and as the number of our customers continues to grow. For fiscal 2015, we anticipate professional services margins to be lower than fiscal 2014 as we invest in deploying new customers in financial management applications, medium-size enterprise, and education and government categories, where the third party partner ecosystem is still maturing.

Fiscal 2013 compared to fiscal 2012. Core operating expenses in costs of professional services were $76.0 million for fiscal 2013, compared to $42.6 million for fiscal 2012, an increase of $33.4 million, or 78%. The increase was primarily due to additional costs of $30.7 million to staff our deployment and integration engagements. Due to the large increase in demand for our professional services versus fiscal 2012, we increased both our internal professional service staff as well as third party supplemental staff.

Product development

Fiscal 2014 compared to fiscal 2013. Core operating expenses in product development were $158.9 million for fiscal 2014, compared to $99.1 million for fiscal 2013, an increase of $59.8 million, or 60%. The increase was primarily due to increases of $44.9 million in employee compensation costs due to higher headcount, $6.4 million in facility and IT-related expenses and $3.8 million in contracted costs for our development cloud data center. We expect that in the future, product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.

Fiscal 2013 compared to fiscal 2012. Core operating expenses in product development were $99.1 million for fiscal 2013, compared to $60.9 million for fiscal 2012, an increase of $38.2 million, or 63%. The increase was primarily due to an increase of $28.0 million in employee-related costs due to higher headcount and a $2.6 million increase in contractor costs as we supplemented our internal development professionals.

Sales and marketing

Fiscal 2014 compared to fiscal 2013. Core operating expenses in sales and marketing were $184.4 million for fiscal 2014, compared to $120.7 million for fiscal 2013, an increase of $63.7 million, or 53%. The increase was primarily due to increases of $47.2 million in employee compensation costs due to higher headcount and higher commissionable sales volume, $5.9 million in advertising, marketing and event costs, $4.2 million in travel expenses and $4.2 million in facility and IT-related expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in the future as we continue to invest in sales and marketing by expanding our domestic and international selling and marketing activities, building brand awareness and attracting new customers.

Fiscal 2013 compared to fiscal 2012. Core operating expenses in sales and marketing were $120.7 million for fiscal 2013, compared to $69.5 million for fiscal 2012, an increase of $51.2 million, or 74%. The increase was primarily due to increases of $35.9 million in employee-related costs driven by higher headcount, $5.0 million in advertising, marketing and event costs, and $3.2 million in travel expenses.

General and administrative

Fiscal 2014 compared to fiscal 2013. Core operating expenses in general and administrative were $43.8 million for fiscal 2014, compared to $30.5 million for fiscal 2013, an increase of $13.3 million, or 44%. The increase was primarily due to $10.6 million in higher compensation costs due to higher headcount and $2.1 million in higher professional services costs including consulting, legal and audit. We expect general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and incur additional employee-related costs, professional fees and insurance costs related to the growth of our business and international expansion.

Fiscal 2013 compared to fiscal 2012. Core operating expenses in general and administrative were $30.5 million for fiscal 2013, compared to $13.5 million for fiscal 2012, an increase of $17.0 million, or 126%. The increase was primarily due to $10.0 million in higher employee-related costs driven by higher headcount. Also contributing to the change was a $4.9 million increase in professional services costs as we transitioned to being a public company.

Share-Based Compensation Expenses

Share-based compensation expenses were $61.9 million, $15.3 million and $4.2 million in fiscal 2014, 2013 and 2012, respectively. The increase in share-based compensation expenses for fiscal 2014 compared to fiscal 2013 was primarily due to grants of restricted stock units to existing and new employees during fiscal 2014. During fiscal 2014, we realized $0.3 million excess tax benefits related to share-based compensation expenses. The increase in share-based compensation expenses for fiscal 2013 compared to fiscal 2012 was primarily due to equity grants in fiscal 2013 when the market value of our common stock was significantly higher than when the fiscal 2012 grants were made.

Many of the fiscal 2014 grants occurred in August 2014 and thus we expect share-based compensation expenses in fiscal 2015 to increase as we will have a full year of expense recognition related to these grants and we expect to make additional share grants in fiscal 2015.

Other Operating Expenses

Other operating expenses, which consist of employer payroll tax on employee stock transactions for fiscal 2014 and a one-time charge related to our contribution of 500,000 shares of common stock to the Workday Foundation in fiscal 2013, were $4.4 million and $11.3 million, respectively. Employer payroll taxes on employee stock transactions substantially increased beginning in April 2013 after the expiration of the lock-up period instituted for our initial public offering. Before fiscal 2014, the employer payroll tax on employee stock transactions was not included in other operating expenses as it was not material.

Other Expense, Net

Other expense, net, was $17.5 million for fiscal 2014 compared to $1.2 million for fiscal 2013, an increase of $16.3 million. The increase was primarily due to the interest expense related to our 0.75% convertible senior notes due July 15, 2018 (2018 Notes) and 1.50% convertible senior notes due July 15, 2020 (2020 Notes, and together with the 2018 Notes, referred to as Notes), including the contractual cash interest expense of $4.0 million and non-cash interest expense related to amortization of the debt discount and amortization of debt issuance costs of $14.4 million.

Liquidity and Capital Resources

As of January 31, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.9 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, money market funds, commercial paper, and U.S. corporate securities.

We have financed our operations primarily through sales of equity securities, customer payments, and issuance of debt. In July 2013, we issued Notes which provided us with net proceeds of $584.3 million. In January 2014, we sold 6.9 million shares of our Class A common stock in a follow-on offering which provided us with net proceeds of $592.2 million. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, and intellectual property rights. We may choose to seek additional equity or debt financing.

Our cash flows for fiscal 2014, 2013 and 2012 were as follows:

	Year Ended January 31,
	2014	2013	2012
		(in thousands)
Net cash provided by (used in):
Operating activities	$46,263	$11,214	$(13,774)
Investing activities	(682,633)	(670,118)	(56,195)
Financing activities	1,133,610	685,537	96,978
Effect of exchange rate changes	(72)	(4)	8

Net increase in cash and cash equivalents	$497,168	$26,629	$27,017

In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus purchases of property and equipment, property and equipment acquired under capital leases and purchase of other intangible assets. See “Non-GAAP Financial Measures” for additional information.

Our free cash flows for fiscal 2014, 2013 and 2012 were as follows:

	Year Ended January 31,
	2014	2013	2012
		(in thousands)
Net cash provided by (used in) operating activities	$46,263	$11,214	$(13,774)
Purchases of property and equipment	(60,725)	(15,898)	(4,999)
Property and equipment acquired under capital leases	(115)	(18,717)	(15,983)
Purchase of other intangible assets	(15,000)	—	—

Free cash flows	$(29,577)	$(23,401)	$(34,756)

Operating Activities

Management uses cash provided by (used in) operating activities as a key financial matric. For fiscal 2014, cash provided by operating activities was $46.3 million as compared to $11.2 million for fiscal 2013 and a use of cash in operating activities of $13.8 million for fiscal 2012. The increase in cash flows compared to prior fiscal years resulted primarily from increased cash collections driven by growth in sales to our customers. This increase in collections in both fiscal 2014 and 2013 was partially offset by increases in our operating expenses, which was primarily driven by increased headcount.

Investing Activities

Cash used in investing activities for fiscal 2014, 2013 and 2012 was $682.6 million, $670.1 million and $56.2 million respectively, and was primarily the result of the timing of purchases and maturities of marketable securities and of capital expenditures of $60.7 million, $15.9 million and $5.0 million, respectively. Following the initial public offering of our Class A common stock in October 2012, the issuance of our Notes in July 2013 and our follow-on offering of Class A common stock in January 2014, we purchased a significant amount of marketable securities. In addition, during fiscal 2014, we paid $10.0 million to purchase a leasehold interest and $5.0 million to acquire patents. We expect capital expenditures will be approximately $100 million for fiscal 2015. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.

Financing Activities

For fiscal 2014, financing activities provided $1.1 billion, primarily as a result of $584.3 million in net proceeds from issuance of the Notes, $592.2 million in net proceeds from our follow-on offering of Class A common stock, $92.7 million in proceeds from the issuance of warrants related to the Notes and $23.7 million in proceeds from issuance of our Class A common stock from the exercise of stock options and the purchase of shares under the Employee Stock Purchase Plan (ESPP). These proceeds were partially offset by $143.7 million to purchase convertible senior notes hedges and $12.1 million in principal payments on our capital lease obligations. We purchased the convertible senior notes hedges to offset potential economic dilution to our Class A Common Stock upon any conversion of the Notes.

For fiscal 2013, financing activities provided $685.5 million, primarily as a result of $684.6 million of net proceeds from our initial public offering of Class A common stock in October 2012 and $10.4 million in proceeds from the exercise of stock options, partially offset by $9.5 million in principal payments on our capital lease obligations.

For fiscal 2012, financing activities provided $97.0 million primarily as a result of $95.0 million of net proceeds from issuance of Series F redeemable convertible preferred stock and $6.3 million in proceeds from the exercise of stock options, partially offset by $4.3 million in principal payments on our capital lease obligations.

Free Cash Flows

In addition to cash provided by (used in) operating activities, management uses free cash flows as a key financial matric. Free cash flows decreased by $6.2 million to $(29.6) million for fiscal 2014, compared to $(23.4) million for fiscal 2013, and improved by $11.4 million to $(23.4) million for fiscal 2013, compared to $(34.8) million for fiscal 2012. The reduction in free cash flows in fiscal 2014 as compared to fiscal 2013 was primarily due to a significant increase in cash paid for property and equipment and payments made for a leasehold interest and patents, partially offset by increased sales and the related cash collections. The increase in free cash flows in 2013 was primarily due to increased sales and the related cash collections.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of core operating expenses, core operating margin and free cash flows each meet the definition of a non-GAAP financial measure.

Core Operating Expenses

We define core operating expenses as our total operating expenses excluding the following components, which we believe are not reflective of our ongoing operational expenses. In each case, for the reasons set forth below, management believes that excluding the component provides useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as management, in comparing financial results across accounting periods and to those of peer companies and to better understand the long-term performance of our core business.

•	Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, management believes it is useful to exclude share-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. For restricted share awards, the amount of share-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Moreover, determining the fair value of certain of the share-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related share-based awards. Unlike cash compensation, the value of stock options and the Employee Stock Purchase Plan, which is an element of our ongoing share-based compensation expenses, is determined using a complex formula that incorporates factors, such as market volatility and forfeiture rates, that are beyond our control.

•	Other Operating Expenses. Other operating expenses included employer payroll taxes on employee stock transactions for fiscal 2014 and a one-time charge related to our contribution of equity to the Workday Foundation for fiscal 2013. The amount of employer payroll taxes on share-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. During fiscal 2013, Workday granted 500,000 shares of common stock to the Workday Foundation. The Workday Foundation is a non-profit organization established to provide grants and humanitarian relief, employer matching contributions and to support volunteerism and social development projects. This grant resulted in a one-time charge of $11.3 million, which was recorded to the General and administrative expenses line of the consolidated statements of operations. Management does not expect to make future grants of shares to the Foundation and therefore considers this charge non-recurring. As such, management believes it is useful to exclude this one-time charge in order to better understand the ongoing expenses of our core business and to facilitate comparison of our results across periods.

Free cash flows

We define free cash flows as net cash provided by (used in) operating activities minus purchases of property and equipment, property and equipment acquired under capital leases and purchase of other intangible assets. Management uses free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. When calculating free cash flows, we subtract the gross value of all equipment, even when acquired under capital leases, so we can evaluate our progress on free cash flows independent of our capital financing decisions.

Management believes information regarding free cash flows provides investors and others with an important perspective on the cash available to make strategic acquisitions and investments, to fund ongoing operations and to fund other capital expenditures.

Limitations on the use of Non-GAAP financial measures

A limitation of our non-GAAP financial measures of core operating expenses and free cash flows is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our non-GAAP measures of core operating expenses and free cash flows should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of share-based compensation, if we did not pay out a portion of compensation in the form of share-based compensation and related employer payroll taxes, the cash salary expense included in costs of revenues and operating expenses would be higher, which would affect our cash position. Further, the non-GAAP measure of core operating expenses has certain limitations because it does not reflect all items of income and expense that affect our operations and are reflected in the GAAP measure of total operating expenses.

We compensate for these limitations by reconciling core operating expenses to the most comparable GAAP financial measure and reviewing these measures in conjunction with GAAP financial information. Management encourages investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.

See “Results of Operations—Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for fiscal 2014, 2013 and 2012.

See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “net cash provided by (used in) operating activities,” for fiscal 2014, 2013 and 2012.

Backlog

We generally sign multiple-year subscription contracts for our applications. The timing of our invoices to the customer is a negotiated term and varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, unearned revenue or elsewhere in our consolidated financial statements. To the extent future invoicing is considered certain, we consider the contract to be non-cancelable backlog. Future invoicing is considered certain when we have a fully executed non-cancelable contract, and invoicing is not dependent on a future event such as customer funding or the delivery of a product. The amount of subscription contract backlog was $636.1 million as of January 31, 2014.

We expect that the amount of backlog relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of large customer subscription agreements, varying invoicing cycles of subscription agreements, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations. Backlog may also vary based on changes in the average non-cancelable term of our subscription agreements. Accordingly, we believe that fluctuations in backlog are not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.

Contractual Obligations

The following table summarizes our consolidated principal contractual cash obligations, as of January 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
0.75% Convertible Senior Notes due 2018(1)	$350,000	$—	$—	$350,000	$—
1.50% Convertible Senior Notes due 2020(1)	250,000	—	—	—	250,000
Aggregate interest obligation(2)	35,904	6,375	12,750	11,321	5,458
Capital lease obligations(3)	13,574	9,901	3,673	—	—
Operating lease obligations:
Facilities space(4)	59,109	12,894	13,578	7,554	25,083
Facilities space with related party	22,414	2,179	4,668	4,890	10,677
Contractual commitments	4,358	4,358	—	—	—

Total	$735,359	$35,707	$34,669	$373,765	$291,218

(1)	Represents aggregate principal amount of the notes, without the effect of associated discounts.

(2)	Represents estimated aggregate interest obligations for our outstanding Notes that are payable in cash.
(3)	Includes principal and imputed interest.
(4)	For the 95-year lease we entered in January 2013, the cash obligations exclude the potential annual rental increases based on the increases to the Consumer Price Index (CPI). (See more information under “commitments” below). We expect to make higher rent payments over the lease term due to increases in the CPI.

Commitments

Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment. For fiscal 2015, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth.

In January 2014, Workday acquired a 95-year lease for a 6.9 acre parcel of land adjacent to our existing Pleasanton, California leased facilities. The lease affords us the opportunity to develop office space for employees in Pleasanton, California. We paid $10.0 million to acquire the lease and $1.5 million in prepaid rent through December 31, 2020. If construction does not commence by June 30, 2015, we will be required to make additional payments to the lessor, ranging from $0.2 million to $1.0 million based on the length of the delay.

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. In addition, future obligations relating to the lease described above for construction costs and required extension payments, if any, are not included in the above table because the costs and payments are dependent on the timing and scope of construction, which is not yet known.

Off-Balance Sheet Arrangements

Through January 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We derive our revenues primarily from subscription services fees and from professional services fees, including training. We sell subscriptions to our cloud applications through contracts that are generally three years in length. Our arrangements do not contain general rights of return. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.

We commence revenue recognition for our cloud applications and professional services when all of the following criteria are met:

•	There is persuasive evidence of an arrangement;

•	The service has been or is being provided to the customer;

•	Collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Subscription Services Revenues

Subscription services revenues are recognized ratably over the contractual term of the arrangement beginning on the date that our service is made available to the customer, assuming all revenue recognition criteria have been met.

Professional Services Revenues

Professional services revenues are generally recognized as the services are rendered for time and material contracts, or on a proportional performance basis for fixed price contracts. The majority of our professional services contracts are on a time and materials basis. Training revenues are recognized as the services are rendered.

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

Subscription contracts have standalone value as we sell the subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new customers without professional services. As of January 31, 2012, we did not have standalone value for the professional services related to the deployment of our financial management application. This was due to the fact that we had historically performed the majority of these services to support our customers’ deployments of this application. In fiscal 2013, we determined that we had established standalone value for the deployment services related to our financial management application. This was primarily due to the growing number of partners that were trained and certified to perform these deployment services, the successful completion of a significant deployment engagement by a firm in our professional services ecosystem and the sale of several financial management cloud application subscription arrangements to customers without our deployment services. Because we established standalone value for our deployment services related to our financial management application in fiscal 2013, such service arrangements entered into after February 1, 2012 are being accounted for separately from subscription services.

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

Deferred Commissions

Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable cloud application services contract. The commission payments are paid in full after the customer has paid for its first year of service. During fiscal 2014, we deferred $19.4 million of commission expenditures and we amortized $10.0 million to sales and marketing expenses in the accompanying consolidated statements of operations. During fiscal 2013, we deferred $12.8 million of commission expenditures and we amortized $6.5 million to sales and marketing expense. Deferred commissions on our consolidated balance sheets totaled $29.3 million and $19.9 million at January 31, 2014 and 2013, respectively.

Convertible Senior Notes

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the terms of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount incurred to the liability and equity components. Issuance costs attributable to the liability components are being amortized to expense over the respective terms of the Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. The guidance is effective for fiscal periods beginning after December 15, 2012. We adopted this new guidance on February 1, 2013 and it did not have an impact on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date and the fact that the majority of our international contracts are currently in U.S. dollars, our foreign currency exposure has been fairly limited. We expect our international operations to continue to grow in the near term and we expect to begin a hedging program in fiscal 2015. For fiscal 2015 and beyond, we expect the percentage of contracts denominated in currencies other than the U.S. dollars to increase.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.9 billion as of January 31, 2014. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, commercial paper, money market funds, and corporate securities. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in an $8.5 million market value reduction in our investment portfolio as of January 31, 2014. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $1.4 million as of January 31, 2014. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2013, we had cash, cash equivalents and marketable securities totaling $790.3 million. The fixed-income portfolio was also subject to interest rate risk; however, the risk was not material.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORKDAY, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Workday, Inc.

We have audited the accompanying consolidated balance sheets of Workday, Inc. as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, cash flows and redeemable convertible preferred stock and stockholders’ equity (deficit) for each of the three years in the period ended January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Workday, Inc. at January 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Workday, Inc.’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 31, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 31, 2014

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Workday, Inc.

We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Workday, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Workday, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2014 consolidated financial statements of Workday, Inc. and our report dated March 31, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 31, 2014

WORKDAY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$581,326	$84,158
Marketable securities	1,305,253	706,181
Accounts receivable, net of allowance for doubtful accounts of $783 and $613	92,184	67,437
Deferred costs	16,446	9,816
Prepaid expenses and other current assets	28,449	16,710

Total current assets	2,023,658	884,302
Property and equipment, net	77,664	44,585
Deferred costs, noncurrent	20,797	18,575
Goodwill and acquisition related intangible assets, net	8,488	8,488
Other assets	45,658	3,130

Total assets	$2,176,265	$959,080

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,212	$2,665
Accrued expenses and other current liabilities	17,999	13,558
Accrued compensation	55,620	27,203
Capital leases	9,377	12,008
Unearned revenue	332,682	199,340

Total current liabilities	421,890	254,774
Convertible senior notes, net	468,412	—
Capital leases, noncurrent	3,589	12,972
Unearned revenue, noncurrent	80,883	85,920
Other liabilities	14,274	13,131

Total liabilities	989,048	366,797
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10 million shares authorized as of January 31, 2014 and January 31, 2013; no shares issued and outstanding as of January 31, 2014	—	—
Class A common stock, $0.001 par value; 750 million shares authorized as of January 31, 2014 and January 31, 2013; 91 million and 26 million shares issued and outstanding as of January 31, 2014 and January 31, 2013	90	26
Class B common stock, $0.001 par value; 240 million shares authorized as of January 31, 2014 and January 31, 2013; 92 million and 140 million shares issued and outstanding as of January 31, 2014 and January 31, 2013 (including 2 million and 3 million shares subject to repurchase, legally issued and outstanding as of January 31, 2014 and January 31, 2013)	91	136
Additional paid-in capital	1,761,156	993,933
Accumulated other comprehensive income	269	68
Accumulated deficit	(574,389)	(401,880)

Total stockholders’ equity	1,187,217	592,283

Total liabilities and stockholders’ equity	$2,176,265	$959,080

See Notes to Consolidated Financial Statements

WORKDAY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended January 31,
	2014	2013	2012
Revenues:
Subscription services	$354,169	$190,320	$88,634
Professional services	114,769	83,337	45,793

Total revenues	468,938	273,657	134,427
Costs and expenses(1):
Costs of subscription services	69,195	39,251	22,342
Costs of professional services	107,615	77,284	43,026
Product development	182,116	102,665	62,014
Sales and marketing	197,373	123,440	70,356
General and administrative	65,921	48,880	15,133

Total costs and expenses	622,220	391,520	212,871

Operating loss	(153,282)	(117,863)	(78,444)
Other expense, net	(17,549)	(1,203)	(1,018)

Loss before provision for income taxes	(170,831)	(119,066)	(79,462)
Provision for income taxes	1,678	124	167

Net loss	(172,509)	(119,190)	(79,629)
Accretion of redeemable convertible preferred stock	—	(568)	(342)

Net loss attributable to Class A and Class B common stockholders	$(172,509)	$(119,758)	$(79,971)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.01)	$(1.62)	$(2.71)

Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	171,297	74,011	29,478

(1)	Costs and expenses include share-based compensation expenses as follows:

	Year Ended January 31,
	2014	2013	2012
Costs of subscription services	$2,408	$601	$230
Costs of professional services	4,818	1,312	398
Product development	21,644	3,528	1,124
Sales and marketing	12,131	2,717	839
General and administrative	20,850	7,170	1,591

See Notes to Consolidated Financial Statements

WORKDAY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended January 31,
	2014	2013	2012
Net loss	$(172,509)	$(119,190)	$(79,629)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustment	(72)	(4)	9
Net change in unrealized gains (losses) on available-for-sale investments	273	69	(11)

Other comprehensive income (loss), net of tax:	201	65	(2)

Comprehensive loss	$(172,308)	$(119,125)	$(79,631)

See Notes to Consolidated Financial Statements

WORKDAY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(172,509)	$(119,190)	$(79,629)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,695	17,722	9,319
Share-based compensation expenses	61,851	15,328	4,182
Amortization of deferred costs	12,219	11,368	7,099
Amortization of debt discount and issuance costs	14,395	—	—
Donation of common stock to Workday Foundation	—	11,250	—
Other	678	56	60
Changes in operating assets and liabilities:
Accounts receivable	(25,037)	(12,970)	(39,025)
Deferred costs	(21,071)	(17,153)	(12,036)
Prepaid expenses and other assets	(25,876)	(9,877)	(4,909)
Accounts payable	3,547	(65)	2,195
Accrued expense and other liabilities	35,066	17,582	9,260
Unearned revenue	128,305	97,163	89,710

Net cash provided by (used in) operating activities	46,263	11,214	(13,774)
Cash flows from investing activities:
Purchases of marketable securities	(1,587,240)	(765,797)	(63,282)
Maturities of marketable securities	983,242	111,577	13,086
Purchases of property and equipment	(60,725)	(15,898)	(4,999)
Purchase of cost method investment	(2,000)	—	(1,000)
Purchase of other intangible assets	(15,000)	—	—
Other	(910)	—	—

Net cash used in investing activities	(682,633)	(670,118)	(56,195)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	684,620	—
Proceeds from follow-on offering, net of issuance costs	592,241	—	—
Proceeds from borrowings on convertible senior notes, net of issuance costs	584,291	—	—
Proceeds from issuance of warrants	92,708	—	—
Purchase of convertible senior notes hedges	(143,729)	—	—
Proceeds from issuance of common stock from employee equity plans	23,692	10,370	6,265
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	95,009
Principal payments on capital lease obligations	(12,129)	(9,453)	(4,296)
Other	(3,464)	—	—

Net cash provided by financing activities	1,133,610	685,537	96,978
Effect of exchange rate changes	(72)	(4)	8

Net increase in cash and cash equivalents	497,168	26,629	27,017
Cash and cash equivalents at the beginning of period	84,158	57,529	30,512

Cash and cash equivalents at the end of period	$581,326	$84,158	$57,529

Supplemental cash flow data:
Cash paid for interest	$4,886	$1,315	$898

Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$115	$18,717	$15,983

Accretion of redeemable convertible preferred stock	$—	$568	$342

Vesting of early exercised stock options	$3,043	$2,447	$395

Purchases of property and equipment, accrued but not paid	$1,613	$—	$—

See Notes to Consolidated Financial Statements

WORKDAY, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock Shares	Amounts	Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances as of January 31, 2011	22,954,545	$75,555	67,586,395	$68	28,065,481	$27	$99,344	$5	$(202,151)	$(102,707)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	7,435,149	95,009	—	—	—	—	—	—	—	—
Issuance of common stock under employee equity plans	—	—	—	—	7,758,894	6	2,536	—	—	2,542
Vesting of early exercised stock options	—	—	—	—	—	—	395	—	—	395
Grant of restricted stock award	—	—	—	—	100,000	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	4,182	—	—	4,182
Accretion of redeemable convertible preferred stock issuance costs	—	342	—	—	—	—	—	—	(342)	(342)
Other comprehensive loss	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(79,629)	(79,629)

Balances as of January 31, 2012	30,389,694	$170,906	67,586,395	$68	35,924,375	$33	$106,457	$3	$(282,122)	$(175,561)
Issuance of common stock under employee equity plans	—	—	—	—	4,621,908	3	2,416	—	—	2,419
Vesting of early exercised stock options	—	—	—	—	—	2	2,445	—	—	2,447
Grant of restricted stock awards	—	—	—	—	1,240,000	—		—	—	—
Share-based compensation	—	—	—	—	—	—	15,328	—	—	15,328
Conversion of preferred stock to common stock	(30,389,694)	(171,474)	(67,586,395)	(68)	97,976,089	98	171,443	—	—	171,473
Initial public offering, net of issuance costs	—	—	—	—	26,162,500	26	684,594	—	—	684,620
Donation of shares to Workday Foundation	—	—	—	—	500,000	—	11,250	—	—	11,250
Accretion of redeemable convertible preferred stock issuance costs	—	568	—	—	—	—	—	—	(568)	(568)
Other comprehensive income	—	—	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	—	—	(119,190)	(119,190)

Balances as of January 31, 2013	—	—	—	—	166,424,872	$162	$993,933	$68	$(401,880)	$592,283
Issuance of common stock under employee equity plans	—	—	—	—	8,689,384	10	23,682	—	—	23,692
Follow-on offering, net of issuance costs	—	—	—	—	6,900,000	7	592,234	—	—	592,241
Vesting of early exercised stock options	—	—	—	—	—	1	3,042	—	—	3,043
Vested restricted stock units net	—	—	—	—	41,775	—	—	—	—	—
Shares withheld for tax withholding on vesting of restricted stock	—	—	—	—	—	—	(3,806)	—	—	(3,806)
Share-based compensation	—	—	—	—	—	—	61,851	—	—	61,851
Exercise of warrants	—	—	—	—	1,350,000	1	—	—	—	1
Excess tax benefits from share-based compensation	—	—	—	—	—	—	342	—	—	342
Purchase of convertible senior notes hedges	—	—	—	—	—	—	(143,729)	—	—	(143,729)
Issuance of warrants	—	—	—	—	—	—	92,708	—	—	92,708
Equity component of convertible senior notes	—	—	—	—	—	—	140,899	—	—	140,899
Other comprehensive income	—	—	—	—	—	—	—	201	—	201
Net loss	—	—	—	—	—	—	—	—	(172,509)	(172,509)

Balances as of January 31, 2014	—	—	—	—	183,406,031	$181	$1,761,156	$269	$(574,389)	$1,187,217

See Notes to Consolidated Financial Statements

Note 1.	Overview and Basis of Presentation

Company and Background

Workday provides enterprise cloud applications for human capital management (HCM), payroll, financial management and analytics. We offer innovative and adaptable technology focused on the consumer Internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources. We were originally incorporated in March 2005 in Nevada and in June 2012, we reincorporated in Delaware.

Fiscal Year

Our fiscal year ends on January 31. References to fiscal 2014, for example, refer to the year ended January 31, 2014.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries.

For the consolidated statements of operations for the years ended January 31, 2013 and 2012, to conform to the current year’s presentation, we separated Revenues into Subscription services revenues and Professional services revenues and Costs of revenues to Costs of subscription services and Costs of professional services. This change had no impact on Total revenues or Total costs and expenses. In addition, for the consolidated statements of operations we renamed Research and development to Product development. Product development includes all costs related to research and development activities.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services, the recoverability of deferred commissions and certain assumptions used in the valuation of equity awards. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.

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

Revenue Recognition

We derive our revenues primarily from subscription services fees and from professional services fees, including training. We sell subscriptions to our cloud applications through contracts that are generally three years in length. Our arrangements do not contain general rights of return. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.

We commence revenue recognition for our cloud applications and professional services when all of the following criteria are met:

•	There is persuasive evidence of an arrangement;

•	The service has been or is being provided to the customer;

•	Collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.

Subscription Services Revenues

Subscription services revenues are recognized ratably over the contractual term of the arrangement beginning on the date that our service is made available to the customer, assuming all revenue recognition criteria have been met.

Professional Services Revenues

Professional services revenues are generally recognized as the services are rendered for time and materials contracts, or on a proportional performance basis for fixed price contracts. The majority of our professional services contracts are on a time and materials basis. Training revenues are recognized as the services are rendered.

Multiple Deliverable Arrangements

For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined with the final deliverable within the arrangement and treated as a single unit of accounting. Revenue for arrangements treated as a single unit of accounting is generally recognized over the subscription services period, which is considered the final deliverable.

Subscription services contracts have standalone value as we sell the subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new customers without professional services. As of January 31, 2012, we did not have standalone value for the professional services related to the deployment of our financial management application. This was due to the fact that we had historically performed the majority of these services to support our customers’ deployments of this application. In fiscal 2013, we determined that we had established standalone value for the deployment services related to our financial management application. This was primarily due to the growing number of partners that were trained and certified to perform these deployment services, the successful completion of a significant deployment engagement by a firm in our professional services ecosystem and the sale of several financial management cloud application subscription arrangements to customers without our deployment services. Because we established standalone value for our deployment services related to our financial management application in fiscal 2013, such service arrangements entered into after February 1, 2012 are being accounted for separately from subscription services.

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

Costs of Subscription Services

Costs of subscription services primarily consist of costs related to providing our cloud applications, compensation and other employee-related expenses for data center staff, payments to outside service providers, data center and networking expenses and depreciation expenses.

Costs of Professional Services

Costs of professional services primarily consist of costs related to providing deployment services, optimization services and training and include compensation and other employee-related expenses for professional services staff, costs of subcontractors and travel.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. Our cash equivalents generally consist of investments in U.S. treasury securities, U.S. agency obligations, money market funds and commercial paper. Cash and cash equivalents are stated at fair value.

Marketable Securities

Our marketable securities consist of U.S. agency obligations, U.S. treasury securities, commercial paper, money market funds, U.S. corporate securities, and certificates of deposit. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations.

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

Deferred Commissions

Deferred commissions earned by our sales force that can be associated specifically with a non-cancelable cloud application services contract. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable cloud application services contract. The commission payments are paid in full after the customer has paid for its first year of service.

Amortization of deferred commissions is included in sales and marketing in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lease term.

Goodwill and Acquisition-Related Intangible Assets

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

Unearned Revenue

Unearned revenue primarily consists of customer billings in advance of revenues being recognized from our cloud applications contracts. We generally invoice our customers for our cloud applications contracts in annual or multi-year installments. Our typical payment terms provide that customers pay a portion of the total arrangement fee within 30 days of the contract date. Unearned revenue also includes certain deferred professional services fees that are accounted for as a single unit of accounting with cloud applications fees and are recognized as revenues over the same period as the related cloud applications contract. Unearned revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current unearned revenue and the remaining portion is recorded as noncurrent.

Convertible Senior Notes

In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 (2018 Notes) with a principal amount of $350.0 million. Concurrently, we issued 1.50% convertible senior notes due July 15, 2020 (2020 Notes) with a principal amount of $250.0 million (together with the 2018 Notes, referred to as Notes). In accounting for the Notes, we separated them into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole.

This difference represents a debt discount that is amortized to interest expense over the terms of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount incurred to the liability and equity components. Issuance costs attributable to the liability components are being amortized to expense over the respective terms of the Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.

Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $8.7 million, $6.5 million and $3.9 million for fiscal 2014, 2013 and 2012, respectively.

Share-Based Compensation

All share-based compensation to employees is measured based on the grant-date fair value of the awards and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. For restricted stock awards and units, fair value is based on the closing price of our common stock on the grant date. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method.

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

Concentrations of Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Our deposits exceed federally insured limits.

No single customer represented over 10% of accounts receivable in the consolidated financial statements as of January 31, 2014 or 2013. No single customer represented over 10% of total revenues for any of the periods in the consolidated financial statements.

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

In addition, we rely on Amazon Web Services (AWS), which provides a distributed computing infrastructure platform for business operations, to operate certain aspects of our services, including our big data analytics application, and certain environments for development testing, training and sales demonstrations. Any disruption of or interference with our use of AWS would impact our operations.

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. The guidance is effective for fiscal periods beginning after December 15, 2012. We adopted this new guidance on February 1, 2013 and it did not have an impact on our consolidated financial statements.

Note 3.	Marketable Securities

At January 31, 2014, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,125,170	$334	$(50)	$1,125,454
U.S. treasury securities	536,747	88	(47)	536,788
Commercial paper	62,997	—	—	62,997
U.S. corporate securities	11,771	6	—	11,777
Money market funds	90,159	—	—	90,159

	$1,826,844	$428	$(97)	$1,827,175

Included in cash and cash equivalents	521,956	3	(37)	521,922

Included in marketable securities	$1,304,888	$425	$(60)	$1,305,253

At January 31, 2013, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$614,171	$64	$(11)	$614,224
U.S. treasury securities	65,174	5	—	65,179
Commercial paper	64,538	1	—	64,539
Certificates of deposit	250	—	—	250
U.S. corporate securities	8,128	—	(1)	8,127
Money market funds	17,395	—	—	17,395

	$769,656	$70	$(12)	$769,714

Included in cash and cash equivalents	$63,533	$—	$—	$63,533

Included in marketable securities	$706,123	$70	$(12)	$706,181

We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of January 31, 2014. All marketable securities held as of January 31, 2014 have not been in a continuous unrealized loss position for more than 12 months. There were no sales of available-for-sale securities during any of the periods presented. As of January 31, 2014, cash equivalents and marketable securities totaling $1.6 billion had maturity dates within one year. Marketable securities on the consolidated balance sheets consist of securities with original or remaining maturities at the time of purchase of greater than three months and the remainder of the securities is reflected in cash and cash equivalents.

Note 4.	Deferred Costs

Deferred costs consisted of the following (in thousands):

	January 31,
	2014	2013
Current:
Deferred professional service costs	$3,555	$1,654
Deferred sales commissions	12,891	8,162

Total	$16,446	$9,816

Noncurrent:
Deferred professional service costs	$4,357	$6,843
Deferred sales commissions	16,440	11,732

Total	$20,797	$18,575

Note 5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 31,
	2014	2013
Computers, equipment and software	$75,867	$28,770
Computers, equipment and software acquired under capital leases	38,912	39,300
Furniture and fixtures	7,782	4,689
Leasehold improvements	15,885	6,581

	138,446	79,340
Less accumulated depreciation and amortization	(60,782)	(34,755)

Property and equipment, net	$77,664	$44,585

Depreciation expense was $29.3 million, $15.9 million and $8.9 million for fiscal 2014, 2013 and 2012, respectively. These amounts include depreciation of assets recorded under capital leases of $12.3 million, $10.2 million and $4.3 million for fiscal 2014, 2013 and 2012, respectively.

Note 6.	Goodwill and Acquisition Related Intangible Assets, Net

In February 2008, we acquired Cape Clear, an enterprise software company. Our goodwill and a portion of our intangible assets are attributed to this acquisition. The intangible assets related to the acquisition were fully amortized as of January 31, 2013.

Goodwill and acquisition related intangible assets consisted of the following (in thousands):

January 31, 2014 and 2013
Acquired purchased technology	$600
Customer relationship assets	338

938
Less accumulated amortization	(938)

Acquisition related intangible assets, net	—
Goodwill	8,488

Goodwill and acquisition related intangible assets, net	$8,488

Note 7.	Other Assets

Other assets consisted of the following (in thousands):

	January 31,
	2014	2013
Issuance cost of convertible senior notes	$10,625	$—
Acquired land leasehold interest, net	9,991	—
Technology patents, net	4,865	—
Others	20,177	3,130

Total	$45,658	$3,130

In January 2014, Workday acquired a 95-year lease for a 6.9 acre parcel of land adjacent to our existing Pleasanton, California leased facilities. The lease affords us the opportunity to develop office space for employees in Pleasanton, California. We paid $10.0 million to acquire the lease and $1.5 million in prepaid rent through December 31, 2020. If construction does not commence by June 30, 2015, we will be required to make additional payments to the lessor, ranging from $0.2 million to $1.0 million based on the length of the delay. The $10.0 million purchase price of this lease was recorded in other assets on the consolidated balance sheet. In addition, in fiscal 2014, we signed an agreement to acquire a portfolio of patents for $5.0 million with weighted-average useful remaining lives of 6 years.

As of January 31, 2014, our future estimated amortization expense related to the acquired leasehold interest and patents are as follows (in thousands):

2015	$1,028
2016	1,027
2017	1,027
2018	889
2019	520
Thereafter	10,365

Total	$14,856

Note 8.	Fair Value Measurements

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

Financial assets

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

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of January 31, 2014
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,125,454	$1,125,454
U.S. treasury securities	536,788	—	536,788
Commercial paper	—	62,997	62,997
U.S. corporate securities	—	11,777	11,777
Money market funds	90,159	—	90,159

	$626,947	$1,200,228	$1,827,175

Included in cash and cash equivalents			$521,922

Included in marketable securities			$1,305,253

	Fair Value Measurements as of January 31, 2013
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$614,224	$614,224
U.S. treasury securities	65,179	—	65,179
Commercial paper	—	64,539	64,539
Certificates of deposit	—	250	250
U.S. corporate securities	—	8,127	8,127
Money market funds	17,395	—	17,395

	$82,574	$687,140	$769,714

Included in cash and cash equivalents			$63,533

Included in marketable securities			$706,181

Financial liabilities

The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	January 31, 2014
	Carrying Amount	Estimated Fair Value
0.75% Convertible senior notes	$281,359	$434,875
1.50% Convertible senior notes	187,053	319,219

The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on January 31, 2014.

Based on the closing price of our common stock of $89.54 on January 31, 2014, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were more than their respective principal amounts.

Note 9.	Convertible Senior Notes

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

We allocated the total issuance costs incurred to the 2018 Notes and 2020 Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the 2018 Notes and 2020 Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7.2 million and equity issuance costs of $2.0 million. Amortization expense for the liability issuance costs was $0.9 million for fiscal 2014. For the 2020 Notes, we recorded liability issuance costs of $4.7 million and equity issuance costs of $1.8 million. Amortization expense for the liability issuance costs was $0.4 million for fiscal 2014.

The Notes consisted of the following (in thousands):

	January 31, 2014
	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000
Unamortized debt discount(1)	(68,641)	(62,947)

Net carrying amount	$281,359	$187,053

Carrying amount of the equity component(2)	$74,892	$66,007

(1)	Included in the consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the Notes on the straight-line basis as it approximates the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $2.0 million and $1.8 million for the 2018 Notes and 2020 Notes, respectively, in equity issuance costs.

As of January 31, 2014, the remaining life of the 2018 Notes and 2020 Notes is approximately 53 months and 77 months, respectively.

The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2018 Notes and 2020 Notes for fiscal 2014 (in thousands):

	2018 Notes	2020 Notes
Contractual interest expense	$1,633	$2,333
Interest cost related to amortization of debt issuance costs	876	420
Interest cost related to amortization of the debt discount	8,265	4,834

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

We paid an aggregate amount of $143.7 million for the Purchased Options, which is included in additional paid-in capital in the consolidated balance sheets.

Warrants

In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants (the Warrants) to acquire, subject to anti-dilution adjustments, up to approximately 4.2 million shares in July 2018 and 3.1 million shares in July 2020 our Class A Common Stock at an exercise price of $107.96 per share. If the warrants are not exercised on their exercise dates, they will expire. If the market value per share of our Class A Common Stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share assuming that we are profitable. The Warrants are separate transactions, and are not part of the terms of the Notes or the Purchased Options.

We received aggregate proceeds of $92.7 million from the sale of the Warrants, which is recorded in additional paid-in capital in the consolidated balance sheets.

Note 10.	Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases in the U.S. and overseas with various expiration dates. Certain of our office leases are with an affiliate of our co-CEO, David Duffield, who is also a director and significant stockholder of Workday. In addition, we lease certain equipment and related software from an affiliate of Mr. Duffield (see Note 16) and from various third parties. The equipment lease terms contain a bargain purchase option, therefore, the leases are classified as capital leases.

On January 30, 2014, we entered into a 95-year lease to lease a 6.9-acre parcel of vacant land, under which we paid a one-time $0.5 million transfer fee for obtaining the lease, and a prepayment of $1.5 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. If construction does not commence by June 30, 2015, we will be required to make additional payments to the lessor, ranging from $0.2 million to $1.0 million based on the length of the delay. As of January 31, 2014, the future minimum lease payments by year under non-cancelable leases are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Leases with Related Party
2015	$9,901	$12,894	$2,179
2016	3,673	8,546	2,306
2017	—	5,032	2,362
2018	—	4,116	2,417
2019	—	3,438	2,473
Thereafter	—	25,083	10,677

	13,574	59,109	22,414
Less amount representing interest and taxes	(608)	—	—

	12,966	$59,109	$22,414

Less current portion	9,377
Noncurrent	$3,589

The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the period in which we benefit from the lease and have accrued for rent expense incurred but not paid. Rent expense was $11.0 million, $5.5 million and $3.4 million for fiscal 2014, 2013 and 2012, respectively.

Legal Matters

We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, as of January 31, 2014, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 11.	Common Stock and Stockholders’ Equity (Deficit)

Common Stock

In connection with our initial public offering in October 2012 (IPO), we amended our certificate of incorporation to provide for Class A common stock, Class B common stock and preferred stock. Upon the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock and convertible preferred stock automatically converted into an aggregate of 98.0 million shares of Class B common stock and an aggregate of 42.1 million shares of our then-outstanding common stock converted into an equal number of Class B common stock.

In January 2014, we completed our follow-on offering, in which we issued 6.9 million shares of our Class A common stock at a public offering price of $89.00 per share. We received net proceeds of $592.2 million after deducting underwriting discounts and commissions of $21.2 million and other offering expenses of $0.7 million.

As of January 31, 2014, there were 91.1 million shares of Class A common stock and 92.3 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.

Donation to the Workday Foundation

In August 2012, with approval of the board of directors, we donated 500,000 shares of Class B common stock to the Workday Foundation. We incurred a share-based charge of $11.3 million for the value of the donated shares, which was recorded in general and administrative expense in fiscal 2013.

Common Stock Subject to Repurchase

The equity plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of January 31, 2014 and 2013, we had $6.4 million and $9.4 million respectively, recorded in liabilities related to early exercises of stock options.

Employee Equity Plans

Our board of directors adopted the 2012 Equity Incentive Plan in August 2012 which became effective on October 10, 2012 and serves as the successor to our 2005 Stock Plan (together with the 2012 Equity Incentive

Plan (EIP)). Pursuant to the terms of the EIP, the share reserve increased by 8.3 million shares on March 31, 2013. As of January 31, 2014, we had approximately 43.7 million shares of Class A common stock available for future grants under the EIP.

Employee Stock Purchase Plan

Our board of directors adopted the 2012 Employee Stock Purchase Plan (ESPP) in August 2012, which became effective on October 10, 2012. The ESPP was approved with a reserve of 2.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are generally granted twice yearly on June 1 and December 1 and exercisable on the succeeding November 30 and May 31, respectively, of each year. We commenced our first purchase period under the ESPP on June 1, 2013. As of January 31, 2014, 1.8 million shares of Class A common stock were available for issuance under the ESPP. For fiscal 2014, 189,885 shares of Class A common shares were purchased under the ESPP at a weighted-average price of $52.88 per share, resulting in cash proceeds of $10.0 million.

Stock Options

The EIP provides for the issuance of incentive and nonstatutory options to employees and non-employees. We have also issued nonstatutory options outside of the EIP. Options issued under the EIP generally are exercisable for periods not to exceed 10 years and generally vest over four or five years.

A summary of information related to stock option activity during fiscal 2014 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2013	29,856,042	$3.19	$1,499
Stock option grants	74,050	60.78
Stock options exercised	(8,689,384)	1.57
Stock options canceled	(534,501)	9.24

Balance as of January 31, 2014	20,706,207	$3.93	$1,773

Vested and expected to vest as of January 31, 2014	20,007,366	$3.81	$1,715

Exercisable as of January 31, 2014	13,978,141	$2.56	$1,216

The total grant-date fair value of stock options vested during fiscal 2014, 2013 and 2012 was $27.2 million, $6.6 million and $2.5 million, respectively. The total intrinsic value of the options exercised during fiscal 2014, 2013 and 2012 was $566.2 million, $69.8 million and $19.6 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of vested and expected to vest options as of January 31, 2014 is approximately 6.8 years.

As of January 31, 2014, there was a total of $58.7 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

The options that are exercisable as of January 31, 2014 have a weighted-average remaining contractual life of approximately 6.5 years. The weighted-average remaining contractual life of outstanding options at January 31, 2014 is approximately 6.8 years.

Restricted Stock Awards

The EIP provides for the issuance of restricted stock awards to employees. Restricted stock awards generally vest over five years. Under the EIP, 1.0 million restricted awards of Class B common stock are outstanding with weighted average grant date fair value of $12.85, all of which are subject to forfeiture as of January 31, 2014. During fiscal 2014, 0.3 million shares of restricted stock awards vested with weighted average grant date fair value of $12.34.

As of January 31, 2014, there was a total of $12.9 million in unrecognized compensation cost related to restricted stock awards, which are expected to be recognized over a weighted-average period of approximately 3.8 years.

Restricted Stock Units

The EIP provides for the issuance of restricted stock units to employees. Restricted stock units issued under the 2005 Stock Plan generally vest over five years and restricted stock units issued under the EIP generally vest over four years. During fiscal 2014, we issued 3.9 million restricted stock units of Class A common stock under the EIP with a weighted average grant date fair value of $71.35.

A summary of information related to restricted stock units activity during fiscal 2014 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2013	163,400	$48.82
Restricted stock units granted	3,919,524	71.35
Restricted stock units vested	(49,275)	52.92
Restricted stock units forfeited	(66,921)	67.34

Balance as of January 31, 2014	3,966,728	$70.72

As of January 31, 2014, there was a total of $251.0 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

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

Fair Value of Common Stock

Prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. The factors included, but were not limited to: (i) contemporaneous third-party valuations of our common stock; (ii) the prices, rights, preferences and privileges of our preferred stock relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) our actual operating and financial results; (v) current business conditions and projections; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of our company, given prevailing market conditions.

Since our IPO, we have used the market closing price for our Class A common stock as reported on the New York Stock Exchange.

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

Volatility

We determine the price volatility factor based on the historical volatility data of our peer group, as we currently do not have a sufficient trading history for our common stock.

Dividend Yield

We have not paid and do not expect to pay dividends.

Assumptions

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

The assumptions used for the periods presented were as follows:

	Year Ended January 31,
Stock Options	2014	2013	2012
Expected volatility	54.8% – 55.8%	54.3% – 61.1%	58.1% – 59.1%
Expected term (in years)	6.11	5 – 6.4	5 – 6.4
Risk-free interest rate	0.9% – 1.8%	0.8% – 1.0%	0.9% – 2.7%
Dividend yield	0%	0%	0%

	Year Ended January 31,
ESPP	2014	2013	2012
Expected volatility	27.7% – 30.4%	n/a	n/a
Expected term (in years)	0.5	n/a	n/a
Risk-free interest rate	0.1%	n/a	n/a
Dividend yield	0%	n/a	n/a
Weighted-average grant date fair value per share	$52.88 – 68.43	n/a	n/a

Note 12.	Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Year Ended January 31,
	2014	2013	2012
Interest income	$1,992	$560	$68
Interest expense(1)	(19,618)	(1,363)	(976)
Other income (expense)	77	(400)	(110)

Other expense, net	$(17,549)	$(1,203)	$(1,018)

(1)	During fiscal 2014, interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes, non-cash interest related to amortization of the debt discount and amortization of debt issuance costs (see Note 9).

Note 13.	Income Taxes

The components of income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2014	2013	2012
Domestic	$(49,652)	$(119,793)	$(78,721)
Foreign	(121,179)	727	(741)

Total	$(170,831)	$(119,066)	$(79,462)

We did not record an income tax provision for deferred taxes for any of the periods presented because we provided a full valuation allowance against our deferred tax assets. The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2014	2013	2012
Federal	$60	$(160)	$60
State	178	42	38
Foreign	1,440	242	69

Total	$1,678	$124	$167

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following:

	Year Ended January 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign income at other than U.S. rates	(25.4)	0.3	(0.3)
Intercompany transactions	(36.8)	—	—
Research tax credits	12.7	—	—
State taxes, net of federal benefit	1.9	5.0	5.2
Changes in valuation allowance	16.1	(37.8)	(38.7)
Stock Compensation	(3.9)	(2.4)	(1.1)
Other	(0.6)	(0.2)	(0.3)

	(1.0)%	(0.1)%	(0.2)%

As a result of our history of net operating losses, the current federal and current state provision (benefit) for income taxes relates to accruals and adjustments to the interest and penalties for uncertain tax positions and state minimum and capital based income taxes. Current foreign income taxes are associated with our non-U.S. operations.

We had unrecorded excess stock option tax benefits of $157.0 million as of January 31, 2014. These amounts will be credited to additional paid-in capital when such amounts reduce cash taxes payable.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31, 2014	January 31, 2013
Deferred tax assets:
Unearned revenue	$26,079	$28,346
Other reserves and accruals	16,751	11,960
Federal net operating loss carryforwards	82,006	87,222
State and foreign net operating loss carryforwards	23,221	22,888
Property and equipment	11,753	6,196
Share-based compensation	12,092	3,797
Research and development credits	21,763	—
Other	2,642	138

	196,307	160,547
Valuation allowance	(130,462)	(158,003)

Deferred tax assets, net of valuation allowance	65,845	2,544
Deferred tax liabilities:
Intercompany transactions	(61,701)	—
Other prepaid assets	(4,144)	(2,544)

	(65,845)	(2,544)

Net deferred tax assets	$—	$—

As a result of continuing losses, we have determined that it is more likely than not that we will not realize the benefits of the deferred tax assets and therefore we have recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. As a result, the valuation allowance on our net deferred tax assets decreased by $27.5 million and increased by $41.4 million during fiscal 2014 and 2013, respectively.

As of January 31, 2014, we had approximately $672.6 million of federal, $487.7 million of state and $75.6 million of foreign net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards expire in varying amounts between the years 2015 and 2034. The foreign net operating losses do not expire and may be carried forward indefinitely.

The net operating losses include no amounts relating to the excess tax benefit of stock option exercises, which when realized will be recorded as a credit to additional paid-in capital. We also had approximately $19.5 million of federal and $18.2 million of California research and development tax credit carryforwards as of January 31, 2014. The federal credits expire in varying amounts between the years 2025 and 2034. The California research credits do not expire and may be carried forward indefinitely.

Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state tax law.

We consider all undistributed earnings of our foreign subsidiaries to be permanently invested in foreign operations unless such earnings are subject to federal income taxes. Undistributed earnings of our foreign subsidiaries amounted to approximately $0.1 million at January 31, 2014. Accordingly, no deferred tax liabilities have been recorded with respect to undistributed earnings of the foreign subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended January 31,
	2014	2013	2012
Unrecognized tax benefits at the beginning of the period	$15,577	$10,705	$8,598
Additions for tax positions taken in prior years	1,928	1,392	—
Reductions for tax positions taken in prior years	(10,982)	—	—
Additions for tax provisions related to the current year	70,567	3,480	2,107

Unrecognized tax benefits at the end of the period	$77,090	$15,577	$10,705

Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. As of January 31, 2014, 2013 and 2012 we had accrued interest of $0.6 million, $0.4 million and $0.4 million, respectively. As of January 31, 2014, we had accrued penalties of $0.8 million. As of January 31, 2013 and 2012, we had accrued penalties of $0.8 million and $1.0 million, respectively.

Included in the balance of unrecognized tax benefits at January 31, 2014, 2013 and 2012 are potential benefits of $2.1 million, $1.7 million and $1.7 million, respectively, which if recognized, would affect the tax rate on earnings. We do not expect any unrecognized tax benefits to be recognized within the next 12 months.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state and foreign tax authorities. We are currently under examination by the Internal Revenue Service (IRS) for our 2011 tax year.

Note 14.	Net loss per share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options, outstanding warrants, common stock related to unvested early exercised stock options, common stock related to unvested restricted stock awards and convertible senior notes to the extent dilutive. Anti-dilutive securities for fiscal 2012 included our redeemable convertible preferred stock and convertible preferred stock that were both outstanding prior to our IPO. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Year Ended January 31,
	2014		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss attributable to Class A and Class B common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(64,985)	$(107,524)	$(12,955)	$(106,803)	$—	$(79,971)
Denominator:
Weighted-average common shares outstanding	64,528	106,769	8,006	66,005	—	29,478
Basic and diluted net loss per share	$(1.01)	$(1.01)	$(1.62)	$(1.62)	$—	$(2.71)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	Year Ended January 31,
	2014	2013	2012
Shares subject to outstanding common stock options and warrants (1)	20,706	31,206	30,561
Shares subject to repurchase	1,709	2,916	2,927
Shares subject to unvested restricted stock awards and units	4,999	1,503	100
Redeemable convertible preferred stock	—	—	30,390
Convertible preferred stock	—	—	67,586
Convertible senior notes	7,261	—	—
Warrants related to the issuance of convertible senior notes	7,261	—	—

	41,936	35,625	131,564

(1)	Warrants to purchase 1.4 million shares were outstanding as of January 31, 2013 and were exercised during fiscal 2014.

Note 15.	Geographic Information

Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2014	2013	2012
United States	$394,564	$226,006	$111,574
International	74,374	47,651	22,853

Total	$468,938	$273,657	$134,427

Note 16.	Related-Party Transactions

In June 2010, we entered into a capital lease agreement with an affiliate of Mr. Duffield. The lease agreement provides for an equipment lease financing facility to be drawn upon for purchases of certain equipment for use in our business operations. The amounts paid under this agreement in fiscal 2014, 2013 and 2012 were $2.2 million, $4.2 million and $4.6 million, respectively. The final lease payment is due in May 2014.

We currently lease certain office space in Pleasanton, California under various lease agreements with an affiliate of Mr. Duffield. The term of the agreements is 10 years commencing in fiscal 2014 and the total rent due under the agreements was $1.3 million for fiscal 2014, and $23.7 million in total.

Note 17.	401(k) Plan

We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. To date, we have not made any matching contributions to this plan.

Note 18.	Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2014 and 2013 (in thousands except per share data):

	Quarter ended
	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012(1)	July 31, 2012	April 30, 2012
Consolidated Statements of Operations Data:
Total revenues	$141,866	$127,872	$107,555	$91,645	$81,519	$72,618	$62,702	$56,818
Operating loss	(47,976)	(40,399)	(32,283)	(32,624)	(30,678)	(40,868)	(26,360)	(19,957)
Net loss	(55,982)	(47,534)	(35,978)	(33,015)	(30,944)	(41,310)	(26,881)	(20,055)
Net loss attributable to common stockholders	(55,982)	(47,534)	(35,978)	(33,015)	(30,944)	(41,471)	(27,087)	(20,256)
Net loss per share attributable to common stockholders, basic and diluted	(0.32)	(0.27)	(0.21)	(0.20)	(0.19)	(0.67)	(0.78)	(0.61)

(1)	Workday granted 500,000 shares of common stock to the Workday Foundation, resulting a one-time charge of $11.3 million, which was recorded to the General and administrative expenses line of the statement of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

(c) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

See Management’s Report on Internal Control over Financial Reporting above and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which are incorporated herein by reference.

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

The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement including “Executive Officers and Other Executive Management.”

We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. The Code of Conduct is available on our Web site at http://www.workday.com/company/investor_relations/corporate_governance.php. A copy may also be obtained without charge by contacting Investor Relations, Workday, Inc., 6230 Stoneridge Mall Road, Pleasanton, California 94588 or by calling (925) 951-9000.

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

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management. ”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Directors and Corporate Governance” “Related Party Transactions” and “Employment Arrangements and Indemnification Agreements.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-35680	October 31, 2012	3.1

3.2	Restated Bylaws of the Registrant.	8-K	001-35680	March 13, 2013	3.1

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-183640	October 1, 2012	4.1

4.2	Form of Registrant’s Class B common stock certificate.	S-8	333-184395	October 12, 2012	4.9

4.3	Amended and Restated Investors’ Rights Agreement, dated October 13, 2011, by and among the Registrant certain security holders of the Registrant.	S-1	333-183640	August 30, 2012	4.2

4.4	2018 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association.	8-K	001-35680	June 17, 2013	4.1

4.5	2020 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association.	8-K	001-35680	June 17, 2013	4.2

10.1	Form of Indemnification Agreement.	S-1	333-183640	August 30, 2012	10.1

10.2†	2005 Stock Plan, as amended and form of stock option and stock option exercise agreement.	10-Q	001-35680	June 5, 2013	10.12

10.3†	2012 Equity Incentive Plan.	S-8	333-187665	April 1, 2013	4.4

10.4	2012 Equity Incentive Plan form of agreements.	S-1	333-183640	August 30, 2012	10.3

10.5†	2012 Employee Stock Purchase Plan.	S-1	333-183640	August 30, 2012	10.4

10.6†	Offer Letter between Michael A. Stankey and the Registrant, dated September 4, 2009.	S-1	333-183640	August 30, 2012	10.5

10.7†	Offer Letter between James P. Shaughnessy and the Registrant, dated July 7, 2011.	S-1	333-183640	August 30, 2012	10.6

10.8†	Offer Letter between Mark S. Peek and the Registrant, dated April 9, 2012, as amended May 22, 2012.	S-1	333-183640	August 30, 2012	10.7

10.9	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006					X

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

10.10	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8

10.11	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014.					X

10.12	Sub-Sublease, dated September 22, 2008, between Registrant and E-Loan, Inc.	S-1	333-183640	August 30, 2012	10.9

10.13	Form of Warrant to Purchase Class B Common Stock, dated May 19, 2008, issued by the Registrant to Flextronics International Management Services Ltd., as amended.	S-1	333-183640	August 30, 2012	10.10

10.14	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri.	S-1/A	333-183640	October 1, 2012	10.11

10.15	Form of Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 17, 2013	99.1

10.16	Form of Warrant Confirmation (2018)	8-K	001-35680	June 17, 2013	99.2

10.17	Form of Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 17, 2013	99.3

10.18	Form of Warrant Confirmation (2020)	8-K	001-35680	June 17, 2013	99.4

10.19	Form of Additional Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 24, 2013	99.1

10.20	Form of Additional Warrant Confirmation (2018)	8-K	001-35680	June 24, 2013	99.2

10.21	Form of Additional Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 24, 2013	99.3

10.22	Form of Additional Warrant Confirmation (2020)	8-K	001-35680	June 24, 2013	99.4

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 81 to this Report)					X

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates a management contract or compensatory plan.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 31st day of March, 2014.

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

Signature	Title	Date

/s/ David A. Duffield David A. Duffield	Co-Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014

/s/ Aneel Bhusri Aneel Bhusri	Chairman and Co-Chief Executive Officer (Principal Executive Officer)	March 31, 2014

/s/ Mark S. Peek Mark S. Peek	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

/s/ A. George Battle A. George Battle	Director	March 31, 2014

/s/ Christa Davies Christa Davies	Director	March 31, 2014

/s/ Michael M. McNamara Michael M. McNamara	Director	March 31, 2014

/s/ Scott D. Sandell Scott D. Sandell	Director	March 31, 2014

/s/ George J. Still, Jr. George J. Still, Jr.	Director	March 31, 2014

/s/ Jerry Yang Jerry Yang	Director	March 31, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-35680	October 31, 2012	3.1

3.2	Restated Bylaws of the Registrant.	8-K	001-35680	March 13, 2013	3.1

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	333-183640	October 1, 2012	4.1

4.2	Form of Registrant’s Class B common stock certificate.	S-8	333-184395	October 12, 2012	4.9

4.3	Amended and Restated Investors’ Rights Agreement, dated October 13, 2011, by and among the Registrant certain security holders of the Registrant.	S-1	333-183640	August 30, 2012	4.2

4.4	2018 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association.	8-K	001-35680	June 17, 2013	4.1

4.5	2020 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association.	8-K	001-35680	June 17, 2013	4.2

10.1	Form of Indemnification Agreement.	S-1	333-183640	August 30, 2012	10.1

10.2†	2005 Stock Plan, as amended and form of stock option and stock option exercise agreement.	10-Q	001-35680	June 5, 2013	10.12

10.3†	2012 Equity Incentive Plan.	S-8	333-187665	April 1, 2013	4.4

10.4	2012 Equity Incentive Plan form of agreements.	S-1	333-183640	August 30, 2012	10.3

10.5†	2012 Employee Stock Purchase Plan.	S-1	333-183640	August 30, 2012	10.4

10.6†	Offer Letter between Michael A. Stankey and the Registrant, dated September 4, 2009.	S-1	333-183640	August 30, 2012	10.5

10.7†	Offer Letter between James P. Shaughnessy and the Registrant, dated July 7, 2011.	S-1	333-183640	August 30, 2012	10.6

10.8†	Offer Letter between Mark S. Peek and the Registrant, dated April 9, 2012, as amended May 22, 2012.	S-1	333-183640	August 30, 2012	10.7

10.9	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006					X

10.10	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

10.11	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014.					X

10.12	Sub-Sublease, dated September 22, 2008, between Registrant and E-Loan, Inc.	S-1	333-183640	August 30, 2012	10.9

10.13	Form of Warrant to Purchase Class B Common Stock, dated May 19, 2008, issued by the Registrant to Flextronics International Management Services Ltd., as amended.	S-1	333-183640	August 30, 2012	10.10

10.14	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri.	S-1/A	333-183640	October 1, 2012	10.11

10.15	Form of Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 17, 2013	99.1

10.16	Form of Warrant Confirmation (2018)	8-K	001-35680	June 17, 2013	99.2

10.17	Form of Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 17, 2013	99.3

10.18	Form of Warrant Confirmation (2020)	8-K	001-35680	June 17, 2013	99.4

10.19	Form of Additional Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 24, 2013	99.1

10.20	Form of Additional Warrant Confirmation (2018)	8-K	001-35680	June 24, 2013	99.2

10.21	Form of Additional Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 24, 2013	99.3

10.22	Form of Additional Warrant Confirmation (2020)	8-K	001-35680	June 24, 2013	99.4

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 81 to this Report)					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Indicates a management contract or compensatory plan.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.