Form 10-Q
period 2014-04-30
Workday, Inc.
filed 2014-06-06
CIK 1327811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2014

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

As of May 31, 2014, there were approximately 185 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workday, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	April 30,	January 31,
	2014	2014(1)
Assets
Current assets:
Cash and cash equivalents	$246,001	$581,326
Marketable securities	1,619,950	1,305,253
Accounts receivable, net	99,136	92,184
Deferred costs	16,710	16,446
Prepaid expenses and other current assets	32,096	28,449

Total current assets	2,013,893	2,023,658
Property and equipment, net	89,125	77,664
Deferred costs, noncurrent	20,044	20,797
Goodwill and acquisition-related intangible assets, net	35,679	8,488
Other assets	47,949	45,658

Total assets	$2,206,690	$2,176,265

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,033	$6,212
Accrued expenses and other current liabilities	30,098	17,999
Accrued compensation	48,693	55,620
Capital leases	8,442	9,377
Unearned revenue	388,054	332,682

Total current liabilities	487,320	421,890
Convertible senior notes, net	473,812	468,412
Capital leases, noncurrent	1,780	3,589
Unearned revenue, noncurrent	73,889	80,883
Other liabilities	14,453	14,274

Total liabilities	1,051,254	989,048
Stockholders’ equity:
Common stock	182	181
Additional paid-in capital	1,788,551	1,761,156
Accumulated other comprehensive income	481	269
Accumulated deficit	(633,778)	(574,389)

Total stockholders’ equity	1,155,436	1,187,217

Total liabilities and stockholders’ equity	$2,206,690	$2,176,265

(1)	Amounts as of January 31, 2014 were derived from the January 31, 2014 audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 30,
	2014	2013
Revenues:
Subscription services	$123,407	$68,418
Professional services	36,330	23,227

Total revenues	159,737	91,645

Costs and expenses(1):
Costs of subscription services	21,459	14,930
Costs of professional services	35,960	21,769
Product development	65,171	36,282
Sales and marketing	68,167	38,364
General and administrative	21,063	12,924

Total costs and expenses	211,820	124,269

Operating loss	(52,083)	(32,624)
Other expense, net	(6,999)	(256)

Loss before provision for income taxes	(59,082)	(32,880)
Provision for income taxes	307	135

Net loss	$(59,389)	$(33,015)

Net loss per share, basic and diluted	$(0.32)	$(0.20)

Weighted-average shares used to compute net loss per share, basic and diluted	183,084	168,074

(1) Costs and expenses include share-based compensation as follows:
Costs of subscription services	$1,055	$262
Costs of professional services	2,198	475
Product development	10,868	1,907
Sales and marketing	6,752	1,043
General and administrative	8,001	3,729

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2014	2013
Net loss	$(59,389)	$(33,015)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustment	39	(86)
Net change in unrealized gains (losses) on available-for-sale investments	173	83

Other comprehensive income (loss), net of tax	212	(3)

Comprehensive loss	$(59,177)	$(33,018)

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended April 30,
	2014	2013
Cash flows from operating activities
Net loss	$(59,389)	$(33,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,523	6,569
Share-based compensation expenses	28,874	7,416
Amortization of deferred costs	3,952	2,482
Amortization of debt discount and issuance costs	5,920	—
Other	604	(26)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(7,013)	7,131
Deferred costs	(3,463)	(3,236)
Prepaid expenses and other assets	(7,350)	(3,563)
Accounts payable	(2,430)	2,421
Accrued expense and other liabilities	1,091	15,453
Unearned revenue	48,378	15,678

Net cash provided by operating activities	21,697	17,310
Cash flows from investing activities
Purchases of marketable securities	(670,406)	(287,841)
Maturities of marketable securities	353,230	406,708
Business combinations, net of cash acquired	(26,317)	—
Purchases of property and equipment	(9,873)	(1,895)
Other	1,000	90

Net cash provided by (used in) investing activities	(352,366)	117,062
Cash flows from financing activities
Proceeds from issuance of common stock from employee equity plans	2,996	4,565
Principal payments on capital lease obligations	(2,744)	(3,753)
Shares repurchased for tax withholdings on vesting of restricted stock	(5,007)	—
Other	60	8

Net cash provided by (used in) financing activities	(4,695)	820
Effect of exchange rate changes	39	(86)

Net increase (decrease) in cash and cash equivalents	(335,325)	135,106
Cash and cash equivalents at the beginning of period	581,326	84,158

Cash and cash equivalents at the end of period	$246,001	$219,264

Supplemental cash flow data
Cash paid for interest	$189	$424
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	—	115
Vesting of early exercised stock options	473	531
Purchases of property and equipment, accrued but not paid	12,995	13,275

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended April 30, 2014 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2014, filed on March 31, 2014. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.

Subsequent to the filing of our Annual Report on Form 10-K, we added a policy related to business combinations. For business combinations, we use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services, the recoverability of deferred costs, certain assumptions used in the valuation of equity awards and the fair value of assets acquired and liabilities assumed through business combinations. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for our fiscal year beginning February 1, 2017. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Note 2. Marketable Securities

At April 30, 2014, marketable securities consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. agency obligations	$1,403,094	$368	$(42)	$1,403,420
U.S. treasury securities	214,692	166	—	214,858
Commercial paper	106,982	—	—	106,982
U.S. corporate securities	31,668	12	—	31,680
Money market funds	51,895	—	—	51,895

	$1,808,331	$546	$(42)	$1,808,835

Included in cash and cash equivalents	$188,886	$—	$(1)	$188,885

Included in marketable securities	$1,619,445	$546	$(41)	$1,619,950

At January 31, 2014, marketable securities consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Aggregate
	Cost	Gains	Losses	Fair Value
U.S. agency obligations	$1,125,170	$334	$(50)	$1,125,454
U.S. treasury securities	536,747	88	(47)	536,788
Commercial paper	62,997	—	—	62,997
U.S. corporate securities	11,771	6	—	11,777
Money market funds	90,159	—	—	90,159

	$1,826,844	$428	$(97)	$1,827,175

Included in cash and cash equivalents	$521,956	$3	$(37)	$521,922

Included in marketable securities	$1,304,888	$425	$(60)	$1,305,253

We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of April 30, 2014. No marketable securities held as of April 30, 2014 have been in a continuous unrealized loss position for more than 12 months. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase of greater than three months and the remainder of the securities is reflected in cash and cash equivalents.

Note 3. Deferred Costs

Deferred costs consisted of the following (in thousands):

	April 30,	January 31,
	2014	2014
Current:
Deferred professional service costs	$3,199	$3,555
Deferred sales commissions	13,511	12,891

Total	$16,710	$16,446

Noncurrent:
Deferred professional service costs	$4,354	$4,357
Deferred sales commissions	15,690	16,440

Total	$20,044	$20,797

Note 4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	April 30,	January 31,
	2014	2014
Computers, equipment and software	$85,301	$75,867
Computers, equipment and software acquired under capital leases	35,899	38,912
Furniture and fixtures	8,765	7,782
Leasehold improvements	23,029	15,885

	152,994	138,446
Less accumulated depreciation and amortization	(63,869)	(60,782)

Property and equipment, net	$89,125	$77,664

Depreciation expense totaled $9.7 million and $5.7 million for the three months ended April 30, 2014 and 2013, respectively. These amounts include depreciation of assets recorded under capital leases of $2.8 million and $3.3 million for the three months ended April 30, 2014 and 2013, respectively.

Note 5. Business Combinations

Identified, Inc.

On February 20, 2014, we acquired Identified, Inc., for the purpose of enhancing search capabilities and accelerating the delivery of predictive analytics and machine learning throughout our suite of applications. We have included the financial results of the acquired company in the consolidated financial statements from the date of acquisition. The consideration paid for this acquisition was $26.4 million, not including cash acquired.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$74
Prepaid expenses and other current assets	150
Identified intangible assets acquired:
Developed technology	3,600
Goodwill	23,824

Total assets acquired	27,648
Accrued expenses and other current liabilities	(1,257)
Deferred tax liabilities	—

Total liabilities assumed	(1,257)

Net assets acquired	$26,391

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The preliminary estimated fair values of assets acquired and liabilities assumed, including current and noncurrent income taxes payable and deferred taxes, and identifiable intangible assets may be subject to change as additional information is received and certain tax returns are finalized. We expect to finalize the allocation of purchase consideration as soon as practicable and no later than one year from the acquisition date.

Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated remaining useful life of three years. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the last three months of the fiscal year. The goodwill balance is not deductible for U.S. income tax purposes.

Note 6. Goodwill and Acquisition-related Intangible Assets, net

Goodwill and acquisition-related intangible assets consisted of the following (in thousands):

	April 30,	January 31,
	2014	2014
Acquired purchased technology	$4,200	$600
Customer relationship assets	338	338

	4,538	938
Less accumulated amortization	(1,171)	(938)

Intangible assets, net	3,367	—
Goodwill	32,312	8,488

Goodwill and intangible assets, net	$35,679	$8,488

Note 7. Other Assets

Other assets consisted of the following (in thousands):

	April 30,	January 31,
	2014	2014
Issuance costs of convertible senior notes	$10,105	$10,625
Acquired land leasehold interest, net	9,965	9,991
Technology patents, net	4,633	4,865
Other	23,246	20,177

Total	$47,949	$45,658

Amortization expense on our land leasehold interest and technology patents, both of which were acquired in the three months ended January 31, 2014, was $0.3 million for the three months ended April 30, 2014.

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

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of
	April 30, 2014
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,403,420	$1,403,420
U.S. treasury securities	214,858	—	214,858
Commercial paper	—	106,982	106,982
U.S. corporate securities	—	31,680	31,680
Money market funds	51,895	—	51,895

	$266,753	$1,542,082	$1,808,835

Included in cash and cash equivalents			$188,885

Included in marketable securities			$1,619,950

	Fair Value Measurements as of
	January 31, 2014
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,125,454	$1,125,454
U.S. treasury securities	536,788	—	536,788
Commercial paper	—	62,997	62,997
U.S. corporate securities	—	11,777	11,777
Money market funds	90,159	—	90,159

	$626,947	$1,200,228	$1,827,175

Included in cash and cash equivalents			$521,922

Included in marketable securities			$1,305,253

Financial liabilities

The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	April 30, 2014		January 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
0.75% Convertible senior notes	$284,764	$402,500	$281,359	$434,875
1.50% Convertible senior notes	189,048	292,031	187,053	319,219

The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on April 30, 2014 and January 31, 2014.

Based on the closing price of our common stock of $73.07 on April 30, 2014, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were more than their respective principal amounts.

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

Holders of the 2018 Notes and 2020 Notes may convert all or a portion of their Notes prior to the close of business on March 14, 2018 for the 2018 Notes and March 13, 2020 for the 2020 Notes, in multiples of $1,000 principal amount, only under the following circumstances, none of which have occurred to date:

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

We allocated the total issuance costs incurred to the 2018 Notes and 2020 Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the 2018 Notes and 2020 Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7.2 million and equity issuance costs of $2.0 million. Amortization expense for the liability issuance costs was $0.4 million for the three months ended April 30, 2014. For the 2020 Notes, we recorded liability issuance costs of $4.7 million and equity issuance costs of $1.8 million. Amortization expense for the liability issuance costs was $0.2 million for the three months ended April 30, 2014.

The Notes consisted of the following (in thousands):

	April 30, 2014
	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000
Unamortized debt discount(1)	(65,236)	(60,952)

Net carrying amount	$284,764	$189,048

Carrying amount of the equity component(2)	$74,892	$66,007

(1)	Included in the consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the Notes on the straight-line basis as it approximates the effective interest rate method.
(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $2.0 million and $1.8 million for the 2018 Notes and 2020 Notes, respectively, in equity issuance costs.

As of April 30, 2014, the remaining life of the 2018 Notes and 2020 Notes is approximately 50 months and 74 months, respectively.

The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2018 Notes and 2020 Notes for the three months ended April 30, 2014 (in thousands):

	Three Months Ended April 30, 2014
	2018 Notes	2020 Notes
Contractual interest expense	$656	$938
Interest cost related to amortization of debt issuance costs	352	168
Interest cost related to amortization of the debt discount	3,405	1,995

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

Warrants

In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants (the Warrants) to acquire, subject to anti-dilution adjustments, up to approximately 4.2 million shares in July 2018 and 3.1 million shares in July 2020 of our Class A common stock at an exercise price of $107.96 per share. If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share assuming that we are profitable. The Warrants are separate transactions, and are not part of the terms of the Notes or the Purchased Options.

We received aggregate proceeds of $92.7 million from the sale of the Warrants, which is recorded in additional paid-in capital in the consolidated balance sheets.

Note 10. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases in the U.S. and overseas with various expiration dates. In addition, we leased a 6-acre parcel of vacant land under a 95-year lease adjacent to our existing Pleasanton, California leased facility in January 2014. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder.

The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the period in which we benefit from the lease and have accrued for rent expense incurred but not paid. Rent expense totaled $4.3 million and $1.8 million for the three months ended April 30, 2014 and 2013, respectively.

We lease certain equipment and related software from an affiliate of Mr. Duffield (see Note 15) and from various third parties. The equipment lease terms contain a bargain purchase option and are therefore classified as capital leases.

Legal Matters

We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 11. Common Stock and Stockholders’ Equity

Common Stock

As of April 30, 2014, there were 95.1 million shares of Class A common stock and 89.4 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.

Employee Equity Plans

Our board of directors adopted the 2012 Equity Incentive Plan in August 2012 which became effective on October 10, 2012 and serves as the successor to our 2005 Stock Plan (EIP). Pursuant to the terms of the EIP, the share reserve increased by 9.2 million shares on March 31, 2014. As of April 30, 2014, we had approximately 50.5 million shares of Class A common stock available for future grants under the EIP.

Our board of directors adopted the 2012 Employee Stock Purchase Plan (ESPP) in August 2012, which became effective on October 10, 2012. The ESPP was approved with a reserve of 2.0 million shares of Class A common stock for future issuance under various terms provided for in the ESPP. Pursuant to the terms of the ESPP, the share reserve increased by 1.8 million shares on March 31, 2014. Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are generally granted twice yearly on June 1 and December 1 and exercisable on the succeeding November 30 and May 31, respectively, of each year. We commenced our first purchase period under the ESPP on June 1, 2013. As of April 30, 2014, 3.6 million shares of Class A common stock were available for issuance under the ESPP.

Stock Options

A summary of information related to stock option activity during the three months ended April 30, 2014 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2014	20,706,207	$3.93	$1,773
Stock option grants	—	—
Stock options exercised	(1,096,205)	2.73
Stock options canceled	(110,379)	9.01

Balance as of April 30, 2014	19,499,623	$3.97	$1,347

Vested and expected to vest as of April 30, 2014	18,882,734	$3.86	$1,307

Exercisable as of April 30, 2014	13,612,594	$2.70	$958

Common Stock Subject to Repurchase

The equity plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of April 30, 2014 and January 31, 2014, we had $5.9 million and $6.4 million respectively, recorded in liabilities related to early exercises of stock options.

Restricted Stock Awards

The EIP provides for the issuance of restricted stock awards to employees. Restricted stock awards generally vest over five years. During the three months ended April 30, 2014, 67,000 shares of restricted stock awards vested and 965,500 restricted awards of Class B common stock are outstanding with weighted average grant date fair value of $12.86, all of which are subject to forfeiture as of April 30, 2024.

Restricted Stock Units

A summary of information related to restricted stock units activity during the three months ended April 30, 2014 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2014	3,966,728	$70.72
Restricted stock units granted	2,585,971	81.19
Restricted stock units vested	(119,878)	62.59
Restricted stock units forfeited	(40,395)	73.22

Balance as of April 30, 2014	6,392,426	$75.09

As of April 30, 2014, there was a total of $435.7 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

Note 12. Other Expense, net

Other expense, net consisted of the following (in thousands):

	Three Months Ended
	April 30,
	2014	2013
Interest income	$695	$351
Interest expense(1)	(7,708)	(422)
Other income (expense)	14	(185)

Other expense, net	$(6,999)	$(256)

(1)	During the three months ended April 30, 2014, interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes, non-cash interest related to amortization of the debt discount and amortization of debt issuance costs (See Note 9).

Note 13. Income Taxes

The effective tax rate for the three months ended April 30, 2014 was less than one percent, primarily as a result of the estimated tax loss for the fiscal year. Our tax expense relates to state minimum taxes and foreign income taxes associated with our non-U.S. operations.

There were no material changes to the unrecognized tax benefits in the three months ended April 30, 2014. We intend to review the measurement of the uncertain tax positions attributable to prior years as a result of additional analysis that will be performed once the information necessary to perform the analysis is available. As a result of the additional analysis, it is reasonably possible that the total amount of unrecognized tax benefits related to prior years could be reduced significantly in the next 12 months. An estimate of the range of the reduction cannot be made as the information necessary to complete the analysis is not available. Due to a valuation allowance, any reduction in the uncertain tax positions will not impact the effective tax rate. Due to our history of tax losses, all years remain open to tax audit. We are under examination by the Internal Revenue Service (IRS) for our 2011 tax year.

Note 14. Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, our outstanding stock options, outstanding warrants, stock related to unvested early exercised stock options and stock related to unvested restricted stock awards to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended April 30,
	2014		2013
	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(30,436)	$(28,953)	$(7,590)	$(25,425)
Denominator:
Weighted-average common shares outstanding	93,829	89,255	38,638	129,436
Basic and diluted net loss per share	$(0.32)	$(0.32)	$(0.20)	$(0.20)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of April 30,
	2014	2013
Shares subject to outstanding common stock options and warrants	19,500	25,107
Shares subject to repurchase	1,570	2,450
Shares subject to unvested restricted stock awards and units	7,358	1,900
Convertible senior notes	7,261	—
Warrants related to the issuance of convertible senior notes	7,261	—

	42,950	29,457

Note 15. Related-Party Transactions

In June 2010, we entered into a capital lease agreement with an affiliate of Mr. Duffield. The lease agreement provides for an equipment lease financing facility to be drawn upon for purchases of certain equipment for use in our business operations. The amounts paid under this agreement in the three months ended April 30, 2014 and April 30, 2013 were $0.1 million and $0.9 million, respectively. As of April 30, 2014, the principal balance due under the lease agreement was less than $0.1 million and was included in Capital leases and Capital leases, current on the condensed consolidated balance sheets. The capital lease will be paid in full in the three months ended July 31, 2014.

We currently lease certain office space from an affiliate of Mr. Duffield adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The term of the agreements is 10 years and the total rent due under the agreements is $3.0 million for the fiscal year ended January 31, 2015, and $51.6 million in total. Rent expense under these agreements for the three months ended April 30, 2014 and 2013 was $0.7 million and $0.2 million, respectively.

Note 16. Geographic Information

Revenue by geography is based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2014	2013
United States	$132,529	$76,698
International	27,208	14,947

Total	$159,737	$91,645

No single country other than the United States had revenues greater than 10% of total revenues for the three months ended April 30, 2014 or 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “strive,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

We were founded in 2005 to deliver cloud applications to global enterprises. Our applications are designed around the way people work today – in an environment that is global, collaborative, fast-paced and mobile. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our Human Capital Management (HCM) application in 2006. Since then we have continued to invest in innovation and have consistently introduced new services to our customers, including our Financial Management application in 2007, our Procurement and Employee Expense Management applications in 2008, our Payroll and mobile applications in 2009, our Talent Management application in 2010, our native iPad application and Workday integration platform in 2011, Time Tracking and Grants Management applications in 2012, Big Data Analytics in 2013 and Recruiting in 2014.

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

We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force targets organizations with more than 1,000 workers. As of April 30, 2014, we had more than 650 customers. A substantial majority of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to our significant growth in employees. We had more than 2,900 and more than 1,950 employees as of April 30, 2014 and 2013, respectively.

We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our application development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our sales and marketing organizations to sell our applications globally. We expect to make significant investments in our data center infrastructure in fiscal 2015 as we update our technology and plan for future customer growth. We are also investing in personnel to service our growing customer base. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. As a result of these investments, we do not expect to be profitable in the near future. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.

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

Subscription services revenues accounted for over 77% of our revenues during the three months ended April 30, 2014 and represented over 94% of our total unearned revenue as of April 30, 2014. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, the price of our applications, and to a lesser extent, renewal rates. To date, revenues from renewals have not been a substantial component of revenues.

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

Costs and Expenses

Costs of subscription services revenues. Costs of subscription services revenues consist primarily of employee-related expenses related to hosting and supporting our applications, the costs of data center capacity, and depreciation of owned and leased computer equipment and software.

Costs of professional services revenues. Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The percentage of total revenues derived from professional services was 23% for the three months ended April 30, 2014. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscriptions.

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

Results of Operations

Revenues

Our total revenues for the three months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30,		% Change
	2014	2013
	(in thousands)
Subscription services	$123,407	$68,418	80%
Professional services	36,330	23,227	56

Total revenues	$159,737	$91,645	74

Total revenues were $159.7 million for the three months ended April 30, 2014, compared to $91.6 million during the prior year period, an increase of $68.1 million, or 74%. Subscription services revenues were $123.4 million for the three months ended April 30, 2014, compared to $68.4 million for the prior year period, an increase of $55.0 million, or 80%. The increase in subscription revenues was due primarily to the recognition of revenue for an increased number of customer contracts as compared to the prior year period.

Professional services revenues were $36.3 million for the three months ended April 30, 2014, compared to $23.2 million for the prior year period, an increase of $13.1 million, or 56%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services as compared to the prior year period.

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

The following discussion of our core operating expenses and the components comprising our core operating expenses highlights the factors that our management focuses upon in evaluating our operating margin and operating expenses. The increases or decreases in operating expenses discussed in this section do not include changes relating to share-based compensation, and certain other expenses, which consist of employer payroll taxes on employee stock transactions and amortization of acquisition-related intangible assets.

Information about our operating expenses is as follows:

	Three Months Ended April 30, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$20,358	$1,055	$46	$21,459
Costs of professional services	33,673	2,198	89	35,960
Product development	53,621	10,868	682	65,171
Sales and marketing	61,142	6,752	273	68,167
General and administrative	13,471	8,001	(409)	21,063

Total costs and expenses	$182,265	$28,874	$681	$211,820

Operating loss	$(22,528)	$(28,874)	$(681)	$(52,083)
Operating margin	(14)%	(18)%	(1)%	(33)%

	Three Months Ended April 30, 2013
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$14,660	$262	$8	$14,930
Costs of professional services	21,001	475	293	21,769
Product development	34,143	1,907	232	36,282
Sales and marketing	37,230	1,043	91	38,364
General and administrative	9,142	3,729	53	12,924

Total costs and expenses	$116,176	$7,416	$677	$124,269

Operating loss	$(24,531)	$(7,416)	$(677)	$(32,624)
Operating margin	(27)%	(8)%	(1)%	(36)%

(1)	Core operating expenses is a non-GAAP financial measure that excludes share-based compensation and certain other operating expenses from our total operating expenses calculated in accordance with GAAP. The other operating expenses excluded are employer payroll taxes on employee stock transactions and amortization of acquisition-related intangible assets. See “Non-GAAP Financial Measures” below for further information.

Core operating margins

Core operating margins, calculated using GAAP revenues and core operating expenses, improved from (27)% for the three months ended April 30, 2013 to (14)% for the three months ended April 30, 2014. The improvement in our core operating margins in the current period was primarily due to higher subscription services revenues. In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable U.S. generally accepted accounting principles (GAAP) measure, “total operating expenses,” in the table above.

Core operating expenses increased by $66.1 million, or 57% for the three months ended April 30, 2014 compared to the prior year period. As quantified below, the increase was primarily due to higher employee-related costs driven by higher headcount.

Costs of subscription services

Core operating expenses in costs of subscription services were $20.4 million for the three months ended April 30, 2014, compared to $14.7 million for the prior year period, an increase of $5.7 million, or 39%. The increase was primarily due to an increase of $2.8 million in depreciation expense related to our data centers, an increase of $1.9 million in employee-related costs driven by higher headcount and an increase of $1.4 million in service contracts expense to expand data center capacity. We expect that in the future, core operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.

Costs of professional services

Core operating expenses in costs of professional services were $33.7 million for the three months ended April 30, 2014, compared to $21.0 million for the prior year period, a $12.7 million increase, or 60%. This increase was primarily due to increases of $9.7 million to staff our deployment and integration engagements. Due to the large increase in demand for our professional services versus the prior year, we have increased both our internal professional service staff as well as third-party supplemental staff. Over time, we expect costs of professional services as a percentage of total revenues to decline as we increasingly rely on third parties to deploy our applications and as the number of our customers continues to grow. For the current fiscal year, we anticipate professional services margins to be lower than fiscal 2014 as we invest in deploying new customers in financial management applications, medium-size enterprise, and education and government categories, where the third party partner ecosystem is still maturing.

Product development

Core operating expenses in product development were $53.6 million for the three months ended April 30, 2014, compared to $34.1 million for the prior year period, an increase of $19.5 million, or 57%. The increase was primarily due to increases of $13.1 million in employee compensation costs due to higher headcount, $2.0 million in facility and IT-related expenses, $1.8 million in contracted costs and $1.3 million in depreciation expense for our development cloud data center. We expect that in the future, product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.

Sales and marketing

Core operating expenses in sales and marketing were $61.1 million for the three months ended April 30, 2014, compared to $37.2 million for the prior year period, an increase of $23.9 million, or 64%. The increase was primarily due to increases of $17.2 million in employee compensation costs due to higher headcount and higher commissionable sales volume, $3.6 million in advertising, marketing and event costs, $1.7 million in facility and IT-related expenses and $1.5 million in travel expenses. We expect that sales and marketing expenses will continue to increase in absolute dollars in the future as we continue to invest in sales and marketing by expanding our domestic and international selling and marketing activities, building brand awareness and attracting new customers.

General and administrative

Core operating expenses in general and administrative were $13.5 million for the three months ended April 30, 2014, compared to $9.1 million for the prior year period, an increase of $4.4 million, or 48%. The increase was primarily due to $3.5 million in higher employee compensation costs due to higher headcount. We expect general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and incur additional employee-related costs, professional fees and insurance costs related to the growth of our business and international expansion.

Share-Based Compensation Expenses

Share-based compensation expenses were $28.9 million for the three months ended April 30, 2014, compared to $7.4 million for the prior year period. The increase in share-based compensation expenses was primarily due to grants of restricted stock units to existing and new employees during fiscal 2014 and the three months ended April 30, 2014. During the three months ended April 30, 2014, the realized excess tax benefits related to share-based compensation is immaterial.

Other Operating Expenses

Other operating expenses consisted of employer payroll tax on employee stock transactions for the three months ended April 30, 2014 and 2013 and amortization of acquisition-related intangible assets for the three months ended April 30, 2014. Other operating expenses were $0.7 million for both the three months ended April 30, 2014 and 2013.

Other Expense, Net

Other expense, net, was $7.0 million for the three months ended April 30, 2014, compared to $0.3 million for the prior year period, an increase of $6.7 million. The increase was primarily due to the interest expense related to our 0.75% convertible senior notes due July 15, 2018 (2018 Notes) and 1.50% convertible senior notes due July 15, 2020 (2020 Notes, and together with the 2018 Notes, the Notes), including the contractual cash interest expense of $1.6 million and non-cash interest expense related to amortization of the debt discount and amortization of debt issuance costs of $5.9 million.

Liquidity and Capital Resources

As of April 30, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.9 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, commercial paper, money market funds, and U.S. corporate securities.

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

Our cash flows for the three months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$21,697	$17,310
Investing activities	(352,366)	117,062
Financing activities	(4,695)	820
Effect of exchange rate changes	39	(86)

Net increase (decrease) in cash and cash equivalents	$(335,325)	$135,106

In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus purchases of property and equipment, property and equipment acquired under capital leases and purchases of other (non-acquisition-related) intangible assets. See “Non-GAAP Financial Measures below” for further information.

Our free cash flows were as follows:

	Three Months Ended April 30,		Trailing Twelve Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Net cash provided by operating activities	$21,697	$17,310	$50,650	$15,816
Purchases of property and equipment	(9,873)	(1,895)	(68,703)	(15,596)
Property and equipment acquired under capital leases	—	(115)	—	(18,598)
Purchase of other intangible assets	—	—	(15,000)	—

Free cash flows	$11,824	$15,300	$(33,053)	$(18,378)

Operating Activities

Management uses net cash provided by operating activities as a key financial metric. For the three months ended April 30, 2014, net cash provided by operating activities was $21.7 million. The positive cash flows resulted from increased cash collections driven by growth in sales. These cash inflows were generally offset by increases in our operating expenses, which were primarily driven by increased headcount. We recently changed our paid time off (PTO) policy for US exempt employees such that we no longer track or accrue PTO. We paid out the accrued but unused PTO balances as of May 31, 2014, which will result in a one-time use in net cash provided by operating activities of approximately $18 million in the three months ended July 31, 2014.

For the three months ended April 30, 2013, net cash provided by operating activities was $17.3 million. The positive cash flows resulted from increased cash collections driven by growth in sales and a $16.5 million benefit from payroll taxes withheld on employee stock transactions in April 2013. These cash inflows were generally offset by increases in our operating expenses, which were primarily driven by increased headcount. The $16.5 million withheld from employee stock transactions was disbursed in May 2013, and we therefore had a corresponding cash use in cash flows from operations for the three months ended July 31, 2013.

Investing Activities

Cash flows used in investing activities for the three months ended April 30, 2014 was $352.4 million, which was primarily the result of the timing of purchases and maturities of marketable securities and of capital expenditures, and a net cash outflow of $26.3 million related to the acquisition of Identified in February 2014. We expect capital expenditures will be approximately $100 million for the year ended January 31, 2015. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth. We acquired a leasehold interest in land in Pleasanton adjacent to our existing office space during the three months ended January 31, 2014. We are actively evaluating construction alternatives for this site and thus the potential development costs are not yet factored into our expected capital expenditures described above.

Cash flows provided by investing activities for the three months ended April 30, 2013 was $117.1 million, which was primarily the result of the timing of purchases and maturities of marketable securities and of capital expenditures.

Financing Activities

For the three months ended April 30, 2014, net cash used in financing activities was $4.7 million, which was primarily due to $5.0 million of Class A common share repurchases for tax withholdings on vesting of restricted stock and $2.7 million in principal payments on our capital lease obligations, which were partially offset by $3.0 million of proceeds from the exercise of stock options.

For the three months ended April 30, 2013, net cash provided by financing activities was $0.8 million, which was primarily due to $4.6 million of proceeds from the exercise of stock options, partially offset by $3.8 million in principal payments on our capital lease obligations.

Free Cash Flows

In addition to net cash provided by operating activities, management uses free cash flows as a key financial metric. Free cash flows decreased by $3.5 million to $11.8 million for the three months ended April 30, 2014, as compared to $15.3 million for the prior year period. The reduction in free cash flows was primarily due to a significant increase in cash paid to acquire property and equipment, partially offset by increased sales and the related cash collections. Free cash flows decreased from $(18.4) million for the trailing twelve months ended April 30, 2013 to $(33.1) million for the trailing twelve months ended April 30, 2014. The reduction in free cash flows was primarily due to a significant increase in cash paid to acquire property and equipment and other intangible assets, partially offset by a significant increase in sales and the related cash collections.

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

•	Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, management believes it is useful to exclude share-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. For restricted share awards, the amount of share-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Moreover, determining the fair value of certain of the share-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related share-based awards. Unlike cash compensation, the value of stock options and the Employee Stock Purchase Plan, which is an element of our ongoing share-based compensation expenses, is determined using a complex formula that incorporates factors, such as market volatility and forfeiture rates, that are beyond our control.

•	Other Operating Expenses. Other operating expenses included employer payroll taxes on employee stock transactions for the three months ended April 30, 2014 and 2013 and amortization of acquisition-related intangible assets for the three months ended April, 2014. The amount of employer payroll taxes on share-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of the ongoing operations.

Free cash flows

We define free cash flows as net cash provided by (used in) operating activities minus purchases of property and equipment, property and equipment acquired under capital leases and purchases of other (non-acquisition-related) intangible assets. Management uses free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. When calculating free cash flows, we subtract the gross value of all equipment acquired in the period, even when acquired under capital leases, so we can evaluate our progress on free cash flows independent of our capital financing decisions.

Management believes information regarding free cash flows provides investors and others with an important perspective on the cash available to make strategic acquisitions and investments, to fund ongoing operations and to fund other capital expenditures.

Limitations on the use of non-GAAP financial measures

A limitation of our non-GAAP financial measures of core operating expenses, core operating margin and free cash flows is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our non-GAAP measures of core operating expenses, core operating margin and free cash flows should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of share-based compensation, if we did not pay out a portion of compensation in the form of share-based compensation and related employer payroll taxes, the cash salary expense included in costs of revenues and operating expenses would be higher, which would affect our cash position. Further, the non-GAAP measure of core operating expenses has certain limitations because it does not reflect all items of expense that affect our operations and are reflected in the GAAP measure of total operating expenses.

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

See “Results of Operations—Core Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the three months ended April 30, 2014 and 2013.

See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “net cash provided by operating activities,” for the three months ended April 30, 2014 and 2013.

Commitments

Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, as well as computer equipment. As of April 30, 2014, the future non-cancelable minimum payments under operating leases were $110.5 million. During the remainder of the year ended January 31, 2015, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.

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

Off-Balance Sheet Arrangements

Through April 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the three months ended April 30, 2014, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2014 filed with the Securities and Exchange Commission (SEC) on March 31, 2014. Subsequent to the filing of our Annual Report on Form 10-K, we added a policy related to business combinations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date and the fact that the majority of our international contracts are currently in U.S. dollars, our foreign currency exposure has been fairly limited. We expect our international operations to continue to grow in the near term and we expect to begin a hedging program in fiscal 2015. For the current fiscal year and beyond, we expect the percentage of contracts denominated in currencies other than the U.S. dollars to increase.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.9 billion as of April 30, 2014. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, commercial paper, money market funds, and corporate securities. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

An immediate increase of 100-basis points in interest rates would have resulted in a $10.1 million market value reduction in our investment portfolio as of April 30, 2014. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $1.6 million as of April 30, 2014. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

At January 31, 2014, we had cash, cash equivalents and marketable securities totaling $1.9 billion. The fixed-income portfolio was also subject to interest rate risk; however, the risk was not material.

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

Our Notes have fixed annual interest rates at 0.75% and 1.50% and therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $284.8 million and $189.0 million, respectively, as of April 30, 2014. These represent the liability component of the principal balance of our Notes as of April 30, 2014. The total estimated fair values of the 2018 Notes and 2020 Notes at April 30, 2014 were $402.5 million and $292.0 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at April 30, 2014, which were $115.00 and $116.81, respectively. For further information, see Note 9 to the notes to condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (Evaluation Date).

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have recently experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to more than 2,900 employees as of April 30, 2014, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we grow, we also need to ensure that we maintain our corporate culture; that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees; and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

To execute our growth plan, we must attract and retain highly qualified personnel, and our managers must be successful in hiring employees who are a good cultural fit and have the competencies to succeed at Workday. Competition for these personnel is intense, particularly in the San Francisco Bay Area, and especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and may need to source talent in other geographic areas. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or Workday have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees carefully consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, through our compensation practices, company culture and career development opportunities, our business and future growth prospects could be adversely affected.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the Exchange Act), the Sarbanes-Oxley Act, the Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, in particular accounting, financial and internal audit staff, which will increase our costs and expenses.

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

As of April 30, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2025 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability.

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

Risks related to our Class A common stock

Our CEO and Chairman have control over key decision making as a result of their control of a majority of our voting stock.

As of May 31, 2014, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to 67.7 million shares of Class B common stock and 0.1 million shares of Class A common stock. In addition, Mr. Duffield holds 0.1 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. As of May 31, 2014, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7.1 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3.2 million shares of Class B common stock, 1.0 million shares of Class B restricted stock and 0.2 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our CEO and Chairman, respectively, and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our CEO and Chairman, and also with executive officers, directors and other affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is currently publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of May 31, 2014. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until October 11, 2032, or such earlier time: as the shares of Class B common stock represent less than 9% of all outstanding shares of our Class A and Class B common stock; if agreed by the holders of the majority of the Class B common stock; or nine months following the death of both Mr. Duffield and Mr. Bhusri. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our CEO and Chairman retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.

Our stock price has been volatile in the past and may be subject to volatility in the future.

The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors described below. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes. The factors that may affect the trading price of our securities, some of which are beyond our control, include:

•	overall performance of the equity markets;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us, such as high growth or cloud companies, or in valuation metrics, such as our price to revenues ratio;

•	changes in the estimates of our operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that follow our securities;

•	announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;

•	the exercise of rights held by certain of our stockholders, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders;

•	the size of our market float and significant option exercises;

•	any future issuances of securities;

•	sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the convertible note hedge and warrant transactions related to such convertible senior notes; and

•	our operating performance and the performance of other similar companies.

•	the sale or availability for sale of a large number of shares of our Class A common stock in the public market could cause the price of our Class A common stock to decline.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;

•	we have a dual class common stock structure, which provides our chairman with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

•	our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;

•	when the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of common stock:

•	certain amendments to our restated certificate of incorporation or restated bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;

•	our stockholders will only be able to take action at a meeting of stockholders and not by written consent; and

•	vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•	only our chairman of the board, our chief executive officer, our president, or a majority of our board of directors are authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

•	we will have two classes of common stock until the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without the approval of the holders of Class A common stock; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

b) Use of Proceeds from Public Offerings of Common Stock

On October 17, 2012, we closed our initial public offering (IPO), in which we sold 26.2 million shares of Class A common stock at a price to the public of $28.00 per share pursuant to a registration statement on Form S-1 (File No. 333-183640), which was declared effective by the SEC on October 11, 2012.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on October 15, 2012 pursuant to Rule 424(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	October 31, 2012	3.1

3.2	Amended Restated Bylaws of the Registrant	8-K	001-35680	May 13, 2014	3.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 6, 2014

Workday, Inc.

/s/ Mark S. Peek
Mark S. Peek
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	October 31, 2012	3.1

3.2	Amended Restated Bylaws of the Registrant	8-K	001-35680	May 13, 2014	3.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.