Form 10-Q
period 2014-07-31
Workday, Inc.
filed 2014-09-02
CIK 1327811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

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

As of August 15, 2014, there were approximately 186 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Workday, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	July 31, 2014	January 31, 2014(1)
Assets
Current assets:
Cash and cash equivalents	$262,634	$581,326
Marketable securities	1,559,748	1,305,253
Accounts receivable, net	100,534	92,184
Deferred costs	20,064	16,446
Prepaid expenses and other current assets	37,830	28,449

Total current assets	1,980,810	2,023,658
Property and equipment, net	105,855	77,664
Deferred costs, noncurrent	18,702	20,797
Goodwill and acquisition-related intangible assets, net	35,379	8,488
Other assets	54,152	45,658

Total assets	$2,194,898	$2,176,265

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,561	$6,212
Accrued expenses and other current liabilities	30,180	17,999
Accrued compensation	38,565	55,620
Capital leases	5,133	9,377
Unearned revenue	409,026	332,682

Total current liabilities	489,465	421,890
Convertible senior notes, net	479,293	468,412
Capital leases, noncurrent	671	3,589
Unearned revenue, noncurrent	72,447	80,883
Other liabilities	14,181	14,274

Total liabilities	1,056,057	989,048
Stockholders’ equity:
Common stock	183	181
Additional paid-in capital	1,841,688	1,761,156
Accumulated other comprehensive income (loss)	(37)	269
Accumulated deficit	(702,993)	(574,389)

Total stockholders’ equity	1,138,841	1,187,217

Total liabilities and stockholders’ equity	$2,194,898	$2,176,265

(1)	Amounts as of January 31, 2014 were derived from the January 31, 2014 audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Revenues:
Subscription services	$143,652	$81,111	$267,059	$149,529
Professional services	43,128	26,444	79,458	49,671

Total revenues	186,780	107,555	346,517	199,200

Costs and expenses(1):
Costs of subscription services	24,373	16,327	45,832	31,257
Costs of professional services	41,267	24,427	77,227	46,196
Product development	77,464	41,168	142,635	77,450
Sales and marketing	78,523	44,150	146,690	82,514
General and administrative	26,922	13,766	47,985	26,690

Total costs and expenses	248,549	139,838	460,369	264,107

Operating loss	(61,769)	(32,283)	(113,852)	(64,907)
Other expense, net	(6,953)	(3,479)	(13,952)	(3,735)

Loss before provision for income taxes	(68,722)	(35,762)	(127,804)	(68,642)
Provision for income taxes	493	216	800	351

Net loss	$(69,215)	$(35,978)	$(128,604)	$(68,993)

Net loss per share, basic and diluted	$(0.38)	$(0.21)	$(0.70)	$(0.40)

Weighted-average shares used to compute net loss per share, basic and diluted	184,319	173,375	183,733	170,617

(1) Costs and expenses include share-based compensation as follows:
Costs of subscription services	$1,608	$401	$2,663	$663
Costs of professional services	3,519	801	5,717	1,276
Product development	16,737	3,465	27,605	5,372
Sales and marketing	7,377	1,805	14,129	2,848
General and administrative	11,541	3,311	19,542	7,040

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net loss	$(69,215)	$(35,978)	$(128,604)	$(68,993)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustment	(15)	—	24	(86)
Net change in unrealized gains (losses) on available-for-sale investments	(503)	46	(330)	129

Other comprehensive income (loss), net of tax	(518)	46	(306)	43

Comprehensive loss	$(69,733)	$(35,932)	$(128,910)	$(68,950)

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Cash flows from operating activities
Net loss	$(69,215)	$(35,978)	$(128,604)	$(68,993)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	14,474	8,051	26,997	14,620
Share-based compensation expenses	40,782	9,783	69,656	17,199
Amortization of deferred costs	4,421	2,756	8,373	5,238
Amortization of debt discount and issuance costs	6,002	2,790	11,922	2,790
Other	242	196	846	170
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(1,441)	(6,808)	(8,454)	323
Deferred costs	(6,433)	(3,867)	(9,896)	(7,103)
Prepaid expenses and other assets	(2,748)	(6,579)	(10,098)	(10,142)
Accounts payable	(23)	1,251	(2,453)	3,672
Accrued expense and other liabilities	(14,602)	(9,191)	(13,511)	6,262
Unearned revenue	19,530	24,680	67,908	40,358

Net cash provided by (used in) operating activities	(9,011)	(12,916)	12,686	4,394
Cash flows from investing activities
Purchases of marketable securities	(365,779)	(441,860)	(1,036,185)	(729,701)
Maturities of marketable securities	414,242	170,159	767,472	576,867
Sales of available-for-sale securities	8,138	—	8,138	—
Business combinations, net of cash acquired	—	—	(26,317)	—
Purchases of property and equipment	(28,409)	(29,732)	(38,282)	(31,627)
Purchase of cost method investment	(10,000)	—	(10,000)	—
Other	—	—	1,000	90

Net cash provided by (used in) investing activities	18,192	(301,433)	(334,174)	(184,371)
Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	584,291	—	584,291
Proceeds from issuance of warrants	—	92,708	—	92,708
Purchase of convertible senior notes hedges	—	(143,729)	—	(143,729)
Proceeds from issuance of common stock from employee equity plans	15,169	2,110	18,165	6,675
Principal payments on capital lease obligations	(4,418)	(2,935)	(7,162)	(6,688)
Shares repurchased for tax withholdings on vesting of restricted stock	(3,284)	—	(8,291)	—
Other	—	72	60	80

Net cash provided by financing activities	7,467	532,517	2,772	533,337
Effect of exchange rate changes	(15)	—	24	(86)

Net increase (decrease) in cash and cash equivalents	16,633	218,168	(318,692)	353,274
Cash and cash equivalents at the beginning of period	246,001	219,264	581,326	84,158

Cash and cash equivalents at the end of period	$262,634	$437,432	$262,634	$437,432

Supplemental cash flow data
Cash paid for interest	$3,369	$303	$3,558	$727
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	—	—	—	115
Vesting of early exercise stock options	471	1,045	944	1,576
Purchases of property and equipment, accrued but not paid	12,171	413	12,171	413

See Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2014 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2014, filed on March 31, 2014. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.

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

Note 2. Marketable Securities

At July 31, 2014, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,393,276	$177	$(286)	$1,393,167
U.S. treasury securities	178,654	122	—	178,776
Commercial paper	107,825	—	—	107,825
U.S. corporate securities	41,987	18	(30)	41,975
Money market funds	42,526	—	—	42,526

	$1,764,268	$317	$(316)	$1,764,269

Included in cash and cash equivalents	$204,524	$—	$(3)	$204,521

Included in marketable securities	$1,559,744	$317	$(313)	$1,559,748

At January 31, 2014, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,125,170	$334	$(50)	$1,125,454
U.S. treasury securities	536,747	88	(47)	536,788
Commercial paper	62,997	—	—	62,997
U.S. corporate securities	11,771	6	—	11,777
Money market funds	90,159	—	—	90,159

	$1,826,844	$428	$(97)	$1,827,175

Included in cash and cash equivalents	$521,956	$3	$(37)	$521,922

Included in marketable securities	$1,304,888	$425	$(60)	$1,305,253

We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of July 31, 2014. No marketable securities held as of July 31, 2014 have been in a continuous unrealized loss position for more than 12 months. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as Current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase of greater than three months and the remainder of the securities is reflected in cash and cash equivalents. During the three and six months ended July 31 2014, we sold $8.1 million of our available-for-sale securities and the realized gain from the sale is immaterial.

Note 3. Deferred Costs

Deferred costs consisted of the following (in thousands):

	July 31, 2014	January 31, 2014
Current:
Deferred professional service costs	$5,487	$3,555
Deferred sales commissions	14,577	12,891

Total	$20,064	$16,446

Noncurrent:
Deferred professional service costs	$1,716	$4,357
Deferred sales commissions	16,986	16,440

Total	$18,702	$20,797

Note 4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	July 31, 2014	January 31, 2014
Computers, equipment and software	$104,627	$75,867
Computers, equipment and software acquired under capital leases	35,899	38,912
Furniture and fixtures	10,528	7,782
Leasehold improvements	29,259	15,885

	180,313	138,446
Less accumulated depreciation and amortization	(74,458)	(60,782)

Property and equipment, net	$105,855	$77,664

Depreciation expense totaled $10.8 million and $7.0 million for the three months ended July 31, 2014 and 2013, respectively, and $20.2 million and $12.6 million for the six months ended July 31, 2014 and 2013, respectively.

These amounts include depreciation of assets recorded under capital leases of $2.3 million and $3.2 million for the three months ended July 31, 2014 and 2013, respectively and $4.8 million and $6.4 million for the six months ended July 31, 2014 and 2013, respectively.

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

Note 6. Goodwill and Acquisition-related Intangible Assets, net

Goodwill and acquisition-related intangible assets consisted of the following (in thousands):

	July 31,	January 31,
	2014	2014
Acquired purchased technology	$4,200	$600
Customer relationship assets	338	338

	4,538	938
Less accumulated amortization	(1,471)	(938)

Intangible assets, net	3,067	—
Goodwill	32,312	8,488

Goodwill and acquisition-related intangible assets, net	$35,379	$8,488

Note 7. Other Assets

Other assets consisted of the following (in thousands):

	July 31, 2014	January 31, 2014
Issuance costs of convertible senior notes	$9,584	$10,625
Acquired land leasehold interest, net	9,939	9,991
Technology patents, net	4,403	4,865
Cost method investment	10,000	—
Other	20,226	20,177

Total	$54,152	$45,658

Amortization expense on our land leasehold interest and technology patents, both of which were acquired in the three months ended January 31, 2014, was $0.3 million and $0.5 million, respectively for the three months and six months ended July 31, 2014. In July 2014, we purchased 1.4 million shares of series D preferred stock in a private company for $10.0 million. The investment is recorded at cost as we do not have significant influence over the company’s operational or financial policies.

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

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of
	July 31, 2014
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,393,167	$1,393,167
U.S. treasury securities	178,776	—	178,776
Commercial paper	—	107,825	107,825
U.S. corporate securities	—	41,975	41,975
Money market funds	42,526	—	42,526

	$221,302	$1,542,967	$1,764,269

Included in cash and cash equivalents			$204,521

Included in marketable securities			$1,559,748

	Fair Value Measurements as of
	January 31, 2014
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,125,454	$1,125,454
U.S. treasury securities	536,788	—	536,788
Commercial paper	—	62,997	62,997
U.S. corporate securities	—	11,777	11,777
Money market funds	90,159	—	90,159

	$626,947	$1,200,228	$1,827,175

Included in cash and cash equivalents			$521,922

Included in marketable securities			$1,305,253

Financial liabilities

The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	July 31, 2014		January 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
0.75% Convertible senior notes	$288,218	$430,938	$281,359	$434,875
1.50% Convertible senior notes	191,075	316,100	187,053	319,219

The difference between the principal amount of the notes, $350.0 million for the 0.75% convertible senior notes and $250.0 million for the 1.50% convertible senior notes, and the carrying value represents the unamortized debt discount. (See Note 9). The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on July 31, 2014 and January 31, 2014.

Based on the closing price of our common stock of $83.84 on July 31, 2014, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were more than their respective principal amounts.

Derivative Financial Instruments

In order to manage certain exposures to currency fluctuations, we initiated a limited hedging program in July 2014 by entering into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in Other expense, net in our condensed consolidated statements of operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. We do not enter into any derivatives for trading or speculative purposes.

As of July 31, 2014 we had outstanding forward contracts with a total notional value of $2.7 million and all contracts have terms of less than sixty days to maturity. The fair value amounts of the derivative assets and the derivative liabilities, each of which is less than $0.1 million as of July 31, 2014, are included in Prepaid expenses and other current assets and in Accrued and other current liabilities, respectively, on our condensed consolidated balance sheet. We are not a party to a master netting agreement with the respective counterparties of the foreign exchange contracts and thus we are not permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. We do not believe we are subject to significant counterparty concentration risk given the short-term nature, volume, and size of the derivative contracts outstanding.

During the three months ended July 31, 2014, we recognized a net gain of less than $0.1 million on non-designated derivative instruments within Other expense, net, in our condensed consolidated statements of operations.

Our foreign currency contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

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

We allocated the total issuance costs incurred to the 2018 Notes and 2020 Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the 2018 Notes and 2020 Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7.2 million and equity issuance costs of $2.0 million. Amortization expense for the liability issuance costs was $0.4 million and $0.7 million, respectively, for the three and six months ended July 31, 2014. For the 2020 Notes, we recorded liability issuance costs of $4.7 million and equity issuance costs of $1.8 million. Amortization expense for the liability issuance costs was $0.2 million and $0.3 million, respectively, for the three and six months ended July 31, 2014.

The Notes consisted of the following (in thousands):

	July 31, 2014		January 31, 2014
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount(1)	(61,782)	(58,925)	(68,641)	(62,947)

Net carrying amount	$288,218	$191,075	$281,359	$187,053

Carrying amount of the equity component(2)	$74,892	$66,007	$74,892	$66,007

(1)	Included in the condensed consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the Notes on the straight-line basis as it approximates the effective interest rate method.
(2)	Included in the condensed consolidated balance sheets within Additional paid-in capital, net of $2.0 million and $1.8 million for the 2018 Notes and 2020 Notes, respectively, in equity issuance costs.

As of July 31, 2014, the remaining life of the 2018 Notes and 2020 Notes is approximately 47 months and 71 months, respectively.

The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2018 Notes and 2020 Notes (in thousands):

	Three Months ended				Six Months ended
	July 31,				July 31,
	2014		2013		2014		2013
	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$657	$937	$321	$458	$1,313	$1,875	$321	$458
Interest cost related to amortization of debt issuance costs	352	169	172	82	704	337	172	82
Interest cost related to amortization of the debt discount	3,454	2,027	1,601	935	6,859	4,022	1,601	935

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

Note 10. Commitments and Contingencies

Leases

We lease office space under noncancelable operating leases in the U.S. and other countries with various expiration dates. In addition, we leased a 6-acre parcel of vacant land under a 95-year lease adjacent to our existing Pleasanton, California leased facility in January 2014. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 15).

The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the period in which we benefit from the lease and have accrued for rent expense incurred but not paid. Rent expense totaled $4.9 million and $2.0 million for the three months ended July 31, 2014 and 2013, respectively, and $9.2 million and $3.8 million for the six months ended July 31, 2014 and 2013, respectively.

We leased certain equipment and related software from an affiliate of Mr. Duffield (see Note 15) and from various third parties. The equipment lease terms contain a bargain purchase option and are therefore classified as capital leases.

Legal Matters

We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 11. Common Stock and Stockholders’ Equity

Common Stock

As of July 31, 2014, there were 98.9 million shares of Class A common stock and 86.9 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.

Employee Equity Plans

Our board of directors adopted the 2012 Equity Incentive Plan, which serves as the successor to our 2005 Stock Plan (EIP). Pursuant to the terms of the EIP, the share reserve increased by 9.2 million shares on March 31, 2014. As of July 31, 2014, we had approximately 50.2 million shares of Class A common stock available for future grants under the EIP.

Our board of directors has also adopted the 2012 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are generally granted twice yearly on June 1 and December 1 and exercisable on the succeeding November 30 and May 31, respectively, of each year. We commenced our first purchase period under the ESPP on June 1, 2013. On May 31, 2014, 194,231 shares of Class A common shares were purchased under the ESPP at a weighted-average price of $66.61 per share, resulting in cash proceeds of $12.9 million. Pursuant to the terms of the ESPP, the share reserve increased by 1.8 million shares on March 31, 2014. As of July 31, 2014, 3.4 million shares of Class A common stock were available for issuance under the ESPP.

Stock Options

A summary of information related to stock option activity during the six months ended July 31, 2014 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2014	20,706,207	$3.93	$1,773
Stock option grants	—	—
Stock options exercised	(1,943,940)	2.69
Stock options canceled	(185,355)	8.68

Balance as of July 31, 2014	18,576,912	$4.01	$1,483

Vested and expected to vest as of July 31, 2014	18,078,824	$3.91	$1,445

Exercisable as of July 31, 2014	13,477,441	$2.85	$1,092

Common Stock Subject to Repurchase

The equity plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of July 31, 2014 and January 31, 2014, we had $5.4 million and $6.4 million respectively, recorded in liabilities related to early exercises of stock options.

Restricted Stock Awards

The EIP provides for the issuance of restricted stock awards to employees. Restricted stock awards generally vest over five years. During the three months and six months ended July 31, 2014, 67,000 and 134,000 shares of restricted stock awards vested and 898,500 restricted awards of Class B common stock are outstanding with weighted average grant date fair value of $12.87, all of which are subject to forfeiture as of July 31, 2024. As of July 31, 2014, there was a total of $11.2 million in unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

Restricted Stock Units

A summary of information related to restricted stock units activity during the six months ended July 31, 2014 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2014	3,966,728	$70.72
Restricted stock units granted	2,865,139	80.91
Restricted stock units vested	(309,370)	64.96
Restricted stock units forfeited	(97,502)	74.54

Balance as of July 31, 2014	6,424,995	$75.49

As of July 31, 2014, there was a total of $421.7 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

Performance-based Restricted Stock Awards

On June 15, 2014, we granted 87,450 performance-based restricted stock units (PRSUs) with a weighted average grant date fair value per share of $83.86. The PRSU awards, which were granted to all employees, include both performance conditions and service conditions. The PRSU awards will be vested if the performance targets are achieved for the fiscal year ended January 31, 2015 and the employees continue to provide service through the vesting date of March 15, 2015. As of July 31, 2014, there was a total of $6.1 million in unrecognized compensation cost related to the PRSU awards, which is expected to be recognized over a weighted-average period of approximately 0.6 years.

Note 12. Other Expense, net

Other expense, net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Interest income	$669	$450	$1,364	$801
Interest expense (1)	(7,765)	(3,879)	(15,473)	(4,301)
Other income (expense)	143	(50)	157	(235)

Other expense, net	$(6,953)	$(3,479)	$(13,952)	$(3,735)

(1)	Interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes, non-cash interest related to amortization of the debt discount and amortization of debt issuance costs (See Note 9).

Note 13. Income Taxes

The effective tax rate for the three months and six months ended July 31, 2014 and 2013 was less than one percent, primarily as a result of the estimated tax loss for the fiscal year 2014 and 2013, respectively. Our tax expense relates to state minimum taxes and foreign income taxes associated with our non-U.S. operations.

There were no material changes to the unrecognized tax benefits in the three months and six months ended July 31, 2014. We intend to review the measurement of the uncertain tax positions attributable to prior years as a result of additional analysis that will be performed once the information necessary to perform the analysis is available. As a result of the additional analysis, it is reasonably possible that the total amount of unrecognized tax benefits related to prior years could be reduced significantly in the next 12 months. An estimate of the range of the reduction cannot be made as the information necessary to complete the analysis is not available. Due to a valuation allowance, any reduction in the uncertain tax positions will not impact the effective tax rate. Due to our history of tax losses, all years remain open to tax audit. We are under examination by the Internal Revenue Service (IRS) for our 2011 tax year.

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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2014		2013		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(36,528)	$(32,687)	$(13,607)	$(22,371)	$(66,916)	$(61,688)	$(21,058)	$(47,935)
Denominator:
Weighted-average common shares outstanding	97,275	87,044	65,571	107,804	95,602	88,131	52,075	118,542
Basic and diluted net loss per share	$(0.38)	$(0.38)	$(0.21)	$(0.21)	$(0.70)	$(0.70)	$(0.40)	$(0.40)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of July 31,
	2014	2013
Shares subject to outstanding common stock options	18,577	23,659
Shares subject to repurchase	1,435	2,067
Shares subject to unvested restricted stock awards, units, and PRSUs	7,411	2,280
Convertible senior notes	7,261	7,261
Warrants related to the issuance of convertible senior notes	7,261	7,261

	41,945	42,528

Note 15. Related-Party Transactions

We currently lease certain office space from an affiliate of Mr. Duffield adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The term of the agreements is 10 years and the total rent due under the agreements is $3.0 million for the fiscal year ended January 31, 2015, and $51.6 million in total. Rent expense under these agreements for the three months ended July 31, 2014 and 2013 was $0.8 million and $0.3 million, respectively and for the six months ended July 31, 2014 and 2013 were $1.5 million and $0.5 million, respectively.

In June 2010, we entered into a capital lease agreement with an affiliate of Mr. Duffield. The lease agreement provides for an equipment lease financing facility to be drawn upon for purchases of certain equipment for use in our business operations. The capital lease under this agreement was paid in full during the three months ended July 31, 2014. The amounts paid in the three months ended July 31, 2013 was $0.6 million. The amounts paid in the six months ended July 31, 2014 and 2013 were $0.1 million and $1.5 million, respectively.

Note 16. Geographic Information

Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
United States	$156,288	$91,335	$288,817	$168,033
International	30,492	16,220	57,700	31,167

Total	$186,780	$107,555	$346,517	$199,200

No single country other than the United States had revenues greater than 10% of total revenues for the three and six months ended July 31, 2014 or 2013. No customer individually accounted for more than 10% of our accounts receivable, net as of July 31, 2014. We had two customers that individually accounted for more than 10% of our accounts receivable, net as of July 31, 2013.

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

We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force targets organizations with more than 1,000 workers. A substantial majority of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to our significant growth in employees. We had approximately 3,150 and approximately 2,100 employees as of July 31, 2014 and 2013, respectively.

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

Subscription services revenues accounted for 77% of our revenues during the three months ended July 31, 2014 and represented over 94% of our total unearned revenue as of July 31, 2014. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, the price of our applications, and to a lesser extent, renewal rates.

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

Costs of professional services revenues. Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The percentage of total revenues derived from professional services was 23% for the three months ended July 31, 2014. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscriptions.

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

Results of Operations

Revenues

Our total revenues for the three and six months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31,			Six Months Ended July 31,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except percentages)
Revenues:
Subscription services	$143,652	$81,111	77%	$267,059	$149,529	79%
Professional services	43,128	26,444	63	79,458	49,671	60

Total revenues	$186,780	$107,555	74	$346,517	$199,200	74

Total revenues were $186.8 million for the three months ended July 31, 2014, compared to $107.6 million during the prior year period, an increase of $79.2 million, or 74%. Subscription services revenues were $143.7 million for the three months ended July 31, 2014, compared to $81.1 million for the prior year period, an increase of $62.6 million, or 77%. The increase in subscription revenues was due primarily to the recognition of revenue for an increased number of customer contracts as compared to the prior year period. Professional services revenues were $43.1 million for the three months ended July 31, 2014, compared to $26.4 million for the prior year period, an increase of $16.7 million, or 63%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.

Total revenues were $346.5 million for the six months ended July 31, 2014, compared to $199.2 million during the prior year period, an increase of $147.3 million, or 74%. Subscription services revenues were $267.1 million for the six months ended July 31, 2014, compared to $149.5 million for the prior year period, an increase of $117.6 million, or 79%. The increase in subscription revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $79.5 million for the six months ended July 31, 2014, compared to $49.7 million for the prior year period, an increase of $29.8 million, or 60%. The increase in professional services revenues was due primarily to a greater number of customers requesting deployment and integration services.

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

Reconciliation of our core operating expenses to the nearest GAAP measure, total operating expenses, is as follows:

	Three Months Ended July 31, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$22,723	$1,608	$42	$24,373
Costs of professional services	37,702	3,519	46	41,267
Product development	59,939	16,737	788	77,464
Sales and marketing	70,908	7,377	238	78,523
General and administrative	14,614	11,541	767	26,922

Total costs and expenses	$205,886	$40,782	$1,881	$248,549

Operating loss	$(19,106)	$(40,782)	$(1,881)	$(61,769)
Operating margin	(10)%	(22)%	(1)%	(33)%

	Three Months Ended July 31, 2013
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$15,926	$401	$—	$16,327
Costs of professional services	23,572	801	54	24,427
Product development	37,385	3,465	318	41,168
Sales and marketing	42,053	1,805	292	44,150
General and administrative	10,283	3,311	172	13,766

Total costs and expenses	$129,219	$9,783	$836	$139,838

Operating loss	$(21,664)	$(9,783)	$(836)	$(32,283)
Operating margin	(20)%	(9)%	(1)%	(30)%

	Six Months Ended July 31, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$43,081	$2,663	$88	$45,832
Costs of professional services	71,375	5,717	135	77,227
Product development	113,560	27,605	1,470	142,635
Sales and marketing	132,050	14,129	511	146,690
General and administrative	28,085	19,542	358	47,985

Total costs and expenses	$388,151	$69,656	$2,562	$460,369

Operating loss	$(41,634)	$(69,656)	$(2,562)	$(113,852)
Operating margin	(12)%	(20)%	(1)%	(33)%

	Six Months Ended July 31, 2013
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$30,586	$663	$8	$31,257
Costs of professional services	44,573	1,276	347	46,196
Product development	71,528	5,372	550	77,450
Sales and marketing	79,283	2,848	383	82,514
General and administrative	19,425	7,040	225	26,690

Total costs and expenses	$245,395	$17,199	$1,513	$264,107

Operating loss	$(46,195)	$(17,199)	$(1,513)	$(64,907)
Operating margin	(23)%	(9)%	(1)%	(33)%

(1)	Core operating expenses is a non-GAAP financial measure that excludes share-based compensation and certain other operating expenses from our total operating expenses calculated in accordance with GAAP. The other operating expenses excluded are employer payroll taxes on employee stock transactions and amortization of acquisition-related intangible assets. See “Non-GAAP Financial Measures” below for further information.

Core operating margins

Core operating margins, calculated using GAAP revenues and core operating expenses, improved from (20)% for the three months ended July 31, 2013 to (10)% for the three months ended July 31, 2014 and improved from (23)% for the six months ended July 31, 2013 to (12)% for the six months ended July 31, 2014. The improvements in our core operating margins in the three and six months ended July 31, 2014 were primarily due to higher subscription services revenues. In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable U.S. generally accepted accounting principles (GAAP) measure, “total operating expenses,” in the table above.

Core operating expenses increased by $76.7 million, or 59% and $142.8 million, or 58%, respectively, for the three and six months ended July 31, 2014 compared to the prior year periods. The increases were primarily due to higher employee-related costs driven by higher headcount.

Costs of subscription services

Core operating expenses in costs of subscription services were $22.7 million for the three months ended July 31, 2014, compared to $15.9 million for the prior year period, an increase of $6.8 million, or 43%. The increase was primarily due to an increase of $2.5 million in employee-related costs driven by higher headcount, an increase of $2.2 million in depreciation expense related to our data centers and an increase of $0.9 million in service contracts expense to expand data center capacity.

Core operating expenses in costs of subscription services were $43.1 million for the six months ended July 31, 2014, compared to $30.6 million for the prior year period, an increase of $12.5 million, or 41%. The increase was primarily due to an increase of $5.0 million in depreciation expense related to our data centers, an increase of $4.6 million in employee-related costs driven by higher headcount and an increase of $2.4 million in service contracts expense to expand data center capacity.

We expect that in the future, core operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.

Costs of professional services

Core operating expenses in costs of professional services were $37.7 million for the three months ended July 31, 2014, compared to $23.6 million for the prior year period, a $14.1 million increase, or 60%. This increase was primarily due to increases of $11.5 million to staff our deployment and integration engagements. Due to the large increase in demand for our professional services versus the prior year, we have increased both our internal professional service staff as well as third-party supplemental staff.

Core operating expenses in costs of professional services were $71.4 million for the six months ended July 31, 2014, compared to $44.6 million for the prior year period, a $26.8 million increase, or 60%. This increase was primarily due to increases of $21.1 million to staff our deployment and integration engagements and $1.7 million in facility and IT-related expenses. Due to the large increase in demand for our professional services versus the prior year, we have increased both our internal professional service staff as well as third-party supplemental staff.

For the current fiscal year, we anticipate professional services margins to be lower than fiscal 2014 as we invest in deploying new customers in financial management applications, medium-size enterprise, and education and government categories, where the third party partner ecosystem is still maturing.

Product development

Core operating expenses in product development were $59.9 million for the three months ended July 31, 2014, compared to $37.4 million for the prior year period, an increase of $22.5 million, or 60%. The increase was primarily due to increases of $16.9 million in employee compensation costs due to higher headcount, $1.6 million in depreciation expense for our development cloud data center, $1.4 million in contracted costs and $1.3 million in facility and IT-related expenses.

Core operating expenses in product development were $113.6 million for the six months ended July 31, 2014, compared to $71.5 million for the prior year period, an increase of $42.1 million, or 59%. The increase was primarily due to increases of $30.2 million in employee compensation costs due to higher headcount, $3.2 million in facility and IT-related expenses, $3.2 million in contracted costs and $2.9 million in depreciation expense for our development cloud data center.

We expect that in the future, product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.

Sales and marketing

Core operating expenses in sales and marketing were $70.9 million for the three months ended July 31, 2014, compared to $42.1 million for the prior year period, an increase of $28.8 million, or 68%. The increase was primarily due to increases of $19.3 million in employee compensation costs due to higher headcount and higher commissionable sales volume, $6.5 million in advertising, marketing and event costs, $1.6 million in travel expenses and $1.1 million in facility and IT-related expenses.

Core operating expenses in sales and marketing were $132.1 million for the six months ended July 31, 2014, compared to $79.3 million for the prior year period, an increase of $52.8 million, or 67%. The increase was primarily due to increases of $36.7 million in employee compensation costs due to higher headcount and higher commissionable sales volume, $10.0 million in advertising, marketing and event costs, $3.0 million in travel expenses and $2.8 million in facility and IT-related expenses.

We expect that sales and marketing expenses will continue to increase in absolute dollars in the future as we continue to invest in sales and marketing by expanding our domestic and international selling and marketing activities, building brand awareness and attracting new customers.

General and administrative

Core operating expenses in general and administrative were $14.6 million for the three months ended July 31, 2014, compared to $10.3 million for the prior year period, an increase of $4.3 million, or 42%. The increase was primarily due to $3.1 million in higher employee compensation costs due to higher headcount and $1.5 million in higher consulting fees.

Core operating expenses in general and administrative were $28.1 million for the six months ended July 31, 2014, compared to $19.4 million for the prior year period, an increase of $8.7 million, or 45%. The increase was primarily due to $5.6 million in higher employee compensation costs due to higher headcount and $3.9 million in facility and IT-related expenses.

We expect general and administrative expenses will increase in absolute dollars as we invest in our infrastructure and incur additional employee-related costs, professional fees and insurance costs related to the growth of our business and international expansion.

Share-Based Compensation Expenses

Share-based compensation expenses were $40.8 million and $69.7 million, respectively, for the three and six months ended July 31, 2014, compared to $9.8 million and $17.2 million, respectively, for the prior year periods. The increase in share-based compensation expenses was primarily due to grants of restricted stock units to existing and new employees during fiscal 2014 and the six months ended July 31, 2014. We changed the cycle in which we grant additional equity awards to existing employees resulting in two grants within the last four fiscal quarters. The next grant to existing employees is planned for the first quarter of fiscal 2016. During the three and six months ended July 31, 2014, the realized excess tax benefits related to share-based compensation was immaterial.

Other Operating Expenses

Other operating expenses include employer payroll tax on employee stock transactions of $1.6 million and $2.0 million, respectively, for the three and six months ended July 31, 2014 and $0.8 million and $1.5 million, respectively for the prior year periods. In addition, other operating expenses included amortization of acquisition-related intangible assets of $0.3 million and $0.5 million, respectively, for the three and six months ended July 31, 2014.

Other Expense, Net

Other expense, net, increased by $3.5 million and $10.2 million for the three and six months ended July 31, 2014, compared to the prior year respective periods. The increases were primarily due to the increased interest expense related to our 0.75% convertible senior notes due July 15, 2018 (2018 Notes) and 1.50% convertible senior notes due July 15, 2020 (2020 Notes, and together with the 2018 Notes, the Notes), as we incurred a full period of interest expense in the three and six months ended July 31, 2014. We issued the Notes in June 2013, and therefore incurred interest on the Notes for only a portion of the three and six months ended July 31, 2013. The contractual cash interest expense was $1.6 million and $3.2 million, respectively, for the three and six months ended July 31, 2014, and $0.8 million for both prior year periods. The non-cash interest expense related to amortization of the debt discount and amortization of debt issuance costs was $6.0 million and $11.9 million, respectively, for the three and six months ended July 31, 2014, and $2.8 million for the both prior year periods.

Liquidity and Capital Resources

As of July 31, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.8 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, commercial paper, money market funds, and U.S. corporate securities.

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

Our cash flows for the three and six months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,011)	$(12,916)	$12,686	$4,394
Investing activities	18,192	(301,433)	(334,174)	(184,371)
Financing activities	7,467	532,517	2,772	533,337
Effect of exchange rate changes	(15)	—	24	(86)

Net increase (decrease) in cash and cash equivalents	$16,633	$218,168	$(318,692)	$353,274

In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus purchases of property and equipment, property and equipment acquired under capital leases and purchases of other (non-acquisition-related) intangible assets. See “Non-GAAP Financial Measures” below for further information.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
GAAP cash flows from operating activities	$(9,011)	$(12,916)	$12,686	$4,394
Capital expenditures	(28,409)	(29,732)	(38,282)	(31,627)
Property and equipment acquired under capital lease	—	—	—	(115)

Free cash flows	$(37,420)	$(42,648)	$(25,596)	$(27,348)

	Trailing Twelve Months Ended July 31,
	2014	2013
GAAP cash flows from operating activities	$54,555	$976
Capital expenditures	(67,380)	(41,523)
Property and equipment acquired under capital lease	—	(14,608)
Purchase of other intangible assets	(15,000)	—

Free cash flows	$(27,825)	$(55,155)

Operating Activities

For the three months ended July 31, 2014, cash used in operating activities was $9.0 million as compared to $12.9 million for the prior year period. The improvement in cash flow was primarily due to increased cash collections driven by growth in the number of our customer sales contracts, partially offset by increases in our headcount and other operational expenses. During the three months ended July 31, 2014, there was a one-time use in net cash provided by operating activities of approximately $18 million to pay out certain accrued but unused paid time off balances as of May 31, 2014. This payout was due to a recent change on our paid time off policy for US exempt employees such that we no longer track or accrue paid time off.

For the six months ended July 31, 2014, cash provided by operating activities was $12.7 million as compared to $4.4 million for the prior year period. The improvement in cash flow was primarily due to increased cash collections driven by growth in our customer sales contracts, partially offset by increases in our headcount and other operational expenses.

Investing Activities

Cash provided by investing activities for the three months ended July 31, 2014 was $18.2 million, which was primarily the result of the timing of purchases and maturities and the $8.1 million proceeds from the sale of one available-for-sale securities, partially offset by capital expenditures of $28.4 million and a $10.0 million of cost method investment. We expect capital expenditures will be approximately $100 million to $110 million for the year ended January 31, 2015. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth. We acquired a leasehold interest in land in Pleasanton adjacent to our existing office space during the three months ended January 31, 2014. We are actively evaluating construction alternatives for this site and therefore have not yet factored any related development costs into our expected capital expenditures described above.

Cash used in investing activities for the three months ended July 31, 2013 was $301.4 million, which was primarily the result of investing the proceeds of our June 2013 convertible senior notes offerings and capital expenditures of $29.7 million.

Cash used in investing activities for the six months ended July 31, 2014 was $334.2 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures of $38.3 million and a $10.0 million of cost method investment. These payments were partially offset by proceeds of $8.1 million from the sale of one available-for-sale securities.

Cash used in investing activities for the six months ended July 31, 2013 was $184.4 million, which was primarily the result of investing the proceeds of our June 2013 convertible senior notes offerings, the timing of maturities and purchases of marketable securities and capital expenditures of $31.6 million.

Financing Activities

For the three months ended July 31, 2014, cash provided by financing activities was $7.5 million, which was primarily due to $15.2 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $3.3 million of Class A common share repurchases for tax withholdings on vesting of restricted stock and $4.4 million in principal payments on our capital lease obligations.

For the three months ended July 31, 2013, cash provided by financing activities was $532.5 million, which was primarily a result of $584.3 million in net proceeds from issuance of the Notes, $92.7 million in proceeds from the issuance of warrants related to the Notes and $2.1 million of proceeds from the exercise of stock options. These proceeds were partially offset by $143.7 million used to purchase convertible senior notes hedges and $2.9 million in principal payments on our capital lease obligations. We purchased the convertible senior notes hedges to offset potential economic dilution to our Class A Common Stock upon any conversion of the Notes.

For the six months ended July 31, 2014, cash provided by financing activities was $2.8 million, which was primarily due to $18.2 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $8.3 million of Class A common share repurchases for tax withholdings on vesting of restricted stock and $7.2 million in principal payments on our capital lease obligations.

For the six months ended July 31, 2013, cash provided by financing activities was $533.3 million, which was primarily due to $584.3 million in net proceeds from issuance of the Notes, $92.7 million in proceeds from the issuance of warrants related to the Notes and $6.7 million of proceeds from the exercise of stock options. These proceeds were partially offset by $143.7 million used to purchase convertible senior notes hedges and $6.7 million in principal payments on our capital lease obligations.

Free Cash Flows

In addition to net cash used by operating activities, management uses free cash flows as a key financial metric. Free cash flows improved by $5.2 million to $(37.4) million for the three months ended July 31, 2014, compared to $(42.6) million for the prior year period. The improvement was primarily due to increased sales and the related cash collections, partially offset by increased capital expenditures and higher operating expenses, driven primarily by increased headcount.

Free cash flows increased by $1.7 million to $(25.6) million for the six months ended July 31, 2014, compared to $(27.3) million for the prior year period. The improvement was primarily due to increased sales and the related cash collections, partially offset by increased capital expenditures.

Non-GAAP Financial Measures

Item 10(e) of Regulation S-K, “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of core operating expenses, core operating margin and free cash flows each meet the definition of a non-GAAP financial measure.

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

•	Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, management believes it is useful to exclude share-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. For restricted share awards, the amount of share-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Moreover, determining the fair value of certain of the share-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related share-based awards. Unlike cash compensation, the value of stock options and the Employee Stock Purchase Plan, which is an element of our ongoing share-based compensation expenses, is determined using a complex formula that incorporates factors, such as market volatility and forfeiture rates, that are beyond our control.

•	Other Operating Expenses. Other operating expenses included employer payroll taxes on employee stock transactions for the three and six months ended July 31, 2014 and 2013 and amortization of acquisition-related intangible assets for the three and six months ended July 31, 2014. The amount of employer payroll taxes on share-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of the ongoing operations.

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

See “Results of Operations—Core Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the three and six months ended July 31, 2014 and 2013.

See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “GAAP cash flows from operating activities,” for the three and six months ended July 31, 2014 and 2013.

Commitments

Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, as well as computer equipment. As of July 31, 2014, the future non-cancelable minimum payments under operating leases were $118.8 million. During the remainder of the year ended January 31, 2015, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.

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

Off-Balance Sheet Arrangements

Through July 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the six months ended July 31, 2014, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2014 filed with the Securities and Exchange Commission (SEC) on March 31, 2014. Subsequent to the filing of our Annual Report on Form 10-K, we added a policy related to business combinations (see Note 1).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date and the fact that the majority of our international contracts are currently in U.S. dollars, our foreign currency exposure has been fairly limited. We anticipate that our exposure to foreign currency fluctuations will increase over time, and we initiated a limited hedging program focused on certain currencies in July 2014. For the current fiscal year and beyond, we expect the percentage of contracts denominated in currencies other than the U.S. dollars to increase.

Interest rate sensitivity

We had cash, cash equivalents and marketable securities totaling $1.8 billion as of July 31, 2014. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, commercial paper, money market funds, and corporate securities. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

An immediate increase of 100-basis points in interest rates would have resulted in a $10.0 million market value reduction in our investment portfolio as of July 31, 2014. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $2.3 million as of July 31, 2014. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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

Our Notes have fixed annual interest rates at 0.75% and 1.50% and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $288.2 million and $191.1 million, respectively, as of July 31, 2014. These represent the liability component of the principal balance of our Notes as of July 31, 2014. The total estimated fair values of the 2018 Notes and 2020 Notes at July 31, 2014 were $430.9 million and $316.1 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at July 31, 2014, which were $123.13 and $126.44, respectively. For further information, see Note 9 to the notes to condensed consolidated financial statements.

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

Problems faced by our third-party data center operations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, or problems faced by AWS, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers or AWS are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or at AWS or any errors, defects, disruptions, or other performance problems with our applications could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers for prepaid and unused subscription services, subject us to potential liability, result in contract terminations, or adversely affect our renewal rates.

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

If we fail to manage our technical operations infrastructure, or experience service outages or delays in the deployment of our applications, we may be subject to liabilities and our reputation and operating results may be adversely affected.

We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, the evolution of our applications and to reduce infrastructure latency associated with dispersed geographic locations. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity.

We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our customer agreements typically provide service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications, we may be contractually obligated to provide these customers with service credits, refunds for prepaid amounts related to unused subscription services, or we could face contract terminations. Any extended service outages could result in customer losses, and adversely affect our reputation, revenues and operating results.

Catastrophic events may disrupt our business.

Our corporate headquarters are located in Pleasanton, California and our data centers are located in Ashburn, Virginia; Lithia Springs, Georgia; Sacramento, California; Portland, Oregon; Dublin, Ireland; and Amsterdam, the Netherlands. We also rely on AWS’s distributed computing infrastructure platform. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our operating results.

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

We have recently experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to approximately 3,150 employees as of July 31, 2014, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that we maintain our corporate culture; that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees; and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

We depend on our senior management team and the loss of one or more key employees could adversely affect our business.

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

An inability to attract and retain highly skilled employees could adversely affect our business and our future growth prospects.

To execute our growth plan, we must attract and retain highly qualified personnel, and our managers must be successful in hiring employees who are a good cultural fit and have the competencies to succeed at Workday. Competition for these personnel is intense, particularly in the San Francisco Bay Area, and especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and may not be able to fill positions in desired geographic areas or at all.

Many of the companies with which we compete for experienced personnel have greater resources than we have and some of these companies may offer greater compensation packages. Particularly in the San Francisco Bay Area, job candidates and existing employees carefully consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Job candidates may also be threatened with legal action by their existing employers if we hire them, which could have a chilling effect on hiring and result in a diversion of our time and resources. We must also continue to retain and motivate existing employees through our compensation practices, company culture and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.

The markets for HCM and financial management applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are Oracle and SAP, well-established providers of HCM and financial management applications, which have long-standing relationships with many customers. Some customers may be hesitant to adopt cloud applications such as ours or to switch vendors, and prefer to maintain their existing relationships with competitors. Oracle and SAP are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, could offer HCM and financial management applications on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances and organic development. For example, Oracle acquired Taleo Corporation, and SAP acquired SuccessFactors and Ariba, Inc. Legacy vendors may also seek to partner with other leading cloud providers, such as the alliance between Oracle and Salesforce.com. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing and Infor Global Solutions. We also face competition from cloud-based vendors including providers of applications for HCM and payroll services such as Ceridian; providers of cloud-based expense management applications such as Concur Technologies, Inc.; and providers of financial management applications such as NetSuite, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our applications. In addition, other companies that provide cloud applications in different target markets, such as Salesforce.com and NetSuite, may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

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

The enterprise cloud computing market is not as mature as the market for on-premise enterprise software. Our success will depend to a substantial extent on the widespread adoption of cloud computing in general, and of HCM and financial management services in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to cloud computing. It is difficult to predict customer adoption rates and demand for our applications, the future growth rate and size of the cloud computing market or the entry of competitive applications. The expansion of the cloud computing market depends on a number of factors, including the cost, performance, and perceived value associated with cloud computing, as well as the ability of cloud computing companies to address security and privacy concerns. If other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing applications as a whole, including our applications, may be negatively affected. If there is a reduction in demand for cloud computing caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues or growth rates and our business could be adversely affected.

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

If we are unable to provide enhancements and new features for our existing applications or new applications that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we are focused on enhancing the features and functionality of our non-HCM applications to enhance their utility to larger customers with complex, dynamic and global operations. The success of enhancements, new features and applications depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or applications. Failure in this regard may significantly impair our revenue growth. In addition, because our applications are designed to operate on a variety of systems, we will need to continuously modify and enhance our applications to keep pace with changes in Internet-related hardware, iOS, Android and other mobile-related technologies and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. We must also appropriately balance the product capability demands of our current customers with the capabilities required to address the broader market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our product development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction and adversely affect our business.

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

Today, our international contracts are only occasionally denominated in local currencies. However, the majority of our international costs are denominated in local currencies. We anticipate that over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We initiated a limited hedging program in July 2014 but we cannot assure that this hedging program will be effective and we will continue to have risk of exchange rate fluctuations on the majority of our foreign currency transactions.

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

We have limited experience in acquiring other businesses. We may not be able to integrate acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	difficulty integrating the intellectual property, operations and accounting systems of the acquired business;

•	difficulty integrating and retaining the personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	difficulty converting the customers of the acquired business onto our applications and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects on our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

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

Our quarterly results of operations, including the levels of our revenues, gross margin, core operating margin, profitability, cash flow and unearned revenue, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•	our ability to attract new customers;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the timing of recognition of revenues;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches;

•	general economic, industry and market conditions;

•	customer renewal rates;

•	increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

•	the mix of applications sold during a period;

•	seasonal variations in sales of our applications, which have historically been highest in our fiscal fourth quarter;

•	the timing and success of new application and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners; and

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

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

Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, and other difficulties may affect one or more of the sectors or countries in which we sell our applications. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that enterprise software spending levels would increase following any recovery.

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

Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations relating to Internet usage. Changes in these laws or regulations could require us to modify our applications in order to comply with these laws or regulations. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications, or negatively impact demand for Internet-based applications such as ours.

In addition, businesses could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the Internet has been adversely affected by “viruses,” “worms” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. These issues could negatively impact demand for our cloud-based applications.

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

As of July 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2025 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability.

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

Risks related to our Class A common stock

Our Chairman and CEO have control over key decision making as a result of their control of a majority of our voting stock.

As of July 31, 2014, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to 67.7 million shares of Class B common stock and 0.1 million shares of Class A common stock. In addition, Mr. Duffield holds 0.1 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. As of July 31, 2014, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7.1 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3.2 million shares of Class B common stock, 1.0 million shares of Class B restricted stock and 0.2 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our CEO and Chairman, respectively, and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is currently publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2014. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until October 11, 2032, or such earlier time: as the shares of Class B common stock represent less than 9% of all outstanding shares of our Class A and Class B common stock; if agreed by the holders of the majority of the Class B common stock; or nine months following the death of both Mr. Duffield and Mr. Bhusri. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our Chairman and CEO retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.

Our stock price has been volatile in the past and may be subject to volatility in the future.

The trading price of our Class A common stock has been volatile historically, and could be subject to wide fluctuations in response to various factors described below. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes. The factors that may affect the trading price of our securities, some of which are beyond our control, include:

•	overall performance of the equity markets;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us, such as high-growth or cloud companies, or in valuation metrics, such as our price to revenues ratio;

•	changes in the estimates of our operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that follow our securities;

•	announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;

•	the exercise of rights held by certain of our stockholders, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders;

•	the size of our market float and significant option exercises;

•	any future issuances of securities;

•	sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the convertible note hedge and warrant transactions related to such convertible senior notes; and

•	our operating performance and the performance of other similar companies.

•	the sale or availability for sale of a large number of shares of our Class A common stock in the public market could cause the price of our Class A common stock to decline.

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

Dated: September 2, 2014

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