Form 10-Q
period 2014-10-31
Workday, Inc.
filed 2014-12-05
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2014, there were approximately 187 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2014	January 31, 2014 (1)
Assets
Current assets:
Cash and cash equivalents	$192,142	$581,326
Marketable securities	1,642,517	1,305,253
Accounts receivable, net	118,943	92,184
Deferred costs	19,024	16,446
Prepaid expenses and other current assets	37,120	28,449
Total current assets	2,009,746	2,023,658
Property and equipment, net	116,640	77,664
Deferred costs, noncurrent	18,342	20,797
Goodwill and acquisition-related intangible assets, net	35,079	8,488
Other assets	52,511	45,658
Total assets	$2,232,318	$2,176,265
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,610	$6,212
Accrued expenses and other current liabilities	34,508	17,999
Accrued compensation	47,510	55,620
Capital leases	4,681	9,377
Unearned revenue	441,324	332,682
Total current liabilities	537,633	421,890
Convertible senior notes, net	484,855	468,412
Capital leases, noncurrent	—	3,589
Unearned revenue, noncurrent	66,807	80,883
Other liabilities	13,807	14,274
Total liabilities	1,103,102	989,048
Stockholders’ equity:
Common stock	185	181
Additional paid-in capital	1,891,872	1,761,156
Accumulated other comprehensive income (loss)	64	269
Accumulated deficit	(762,905)	(574,389)
Total stockholders’ equity	1,129,216	1,187,217
Total liabilities and stockholders’ equity	$2,232,318	$2,176,265

(1)Amounts as of January 31, 2014 were derived from the January 31, 2014 audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Revenues:
Subscription services	$164,403	$93,925	$431,462	$243,454
Professional services	50,667	33,947	130,125	83,618
Total revenues	215,070	127,872	561,587	327,072
Costs and expenses(1):
Costs of subscription services	27,426	18,076	73,258	49,333
Costs of professional services	44,363	30,515	121,590	76,711
Product development	85,270	49,349	227,905	126,799
Sales and marketing	80,681	54,051	227,371	136,565
General and administrative	28,796	16,280	76,781	42,970
Total costs and expenses	266,536	168,271	726,905	432,378
Operating loss	(51,466)	(40,399)	(165,318)	(105,306)
Other expense, net	(8,047)	(6,893)	(21,999)	(10,628)
Loss before provision for income taxes	(59,513)	(47,292)	(187,317)	(115,934)
Provision for income taxes	399	242	1,199	593
Net loss	$(59,912)	$(47,534)	$(188,516)	$(116,527)
Net loss per share, basic and diluted	$(0.33)	$(0.27)	$(1.03)	$(0.68)
Weighted-average shares used to compute net loss per share, basic and diluted	184,310	174,385	182,770	171,269

(1) Costs and expenses include share-based compensation as follows:
Costs of subscription services	$1,959	$783	$4,622	$1,446
Costs of professional services	4,214	1,559	9,931	2,835
Product development	19,191	7,032	46,796	12,404
Sales and marketing	8,678	4,583	22,807	7,431
General and administrative	12,966	5,726	32,508	12,766

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Net loss	$(59,912)	$(47,534)	$(188,516)	$(116,527)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustment	(201)	32	(177)	(54)
Net change in unrealized gains (losses) on available-for-sale investments	302	41	(28)	170
Other comprehensive income (loss), net of tax	101	73	(205)	116
Comprehensive loss	$(59,811)	$(47,461)	$(188,721)	$(116,411)

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Cash flows from operating activities
Net loss	$(59,912)	$(47,534)	$(188,516)	$(116,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,682	9,361	42,679	23,981
Share-based compensation expenses	47,008	19,683	116,664	36,882
Amortization of deferred costs	5,740	3,211	14,113	8,449
Amortization of debt discount and issuance costs	6,083	5,764	18,005	8,554
Other	1,808	86	2,654	256
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(18,598)	(19,997)	(27,052)	(19,674)
Deferred costs	(4,340)	(5,346)	(14,236)	(12,449)
Prepaid expenses and other assets	1,586	(2,652)	(8,512)	(12,794)
Accounts payable	4,056	1,891	1,603	5,563
Accrued expense and other liabilities	15,271	16,458	1,760	22,720
Unearned revenue	26,658	26,151	94,566	66,509
Net cash provided by operating activities	41,042	7,076	53,728	11,470
Cash flows from investing activities
Purchases of marketable securities	(454,219)	(499,787)	(1,490,404)	(1,229,488)
Maturities of marketable securities	368,984	256,240	1,136,456	833,107
Sales of available-for-sale securities	—	—	8,138	—
Business combinations, net of cash acquired	—	—	(26,317)	—
Purchases of property and equipment	(27,699)	(16,757)	(65,981)	(48,384)
Purchase of cost method investment	—	—	(10,000)	—
Other	—	—	1,000	90
Net cash (used in) investing activities	(112,934)	(260,304)	(447,108)	(444,675)
Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	—	—	584,291
Proceeds from issuance of warrants	—	—	—	92,708
Purchase of convertible senior notes hedges	—	—	—	(143,729)
Proceeds from issuance of common stock from employee equity plans	2,615	2,637	20,780	9,312
Principal payments on capital lease obligations	(1,123)	(2,817)	(8,285)	(9,505)
Shares repurchased for tax withholdings on vesting of restricted stock	—	(637)	(8,291)	(637)
Other	91	41	151	121
Net cash provided by (used in) financing activities	1,583	(776)	4,355	532,561
Effect of exchange rate changes	(183)	32	(159)	(54)
Net increase (decrease) in cash and cash equivalents	(70,492)	(253,972)	(389,184)	99,302
Cash and cash equivalents at the beginning of period	262,634	437,432	581,326	84,158
Cash and cash equivalents at the end of period	$192,142	$183,460	$192,142	$183,460
Supplemental cash flow data
Cash paid for interest	$56	$264	$3,614	$991
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	—	—	—	115
Vesting of early exercise stock options	472	398	1,416	1,974
Purchases of property and equipment, accrued but not paid	9,052	1,360	9,052	1,360
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Overview and Basis of Presentation
Company and Background
Workday provides financial management, human capital management, and analytics applications designed for the world's largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer Internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources. We are incorporated in Delaware.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2014 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2014, filed on March 31, 2014. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
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

Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU 2014-9 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for our fiscal year beginning February 1, 2017. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Note 2. Marketable Securities
At October 31, 2014, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,352,592	$317	$(51)	$1,352,858
U.S. treasury securities	189,796	84	(4)	189,876
U.S. corporate securities	99,826	3	(46)	99,783
Commercial paper	80,991	—	—	80,991
Money market funds	42,106	—	—	42,106
	$1,765,311	$404	$(101)	$1,765,614
Included in cash and cash equivalents	$123,097	$—	$—	$123,097
Included in marketable securities	$1,642,214	$404	$(101)	$1,642,517
At January 31, 2014, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,125,170	$334	$(50)	$1,125,454
U.S. treasury securities	536,747	88	(47)	536,788
Commercial paper	62,997	—	—	62,997
U.S. corporate securities	11,771	6	—	11,777
Money market funds	90,159	—	—	90,159
	$1,826,844	$428	$(97)	$1,827,175
Included in cash and cash equivalents	$521,956	$3	$(37)	$521,922
Included in marketable securities	$1,304,888	$425	$(60)	$1,305,253
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of October 31, 2014. No marketable securities held as of October 31, 2014 have been in a continuous unrealized loss position for more than 12 months. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as Current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase of greater than three months and the remainder of the securities is reflected in cash and cash equivalents. During the three months ended October 31, 2014, we did not have any sales of available-for-sale securities. During the nine months ended October 31 2014, we sold $8.1 million of our available-for-sale securities and the realized gain from the sale is immaterial.

Note 3. Deferred Costs
Deferred costs consisted of the following (in thousands):

	October 31, 2014	January 31, 2014
Current:
Deferred professional service costs	$4,297	$3,555
Deferred sales commissions	14,727	12,891
Total	$19,024	$16,446
Noncurrent:
Deferred professional service costs	$1,485	$4,357
Deferred sales commissions	16,857	16,440
Total	$18,342	$20,797

Note 4. Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	October 31, 2014	January 31, 2014
Computers, equipment and software	$117,767	$75,867
Computers, equipment and software acquired under capital leases	35,873	38,912
Furniture and fixtures	11,036	7,782
Leasehold improvements	38,614	15,885
	203,290	138,446
Less accumulated depreciation and amortization	(86,650)	(60,782)
Property and equipment, net	$116,640	$77,664
Depreciation expense totaled $12.7 million and $7.9 million for the three months ended October 31, 2014 and 2013, respectively, and $32.9 million and $20.5 million for the nine months ended October 31, 2014 and 2013, respectively.
These amounts include depreciation of assets recorded under capital leases of $2.3 million and $3.0 million for the three months ended October 31, 2014 and 2013, respectively, and $7.1 million and $9.4 million for the nine months ended October 31, 2014 and 2013, respectively.

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

	October 31, 2014	January 31, 2014
Acquired purchased technology	$4,200	$600
Customer relationship assets	338	338
	4,538	938
Less accumulated amortization	(1,771)	(938)
Intangible assets, net	2,767	—
Goodwill	32,312	8,488
Goodwill and acquisition-related intangible assets, net	$35,079	$8,488

Note 7. Other Assets
Other assets consisted of the following (in thousands):

	October 31, 2014	January 31, 2014
Issuance costs of convertible senior notes	$9,064	$10,625
Acquired land leasehold interest, net	9,912	9,991
Technology patents, net	4,172	4,865
Cost method investment	10,000	—
Other	19,363	20,177
Total	$52,511	$45,658
Amortization expense on our land leasehold interest and technology patents, both of which were acquired in the three months ended January 31, 2014, was $0.3 million and $0.8 million, respectively, for the three months and nine months ended October 31, 2014. In July 2014, we purchased 1.4 million shares of series D preferred stock in a private company for $10.0 million. The investment is recorded at cost as we do not have significant influence over the company’s operational or financial policies.

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
Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of October 31, 2014
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,352,858	$1,352,858
U.S. treasury securities	189,876	—	189,876
U.S. corporate securities	—	99,783	99,783
Commercial paper	—	80,991	80,991
Money market funds	42,106	—	42,106
	$231,982	$1,533,632	$1,765,614
Included in cash and cash equivalents			$123,097
Included in marketable securities			$1,642,517

	Fair Value Measurements as of January 31, 2014
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,125,454	$1,125,454
U.S. treasury securities	536,788	—	536,788
Commercial paper	—	62,997	62,997
U.S. corporate securities	—	11,777	11,777
Money market funds	90,159	—	90,159
	$626,947	$1,200,228	$1,827,175
Included in cash and cash equivalents			$521,922
Included in marketable securities			$1,305,253
Financial liabilities
The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	October 31, 2014		January 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
0.75% Convertible senior notes	$291,721	$460,688	$281,359	$434,875
1.50% Convertible senior notes	193,134	341,719	187,053	319,219
The difference between the principal amount of the notes, $350.0 million for the 0.75% convertible senior notes and $250.0 million for the 1.50% convertible senior notes, and the carrying value represents the unamortized debt discount (see Note 9). The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on October 31, 2014 and January 31, 2014.
Based on the closing price of our common stock of $95.48 on October 31, 2014, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were more than their respective principal amounts.
Derivative Financial Instruments
In order to manage certain exposures to currency fluctuations, we initiated a limited hedging program in fiscal 2015 by entering into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in Other expense, net in our condensed consolidated statements of operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. We do not enter into any derivatives for trading or speculative purposes.

As of October 31, 2014 we had no outstanding forward contracts.
During the nine months ended October 31, 2014, we recognized a gain of less than $0.1 million on non-designated derivative instruments within Other expense, net, in our condensed consolidated statements of operations.
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
Concurrently, we issued 1.50% convertible senior notes due July 15, 2020 (2020 Notes) with a principal amount of $250.0 million (together with the 2018 Notes, referred to as Notes). The 2020 Notes are unsecured, unsubordinated obligations of Workday, and interest is payable in cash in arrears at a fixed rate of 1.5% on January 15 and July 15 of each year, beginning on January 15, 2014. The 2020 Notes mature on July 15, 2020 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2020 Notes prior to maturity.
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
In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option was determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes. The equity components are not remeasured as long as they continue to meet the conditions for equity classification.

We allocated the total issuance costs incurred to the 2018 Notes and 2020 Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the 2018 Notes and 2020 Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7.2 million and equity issuance costs of $2.0 million. Amortization expense for the liability issuance costs was $0.4 million and $0.3 million, respectively, for the three months ended October 31, 2014 and 2013 and $1.1 million and $0.5 million, respectively, for the nine months ended October 31, 2014 and 2013. For the 2020 Notes, we recorded liability issuance costs of $4.7 million and equity issuance costs of $1.8 million. Amortization expense for the liability issuance costs was $0.2 million and $0.2 million, respectively, for the three months ended October 31, 2014 and 2013 and $0.5 million and $0.3 million, respectively, for the nine months ended October 31, 2014 and 2013.
The Notes consisted of the following (in thousands):

	October 31, 2014		January 31, 2014
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount(1)	(58,279)	(56,866)	(68,641)	(62,947)
Net carrying amount	$291,721	$193,134	$281,359	$187,053
Carrying amount of the equity component(2)	$74,892	$66,007	$74,892	$66,007

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
As of October 31, 2014, the remaining life of the 2018 Notes and 2020 Notes is approximately 44 months and 68 months, respectively.
The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2018 Notes and 2020 Notes (in thousands):

	Three Months ended October 31,				Nine Months ended October 31,
	2014		2013		2014		2013
	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$656	$938	$656	$938	$1,969	$2,813	$977	$1,396
Interest cost related to amortization of debt issuance costs	353	168	352	169	1,057	505	524	251
Interest cost related to amortization of the debt discount	3,503	2,059	3,308	1,935	10,362	6,081	4,909	2,870
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
The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the period in which we benefit from the lease and have accrued for rent expense incurred but not paid. Rent expense totaled $5.7 million and $3.6 million for the three months ended October 31, 2014 and 2013, respectively, and $14.9 million and $7.4 million for the nine months ended October 31, 2014 and 2013, respectively.
We leased certain equipment and related software from various third parties. The equipment lease terms contain a bargain purchase option and are therefore classified as capital leases.
Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 11. Common Stock and Stockholders’ Equity
Common Stock
As of October 31, 2014, there were 102.9 million shares of Class A common stock and 84.1 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, transferability and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (EIP) serves as the successor to our 2005 Stock Plan. Pursuant to the terms of the EIP, the share reserve increased by 9.2 million shares on March 31, 2014. As of October 31, 2014, we had approximately 49.7 million shares of Class A common stock available for future grants under the EIP.

We also have a 2012 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. We commenced our first purchase period under the ESPP on June 1, 2013. On May 31, 2014, 194,231 shares of Class A common shares were purchased under the ESPP at a weighted-average price of $66.61 per share, resulting in cash proceeds of $12.9 million. Pursuant to the terms of the ESPP, the share reserve increased by 1.8 million shares on March 31, 2014. As of October 31, 2014, 3.4 million shares of Class A common stock were available for issuance under the ESPP.
Stock Options
The EIP provides for the issuance of stock option awards to employees. Stock option awards generally vest over five years. A summary of information related to stock option activity during the nine months ended October 31, 2014 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2014	20,706,207	$3.93	$1,773
Stock option grants	—	—
Stock options exercised	(2,706,189)	2.90
Stock options canceled	(250,830)	9.65
Balance as of October 31, 2014	17,749,188	$4.01	$1,624
Vested and expected to vest as of October 31, 2014	17,355,265	$3.92	$1,589
Exercisable as of October 31, 2014	13,378,551	$2.95	$1,238
Common Stock Subject to Repurchase
The equity plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of October 31, 2014 and January 31, 2014, we had $4.9 million and $6.4 million, respectively, recorded in liabilities related to early exercises of stock options.
Restricted Stock Awards
The EIP provides for the issuance of restricted stock awards to employees. Restricted stock awards generally vest over five years. During the three months and nine months ended October 31, 2014, 67,000 and 201,000 shares of restricted stock awards vested and 831,500 restricted awards of Class B common stock are outstanding with weighted average grant date fair value of $12.88, all of which are subject to forfeiture as of October 31, 2014. As of October 31, 2014, there was a total of $10.4 million in unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 3.1 years.
Restricted Stock Units
The EIP provides for the issuance of restricted stock units to employees. Restricted stock units generally vest over four years. A summary of information related to restricted stock units activity during the nine months ended October 31, 2014 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2014	3,966,728	$70.72
Restricted stock units granted	3,441,394	81.51
Restricted stock units vested	(820,842)	70.18
Restricted stock units forfeited	(150,437)	74.70
Balance as of October 31, 2014	6,436,843	$76.47

As of October 31, 2014, there was a total of $430.7 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.2 years.
Performance-based Restricted Stock Awards
We granted 11,550 and 99,000 shares of performance-based restricted stock units (PRSUs) during the three and nine months ended October 31, 2014, with a weighted average grant date fair value per share of $86.17 and $84.13, respectively. The PRSU awards, which were granted to all employees, include performance conditions related to company-wide goals and service conditions. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2015 and if the individual employee continues to provide service through the vesting date of March 15, 2015.
As of October 31, 2014, there was a total of $4.9 million in unrecognized compensation cost related to all performance-based restricted stock units, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

Note 12. Other Expense, net
Other expense, net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Interest income	$737	$576	$2,101	$1,377
Interest expense (1)	(7,778)	(7,663)	(23,251)	(11,964)
Other income (expense)	(1,006)	194	(849)	(41)
Other expense, net	$(8,047)	$(6,893)	$(21,999)	$(10,628)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes, non-cash interest related to amortization of the debt discount and amortization of debt issuance costs (See Note 9).

Note 13. Income Taxes
The effective tax rate for the three months and nine months ended October 31, 2014 and 2013 was less than one percent, primarily as a result of the estimated and actual tax loss for the fiscal year 2015 and 2014, respectively. Our tax expense relates to state minimum taxes and income taxes associated with our non-U.S. operations.
There were no material changes to the unrecognized tax benefits for the three months and nine months ended October 31, 2014. We intend to review the measurement of the uncertain tax positions attributable to prior years as a result of additional analysis that will be performed once the information necessary to perform the analysis is available. As a result of the additional analysis, it is reasonably possible that the total amount of unrecognized tax benefits related to prior years could be reduced significantly in the next 12 months. An estimate of the range of the reduction cannot be made as the information necessary to complete the analysis is not available. Due to a valuation allowance, the recognition of any unrecognized tax benefits will not impact the effective tax rate. Due to our history of tax losses, all years remain open to tax audit. However, subsequent to October 31, 2014, the Internal Revenue Service concluded its audit of our calendar 2011 and one month period ended January 31, 2012 federal tax returns and issued a final determination letter. The audit adjustments were immaterial.

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
The net loss per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common shares and Class B common shares as if the loss for the year had been distributed. As the liquidation and dividend rights are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.
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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2014		2013		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(32,981)	$(26,931)	$(19,998)	$(27,536)	$(100,214)	$(88,302)	$(39,899)	$(76,628)
Denominator:
Weighted-average common shares outstanding	101,462	82,848	73,365	101,020	97,159	85,611	58,642	112,627
Basic and diluted net loss per share	$(0.33)	$(0.33)	$(0.27)	$(0.27)	$(1.03)	$(1.03)	$(0.68)	$(0.68)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of October 31,
	2014	2013
Outstanding common stock options	17,754	22,263
Shares subject to repurchase	1,299	1,936
Unvested restricted stock awards, units, and PRSUs	7,378	5,055
Shares related to the convertible senior notes	7,261	7,261
Shares subject to warrants related to the issuance of convertible senior notes	7,261	7,261
	40,953	43,776

Note 15. Related-Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The term of the agreements is 10 years and the total rent due under the agreements is $3.0 million for the fiscal year ended January 31, 2015, and $50.2 million in total. Rent expense under these agreements for the three months ended October 31, 2014 and 2013 was $1.1 million and $0.4 million, respectively, and for the nine months ended October 31, 2014 and 2013 were $2.6 million and $0.9 million, respectively.

In June 2010, we entered into a capital lease agreement with an affiliate of Mr. Duffield. The lease agreement provides for an equipment lease financing facility to be drawn upon for purchases of certain equipment for use in our business operations. The capital lease under this agreement was paid in full during the three months ended July 31, 2014. The amounts paid in the three months ended October 31, 2013 was $0.4 million. The amounts paid in the nine months ended October 31, 2014 and 2013 were $0.1 million and $1.9 million, respectively.

Note 16. Geographic Information
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
United States	$179,823	$107,802	$468,640	$275,836
International	35,247	20,070	92,947	51,236
Total	$215,070	$127,872	$561,587	$327,072
No single country other than the United States had revenues greater than 10% of total revenues for the three and nine months ended October 31, 2014 or 2013. No customer individually accounted for more than 10% of our accounts receivable, net as of October 31, 2014 or January 31, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “strive,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
Workday provides financial management, human capital management, and analytics applications designed for the world's largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer Internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources.
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
We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force generally targets organizations with more than 1,000 workers. A substantial majority of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to our significant growth in employees. We had approximately 3,500 and approximately 2,300 employees as of October 31, 2014 and 2013, respectively.
We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our application development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our sales and marketing organizations to sell our applications globally. We expect to make further significant investments in our data center infrastructure in the fourth quarter of fiscal 2015 as we update our technology and plan for future customer growth. We are also investing in personnel to service our growing customer base. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.
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
Subscription services revenues accounted for 76% of our revenues during the three months ended October 31, 2014 and represented over 90% of our total unearned revenue as of October 31, 2014. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, the price of our applications, and to a lesser extent, renewal rates.
The mix of the applications to which a customer subscribes can affect our financial performance due to price differentials in our applications. Compared to our other offerings, our HCM application has been available for a longer period of time, is more established in the marketplace and has benefited from continued enhancements of the functionality over a longer period of time, all of which help us to improve our pricing for that application. However, new product or service offerings by competitors in the future could impact the mix and pricing of our offerings.
Subscription services fees are recognized ratably as revenues over the contract term generally beginning on the date the application is made available to the customer, which is generally within one week of contract signing. Our subscription contracts typically have a term of three years and are non-cancelable. We generally invoice our customers in advance, in annual installments. Amounts that have been invoiced are initially recorded as unearned revenue. Amounts that have not been invoiced represent backlog and are not reflected in our condensed consolidated financial statements.
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
Costs of professional services revenues. Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors and travel costs. The percentage of total revenues derived from professional services was 24% for the three months ended October 31, 2014. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscriptions.
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

Results of Operations
Revenues
Our total revenues for the three and nine months ended October 31, 2014 and 2013 were as follows:

	Three Months Ended October 31,			Nine Months Ended October 31,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except percentages)
Revenues:
Subscription services	$164,403	$93,925	75%	$431,462	$243,454	77%
Professional services	50,667	33,947	49	130,125	83,618	56
Total revenues	$215,070	$127,872	68	$561,587	$327,072	72
Total revenues were $215.1 million for the three months ended October 31, 2014, compared to $127.9 million during the prior year period, an increase of $87.2 million, or 68%. Subscription services revenues were $164.4 million for the three months ended October 31, 2014, compared to $93.9 million for the prior year period, an increase of $70.5 million, or 75%. The increase in subscription revenues was due primarily to the recognition of revenue for an increased number of customer contracts as compared to the prior year period. Professional services revenues were $50.7 million for the three months ended October 31, 2014, compared to $33.9 million for the prior year period, an increase of $16.8 million, or 49%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Total revenues were $561.6 million for the nine months ended October 31, 2014, compared to $327.1 million during the prior year period, an increase of $234.5 million, or 72%. Subscription services revenues were $431.5 million for the nine months ended October 31, 2014, compared to $243.5 million for the prior year period, an increase of $188.0 million, or 77%. The increase in subscription revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $130.1 million for the nine months ended October 31, 2014, compared to $83.6 million for the prior year period, an increase of $46.5 million, or 56%. The increase in professional services revenues was due primarily to a greater number of customers requesting deployment and integration services.
Core Operating Expenses
Management uses the non-GAAP financial measure of core operating expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance and the ability of operations to generate cash. Management believes that core operating expenses reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as it excludes expenses that are not reflective of ongoing operating results. Management also believes that core operating expenses provide useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
The following discussion of our core operating expenses and the components of our core operating expenses highlights the factors that our management focuses upon in evaluating our operating margin and operating expenses. The increases or decreases in operating expenses discussed in this section do not include changes relating to share-based compensation, and certain other expenses, which consist of employer payroll taxes on employee stock transactions and amortization of acquisition-related intangible assets.

Reconciliation of our core operating expenses to the nearest GAAP measure, total operating expenses, is as follows:

	Three Months Ended October 31, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$25,454	$1,959	$13	$27,426
Costs of professional services	40,080	4,214	69	44,363
Product development	65,451	19,191	628	85,270
Sales and marketing	71,518	8,678	485	80,681
General and administrative	15,500	12,966	330	28,796
Total costs and expenses	$218,003	$47,008	$1,525	$266,536
Operating loss	$(2,933)	$(47,008)	$(1,525)	$(51,466)
Operating margin	(1)%	(22)%	(1)%	(24)%

	Three Months Ended October 31, 2013
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$17,293	$783	$—	$18,076
Costs of professional services	28,792	1,559	164	30,515
Product development	41,927	7,032	390	49,349
Sales and marketing	49,381	4,583	87	54,051
General and administrative	10,366	5,726	188	16,280
Total costs and expenses	$147,759	$19,683	$829	$168,271
Operating loss	$(19,887)	$(19,683)	$(829)	$(40,399)
Operating margin	(16)%	(15)%	(1)%	(32)%

	Nine Months Ended October 31, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$68,535	$4,622	$101	$73,258
Costs of professional services	111,455	9,931	204	121,590
Product development	179,011	46,796	2,098	227,905
Sales and marketing	203,568	22,807	996	227,371
General and administrative	43,585	32,508	688	76,781
Total costs and expenses	$606,154	$116,664	$4,087	$726,905
Operating loss	$(44,567)	$(116,664)	$(4,087)	$(165,318)
Operating margin	(8)%	(20)%	(1)%	(29)%

	Nine Months Ended October 31, 2013
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$47,879	$1,446	$8	$49,333
Costs of professional services	73,365	2,835	511	76,711
Product development	113,455	12,404	940	126,799
Sales and marketing	128,664	7,431	470	136,565
General and administrative	29,791	12,766	413	42,970
Total costs and expenses	$393,154	$36,882	$2,342	$432,378
Operating loss	$(66,082)	$(36,882)	$(2,342)	$(105,306)
Operating margin	(20)%	(11)%	(1)%	(32)%

(1)	See “Non-GAAP Financial Measures” below for further information.
Core operating margins
Core operating margins, calculated using GAAP revenues and core operating expenses, improved from (16)% for the three months ended October 31, 2013 to (1)% for the three months ended October 31, 2014 and improved from (20)% for the nine months ended October 31, 2013 to (8)% for the nine months ended October 31, 2014. The improvements in our core operating margins in the three and nine months ended October 31, 2014 were primarily due to higher subscription services revenues, higher professional services revenues driven by improved utilization rates and increased demand for services, and improvements to operating leverage. In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable GAAP measure, “total operating expenses,” in the table above.
Core operating expenses increased by $70.2 million, or 48% and $213.0 million, or 54%, respectively, for the three and nine months ended October 31, 2014 compared to the prior year periods. The increases were primarily due to higher employee-related costs driven by higher headcount.
Costs of subscription services
Core operating expenses in costs of subscription services were $25.5 million for the three months ended October 31, 2014, compared to $17.3 million for the prior year period, an increase of $8.2 million, or 47%. The increase was primarily due to an increase of $2.6 million in employee-related costs driven by higher headcount, an increase of $2.2 million in depreciation expense related to our data centers and an increase of $1.4 million in service contracts expense to expand data center capacity.
Core operating expenses in costs of subscription services were $68.5 million for the nine months ended October 31, 2014, compared to $47.9 million for the prior year period, an increase of $20.6 million, or 43%. The increase was primarily due to an increase of $7.2 million in depreciation expense related to our data centers, an increase of $7.1 million in employee-related costs driven by higher headcount and an increase of $3.8 million in service contracts expense to expand data center capacity.
We expect that core operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of professional services
Core operating expenses in costs of professional services were $40.1 million for the three months ended October 31, 2014, compared to $28.8 million for the prior year period, a $11.3 million increase, or 39%. This increase was primarily due to increases of $7.8 million to staff our deployment and integration engagements.
Core operating expenses in costs of professional services were $111.5 million for the nine months ended October 31, 2014, compared to $73.4 million for the prior year period, a $38.1 million increase, or 52%. This increase was primarily due to increases of $28.9 million to staff our deployment and integration engagements and $2.7 million in facility and IT-related expenses.
We continue to expect professional services margins to fluctuate over time and anticipate the margin will decrease in the fourth quarter due to normal holiday season slowing.
Product development
Core operating expenses in product development were $65.5 million for the three months ended October 31, 2014, compared to $41.9 million for the prior year period, an increase of $23.6 million, or 56%. The increase was primarily due to increases of $16.9 million in employee compensation costs due to higher headcount, $1.9 million in facility and IT-related expenses, $1.8 million in depreciation expense for our development cloud data center, $1.0 million in consulting expenses and $1.0 million in third party costs for hardware maintenance and data center capacity.
Core operating expenses in product development were $179.0 million for the nine months ended October 31, 2014, compared to $113.5 million for the prior year period, an increase of $65.5 million, or 58%. The increase was primarily due to increases of $47.1 million in employee compensation costs due to higher headcount, $5.1 million in facility and IT-related expenses, $4.7 million in depreciation expense for our development cloud data center and $4.2 million in third party costs for hardware maintenance and data center capacity.
We expect that product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and marketing
Core operating expenses in sales and marketing were $71.5 million for the three months ended October 31, 2014, compared to $49.4 million for the prior year period, an increase of $22.1 million, or 45%. The increase was primarily due to increases of $14.3 million in employee compensation costs due to higher headcount and higher commissionable sales volume, $5.2 million in advertising, marketing and event costs and $1.7 million in travel expenses.
Core operating expenses in sales and marketing were $203.6 million for the nine months ended October 31, 2014, compared to $128.7 million for the prior year period, an increase of $74.9 million, or 58%. The increase was primarily due to increases of $51.1 million in employee compensation costs due to higher headcount and higher commissionable sales volume, $15.2 million in advertising, marketing and event costs, $4.6 million in travel expenses and $3.3 million in facility and IT-related expenses.
We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and administrative
Core operating expenses in general and administrative were $15.5 million for the three months ended October 31, 2014, compared to $10.4 million for the prior year period, an increase of $5.1 million, or 49%. The increase was primarily due to $3.9 million in higher employee compensation costs due to higher headcount and $1.6 million in higher consulting fees.
Core operating expenses in general and administrative were $43.6 million for the nine months ended October 31, 2014, compared to $29.8 million for the prior year period, an increase of $13.8 million, or 46%. The increase was primarily due to $9.5 million in higher employee compensation costs due to higher headcount and $3.3 million in facility and IT-related expenses.
We expect general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our international expansion.
Share-Based Compensation Expenses
Share-based compensation expenses were $47.0 million and $116.7 million, respectively, for the three and nine months ended October 31, 2014, compared to $19.7 million and $36.9 million, respectively, for the prior year periods. The increase in share-based compensation expenses was primarily due to grants of restricted stock units to existing and new employees during fiscal 2014 and the nine months ended October 31, 2014, as well as our changing of the cycle in which we grant additional equity awards to existing employees resulting in two grants within the last four fiscal quarters. The next grant to existing employees is planned for the first quarter of fiscal 2016. During the three and nine months ended October 31, 2014, the realized excess tax benefits related to share-based compensation were immaterial.
Other Operating Expenses
Other operating expenses include employer payroll tax on employee stock transactions of $1.3 million and $3.3 million, respectively, for the three and nine months ended October 31, 2014 and $0.8 million and $2.3 million, respectively, for the prior year periods. In addition, other operating expenses included amortization of acquisition-related intangible assets of $0.3 million and $0.8 million, respectively, for the three and nine months ended October 31, 2014.
Other Expense, Net
Other expense, net, increased by $1.2 million and $11.4 million for the three and nine months ended October 31, 2014, compared to the prior year respective periods. The increase for the nine months ended October 31, 2014 was primarily due to the increased interest expense related to our 0.75% convertible senior notes due October 15, 2018 (2018 Notes) and 1.50% convertible senior notes due October 15, 2020 (2020 Notes, and together with the 2018 Notes, the Notes), as we incurred a full period of interest expense in the nine months ended October 31, 2014. We issued the Notes in June 2013, and therefore incurred interest on the Notes for only a portion of the nine months ended October 31, 2013. The contractual cash interest expense was $1.6 million and $4.8 million, respectively, for the three and nine months ended October 31, 2014, and $1.6 million and $2.4 million, respectively for prior year periods. The non-cash interest expense related to amortization of the debt discount and amortization of debt issuance costs was $6.1 million and $18.0 million, respectively, for the three and nine months ended October 31, 2014, and $5.8 million and $8.6 million, respectively, for the prior year periods.

Liquidity and Capital Resources
As of October 31, 2014, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.8 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, U.S. corporate securities, commercial paper, and money market funds.
We have financed our operations primarily through sales of equity securities, customer payments, and issuance of debt. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services, and acquisition activities. We also may choose to seek additional equity or debt financing.
Our cash flows for the three and nine months ended October 31, 2014 and 2013 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$41,042	$7,076	$53,728	$11,470
Investing activities	(112,934)	(260,304)	(447,108)	(444,675)
Financing activities	1,583	(776)	4,355	532,561
Effect of exchange rate changes	(183)	32	(159)	(54)
Net increase (decrease) in cash and cash equivalents	$(70,492)	$(253,972)	$(389,184)	$99,302
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
GAAP cash flows from operating activities	$41,042	$7,076	$53,728	$11,470
Capital expenditures	(27,699)	(16,757)	(65,981)	(48,384)
Property and equipment acquired under capital lease	—	—	—	(115)
Free cash flows	$13,343	$(9,681)	$(12,253)	$(37,029)

	Trailing Twelve Months Ended October 31,
	2014	2013
GAAP cash flows from operating activities	$88,521	$17,410
Capital expenditures	(78,322)	(57,479)
Property and equipment acquired under capital lease	—	(945)
Purchase of other intangible assets	(15,000)	—
Free cash flows	$(4,801)	$(41,014)
Operating Activities
For the three months ended October 31, 2014, cash provided by operating activities was $41.0 million, as compared to $7.1 million for the prior year period. The improvement in cash flow was primarily due to increased cash collections driven by growth in customer demand for our services, partially offset by increases in our headcount and other operational expenses.
For the nine months ended October 31, 2014, cash provided by operating activities was $53.7 million as compared to $11.5 million for the prior year period. The improvement in cash flow was primarily due to increased cash collections driven by growth in customer demand for our services, partially offset by increases in our headcount and other operational expenses.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2014 was $112.9 million, which was primarily the result of the timing of purchases and maturities of marketable securities and capital expenditures of $27.7 million. We expect capital expenditures will be approximately $100 million to $110 million for the year ended January 31, 2015. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth. We acquired a leasehold interest in land in Pleasanton adjacent to our existing office space during the three months ended January 31, 2014. We are actively evaluating construction alternatives for this site and therefore have not yet factored any related development costs into our expected capital expenditures described above.
Cash used in investing activities for the three months ended October 31, 2013 was $260.3 million, which was primarily the result of investing the proceeds of our June 2013 convertible senior notes offering and capital expenditures of $16.8 million. These cash uses were partially offset by the maturities of marketable securities.
Cash used in investing activities for the nine months ended October 31, 2014 was $447.1 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures of $66.0 million and a $10.0 million cost method investment. These payments were partially offset by proceeds of $8.1 million from the sale of available-for-sale securities.
Cash used in investing activities for the nine months ended October 31, 2013 was $444.7 million, which was primarily the result of investing the proceeds of our June 2013 convertible senior notes offering and capital expenditures of $48.4 million. These cash uses were partially offset by the maturities of marketable securities.
Financing Activities
For the three months ended October 31, 2014, cash provided by financing activities was $1.6 million, which was primarily due to $2.6 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $1.1 million in principal payments on our capital lease obligations.

For the three months ended October 31, 2013, cash used in financing activities was $0.8 million, which was primarily due to $2.8 million in principal payments on our capital lease obligations, offset by $2.6 million of proceeds from the exercise of stock options.
For the nine months ended October 31, 2014, cash provided by financing activities was $4.4 million, which was primarily due to $20.8 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $8.3 million of Class A common share repurchases for tax withholdings on vesting of restricted stock and $8.3 million in principal payments on our capital lease obligations.
For the nine months ended October 31, 2013, cash provided by financing activities was $532.6 million, which was primarily due to $584.3 million in net proceeds from issuance of the Notes, $92.7 million in proceeds from the issuance of warrants related to the Notes and $9.3 million of proceeds from the exercise of stock options. These proceeds were partially offset by $143.7 million to purchase convertible senior notes hedges and $9.5 million in principal payments on our capital lease obligations.
Free Cash Flows
In addition to net cash used by operating activities, management uses free cash flows as a key financial metric. Free cash flows improved by $23.0 million to $13.3 million for the three months ended October 31, 2014, compared to $(9.7) million for the prior year period. The improvement was primarily due to increased sales and the related cash collections, partially offset by increased capital expenditures and higher operating expenses, driven primarily by increased headcount.
Free cash flows increased by $24.8 million to $(12.3) million for the nine months ended October 31, 2014, compared to $(37.0) million for the prior year period. The improvement was primarily due to increased sales and the related cash collections, partially offset by increased capital expenditures and higher operating expenses, driven primarily by increased headcount.
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

•
Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, management believes it is useful to exclude share-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. For restricted share awards, the amount of share-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Moreover, determining the fair value of certain of the share-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related share-based awards. Unlike cash compensation, the value of stock options and shares issued under the Employee Stock Purchase Plan, which is an element of our ongoing share-based compensation expenses, is determined using a complex formula that incorporates factors, such as market volatility and forfeiture rates, that are beyond our control.

•
Other Operating Expenses. Other operating expenses included employer payroll taxes on employee stock transactions for the three and nine months ended October 31, 2014 and 2013 and amortization of acquisition-related intangible assets for the three and nine months ended October 31, 2014. The amount of employer payroll taxes on share-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of our ongoing operations.
Free cash flows
We define free cash flows as net cash provided by (used in) operating activities minus purchases of property and equipment, property and equipment acquired under capital leases and purchases of other (non-acquisition-related) intangible assets. Management uses free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. When calculating free cash flows, we subtract the gross value of all equipment acquired in the period, even when acquired under capital leases, so that we can evaluate our progress on free cash flows independent of our capital financing decisions. Management believes information regarding free cash flows provides investors and others with an important perspective on the cash available to make strategic acquisitions and investments, to fund ongoing operations and to fund other capital expenditures.
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
See “Results of Operations—Core Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the three and nine months ended October 31, 2014 and 2013.
See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “GAAP cash flows from operating activities,” for the three and nine months ended October 31, 2014 and 2013.

Commitments
Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, as well as computer equipment. As of October 31, 2014, the future non-cancelable minimum payments under operating leases were $165.3 million. During the remainder of the year ended January 31, 2015, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.
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

Off-Balance Sheet Arrangements

Through October 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
During the nine months ended October 31, 2014, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2014 filed with the Securities and Exchange Commission (SEC) on March 31, 2014. Subsequent to the filing of our Annual Report on Form 10-K, we added a policy related to business combinations (see Note 1).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date and the fact that the majority of our international contracts are currently in U.S. dollars, our foreign currency exposure has been fairly limited. We anticipate that our exposure to foreign currency fluctuations will increase over time, and we initiated a limited hedging program focused on certain currencies in fiscal 2015. For the current fiscal year and beyond, we expect the percentage of contracts denominated in currencies other than the U.S. dollars to increase.
Interest rate sensitivity
We had cash, cash equivalents and marketable securities totaling $1.8 billion as of October 31, 2014. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate securities, commercial paper, and money market funds. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $10.3 million market value reduction in our investment portfolio as of October 31, 2014. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $2.2 million as of October 31, 2014. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
Our Notes have fixed annual interest rates at 0.75% and 1.50% and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $291.7 million and $193.1 million, respectively, as of October 31, 2014. These represent the liability component of the principal balance of our Notes as of October 31, 2014. The total estimated fair values of the 2018 Notes and 2020 Notes at October 31, 2014 were $460.7 million and $341.7 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at October 31, 2014, which were $131.63 and $136.69, respectively. For further information, see Note 9 of the notes to condensed consolidated financial statements.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we are involved in various legal proceedings and claims related to alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other claims.
We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement. We evaluate these claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, and the expected effect on us. Our technologies may be subject to injunction if they are found to infringe the rights of a third party. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim.
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
In addition, we rely upon Amazon Web Services (AWS), which provides a distributed computing infrastructure platform for business operations, to operate certain aspects of our services, including a portion of our big data analytics application and certain environments for development testing, training and sales demonstrations. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business could be adversely impacted.
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
Our corporate headquarters are located in Pleasanton, California and we have a number of data centers located in Ashburn, Virginia; Lithia Springs, Georgia; Portland, Oregon; Dublin, Ireland; and Amsterdam, the Netherlands. We also rely on AWS’s distributed computing infrastructure platform. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our operating results.
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
We have recently experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to approximately 3,500 employees as of October 31, 2014, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that we maintain our corporate culture; that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees; and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
The markets for financial management and HCM applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are SAP and Oracle, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to adopt cloud applications such as ours or to switch vendors, and prefer to maintain their existing relationships with competitors. SAP and Oracle are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, could offer financial management and HCM applications on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances and organic development. Legacy vendors may also seek to partner with other leading cloud providers, such as the alliance between Oracle and Salesforce.com. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing and Infor Global Solutions. We also face competition from cloud-based vendors including providers of applications for HCM and payroll services such as Ceridian; providers of cloud-based expense management applications such as Concur Technologies, Inc. (which is being acquired by SAP); and providers of financial management applications such as NetSuite, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our applications. In addition, other companies that provide cloud applications in different target markets, such as Salesforce.com and NetSuite, may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.
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
The enterprise cloud computing market is not as mature as the market for on-premise enterprise software. Our success will depend to a substantial extent on the widespread adoption of cloud computing in general, and of financial management and HCM services in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to cloud computing. It is difficult to predict customer adoption rates and demand for our applications, the future growth rate and size of the cloud computing market or the entry of competitive applications. The expansion of the cloud computing market depends on a number of factors, including the cost, performance, and perceived value associated with cloud computing, as well as the ability of cloud computing companies to address security and privacy concerns. If other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing applications as a whole, including our applications, may be negatively affected. If there is a reduction in demand for cloud computing caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues or growth rates and our business could be adversely affected.
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
We rely on our reputation and recommendations from key customers in order to promote subscriptions to our applications. The loss of, or failure to renew by, any of our key customers could have a significant impact on our revenues, reputation and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers. Acquisitions of our partners could also result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications.
Our business could be adversely affected if our customers are not satisfied with the deployment services provided by us or our partners.
Our business depends on our ability to satisfy our customers, both with respect to our application offerings and the professional services that are performed to help our customers use features and functions that address their business needs. Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of our deployment services. If customers are not satisfied with the quality of work performed by us or a third party or with the type of professional services or applications delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. We must also align our product development and professional services operations in order to ensure that customers’ evolving needs are met. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
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

•	laws, customs and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-corruption laws including the Foreign Corrupt Practices Act;

•	adverse tax consequences; and

•	unstable regional and economic political conditions.
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
We have acquired, and may in the future acquire, other companies, employee teams or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
We have acquired, and may in the future acquire, other companies, employee teams or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel or otherwise offer growth opportunities. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
We have limited experience in acquisitions. We may not be able to integrate acquired personnel, operations and technologies successfully or effectively manage the combined operations following the acquisition. We also may not achieve the anticipated benefits from the acquisitions due to a number of factors, including:

•	inability to integrate or benefit from acquisitions in a profitable manner;

•	incurrence of acquisition-related costs or liabilities, some of which may be unanticipated;

•	difficulty integrating the intellectual property, operations and accounting systems of the acquired business;

•	difficulty integrating and retaining the personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

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
We generally recognize subscription services revenues from customers ratably over the terms of their contracts, which are typically three years. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers generally is recognized over the applicable subscription term.
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
In addition, our customers have no obligation to renew their subscriptions for our applications after the expiration of the initial subscription period. Our customers may renew for fewer elements of our applications or on different pricing terms. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our pricing or our applications and their ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our applications on similar pricing terms, our revenues may decline and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.
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
Our success and ability to compete depend in part upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and our business.
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
As of October 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2025 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of October 31, 2014, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to 67.7 million shares of Class B common stock and 0.1 million shares of Class A common stock. In addition, Mr. Duffield holds 0.1 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. As of October 31, 2014, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7.1 million shares of Class B common stock and 0.1 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3.2 million shares of Class B common stock, 1.0 million shares of Class B restricted stock and 0.2 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our CEO and Chairman, respectively, and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is currently publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2014. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until October 11, 2032, or such earlier time: as the shares of Class B common stock represent less than 9% of all outstanding shares of our Class A and Class B common stock; if agreed by the holders of the majority of the Class B common stock; or nine months following the death of both Mr. Duffield and Mr. Bhusri. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

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

•	our operating performance and the performance of other similar companies; and

•	the sale or availability for sale of a large number of shares of our Class A common stock in the public market could cause the price of our Class A common stock to decline.
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
As a result of these convertible notes offerings, we incurred $350.0 million principal amount of indebtedness, which we may be required to pay at maturity in 2018, and $250.0 million principal amount of indebtedness, which we may be required to pay at maturity in 2020, or, in each of the foregoing, upon the occurrence of a fundamental change (as defined in the applicable indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 5, 2014

Workday, Inc.

/s/ Mark S. Peek
Mark S. Peek
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X