Form 10-K
period 2015-01-31
Workday, Inc.
filed 2015-03-25
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the Registrant as of July 31, 2014 (based on a closing price of $83.84 per share) held by non-affiliates was approximately $9 billion. As of February 28, 2015, there were approximately 189 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2015. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2015.

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
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activities, performance, or achievements. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.
As used in this report, the terms “Workday,” “Registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.

ITEM 1.    BUSINESS

Overview
Workday is a leading provider of enterprise cloud applications for finance and human resources. Founded in 2005, Workday delivers financial management, human capital management and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. Hundreds of organizations, ranging from medium-sized businesses to Fortune 50 enterprises, have selected Workday. We achieved this leadership position through our innovative and adaptable technology, focus on the consumer Internet experience and cloud delivery model.
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
Workday is leading the way in helping organizations better manage their financial and human capital resources. As part of our applications, we deliver embedded analytics that capture the content and context of everyday business events, facilitating fast and informed decision-making from wherever users are working. In addition, we provide an intuitive user experience similar to those of leading consumer Internet sites, reducing the time for training on our applications.

Since Workday is delivered in the cloud, organizations can embrace change in their operating environments with support for new regulatory requirements, increased performance and enhancement of the user experience that we deliver through our rapid innovation cycle of frequent functionality-rich feature releases. We currently provide feature releases two times per year as part of the subscription agreement and when the new feature releases are delivered, the prior version is fully replaced. As a result, all Workday customers are on the same version at all times. Feature releases are included in our customers’ Workday subscription and are not subject to an additional fee. Workday customers benefit from the most current technologies without the burden of large upgrade costs typically associated with traditional on-premise software.

We deliver our cloud applications using an innovative technology foundation that leverages the most recent advances in cloud computing and data management and allows us to deliver applications that are highly functional, flexible and fast. Our use of a multi-tenant architecture in which customers are on the same version of our software enables innovations to be deployed quickly. In addition, we use objects to represent real-world entities such as employees, benefits, budgets, charts of accounts and organizations, combining business logic and data in one place and creating actionable analytics that are part of our core transactional systems of record. Our use of in memory data management allows rapid and efficient delivery of embedded business intelligence. We also provide open, standards-based web-services application programming interfaces and pre-built packaged integrations and connectors called Cloud Connect. This shift in approach substantially reduces the need for our customers to buy and support a broad range of IT infrastructure, significantly reducing costs and complexity.
Our Applications
Workday Financial Management
Workday Financial Management is a comprehensive, unified application built on a single, global core with a full range of financial capabilities, relevant analytics and metrics, and fully auditable process management built to help manage financial processes for global organizations.

Workday Financial Management provides the core finance functions of general ledger, global accounting, revenue management, accounts payable, employee expense management, and accounts receivable, along with tools to help organizations manage their cash, assets, contracts, grants, expenses, procurement, and support their financial reporting requirements. It also provides management reporting and analysis in real time without the use of complex and expensive bolt-on data warehouses and business intelligence systems.
Workday HCM
Designed for the largest organizations in the world, Workday Human Capital Management (Workday HCM) allows an organization to staff, pay, organize, and develop its global workforce. This unified application includes global human resources management (workforce lifecycle management, organization management, compensation, absence, and employee benefits administration) and global talent management (goal management, performance management, succession planning, and career and development planning). Workday HCM also includes project and work management designed to enable organizations to create, manage and track initiatives, build project plans and utilize project breakdown structures that include phases, tasks, and milestones.
Workday HCM is also unified with Workday Recruiting and Workday Payroll. Workday Recruiting is an end-to-end application that supports the needs of candidates, hiring managers, the interview team, and recruiters. Workday Payroll is a modern payroll application designed to address the full spectrum of enterprise payroll needs and provides control, accuracy and flexibility to support the unique needs of organizations.

Workday Insight Applications
Workday Insight Applications is a suite of applications that leverage advanced data science and machine learning methodologies to help customers make smarter financial and workforce decisions. Each Workday Insight Application is designed to address specific business scenarios by providing insights and surfacing predictions, and is expected to recommend actions that a decision-maker can take. All of these capabilities will be delivered in an intuitive, mobile environment that is unified with the entire Workday system.
Customers
We currently have hundreds of customers, with a focus on large, global organizations. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large corporation, which has entered into a master subscription agreement with us to access our cloud applications, including customers that are in the process of deploying our applications. While a single customer may have multiple organizations, operating segments or locations, we only include the customer once for this metric. We exclude from our customer count small- to medium-sized business customers who have contracted for our subscription services through our reseller partner.
Our current customer base spans numerous industry categories, including technology, financial services, business services, healthcare and life sciences, manufacturing, consumer and retail, and education and government. No individual customer represented more than 10% of our revenues in the year ended January 31, 2015.

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
Employees
As of January 31, 2015, we had approximately 3,750 employees. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
Sales and Marketing
We sell substantially all of our software applications through our direct sales organization. Our direct sales team is composed of inside sales and field sales personnel who are generally organized by geography, account size, and application type.
We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs and through our strategic relationships. Our marketing programs target finance and HR executives, technology professionals, and senior business leaders.

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
Product Development
Our ability to compete depends in large part on our continuous commitment to product development and our ability to rapidly introduce new applications, technologies, features and functionality. Our product development organization is responsible for the design, development, testing and certification of our applications. We focus our efforts on developing new applications and core technologies and further enhancing the usability, functionality, reliability, performance, and flexibility of existing applications.
Product development expenses were $317 million, $182 million and $103 million for the years ended January 31, 2015, 2014 and 2013, respectively.
Competition
The overall market for enterprise application software is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs and frequent introductions of new applications. We currently compete with large, well-established, enterprise application software vendors, such as Oracle Corporation (Oracle) and SAP SE (SAP). Oracle and SAP are established enterprise software companies that have greater name recognition, larger customer bases, much longer operating histories and significantly greater financial, technical, sales, marketing, and other resources than we have and are able to provide comprehensive business applications that are broader in scope than our current suite of applications. We also face competition from other enterprise software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include The Ultimate Software Group, Inc., Automated Data Processing, Inc., and Infor Global Solutions, amongst others. We also face competition from cloud-based vendors including: providers of applications for HCM and payroll services, such as Ceridian, Inc.; providers of cloud-based expense management applications such as Concur Technologies, Inc., which was acquired by SAP; and providers of financial management applications such as NetSuite, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our applications. In addition, other cloud companies that provide services in different markets may develop solutions in our target markets, and some potential customers may elect to develop their own internal solutions. However, the domain expertise that is required for a successful solution in the areas of financial management, HCM and analytics may inhibit new entrants that are unable to invest the necessary capital to accurately reflect global requirements and regulations. We expect continued consolidation in our industry that could lead to significantly increased competition.
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
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We require our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position. Our patents begin to expire in 2017.
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
Our applications involve the storage and transmission of our customers’ proprietary information, including personal or identifying information regarding their employees, customers and suppliers, as well as their finance and payroll data. As a result, unauthorized or excessive access or security breaches could result in the loss of information, litigation, indemnity obligations and other liabilities. While we have security measures in place designed to protect customer information and prevent data loss and other security breaches, if these measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liabilities. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to issue refunds or service credits to customers for prepaid and unused subscription services, or result in lawsuits, regulatory fines or other action or liabilities, which could adversely affect our operating results.
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
In addition, we rely upon Amazon Web Services (AWS), which provides a distributed computing infrastructure platform for business operations, to operate certain aspects of our services, such as environments for development testing, training and sales demonstrations. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business could be adversely impacted.
Problems faced by our third-party data center operations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, or problems faced by AWS, could adversely affect the experience of our customers. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers or AWS are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or at AWS or any errors, defects, disruptions, or other performance problems with our applications could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers for prepaid and unused subscription services, subject us to potential liabilities, result in contract terminations, or adversely affect our renewal rates.
Furthermore, our financial management application is essential to our customers’ financial projections, reporting and compliance programs, particularly customers who are public reporting companies. Any interruption in our service may affect the availability, accuracy or timeliness of these and as a result could damage our reputation, cause our customers to terminate their use of our applications, require us to indemnify our customers against certain losses and prevent us from gaining additional business from current or future customers.
If we fail to manage our technical operations infrastructure, or experience service outages or delays in the deployment of our applications, we may be subject to liabilities and our reputation and operating results may be adversely affected.
We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, the evolution of our applications and to reduce infrastructure latency associated with dispersed geographic locations. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages. If our operations infrastructure fails to scale, customers may experience delays as we seek to obtain additional capacity.
We have experienced, and may in the future experience, system disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our customer agreements typically provide service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications, we may be contractually obligated to issue refunds or service credits to customers for prepaid and unused subscription services, or we could face contract terminations. Any extended service outages could result in customer losses, and adversely affect our reputation, revenues and operating results.
Catastrophic events may disrupt our business.
Our corporate headquarters are located in Pleasanton, California and we have data centers located in Ashburn, Virginia; Lithia Springs, Georgia; Portland, Oregon; Sacramento, California; Dublin, Ireland; and Amsterdam, the Netherlands. We also rely on AWS’s distributed computing infrastructure platform. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our operating results.
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
The costs of compliance with, and other burdens imposed by, privacy laws and regulations that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use and transmit demographic and personal information of their employees, customers and suppliers, which could limit the use, effectiveness and adoption of our applications and reduce overall demand. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption, effectiveness or use of our applications.
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

We have experienced rapid growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls or adequately address competitive challenges.
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to approximately 3,750 employees as of January 31, 2015, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
We depend on our senior management team and the loss of one or more key employees could adversely affect our business.
Our success depends largely upon the continued services of our executive officers. We also rely on our leadership team in the areas of product development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors in product development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees and any failure to develop an appropriate succession plan for these persons could have a serious adverse effect on our business.
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

If we cannot maintain our corporate culture, we could lose the innovation, teamwork and passion that we believe contribute to our success, and our business may be harmed.
We believe that a critical component of our success has been our corporate culture, as reflected in our core values: employees, customer service, innovation, integrity and fun. We have invested substantial time and resources in building our team. As we continue to grow and develop the infrastructure associated with being a public company, we will need to maintain our corporate culture among a larger number of employees. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
The markets for financial management and HCM applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are SAP and Oracle, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours, and prefer to maintain their existing relationships with competitors. SAP and Oracle are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, could offer financial management and HCM applications on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances and organic development. Legacy vendors may also seek to partner with other leading cloud providers, such as the alliance between Oracle and Salesforce.com. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing and Infor Global Solutions. We also face competition from cloud-based vendors including providers of applications for HCM and payroll services such as Ceridian; providers of cloud-based expense management applications such as Concur Technologies, Inc. (which was acquired by SAP); and providers of financial management applications such as NetSuite, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our applications. In addition, other companies that provide cloud applications in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.
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
If the market for enterprise cloud computing grows more slowly than in recent years, our business could be adversely affected.
The enterprise cloud computing market is not as mature as the market for on-premise enterprise software. Our success will depend to a substantial extent on the continued growth of cloud computing in general, and of financial management and HCM services in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to cloud computing. It is difficult to predict customer adoption rates and demand for our applications, the future growth rate and size of the cloud computing market or the entry of competitive applications. The continued expansion of the cloud computing market depends on a number of factors, including the cost, performance, and perceived value associated with cloud computing, as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside of the United States. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing applications as a whole, including our applications, may be negatively affected. If there is a reduction in demand for cloud computing caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenues or growth rates and our business could be adversely affected.
To date, we have derived a substantial majority of our subscription services revenues from our HCM application. Our efforts to increase sales of our HCM application as well as our other applications may not succeed, and may reduce our revenue growth rate.
To date, we have derived a substantial majority of our subscription services revenues from our HCM application. Any factor adversely affecting sales of this application, including application release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could adversely affect our business and operating results. Our participation in the markets for our financial management and analytics applications is more recent, and it is uncertain whether these areas will ever result in significant revenues for us. Further, the introduction of new applications beyond these markets may not be successful.
If we are not able to provide successful enhancements, new features and modifications, our business could be adversely affected.
If we are unable to provide enhancements and new features for our existing applications or new applications that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to enhance their utility to larger customers with complex, dynamic and global operations. The success of enhancements, new features and applications depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or applications. Failure in this regard may significantly impair our revenue growth. In addition, because our applications are designed to operate on a variety of systems, we will need to continuously modify and enhance our applications to keep pace with changes in Internet-related hardware, iOS, Android and other mobile-related technologies and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. We must also appropriately balance the product capability demands of our current customers with the capabilities required to address the broader market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our product development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction and adversely affect our business.
Our applications must integrate with a variety of third-party technologies, and if we are unable to ensure that our solutions interoperate with such technologies, demand for our applications and our operating results could be adversely affected.
Our applications must integrate with a variety of technologies and we will need to continuously modify and enhance our applications to adapt to changes in operating systems, hardware, software, communication, browser and database technologies. Any failure of our solutions to operate effectively with future technologies or our failure to respond to changes in a timely and effective manner could reduce the demand for our applications, result in customer dissatisfaction and harm our operating results and business.
If our applications fail to perform properly, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.
Our applications are inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our applications could result in:

•	loss or delayed market acceptance and sales;

•	breach of warranty claims;

•	issue refunds or service credits to customers for prepaid and unused subscription services;

•	loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.
The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results.
Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability or performance of our applications could be adversely affected by a number of factors, including customers’ inability to access the Internet, the failure of our network or software systems, security breaches or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain of these events. For example, our customers access our applications through their Internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ access to our applications, which could adversely affect their perception of our applications’ reliability and our revenues. In addition to potential liability, if we experience interruptions in the availability of our applications, our reputation could be adversely affected and we could lose customers.

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
Our ability to increase revenues and achieve and maintain profitability depends, in large part, on widespread acceptance of our applications by large businesses and other organizations. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our applications may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. In addition, our target customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors. Our typical sales cycles are six to twelve months, and we expect that this lengthy sales cycle may continue or increase as customers adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period.
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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. To date, we have not realized a substantial portion of our revenues from customers headquartered outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our applications for specific countries, including translation into foreign languages and associated expenses;

•	the need for a go-to-market strategy that aligns product management efforts and the development of supporting infrastructure;

•	data privacy laws which require that customer data be stored and processed in a designated territory;

•	difficulties in appropriately staffing and managing foreign operations and providing appropriate compensation for local markets;

•	difficulties in leveraging executive presence and company culture globally;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•
weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws, customs and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-corruption laws including the Foreign Corrupt Practices Act;

•	the effects of currency fluctuations on our revenues and customer demand for our services;

•	adverse tax consequences; and

•	unstable regional and economic political conditions.
Today, our international contracts generally are not denominated in local currencies. However, the majority of our international costs are denominated in local currencies. We anticipate that over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We have a limited hedging program but we cannot assure that this hedging program will be effective and we will continue to have risk of exchange rate fluctuations on the majority of our foreign currency transactions.
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
We have incurred significant losses in each period since our inception in 2005. These losses and our accumulated deficit reflect the substantial investments we made to acquire new customers and develop our applications. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, product development expenses, operations costs and general and administrative costs, and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years. You should not consider our recent growth in revenues as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future, nor that, if we do become profitable, we will sustain profitability.

We may not receive significant revenues from our current development efforts for several years, if at all.

Developing software applications is expensive and the investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in development and related product opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.
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
We generally recognize subscription services revenues from customers ratably over the terms of their contracts, which are typically three years. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers generally are recognized over the applicable subscription term.
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
We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense and attention. It can take nine months or longer before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
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
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, and other difficulties may affect one or more of the sectors or countries in which we sell our applications. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that enterprise software spending levels would increase following any recovery.
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
We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and our business.
We may be sued by third parties for alleged infringement of their proprietary rights.
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, they may claim that our applications and underlying technology infringe or violate their intellectual property rights, even if we are unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
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
In addition, businesses could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. Businesses have been adversely affected by “viruses,” “worms” and similar malicious programs and have experienced a variety of outages and other delays as a result of damage to Internet infrastructure. These issues could negatively impact demand for our cloud-based applications.
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
The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is challenging and costly. In the future, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the New York Stock Exchange (NYSE), the SEC, or other regulatory authorities, which could require additional financial and management resources. In addition, because we use Workday's financial management application, any problems that we experience with financial reporting and compliance could be negatively perceived by prospective or current customers, and negatively impact demand for our applications.
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
As of January 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2025 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows. If our customers must pay additional fines or penalties, it could adversely affect demand for our services.
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
As of January 31, 2015, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to 67.7 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Duffield holds 0.1 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. As of January 31, 2015, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7.1 million shares of Class B common stock and 0.1 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3.2 million shares of Class B common stock, 1.0 million shares of Class B restricted stock and 0.2 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is currently publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of January 31, 2015. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

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

•	our operating performance and the performance of other similar companies; and

•	the sale or availability for sale of a large number of shares of our Class A common stock in the public market.
Additionally, the stock markets have at times experienced extreme price and volume fluctuations that have affected and may in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future.

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
As a result of these convertible notes offerings, we incurred $350.0 million principal amount of indebtedness, which we may be required to pay at maturity in 2018, and $250.0 million principal amount of indebtedness, which we may be required to pay at maturity in 2020, or upon the occurrence of a fundamental change (as defined in the applicable indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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

•
our dual class common stock structure, which provides our chairman and CEO with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

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
We have broad discretion in the application of the net proceeds that we received from our initial public offering, our convertible senior notes offerings and our follow-on offering, including working capital, possible acquisitions and other general corporate purposes, and we may spend or invest these proceeds in a way with which our investors disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from these offerings in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our securities.
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
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters, which includes operations and product development facilities, is located in Pleasanton, California, and consists of approximately 322,088 square feet of space under multiple leases.
We also lease offices in various North American, European and Asian locations. We expect to expand our facilities capacity, including at our corporate headquarters and in certain field locations, during fiscal 2016. An affiliate of our Chairman, Mr. Duffield, acquired commercial real estate in close proximity to our corporate headquarters in 2013. At the time of this acquisition, we had existing leases in the buildings acquired by an affiliate of Mr. Duffield. During the year ended January 31, 2015, we leased approximately 110,000 of additional square footage from the same affiliate of Mr. Duffield. We expect to lease additional space at that site in the coming year and beyond. We have and will continue to seek independent evaluations of current market rates at the time we sign new leases with the goal of leasing at a rate comparable to the current market price. In January 2014, we acquired a 95 year lease for a 6.9 acre parcel of land adjacent to our existing Pleasanton, California leased facilities. The lease affords us the opportunity to develop office space for employees in Pleasanton, California. We paid $10 million to acquire the lease and $2 million in prepaid rent through December 31, 2020. If construction does not commence by June 30, 2015, we will be required to make additional payments to the lessor, ranging from $0.2 million to $1 million based on the length of the delay. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

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

	High	Low
Year ended January 31, 2015
First quarter	$116.47	$64.21
Second quarter	$92.15	$65.75
Third quarter	$97.40	$75.23
Fourth quarter	$97.16	$76.36
Year ended January 31, 2014
First quarter	$65.00	$50.26
Second quarter	$69.75	$59.87
Third quarter	$84.42	$67.78
Fourth quarter	$94.55	$70.84
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
Stockholders
As of January 31, 2015, there were 44 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 240 stockholders of record of our Class B common stock.
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

	Base Period
Company/Index	10/12/2012	1/31/2013	1/31/2014	1/31/2015
Workday, Inc.	$100.00	$109.71	$183.90	$163.20
S&P 500 Index	100.00	105.57	128.26	$146.50
S&P 1500 Application Software Index	100.00	110.49	138.28	$151.34

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

	Year Ended January 31,				One Month Ended January 31,	Year Ended December 31,
	2015	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription services	$613,328	$354,169	$190,320	$88,634	$4,814	$36,594
Professional services	174,532	114,769	83,337	45,793	2,468	31,461
Total revenues	787,860	468,938	273,657	134,427	7,282	68,055
Costs and expenses(1):
Costs of subscription services	102,476	69,195	39,251	22,342	1,187	11,419
Costs of professional services	162,327	107,615	77,284	43,026	2,717	28,445
Product development	316,868	182,116	102,665	62,014	3,962	39,175
Sales and marketing	315,840	197,373	123,440	70,356	3,771	36,524
General and administrative	106,051	65,921	48,880	15,133	1,077	8,553
Total costs and expenses	1,003,562	622,220	391,520	212,871	12,714	124,116
Operating loss	(215,702)	(153,282)	(117,863)	(78,444)	(5,432)	(56,061)
Other income (expense), net	(30,270)	(17,549)	(1,203)	(1,018)	(8)	(57)
Loss before provision for income taxes	(245,972)	(170,831)	(119,066)	(79,462)	(5,440)	(56,118)
Provision for income taxes	2,010	1,678	124	167	10	97
Net loss	(247,982)	(172,509)	(119,190)	(79,629)	(5,450)	(56,215)
Accretion of redeemable convertible preferred stock	—	—	(568)	(342)	—	—
Net loss attributable to common stockholders	$(247,982)	$(172,509)	$(119,758)	$(79,971)	$(5,450)	$(56,215)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.35)	$(1.01)	$(1.62)	$(2.71)	$(0.20)	$(2.22)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	183,702	171,297	74,011	29,478	27,642	25,367

(1)	Costs and expenses include share-based compensation expenses as follows (in thousands):

	Year Ended January 31,				One Month Ended January 31,	Year Ended December 31,
	2015	2014	2013	2012	2011	2010
Costs of subscription services	$6,053	$2,408	$601	$230	$4	$55
Costs of professional services	12,890	4,818	1,312	398	12	118
Product development	63,938	21,644	3,528	1,124	47	556
Sales and marketing	29,875	12,131	2,717	839	28	310
General and administrative	43,292	20,850	7,170	1,591	102	663

	As of January 31,				As of December 31,
	2015	2014	2013	2012	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$298,192	$581,326	$84,158	$57,529	$30,887
Marketable securities	1,559,517	1,305,253	706,181	53,634	4,498
Working capital (deficit)	1,467,774	1,601,768	629,528	37,934	(4,065)
Property and equipment, net	140,136	77,664	44,585	25,861	12,896
Total assets	2,358,633	2,176,265	959,080	232,638	100,605
Total unearned revenue	632,744	413,565	285,260	188,097	97,404
Convertible senior notes, net	490,501	468,412	—	—	—
Total liabilities	1,232,658	989,048	366,797	237,293	122,689
Redeemable convertible preferred stock	—	—	—	170,906	75,555
Total stockholders’ equity (deficit)	1,125,975	1,187,217	592,283	(175,561)	(97,639)

	Year Ended January 31,				One Month Ended January 31	Year Ended December 31,
	2015	2014	2013	2012	2011	2010
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$102,003	$46,263	$11,214	$(13,774)	$(1,069)	$(15,335)
Free cash flows(2)	(1,643)	(29,577)	(23,401)	(34,756)	(1,134)	(24,109)

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
We were founded in 2005 to deliver cloud applications to global enterprises. Our applications are designed around the way people work today – in an environment that is global, collaborative, fast-paced and mobile. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our Human Capital Management (HCM) application in 2006. Since then we have continued to invest in innovation and have consistently introduced new services to our customers, including our Financial Management application in 2007, our Procurement and Employee Expense Management applications in 2008, our Payroll and mobile applications in 2009, our Talent Management application in 2010, our native iPad application and Workday integration platform in 2011, our Time Tracking and Grants Management applications in 2012, Big Data Analytics in 2013, Recruiting in 2014 and Insight Applications in 2015.
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
We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force generally targets organizations with more than 1,000 workers. A substantial majority of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to our significant growth in employees. We had approximately 3,750 and approximately 2,600 employees as of January 31, 2015 and 2014, respectively.
We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our application development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our sales and marketing organizations to sell our applications globally. We expect to make further significant investments in our data center infrastructure in fiscal 2016 as we plan for future growth. We are also investing in personnel to service our growing customer base. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.
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

Fiscal Year End
Our fiscal year ends on January 31. References to fiscal 2015, for example, refer to the year ended January 31, 2015.
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
Subscription services revenues accounted for over 78% of our total revenues during fiscal 2015 and represented over 96% of our total unearned revenue as of January 31, 2015. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, and the price of our applications.
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
The majority of our consulting engagements are billed on a time and materials basis, and revenues are typically recognized as the services are performed. We offer a number of training options intended to support our customers in configuring, using and administering our services. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As Workday’s professional services organization and the Workday-related consulting practices of our partner firms continue to develop, we expect the partners to increasingly contract directly with our subscription customers. As a result of this trend, and the increase of our subscription services revenues, we expect professional services revenues as a percentage of total revenues to decline over time.
Costs and Expenses
Costs of subscription services revenues. Costs of subscription services revenues consist primarily of employee-related expenses related to hosting our applications and providing customer support, the costs of data center capacity, and depreciation of owned and leased computer equipment and software.
Costs of professional services revenues. Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors and travel. The percentage of total revenues derived from professional services was 22% in fiscal 2015. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services.
Product development. Product development expenses consist primarily of employee-related costs. We continue to focus our product development efforts on adding new features and applications, increasing the functionality and enhancing the ease of use of our cloud applications.
Sales and marketing. Sales and marketing expenses consist primarily of employee-related costs, sales commissions, marketing programs and travel. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. Commissions earned by our sales force that can be associated specifically with a non-cancelable subscription contract are deferred and amortized over the same period that revenues are recognized for the related non-cancelable contract.

General and administrative. General and administrative expenses consist of employee-related costs for finance and accounting, legal, human resources and management information systems personnel, legal costs, professional fees and other corporate expenses.
Results of Operations
Revenues
Our total revenues for fiscal 2015, 2014 and 2013 were as follows:

	Year Ended January 31,
	2015	2014	2013	2014 to 2015 % Change	2013 to 2014 % Change
	(in thousands)
Subscription services	$613,328	$354,169	$190,320	73%	86%
Professional services	174,532	114,769	83,337	52	38
Total revenues	$787,860	$468,938	$273,657	68	71

Fiscal 2015 compared to fiscal 2014. Total revenues were $788 million for fiscal 2015, compared to $469 million for fiscal 2014, an increase of $319 million, or 68%. Subscription services revenues were $613 million for fiscal 2015, compared to $354 million for fiscal 2014, an increase of $259 million, or 73%. The increase in subscription revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $175 million for fiscal 2015, compared to $115 million for the prior year period, an increase of $60 million, or 52%. The increase in professional services revenues was due primarily to a greater number of customers requesting deployment and integration services.

Fiscal 2014 compared to fiscal 2013. Total revenues were $469 million for fiscal 2014, compared to $274 million for fiscal 2013, an increase of $195 million, or 71%. Subscription services revenues were $354 million for fiscal 2014, or 76% of total revenues, compared to $190 million, or 70% of total revenues, for fiscal 2013, an increase of $164 million or 86%. The increase in subscription services revenues was due primarily to the addition of new customers as compared to the prior year period. Professional services revenues were $115 million for fiscal 2014, compared to $83 million for fiscal 2013, an increase of $32 million, or 38%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Core Operating Expenses
We use the non-GAAP financial measure of core operating expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance and the ability of operations to generate cash. We believe that core operating expenses reflects our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as it excludes expenses that are not reflective of ongoing operating results. We also believe that core operating expenses provides useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
The following discussion of our core operating expenses and the components comprising our core operating expenses highlights the factors that we focus upon in evaluating our operating margin and operating expenses. The increases or decreases in operating expenses discussed in this section do not include changes relating to share-based compensation, and certain other expenses, which consist of employer payroll tax-related items on employee stock transactions, amortization of acquisition-related intangible assets and an equity grant to the Workday Foundation.
Reconciliations of our core operating expenses to the nearest GAAP measure, total operating expenses, are as follows:

	Year Ended January 31, 2015
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$96,219	$6,053	$204	$102,476
Costs of professional services	148,986	12,890	451	162,327
Product development	249,709	63,938	3,221	316,868
Sales and marketing	284,545	29,875	1,420	315,840
General and administrative	61,557	43,292	1,202	106,051
Total	$841,016	$156,048	$6,498	$1,003,562
Operating loss	(53,156)	$(156,048)	$(6,498)	$(215,702)
Operating margin	(7)%	(20)%	—%	(27)%

	Year Ended January 31, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$66,770	$2,408	$17	$69,195
Costs of professional services	102,141	4,818	656	$107,615
Product development	158,928	21,644	1,544	$182,116
Sales and marketing	184,359	12,131	883	$197,373
General and administrative	43,773	20,850	1,298	$65,921
Total	$555,971	$61,851	$4,398	$622,220
Operating loss	$(87,033)	$(61,851)	$(4,398)	$(153,282)
Operating margin	(19)%	(13)%	(1)%	(33)%

	Year Ended January 31, 2013
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$38,650	$601	$—	$39,251
Costs of professional services	75,972	1,312	—	$77,284
Product development	99,137	3,528	—	$102,665
Sales and marketing	120,723	2,717	—	$123,440
General and administrative	30,460	7,170	11,250	$48,880
Total	$364,942	$15,328	$11,250	$391,520
Operating loss	$(91,285)	$(15,328)	$(11,250)	$(117,863)
Operating margin	(33)%	(6)%	(4)%	(43)%

(1)	See “Non-GAAP Financial Measures” below for further information.

Core operating margin
Core operating margins, calculated using GAAP revenues and core operating expenses, improved from (19)% for fiscal 2014 to (7)% for fiscal 2015 and from (33)% for fiscal 2013 to (19)% for fiscal 2014. The improvement in our operating margin was primarily due to higher subscription services revenues in both fiscal 2015 and 2014 compared to prior fiscal years. The improvement in fiscal 2015 was also due to higher professional services revenues driven by improved utilization rates and increased demand for services, and improvements to operating leverage. In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable U.S. generally accepted accounting principles (GAAP) measure, “total operating expenses,” in the table above.
Core operating expenses increased by $285 million, or 51% for fiscal 2015 compared to fiscal 2014, and by $191 million, or 52% for fiscal 2014 compared to fiscal 2013. As quantified below, these increases for both periods were primarily due to higher employee-related costs driven by higher headcount.
Costs of subscription services
Fiscal 2015 compared to fiscal 2014. Core operating expenses in costs of subscription services were $96 million for fiscal 2015, compared to $67 million for fiscal 2014, an increase of $29 million, or 43%. The increase was primarily due to an increase of $10 million in employee-related costs driven by higher headcount, an increase of $9 million in depreciation expense related to our data centers, an increase of $6 million in service contracts expense to expand data center capacity, and an increase of $3 million in facility and IT-related expense.
Fiscal 2014 compared to fiscal 2013. Core operating expenses in costs of subscription services were $67 million for fiscal 2014, compared to $39 million for fiscal 2013, an increase of $28 million, or 72%. The increase was primarily due to an increase of $10 million in depreciation expense related to our data centers, an increase of $9 million in employee-related costs driven by higher headcount and an increase of $7 million in service contracts expense to expand data center capacity.
We expect that core operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of professional services
Fiscal 2015 compared to fiscal 2014. Core operating expenses in costs of professional services were $149 million for fiscal 2015, compared to $102 million for fiscal 2014, a $47 million increase, or 46%. This increase was primarily due to increases of $36 million to staff our deployment and integration engagements and $4 million in facility and IT-related expenses.
Fiscal 2014 compared to fiscal 2013. Core operating expenses in costs of professional services were $102 million for fiscal 2014, compared to $76 million for fiscal 2013, a $26 million increase, or 34%. This increase was primarily due to increases of $21 million to staff our deployment and integration engagements and $2 million in facility and IT-related expense.
Due to the large increase in demand for our professional services versus the prior year, we have increased both our internal professional service staff as well as third-party supplemental staff. Over time, we expect costs of professional services as a percentage of total revenues to continue to decline as we increasingly rely on third parties to deploy our applications and as the number of our customers continues to grow. For fiscal 2016, we anticipate professional services margins to be lower than fiscal 2015 as we invest in deploying our financial management applications, and in building our partnership ecosystem in the education and government sectors, as well as internationally.
Product development
Fiscal 2015 compared to fiscal 2014. Core operating expenses in product development were $250 million for fiscal 2015, compared to $159 million for fiscal 2014, an increase of $91 million, or 57%. The increase was primarily due to increases of $66 million in employee compensation costs due to higher headcount, $9 million in facility and IT-related expenses, $6 million in depreciation expense for our development cloud data center and $5 million in third party costs for hardware maintenance and data center capacity.
Fiscal 2014 compared to fiscal 2013. Core operating expenses in product development were $159 million for fiscal 2014, compared to $99 million for fiscal 2013, an increase of $60 million, or 61%. The increase was primarily due to increases of $45 million in employee compensation costs due to higher headcount, $6 million in facility and IT-related expenses and $4 million in contracted costs for our development cloud data center.

We expect that product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and marketing
Fiscal 2015 compared to fiscal 2014. Core operating expenses in sales and marketing were $285 million for fiscal 2015, compared to $184 million for fiscal 2014, an increase of $101 million, or 55%. The increase was primarily due to increases of $68 million in employee compensation costs due to higher headcount and higher commissionable sales volume, $17 million in advertising, marketing and event costs, $7 million in facility and IT-related expenses and $6 million in travel.
Fiscal 2014 compared to fiscal 2013. Core operating expenses in sales and marketing were $184 million for fiscal 2014, compared to $121 million for fiscal 2013, an increase of $63 million, or 52%. The increase was primarily due to increases of $47 million in employee compensation costs due to higher headcount and higher commissionable sales volume, $6 million in advertising, marketing and event costs, $4 million in travel and $4 million in facility and IT-related expenses.
We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and administrative
Fiscal 2015 compared to fiscal 2014. Core operating expenses in general and administrative were $62 million for fiscal 2015, compared to $44 million for fiscal 2014, an increase of $18 million, or 41%. The increase was primarily due to $12 million in higher employee compensation costs due to higher headcount, $4 million in higher professional services costs including consulting, legal and audit and $2 million in facility and IT-related expenses.
Fiscal 2014 compared to fiscal 2013. Core operating expenses in general and administrative were $44 million for fiscal 2014, compared to $30 million for fiscal 2013, an increase of $14 million, or 47%. The increase was primarily due to $11 million in higher compensation costs due to higher headcount and $2 million in higher professional services costs including consulting, legal and audit.
We expect general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Share-Based Compensation Expenses
Share-based compensation expenses were $156 million, $62 million and $15 million in fiscal 2015, 2014 and 2013, respectively. The increase in share-based compensation expenses for fiscal 2015 compared to fiscal 2014 was primarily due to an increase in the number of employees, as well as a change in the timing of the cycle in which we grant additional equity awards to existing employees which resulted in grants that were made earlier in the fiscal year in fiscal 2015 relative to fiscal 2014. The increase in share-based compensation expenses for fiscal 2014 compared to fiscal 2013 was primarily due to an increase in the number of employees during fiscal 2014. During fiscal 2015, 2014 and 2013, the realized excess tax benefits related to share-based compensation were immaterial. The next grant to existing employees is planned for the first quarter of fiscal 2016.
Other Operating Expenses
Other operating expenses, which consist of employer payroll tax-related items on employee stock transactions for fiscal 2015 and 2014, amortization of acquisition-related intangible assets for fiscal 2015 and a one-time charge related to our contribution of 500,000 shares of Class A common stock to the Workday Foundation in fiscal 2013, were $6 million, $4 million and $11 million, respectively. Employer payroll tax-related items on employee stock transactions substantially increased beginning in April 2013 after the expiration of the lock-up period for our initial public offering. Before fiscal 2014, the employer payroll tax-related charges on employee stock transactions were not included in other operating expenses as they were not material.
Other Expense, Net
Other expense, net, was $30 million, $18 million and $1 million for fiscal 2015, 2014 and 2013, respectively. The increase in other expense, net for fiscal 2015 and 2014 compared to prior periods was primarily due to the interest expense related to our June 2013 issuance of 0.75% convertible senior notes due October 15, 2018 (2018 Notes) and 1.50% convertible senior notes due October 15, 2020 (2020 Notes, and together with the 2018 Notes, the Notes), as we incurred a full period of interest expense in fiscal 2015.We issued the Notes in June 2013, and therefore incurred interest on the Notes for only a portion of fiscal 2014. We did not incur interest expense for the Notes in fiscal 2013 as they had not yet been issued. The contractual cash interest expense was $6 million and $4 million, respectively, for fiscal 2015 and 2014. The non-cash interest expense related to amortization of the debt discount and amortization of debt issuance costs was $24 million and $14 million, respectively, for fiscal 2015 and 2014.
Liquidity and Capital Resources
As of January 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.9 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. agency obligations, U.S. treasury securities, U.S. corporate securities, commercial paper, and money market funds.
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
Our cash flows for fiscal 2015, 2014 and 2013 were as follows:

	Year Ended January 31,
	2015	2014	2013
		(in thousands)
Net cash provided by (used in):
Operating activities	$102,003	$46,263	$11,214
Investing activities	(404,167)	(682,633)	(670,118)
Financing activities	19,455	1,133,610	685,537
Effect of exchange rate changes	(425)	(72)	(4)
Net increase (decrease) in cash and cash equivalents	$(283,134)	$497,168	$26,629
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
Our free cash flows for fiscal 2015, 2014 and 2013 were as follows:

	Year Ended January 31,
	2015	2014	2013
		(in thousands)
Net cash provided by operating activities	$102,003	$46,263	$11,214
Purchases of property and equipment	(103,646)	(60,725)	(15,898)
Property and equipment acquired under capital leases	—	(115)	(18,717)
Purchase of other intangible assets	—	(15,000)	—
Free cash flows	$(1,643)	$(29,577)	$(23,401)
Operating Activities
We use cash provided by operating activities as a key financial metric. Cash provided by operating activities was $102 million, $46 million and $11 million, respectively, for fiscal 2015, 2014 and 2013. The increase in cash flows compared to prior fiscal years resulted primarily from increased cash collections driven by growth in customer demand for our services. This increase in collections in both fiscal 2015 and 2014 was partially offset by increases in our headcount related and other operational expenses.

Investing Activities
Cash used in investing activities for fiscal 2015, 2014 and 2013 was $404 million, $683 million and $670 million respectively, which was primarily the result of the timing of purchases and maturities of marketable securities and capital expenditures of $104 million, $61 million and $16 million, respectively. Following the initial public offering of our Class A common stock in October 2012, the issuance of our Notes in June 2013 and our follow-on offering of Class A common stock in January 2014, we purchased a significant amount of marketable securities. In addition, during fiscal 2015, we paid $10 million to purchase 1.4 million shares of series D preferred stock in a private company, and received proceeds of $53 million from the sale of available-for-sale securities. During fiscal 2014, we paid $10 million to purchase a leasehold interest in land in Pleasanton adjacent to our existing office space and $5 million to acquire patents. We expect capital expenditures will be approximately $150 million for fiscal 2016. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth. We are actively evaluating construction alternatives for the leasehold land in Pleasanton and have not yet factored related development costs, if any, into our expected capital expenditures.
Financing Activities
For fiscal 2015, cash provided by financing activities was $19 million, primarily as a result of $36 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $10 million in principal payments on our capital lease obligations and $8 million of Class A common share repurchases for tax withholdings on vesting of restricted stock.
For fiscal 2014, cash provided by financing activities was $1 billion, primarily as a result of $584 million in net proceeds from issuance of the Notes, $592 million in net proceeds from our follow-on offering of Class A common stock, $93 million in proceeds from the issuance of warrants related to the Notes and $24 million in proceeds from employee equity plans. These proceeds were partially offset by $144 million to purchase convertible senior notes hedges and $12 million in principal payments on our capital lease obligations. We purchased the convertible senior notes hedges to offset potential economic dilution to our Class A common stock upon any conversion of the Notes.
For fiscal 2013, financing activities provided $686 million, primarily as a result of $685 million of net proceeds from our initial public offering of Class A common stock in October 2012 and $10 million in proceeds from employee equity plans, partially offset by $9 million in principal payments on our capital lease obligations.
Free Cash Flows
In addition to cash provided by operating activities, we use free cash flows as a key financial metric. Free cash flows increased by $28 million to $(2) million for fiscal 2015, compared to $(30) million for fiscal 2014 and decreased by $7 million to $(30) million for fiscal 2014, compared to $(23) million for fiscal 2013. The improvement in fiscal 2015 as compared to fiscal 2014 was primarily due to increased sales and related cash collections, partially offset by increased capital expenditures and higher operating expenses, driven primarily by increased headcount. The reduction in free cash flows in fiscal 2014 as compared to fiscal 2013 was primarily due to a significant increase in cash paid for property and equipment and payments made for a leasehold interest and patents, partially offset by increased sales and related cash collections.
Non-GAAP Financial Measures
Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of core operating expenses, core operating margin and free cash flows each meet the definition of a non-GAAP financial measure.
Core Operating Expenses
We define core operating expenses as our total operating expenses excluding the following components, which we believe are not reflective of our ongoing operational expenses. In each case, for the reasons set forth below, we believe that excluding the component provides useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as management, in comparing financial results across accounting periods and to those of peer companies and to better understand the long-term performance of our core business.

•
Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, we believe it is useful to exclude share-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. For restricted share awards, the amount of share-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Moreover, determining the fair value of certain of the share-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related share-based awards. Unlike cash compensation, the value of stock options and shares issued under the Employee Stock Purchase Plan, which is an element of our ongoing share-based compensation expenses, is determined using a complex formula that incorporates factors, such as market volatility and forfeiture rates, that are beyond our control.

•
Other Operating Expenses. Other operating expenses included employer payroll tax-related items on employee stock transactions for fiscal 2015, and 2014, amortization of acquisition-related intangible assets for fiscal 2015 and a one-time charge related to our contribution of equity to the Workday Foundation for fiscal 2013. The amount of employer payroll tax-related items on share-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of our ongoing operations. During fiscal 2013, Workday granted 500,000 shares of common stock to the Workday Foundation. The Workday Foundation is a non-profit organization established to provide grants and humanitarian relief, employer matching contributions and to support volunteerism and social development projects. This grant resulted in a one-time charge of $11 million, which was recorded to the General and administrative expenses line of the consolidated statements of operations. We do not expect to make future grants of shares to the Workday Foundation and therefore consider this charge as non-recurring. As such, we believe it is useful to exclude this one-time charge in order to better understand the ongoing expenses of our core business and to facilitate comparison of our results across periods.

Free cash flows
We define free cash flows as net cash provided by operating activities minus purchases of property and equipment, property and equipment acquired under capital leases and purchases of other (non-acquisition-related) intangible assets. We use free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. When calculating free cash flows, we subtract the gross value of all equipment acquired in the period, even when acquired under capital leases, so that we can evaluate our progress on free cash flows independent of our capital financing decisions. We believe information regarding free cash flows provides investors and others with an important perspective on the cash available to make strategic acquisitions and investments, to fund ongoing operations and to fund other capital expenditures.
Limitations on the use of non-GAAP financial measures
A limitation of our non-GAAP financial measures of core operating expenses, core operating margin and free cash flows is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. In addition, other peer companies may not publish these or similar metrics. Thus, our non-GAAP measures of core operating expenses, core operating margin and free cash flows should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of share-based compensation, if we did not pay out a portion of compensation in the form of share-based compensation and related employer payroll tax-related items, the cash salary expense included in costs of revenues and operating expenses would be higher, which would affect our cash position. Further, the non-GAAP measure of core operating expenses has certain limitations because it does not reflect all items of income and expense that affect our operations and are reflected in the GAAP measure of total operating expenses.
We compensate for these limitations by reconciling core operating expenses to the most comparable GAAP financial measure and reviewing these measures in conjunction with GAAP financial information. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.
See “Results of Operations—Core Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for fiscal 2015, 2014 and 2013.
See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “net cash provided by (used in) operating activities,” for fiscal 2015, 2014 and 2013.

Backlog
We generally sign multiple-year subscription contracts for our applications. The timing of our invoices to the customer is a negotiated term and varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, unearned revenue or elsewhere in our consolidated financial statements. To the extent future invoicing is determined to be certain, we consider those future subscription invoices to be non-cancelable backlog. Future invoicing is determined to be certain when we have a fully executed non-cancelable contract and invoicing is not dependent on a future event such as customer funding or the delivery of a product. The amount of non-cancelable subscription contract backlog was $965 million as of January 31, 2015.
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
Contractual Obligations
The following table summarizes our consolidated principal contractual cash obligations as of January 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
0.75% Convertible Senior Notes due 2018(1)	$350,000	$—	$—	$350,000	$—
1.50% Convertible Senior Notes due 2020(1)	250,000	—	—	—	250,000
Aggregate interest obligation(2)	29,529	6,375	12,750	8,696	1,708
Capital lease obligations(3)	3,293	3,293	—	—	—
Operating lease obligations:
Facilities space(4)	119,271	16,684	44,004	24,779	33,804
Facilities space with related party	50,990	4,868	10,969	11,455	23,698
Contractual commitments	6,896	6,896	—	—	—
Total	$809,979	$38,116	$67,723	$394,930	$309,210

(1)	Represents aggregate principal amount of the notes, without the effect of associated discounts.

(2)	Represents estimated aggregate interest obligations for our outstanding Notes that are payable in cash.

(3)	Includes principal and imputed interest.

(4)
For the 95-year lease we entered in January 2013, the cash obligations exclude the potential annual rental increases based on the increases to the Consumer Price Index (CPI). (See more information under “commitments” below). We expect to make higher rent payments over the lease term due to increases in the CPI.

Commitments
Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, and computer equipment. For fiscal 2016, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth.
In January 2014, Workday acquired a 95-year lease for a 6.9 acre parcel of land adjacent to our existing Pleasanton, California leased facilities. The lease affords us the opportunity to develop office space for employees in Pleasanton, California. We paid $10 million to acquire the lease and $2 million in prepaid rent through December 31, 2020. If construction does not commence by June 30, 2015, we will be required to make additional payments to the lessor, ranging from $0.2 million to $1 million based on the length of the delay.

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
Off-Balance Sheet Arrangements
Through January 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Subscription Services Revenues
Subscription services revenues are recognized ratably over the contractual term of the arrangement beginning on the date that our service is made available to the customer, assuming all other revenue recognition criteria have been met.
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
Subscription contracts have standalone value as we sell the subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new customers without professional services. All of our professional services have standalone value as of February 1, 2012.

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
Deferred Commissions
Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable cloud application services contract. The commission payments are paid in full after the customer has paid for its first year of service. During fiscal 2015, we deferred $23 million of commissions and we amortized $16 million to sales and marketing expenses in the accompanying consolidated statements of operations. During fiscal 2014, we deferred $19 million of commission expenditures and we amortized $10 million to sales and marketing expenses in the accompanying consolidated statements of operations. Deferred commissions on our consolidated balance sheets totaled $37 million and $29 million at January 31, 2015 and 2014, respectively.
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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Due to the relative size of our international operations to date and the fact that the majority of our international contracts are currently in U.S. dollars, our foreign currency exposure has been fairly limited. We anticipate that our exposure to foreign currency fluctuations will increase over time, and we initiated a limited hedging program focused on certain currencies in fiscal 2015. For fiscal 2016 and beyond, we expect the number of contracts denominated in currencies other than the U.S. dollars to increase.
Interest rate sensitivity
We had cash, cash equivalents and marketable securities totaling $1.9 billion as of January 31, 2015. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, U.S. corporate securities, commercial paper, and money market funds. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $2 million market value reduction in our investment portfolio as of January 31, 2015. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $2 million as of January 31, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
At January 31, 2014, we had cash, cash equivalents and marketable securities totaling $1.9 billion. The fixed-income portfolio was also subject to interest rate risk; however, the risk was not material.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORKDAY, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Workday, Inc.

We have audited the accompanying consolidated balance sheets of Workday, Inc. as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, cash flows, and redeemable convertible preferred stock and stockholders' equity (deficit) for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Workday, Inc. at January 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Workday, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
March 25, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Workday, Inc.

We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Workday, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Workday, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2015 consolidated financial statements of Workday, Inc. and our report dated March 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
March 25, 2015

WORKDAY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$298,192	$581,326
Marketable securities	1,559,517	1,305,253
Accounts receivable, net of allowance for doubtful accounts of $1,262 and $783	188,357	92,184
Deferred costs	20,471	16,446
Prepaid expenses and other current assets	42,502	28,449
Total current assets	2,109,039	2,023,658
Property and equipment, net	140,136	77,664
Deferred costs, noncurrent	20,998	20,797
Goodwill and acquisition-related intangible assets, net	34,779	8,488
Other assets	53,681	45,658
Total assets	$2,358,633	$2,176,265
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,623	$6,212
Accrued expenses and other current liabilities	24,132	17,999
Accrued compensation	56,152	55,620
Capital leases	3,207	9,377
Unearned revenue	547,151	332,682
Total current liabilities	641,265	421,890
Convertible senior notes, net	490,501	468,412
Capital leases, noncurrent	—	3,589
Unearned revenue, noncurrent	85,593	80,883
Other liabilities	15,299	14,274
Total liabilities	1,232,658	989,048
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10 million shares authorized as of January 31, 2015 and January 31, 2014; no shares issued and outstanding as of January 31, 2015 and January 31, 2014	—	—
Class A common stock, $0.001 par value; 750 million shares authorized as of January 31, 2015 and January 31, 2014; 105 million and 91 million shares issued and outstanding as of January 31, 2015 and January 31, 2014	104	90
Class B common stock, $0.001 par value; 240 million shares authorized as of January 31, 2015 and January 31, 2014; 83 million and 92 million shares issued and outstanding as of January 31, 2015 and January 31, 2014 (including 1 million and 2 million shares subject to repurchase, legally issued and outstanding as of January 31, 2015 and January 31, 2014)	82	91
Additional paid-in capital	1,948,300	1,761,156
Accumulated other comprehensive income (loss)	(140)	269
Accumulated deficit	(822,371)	(574,389)
Total stockholders’ equity	1,125,975	1,187,217
Total liabilities and stockholders’ equity	$2,358,633	$2,176,265
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2015	2014	2013
Revenues:
Subscription services	$613,328	$354,169	$190,320
Professional services	174,532	114,769	83,337
Total revenues	787,860	468,938	273,657
Costs and expenses(1):
Costs of subscription services	102,476	69,195	39,251
Costs of professional services	162,327	107,615	77,284
Product development	316,868	182,116	102,665
Sales and marketing	315,840	197,373	123,440
General and administrative	106,051	65,921	48,880
Total costs and expenses	1,003,562	622,220	391,520
Operating loss	(215,702)	(153,282)	(117,863)
Other expense, net	(30,270)	(17,549)	(1,203)
Loss before provision for income taxes	(245,972)	(170,831)	(119,066)
Provision for income taxes	2,010	1,678	124
Net loss	(247,982)	(172,509)	(119,190)
Accretion of redeemable convertible preferred stock	—	—	(568)
Net loss attributable to Class A and Class B common stockholders	$(247,982)	$(172,509)	$(119,758)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.35)	$(1.01)	$(1.62)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	183,702	171,297	74,011

(1)	Costs and expenses include share-based compensation expenses as follows:

	Year Ended January 31,
	2015	2014	2013
Costs of subscription services	$6,053	$2,408	$601
Costs of professional services	12,890	4,818	1,312
Product development	63,938	21,644	3,528
Sales and marketing	29,875	12,131	2,717
General and administrative	43,292	20,850	7,170

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2015	2014	2013
Net loss	$(247,982)	$(172,509)	$(119,190)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustment	(525)	(72)	(4)
Net change in unrealized gains on available-for-sale investments	116	273	69
Other comprehensive income (loss), net of tax:	(409)	201	65
Comprehensive loss	$(248,391)	$(172,308)	$(119,125)

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(247,982)	$(172,509)	$(119,190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	59,205	34,695	17,722
Share-based compensation expenses	156,048	61,851	15,328
Amortization of deferred costs	19,288	12,219	11,368
Amortization of debt discount and issuance costs	24,171	14,395	—
Donation of common stock to Workday Foundation	—	—	11,250
Other	2,924	678	56
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(96,876)	(25,037)	(12,970)
Deferred costs	(23,514)	(21,071)	(17,153)
Prepaid expenses and other assets	(15,524)	(25,876)	(9,877)
Accounts payable	1,120	3,547	(65)
Accrued expense and other liabilities	3,964	35,066	17,582
Unearned revenue	219,179	128,305	97,163
Net cash provided by (used in) operating activities	102,003	46,263	11,214
Cash flows from investing activities:
Purchases of marketable securities	(1,737,840)	(1,587,240)	(765,797)
Maturities of marketable securities	1,419,454	983,242	111,577
Sales of available-for-sale securities	53,182	—	—
Business combinations, net of cash acquired	(26,317)	—	—
Purchases of property and equipment	(103,646)	(60,725)	(15,898)
Purchase of cost method investment	(10,000)	(2,000)	—
Purchase of other intangible assets	—	(15,000)	—
Other	1,000	(910)	—
Net cash provided by (used in) investing activities	(404,167)	(682,633)	(670,118)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	684,620
Proceeds from follow-on offering, net of issuance costs	—	592,241	—
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	584,291	—
Proceeds from issuance of warrants	—	92,708	—
Purchase of convertible senior notes hedges	—	(143,729)	—
Proceeds from issuance of common stock from employee equity plans	36,239	23,692	10,370
Principal payments on capital lease obligations	(9,759)	(12,129)	(9,453)
Shares repurchased for tax withholdings on vesting of restricted stock	(8,291)	(3,806)	—
Other	1,266	342	—
Net cash provided by (used in) financing activities	19,455	1,133,610	685,537
Effect of exchange rate changes	(425)	(72)	(4)
Net increase (decrease) in cash and cash equivalents	(283,134)	497,168	26,629
Cash and cash equivalents at the beginning of period	581,326	84,158	57,529
Cash and cash equivalents at the end of period	$298,192	$581,326	$84,158
Supplemental cash flow data:
Cash paid for interest	$6,869	$4,886	$1,315
Cash paid for taxes	943	—	—
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$115	$18,717
Accretion of redeemable convertible preferred stock	—	—	568
Vesting of early exercised stock options	1,887	3,043	2,447
Purchases of property and equipment, accrued but not paid	8,776	1,613	—

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock Shares	Amounts	Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances as of January 31, 2012	30,389,694	$170,906	67,586,395	$68	35,924,375	$33	$106,457	$3	$(282,122)	$(175,561)
Issuance of common stock under employee equity plans	—	—	—	—	4,621,908	3	2,416	—	—	2,419
Vesting of early exercised stock options	—	—	—	—	—	2	2,445	—	—	2,447
Grant of restricted stock awards	—	—	—	—	1,240,000	—		—	—	—
Share-based compensation	—	—	—	—	—	—	15,328	—	—	15,328
Conversion of preferred stock to common stock	(30,389,694)	(171,474)	(67,586,395)	(68)	97,976,089	98	171,443	—	—	171,473
Initial public offering, net of issuance costs	—	—	—	—	26,162,500	26	684,594	—	—	684,620
Donation of shares to Workday Foundation	—	—	—	—	500,000	—	11,250	—	—	11,250
Accretion of redeemable convertible preferred stock issuance costs	—	568	—	—	—	—	—	—	(568)	(568)
Other comprehensive income	—	—	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	—	—	(119,190)	(119,190)
Balances as of January 31, 2013	—	$—	—	$—	166,424,872	$162	$993,933	$68	$(401,880)	$592,283
Issuance of common stock under employee equity plans	—	—	—	—	8,689,384	10	23,682	—	—	23,692
Follow-on offering, net of issuance costs	—	—	—	—	6,900,000	7	592,234	—	—	592,241
Vesting of early exercised stock options	—	—	—	—	—	1	3,042	—	—	3,043
Vested restricted stock units, net	—	—	—	—	41,775	—	—	—	—	—
Shares withheld for tax withholding on vesting of restricted stock	—	—	—	—	—	—	(3,806)	—	—	(3,806)
Share-based compensation	—	—	—	—	—	—	61,851	—	—	61,851
Exercise of warrants	—	—	—	—	1,350,000	1	—	—	—	1
Excess tax benefits from share-based compensation	—	—	—	—	—	—	342	—	—	342
Purchase of convertible senior notes hedges	—	—	—	—	—	—	(143,729)	—	—	(143,729)
Issuance of warrants	—	—	—	—	—	—	92,708	—	—	92,708
Equity component of convertible senior notes	—	—	—	—	—	—	140,899	—	—	140,899
Other comprehensive income	—	—	—	—	—	—	—	201	—	201
Net loss	—	—	—	—	—	—	—	—	(172,509)	(172,509)
Balances as of January 31, 2014	—	—	—	—	183,406,031	$181	$1,761,156	$269	$(574,389)	$1,187,217
Issuance of common stock under employee equity plans	—	—	—	—	3,952,173	4	36,235	—	—	36,239
Vesting of early exercised stock options	—	—	—	—	—	—	1,887	—	—	1,887
Vested restricted stock units, net	—	—	—	—	1,057,851	1	—	—	—	1
Shares withheld for tax withholding on vesting of restricted stock	—	—	—	—	—	—	(8,292)	—	—	(8,292)
Share-based compensation	—	—	—	—	—	—	156,048	—	—	156,048
Excess tax benefits from share-based compensation	—	—	—	—	—	—	1,175	—	—	1,175
Other	—	—	—	—	—	—	91	—	—	91
Other comprehensive income	—	—	—	—	—	—	—	(409)	—	(409)
Net loss	—	—	—	—	—	—	—	—	(247,982)	(247,982)
Balances as of January 31, 2015	—	—	—	—	188,416,055	$186	$1,948,300	$(140)	$(822,371)	$1,125,975

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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2015, for example, refer to the year ended January 31, 2015.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services, the recoverability of deferred commissions, certain assumptions used in the valuation of equity awards and the fair value of assets acquired and liabilities assumed through business combinations. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.
Segment information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the chief executive officer, in deciding how to allocate resources and assessing performance. Our chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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
Subscription services contracts have standalone value as we sell the subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new customers without professional services. All of our professional services have standalone value as of February 1, 2012.

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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of our allowance. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. For all periods presented, the allowance for doubtful accounts activity was not significant.
Deferred Commissions
Deferred commissions earned by our sales force are those that can be associated specifically with a non-cancelable subscription contract. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable subscription contract. The commission payments are paid in full after the customer has paid for its first year of service.
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
Business Combinations
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
In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Goodwill and Acquisition-Related Intangible Assets
Acquisition-related intangible assets with a finite life are amortized over their estimated useful lives. Goodwill is tested for impairment at least annually, and more frequently upon the occurrence of certain events. We completed our annual impairment test in our fourth quarter, which did not result in any impairment of the goodwill balance.
Unearned Revenue

Unearned revenue primarily consists of customer billings in advance of revenues being recognized from our subscription contracts. We generally invoice our customers for our subscription contracts in annual or multi-year installments. Our typical payment terms provide that customers pay a portion of the total arrangement fee within 30 days of the contract date. Unearned revenue that is anticipated to be recognized during the succeeding 12-month period is recorded as current unearned revenue and the remaining portion is recorded as noncurrent.
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 (2018 Notes) with a principal amount of $350.0 million. Concurrently, we issued 1.50% convertible senior notes due July 15, 2020 (2020 Notes) with a principal amount of $250.0 million (together with the 2018 Notes, referred to as the Notes). In accounting for the Notes, we separated them into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the terms of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount incurred to the liability and equity components. Issuance costs attributable to the liability components are being amortized to expense over the respective terms of the Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $20 million, $9 million and $7 million for fiscal 2015, 2014 and 2013, respectively.
Share-Based Compensation
All share-based compensation to employees is measured based on the grant-date fair value of the awards and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock options granted and shares issued under our employee stock purchase plan using the Black-Scholes option-pricing model. For restricted stock awards and units and performance-based restricted stock units, fair value is based on the closing price of our common stock on the grant date. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method.
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
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items, as a result, our unrecognized tax benefits will likely increase in the future. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties.

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
No single customer represented over 10% of accounts receivable in the consolidated financial statements as of January 31, 2015 or 2014. No single customer represented over 10% of total revenues for any of the periods in the consolidated financial statements.
In order to reduce the risk of down time of our cloud applications, we have established data centers in various geographic regions. We have internal procedures to restore services in the event of disaster at one of our current data center facilities. We serve our customers and users from data center facilities operated by third parties, located in Ashburn, Virginia; Lithia Springs, Georgia; Portland, Oregon; Dublin, Ireland; and Amsterdam, the Netherlands. Even with these procedures for disaster recovery in place, our cloud applications could be significantly interrupted during the implementation of the procedures to restore services.
In addition, we rely on Amazon Web Services (AWS), which provides a distributed computing infrastructure platform for business operations, to operate certain aspects of our services, such as environments for development testing, training and sales demonstrations. Any disruption of or interference with our use of AWS would impact our operations.
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

Note 3.    Marketable Securities

At January 31, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,303,829	$422	$(16)	$1,304,235
U.S. treasury securities	180,559	91	(1)	180,649
U.S. corporate securities	99,618	27	(13)	99,632
Commercial paper	89,984	—	—	89,984
Money market funds	142,137	—	—	142,137
	$1,816,127	$540	$(30)	$1,816,637
Included in cash and cash equivalents	$257,120	$—	$—	$257,120
Included in marketable securities	$1,559,007	$540	$(30)	$1,559,517
At January 31, 2014, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,125,170	$334	$(50)	$1,125,454
U.S. treasury securities	536,747	88	(47)	536,788
Commercial paper	62,997	—	—	62,997
U.S. corporate securities	11,771	6	—	11,777
Money market funds	90,159	—	—	90,159
	$1,826,844	$428	$(97)	$1,827,175
Included in cash and cash equivalents	$521,956	$3	$(37)	$521,922
Included in marketable securities	$1,304,888	$425	$(60)	$1,305,253
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of January 31, 2015. No marketable securities held as of January 31, 2015 have been in a continuous unrealized loss position for more than 12 months. During fiscal 2015, we sold $53 million of our available-for-sale securities and the realized gain from the sale is immaterial.

Note 4.    Deferred Costs

Deferred costs consisted of the following (in thousands):

	January 31,
	2015	2014
Current:
Deferred professional service costs	$3,606	$3,555
Deferred sales commissions	16,865	12,891
Total	$20,471	$16,446
Noncurrent:
Deferred professional service costs	$1,254	$4,357
Deferred sales commissions	19,744	16,440
Total	$20,998	$20,797

Note 5.    Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2015	2014
Computers, equipment and software	$139,569	$75,867
Computers, equipment and software acquired under capital leases	34,112	38,912
Furniture and fixtures	13,082	7,782
Leasehold improvements	47,496	15,885
	234,259	138,446
Less accumulated depreciation and amortization	(94,123)	(60,782)
Property and equipment, net	$140,136	$77,664
Depreciation expense was $46 million, $29 million and $16 million for fiscal 2015, 2014 and 2013, respectively. These amounts include depreciation of assets recorded under capital leases of $9 million, $12 million and $10 million for fiscal 2015, 2014 and 2013, respectively.

Note 6. Business Combinations
Identified, Inc.
In February 2014, we acquired Identified, Inc., for the purpose of enhancing search capabilities and accelerating the delivery of predictive analytics and machine learning throughout our suite of applications. We have included the financial results of the acquired company in the consolidated financial statements from the date of acquisition. The consideration paid for this acquisition was $26 million, not including cash acquired.
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
Developed technology represents the estimated fair value of the acquired existing technology and is being amortized over its estimated remaining useful life of three years. The future estimated amortization expense related to the developed technology is $1 million for each of fiscal 2016 and 2017. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the last three months of the fiscal year. The goodwill balance is not deductible for U.S. income tax purposes.

Note 7.    Goodwill and Acquisition-related Intangible Assets, Net

In February 2008, we acquired Cape Clear, an enterprise software company. In February 2014, we acquired Identified, Inc. (see Note 6). Our goodwill and a portion of our intangible assets are attributed to these two acquisitions. The intangible assets related to the acquisition related to Cape Clear were fully amortized as of January 31, 2013.

Goodwill and acquisition-related intangible assets consisted of the following (in thousands):

	January 31,
	2015	2014
Acquired developed technology	$4,200	$600
Customer relationship assets	338	338
	4,538	938
Less accumulated amortization	(2,071)	(938)
Acquisition-related intangible assets, net	2,467	—
Goodwill	32,312	8,488
Goodwill and acquisition-related intangible assets, net	$34,779	$8,488

Note 8.    Other Assets

Other assets consisted of the following (in thousands):

	January 31,
	2015	2014
Issuance cost of convertible senior notes	$8,543	$10,625
Acquired land leasehold interest, net	9,886	9,991
Technology patents, net	3,942	4,865
Cost method investment	10,000	—
Other	21,310	20,177
Total	$53,681	$45,658
In fiscal 2015, we purchased 1.4 million shares of series D preferred stock in a private company for $10 million. The investment was recorded at cost as we do not have significant influence over the company's operational or financial policies.
In fiscal 2014, we acquired a 95-year lease for a 6.9 acre parcel of land adjacent to our existing Pleasanton, California leased facilities. The lease affords us the opportunity to develop office space for employees in Pleasanton, California. We paid $10 million to acquire the lease and $2 million in prepaid rent through December 31, 2020. If construction does not commence by June 30, 2015, we will be required to make additional payments to the lessor, ranging from $0.2 million to $1 million based on the length of the delay. In addition, in fiscal 2014, we signed an agreement to acquire a portfolio of patents for $5 million with weighted-average useful remaining lives of six years.
As of January 31, 2015, our future estimated amortization expense related to the acquired land leasehold interest and technology patents are as follows (in thousands):

2016	$1,027
2017	1,027
2018	889
2019	520
2020	463
Thereafter	9,902
Total	$13,828

Note 9.    Fair Value Measurements

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
Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of January 31, 2015
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,304,235	$1,304,235
U.S. treasury securities	180,649	—	180,649
U.S. corporate securities	—	99,632	99,632
Commercial paper	—	89,984	89,984
Money market funds	142,137	—	142,137
	$322,786	$1,493,851	$1,816,637
Included in cash and cash equivalents			$257,120
Included in marketable securities			$1,559,517

	Fair Value Measurements as of January 31, 2014
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,125,454	$1,125,454
U.S. treasury securities	536,788	—	536,788
Commercial paper	—	62,997	62,997
U.S. corporate securities	—	11,777	11,777
Money market funds	90,159	—	90,159
	$626,947	$1,200,228	$1,827,175
Included in cash and cash equivalents			$521,922
Included in marketable securities			$1,305,253

Financial liabilities
The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	January 31, 2015		January 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
0.75% Convertible senior notes	$295,276	$407,750	$281,359	$434,875
1.50% Convertible senior notes	195,225	299,063	187,053	319,219
The difference between the principal amount of the notes, $350 million for the 0.75% convertible senior notes and $250 million for the 1.50% convertible senior notes, and the carrying value represents the unamortized debt discount (see Note 10). The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on January 31, 2015 and January 31, 2014.

Based on the closing price of our common stock of $79.46 on January 31, 2015, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were less than their respective principal amounts.
Derivative Financial Instruments
In order to manage certain exposures to currency fluctuations, we initiated a limited hedging program in July 2014 by entering into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in Other expense, net in our consolidated statements of operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. We do not enter into any derivatives for trading or speculative purposes.
As of January 31, 2015, we had outstanding forward contracts with a total notional value of $10 million and all contracts have terms of less than sixty days to maturity. The fair value amounts of the derivative assets of $0.4 million and the derivative liabilities of less than $0.1 million as of January 31, 2015 are included in Prepaid expenses and other current assets and in Accrued and other current liabilities, respectively, on our consolidated balance sheet. We are not a party to a master netting agreement with the respective counterparties of the foreign exchange contracts and thus we are not permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. We do not believe we are subject to significant counterparty concentration risk given the short-term nature, volume, and size of the derivative contracts outstanding.
During fiscal 2015, we recognized a net gain of $0.4 million on non-designated derivative instruments within Other expense, net, in our consolidated statements of operations.
Our foreign currency contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

Note 10.    Convertible Senior Notes
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 (2018 Notes) with a principal amount of $350 million. The 2018 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 0.75% on January 15 and July 15 of each year, beginning on January 15, 2014. The 2018 Notes mature on July 15, 2018 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2018 Notes prior to maturity.
Concurrently, we issued 1.50% convertible senior notes due July 15, 2020 (2020 Notes) with a principal amount of $250 million (together with the 2018 Notes, referred to as the Notes). The 2020 Notes are unsecured, unsubordinated obligations of Workday, and interest is payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year, beginning on January 15, 2014. The 2020 Notes mature on July 15, 2020 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2020 Notes prior to maturity.

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
We allocated the total issuance costs incurred to the 2018 Notes and 2020 Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the 2018 Notes and 2020 Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $1 million for both fiscal 2015 and 2014. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.7 million and $0.4 million , respectively, for fiscal 2015 and 2014.
The Notes consisted of the following (in thousands):

	January 31, 2015		January 31, 2014
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount(1)	(54,724)	(54,775)	(68,641)	(62,947)
Net carrying amount	$295,276	$195,225	$281,359	$187,053
Carrying amount of the equity component(2)	$74,892	$66,007	$74,892	$66,007

(1)
Included in the consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the Notes on the straight-line basis as it approximates the effective interest rate method.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $2 million and $2 million for the 2018 Notes and 2020 Notes, respectively, in equity issuance costs.
As of January 31, 2015, the remaining life of the 2018 Notes and 2020 Notes is approximately 41 months and 65 months, respectively.
The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2018 Notes and 2020 Notes (in thousands):

	Year Ended January 31,
	2015		2014
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$2,625	$3,750	$1,633	$2,333
Interest cost related to amortization of debt issuance costs	1,408	674	876	420
Interest cost related to amortization of the debt discount	13,916	8,172	8,265	4,834
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
We paid an aggregate amount of $144 million for the Purchased Options, which is included in Additional paid-in capital in the consolidated balance sheets.
Warrants
In connection with the issuance of the 2018 Notes and 2020 Notes, we also entered into warrant transactions to sell warrants (the Warrants) to acquire, subject to anti-dilution adjustments, up to approximately 4.2 million shares in July 2018 and 3.1 million shares in July 2020 of our Class A common stock at an exercise price of $107.96 per share. If the warrants are not exercised on their exercise dates, they will expire. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share assuming that we are profitable. The Warrants are separate transactions, and are not part of the terms of the Notes or the Purchased Options.
We received aggregate proceeds of $93 million from the sale of the Warrants, which is recorded in Additional paid-in capital in the consolidated balance sheets.

Note 11.    Commitments and Contingencies

Leases
We lease office space under non-cancelable operating leases in the U.S. and other countries with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, Mr. Duffield, who is also a significant stockholder (see Note 17).
In January, 2014, we entered into a 95-year lease to lease a 6.9-acre parcel of vacant land, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. If construction does not commence by June 30, 2015, we will be required to make additional payments to the lessor, ranging from $0.2 million to $1 million based on the length of the delay. As of January 31, 2015, the future minimum lease payments by year under non-cancelable leases are as follows (in thousands):

	Capital Leases	Operating Leases	Operating Leases with Related Party
2016	$3,293	$16,684	$4,868
2017	—	22,584	5,424
2018	—	21,420	5,545
2019	—	15,221	5,667
2020	—	9,558	5,788
Thereafter	—	33,804	23,698
	3,293	$119,271	$50,990
Less amount representing interest and taxes	(86)
	3,207
Less current portion	3,207
Noncurrent	$—

The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the period in which we benefit from the lease and have accrued for rent expense incurred but not paid. Rent expense was $21 million, $11 million and $6 million for fiscal 2015, 2014 and 2013, respectively.
Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, as of January 31, 2015, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 12.    Common Stock and Stockholders’ Equity

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
In January 2014, we completed our follow-on offering, in which we issued 6.9 million shares of our Class A common stock at a public offering price of $89.00 per share. We received net proceeds of $592 million after deducting underwriting discounts and commissions of $21 million and other offering expenses of $1 million.

As of January 31, 2015, there were 105 million shares of Class A common stock and 83 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class A and Class B shares will convert to a single class of common stock upon the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, and (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock.
Employee Equity Plans
Our board of directors adopted the 2012 Equity Incentive Plan (EIP) in August 2012 which became effective on October 10, 2012 and serves as the successor to our 2005 Stock Plan (together with the EIP, the Stock Plans). Pursuant to the terms of the EIP, the share reserve increased by 9.2 million and 8.3 million shares, respectively on March 31, 2014 and 2013. As of January 31, 2015, we had approximately 49.7 million shares of Class A common stock available for future grants under the EIP.
We also have a 2012 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. We commenced our first purchase period under the ESPP on June 1, 2013. Pursuant to the terms of the ESPP, the share reserve increased by 1.8 million shares on March 31, 2014. As of January 31, 2015, 3.4 million shares of Class A common stock were available for issuance under the ESPP. For fiscal 2015, 400,986 shares of Class A common shares were purchased under the ESPP at a weighted-average price of $65.33 per share, resulting in cash proceeds of $26 million.
Donation to the Workday Foundation
In August 2012, with approval of the board of directors, we donated 500,000 shares of Class B common stock to the Workday Foundation. We incurred a share-based charge of $11 million for the value of the donated shares, which was recorded in general and administrative expense in fiscal 2013.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. We have also issued nonstatutory options outside of the Stock Plans. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during fiscal 2015 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2014	20,706,207	$3.93	$1,773
Stock option grants	—	—
Stock options exercised	(3,668,932)	2.74
Stock options canceled	(373,718)	9.56
Balance as of January 31, 2015	16,663,557	$4.06	$1,256
Vested and expected to vest as of January 31, 2015	16,371,996	$3.99	$1,236
Exercisable as of January 31, 2015	13,054,231	$3.12	$997
The total grant-date fair value of stock options vested during fiscal 2015, 2014 and 2013 was $20 million, $27 million and $7 million, respectively. The total intrinsic value of the options exercised during fiscal 2015, 2014 and 2013 was $311 million, $566 million and $70 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of vested and expected to vest options as of January 31, 2015 is approximately 6.0 years.

As of January 31, 2015, there was a total of $37 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
The options that are exercisable as of January 31, 2015 have a weighted-average remaining contractual life of approximately 5.8 years. The weighted-average remaining contractual life of outstanding options at January 31, 2015 is approximately 6.0 years.
Common Stock Subject to Repurchase
The Stock Plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of January 31, 2015 and 2014, we had $4 million and $6 million respectively, recorded in liabilities related to early exercises of stock options.
Restricted Stock Awards
The Stock Plans provide for the issuance of restricted stock awards to employees. Restricted stock awards generally vest over five years. Under the EIP, 1.0 million restricted awards of Class B common stock are outstanding with weighted average grant date fair value of $12.89, all of which are subject to forfeiture as of January 31, 2015. During fiscal 2015, 0.3 million shares of restricted stock awards vested with weighted average grant date fair value of $12.73.
As of January 31, 2015, there was a total of $10 million in unrecognized compensation cost related to restricted stock awards, which are expected to be recognized over a weighted-average period of approximately 2.8 years.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units to employees. Restricted stock units generally vest over four years. During fiscal 2015, we issued 3.7 million restricted stock units of Class A common stock under the EIP with a weighted average grant date fair value of $81.65.
A summary of information related to restricted stock units activity during fiscal 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2014	3,966,728	$70.72
Restricted stock units granted	3,724,136	81.65
Restricted stock units vested	(1,055,785)	70.64
Restricted stock units forfeited	(225,947)	75.11
Balance as of January 31, 2015	6,409,132	$76.93
As of January 31, 2015, there was a total of $413 million in unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Performance-based Restricted Stock Units
We granted 106,320 shares of performance-based restricted stock units (PRSUs) during the year ended January 31, 2015, with a weighted average grant date fair value per share of $83.77. The PRSU awards, which were granted to all employees, include performance conditions related to company-wide goals and service conditions. Following a change in the performance condition in January 2015, these PRSU awards will vest if the performance conditions are achieved for the year ended January 31, 2016 and if the individual employee continues to provide service through the vesting date of March 15, 2016.
As of January 31, 2015, there was a total of $9 million in unrecognized compensation cost related to all performance-based restricted stock units, which is expected to be recognized over a weighted-average period of approximately one year.
Share-Based Compensation to Employees
All share-based payments to employees are measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock option awards and shares issued under the ESPP using the Black-Scholes option-pricing model. We determine the assumptions for the option-pricing model as follows:
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
Since our IPO, we have used the market closing price for our Class A common stock as reported on the New York Stock Exchange to determine the fair value of our common stock at each meeting at which awards were approved.
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
Volatility
We determine the price volatility factor based on the historical volatility of our peer group's common stock.
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
The assumptions used for the periods presented were as follows:

	Year Ended January 31,
Stock Options	2015	2014	2013
Expected volatility	n/a	54.8% – 55.8%	54.3% – 61.1%
Expected term (in years)	n/a	6.11	5 – 6.4
Risk-free interest rate	n/a	0.9% - 1.8%	0.8% - 1.0%
Dividend yield	n/a	—%	—%
	Year Ended January 31,
ESPP	2015	2014	2013
Expected volatility	32.8% – 37.7%	27.7% – 30.4%	n/a
Expected term (in years)	0.5	0.5	n/a
Risk-free interest rate	0.01% - 0.1%	0.1%	n/a
Dividend yield	—%	—%	n/a
Weighted-average grant date fair value per share	$64.12 – 72.26	$52.88 – 68.43	n/a

Note 13.    Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Year Ended January 31,
	2015	2014	2013
Interest income	$2,960	$1,992	$560
Interest expense(1)	(31,060)	(19,618)	(1,363)
Other income (expense)	(2,170)	77	(400)
Other expense, net	$(30,270)	$(17,549)	$(1,203)

(1)
During fiscal 2015 and 2014, interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes, non-cash interest related to amortization of the debt discount and amortization of debt issuance costs (see Note 10).

Note 14.    Income Taxes

The components of income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2015	2014	2013
Domestic	$(93,619)	$(49,652)	$(119,793)
Foreign	(152,353)	(121,179)	727
Total	$(245,972)	$(170,831)	$(119,066)
The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2015	2014	2013
Current:
Federal	$90	$60	$(160)
State	106	178	42
Foreign	2,128	1,440	242
Total	$2,324	$1,678	$124

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(314)	—	—
Total	(314)	—	—
Provision for income taxes	$2,010	$1,678	$124
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following:

	Year Ended January 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign income at other than U.S. rates	(22.5)	(25.4)	0.3
Intercompany transactions	(0.2)	(36.8)	—
Research tax credits	6.9	12.7	—
State taxes, net of federal benefit	0.6	1.9	5.0
Changes in valuation allowance	(15.9)	16.1	(37.8)
Stock compensation	(4.0)	(3.9)	(2.4)
Other	(0.7)	(0.6)	(0.2)
	(0.8)%	(1.0)%	(0.1)%

As a result of our history of net operating losses, the current federal and current state provision (benefit) for income taxes relates to accruals and adjustments to the interest and penalties for uncertain tax positions and state minimum and capital based income taxes. Current and deferred foreign income taxes are associated with our non-U.S. operations.
We had unrecorded excess stock option tax benefits of $267 million as of January 31, 2015. These amounts will be credited to additional paid-in capital when the tax deduction is realized on the income tax returns.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31, 2015	January 31, 2014
Deferred tax assets:
Unearned revenue	$29,093	$26,079
Other reserves and accruals	16,337	16,751
Federal net operating loss carryforwards	82,434	82,006
State and foreign net operating loss carryforwards	23,047	23,221
Property and equipment	18,864	11,753
Share-based compensation	34,009	12,092
Research and development credits	38,738	21,763
Other	4,767	2,642
	247,289	196,307
Valuation allowance	(177,211)	(130,462)
Deferred tax assets, net of valuation allowance	70,078	65,845
Deferred tax liabilities:
Intercompany transactions	(61,389)	(61,701)
Other prepaid assets	(7,255)	(4,144)
Other	(783)	—
	(69,427)	(65,845)
Net deferred tax assets	$651	$—

We regularly assess the need for a valuation allowance against its deferred tax assets by considering both positive and negative evidence related to whether it is more-likely-than-not that our deferred tax assets will be realized. In evaluating the need for a valuation allowance, we consider the cumulative loss in recent years as a significant piece of negative evidence.
As of January 31, 2015, we recorded a valuation allowance of $177 million for the portion of the deferred tax asset that we do not expect to be realized. The valuation allowance on our net deferred tax assets increased by $47 million and decreased by $28 million during fiscal 2015 and 2014, respectively. We will continue to reassess the future realization of the deferred tax asset and adjust the valuation allowance accordingly.
As of January 31, 2015, we had approximately $987 million of federal, $650 million of state and $83 million of foreign net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards expire in varying amounts between the years 2016 and 2035. The foreign net operating losses do not expire and may be carried forward indefinitely.
The net operating losses include no amounts relating to the excess tax benefit of stock option exercises, which when realized will be recorded as a credit to additional paid-in capital. In December 2014, the Tax Increases Prevention Act of 2014 was signed into law, which retroactively renewed expired provisions, including research and development tax credits, through the end of calendar year 2014. The enacted law did not impact our tax provision as the retroactive benefit of the research tax credit was fully offset by an increase in the valuation allowance. We also had approximately $35 million of federal and $33 million of California research and development tax credit carryforwards as of January 31, 2015. The federal credits expire in varying amounts between the years 2025 and 2035. The California research credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state tax law.

We consider all undistributed earnings of our foreign subsidiaries to be permanently invested in foreign operations unless such earnings are subject to federal income taxes. Undistributed earnings of our foreign subsidiaries amounted to approximately $0.2 million at January 31, 2015. Accordingly, no deferred tax liabilities have been recorded with respect to undistributed earnings of the foreign subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation.
A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended January 31,
	2015	2014	2013
Unrecognized tax benefits at the beginning of the period	$77,090	$15,577	$10,705
Additions for tax positions taken in prior years	3,946	1,928	1,392
Reductions for tax positions taken in prior years	(49)	(10,982)	—
Additions for tax positions related to the current year	7,676	70,567	3,480
Unrecognized tax benefits at the end of the period	$88,663	$77,090	$15,577
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. At each of January 31, 2015, 2014 and 2013 we had accrued interest of $1 million, $1 million and $0.4 million, respectively. We had accrued penalties of $1 million as of January 31, 2015, 2014 and 2013.
There are $2 million of potential benefits included in the balance of unrecognized tax benefits at each January 31, 2015, 2014 and 2013, which if recognized, would affect the tax rate on earnings. We believe that it is reasonably possible that a decrease of up to $2 million in unrecognized tax benefits related to an acquired subsidiary may be recognized due to a lapse in statute of limitations which may occur within the next 12 months.
We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state and foreign tax authorities. During fiscal year 2015, the Internal Revenue Service concluded its audit of our calendar 2011 and one- month period ended January 31, 2012 federal tax returns and issued a final determination letter. The audit adjustments were immaterial.

Note 15.    Net loss per share

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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Year Ended January 31,
	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss attributable to Class A and Class B common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(133,736)	$(114,246)	$(64,985)	$(107,524)	$(12,955)	$(106,803)
Denominator:
Weighted-average common shares outstanding	99,070	84,632	64,528	106,769	8,006	66,005
Basic and diluted net loss per share	$(1.35)	$(1.35)	$(1.01)	$(1.01)	$(1.62)	$(1.62)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	Year Ended January 31,
	2015	2014	2013
Outstanding common stock options and warrants (1)	16,664	20,706	31,206
Shares subject to repurchase	1,164	1,709	2,916
Unvested restricted stock awards, units, and PRSUs	7,283	4,999	1,503
Shares related to the convertible senior notes	7,261	7,261	—
Shares subject to warrants related to the issuance of convertible senior notes	7,261	7,261	—
	39,633	41,936	35,625

(1)	Warrants to purchase 1.4 million shares were outstanding as of January 31, 2013 and were exercised during fiscal 2014.

Note 16.    Geographic Information

Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2015	2014	2013
United States	$657,085	$394,564	$226,006
International	130,775	74,374	47,651
Total	$787,860	$468,938	$273,657

Note 17.    Related-Party Transactions

We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The term of the agreements is ten years and the total rent due under the agreements is $3 million for the fiscal year ended January 31, 2015, and $56 million in total. Rent expense under these agreements for fiscal 2015 and 2014 was $4 million and $1 million, respectively.

In June 2010, we entered into a capital lease agreement with an affiliate of Mr. Duffield. The lease agreement provides for an equipment lease financing facility to be drawn upon for purchases of certain equipment for use in our business operations. The capital lease under this agreement was paid in full during the three months ended July 31, 2014 and the total amount paid in fiscal 2015 was less than $1 million. The amounts paid under this agreement in fiscal 2014 and 2013 were $2 million and $4 million, respectively.

Note 18.    401(k) Plan

We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. To date, we have not made any matching contributions to this plan.

Note 19.    Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2015 and 2014 (in thousands except per share data):

	Quarter ended
	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013	July 31, 2013	April 30, 2013
Consolidated Statements of Operations Data:
Total revenues	$226,273	$215,070	$186,780	$159,737	$141,866	$127,872	$107,555	$91,645
Operating loss	(50,384)	(51,466)	(61,769)	(52,083)	(47,976)	(40,399)	(32,283)	(32,624)
Net loss	(59,466)	(59,912)	(69,215)	(59,389)	(55,982)	(47,534)	(35,978)	(33,015)
Net loss per share	(0.32)	(0.33)	(0.38)	(0.32)	(0.32)	(0.27)	(0.21)	(0.20)

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
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
(c) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during our most recent quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No 1: Election of Directors”, “Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement including “Named Executive Officers and Other Executive Management.”
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, our principal financial officer, and all other executive officers. The Code of Conduct is available on our Web site at http://www.workday.com/company/investor_relations/corporate_governance.php. A copy may also be obtained without charge by contacting Investor Relations, Workday, Inc., 6230 Stoneridge Mall Road, Pleasanton, California 94588 or by calling (925) 951-9000.
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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	October 31, 2012	3.1
3.2	Restated Bylaws of the Registrant	8-K	001-35680	March 13, 2013	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	2018 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.1
4.4	2020 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.2
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2005 Stock Plan, as amended and form of stock option and stock option exercise agreement	10-Q	001-35680	June 5, 2013	10.12
10.3†	2012 Equity Incentive Plan	S-8	333-187665	April 1, 2013	4.4
10.4	2012 Equity Incentive Plan form of agreements	S-1	333-183640	August 30, 2012	10.3
10.5†	2012 Employee Stock Purchase Plan	S-1	333-183640	August 30, 2012	10.4
10.6†	Offer Letter between Michael A. Stankey and the Registrant, dated September 4, 2009	S-1	333-183640	August 30, 2012	10.5
10.7†	Offer Letter between James P. Shaughnessy and the Registrant, dated July 7, 2011	S-1	333-183640	August 30, 2012	10.6
10.8†	Offer Letter between Mark S. Peek and the Registrant, dated April 9, 2012, as amended May 22, 2012	S-1	333-183640	August 30, 2012	10.7
10.9	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006	10-K	001-365680	March 31, 2014	10.9
10.1	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8
10.1	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-365680	March 31, 2014	10.11
10.1	Sub-Sublease, dated September 22, 2008, between Registrant and E-Loan, Inc	S-1	333-183640	August 30, 2012	10.9

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
10.1	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.2	Form of Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 17, 2013	99.1
10.2	Form of Warrant Confirmation (2018)	8-K	001-35680	June 17, 2013	99.2
10.2	Form of Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 17, 2013	99.3
10.2	Form of Warrant Confirmation (2020)	8-K	001-35680	June 17, 2013	99.4
10.2	Form of Additional Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 24, 2013	99.1
10.2	Form of Additional Warrant Confirmation (2018)	8-K	001-35680	June 24, 2013	99.2
10.2	Form of Additional Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 24, 2013	99.3
10.2	Form of Additional Warrant Confirmation (2020)	8-K	001-35680	June 24, 2013	99.4
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see page 81 to this Report)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 25th day of March, 2015.

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

Signature	Title	Date

/s/ David A. Duffield	Chairman	March 25, 2015
David A. Duffield

/s/ Aneel Bhusri	Chief Executive Officer	March 25, 2015
Aneel Bhusri	(Principal Executive Officer)

/s/ Mark S. Peek	Chief Financial Officer	March 25, 2015
Mark S. Peek	(Principal Financial and Accounting Officer)

/s/ A. George Battle	Director	March 25, 2015
A. George Battle

/s/ Christa Davies	Director	March 25, 2015
Christa Davies

/s/ Michael M. McNamara	Director	March 25, 2015
Michael M. McNamara

/s/ George J. Still, Jr.	Director	March 25, 2015
George J. Still, Jr.

/s/ Jerry Yang	Director	March 25, 2015
Jerry Yang

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	October 31, 2012	3.1
3.2	Restated Bylaws of the Registrant	8-K	001-35680	March 13, 2013	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	2018 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.1
4.4	2020 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.2
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2005 Stock Plan, as amended and form of stock option and stock option exercise agreement	10-Q	001-35680	June 5, 2013	10.12
10.3†	2012 Equity Incentive Plan	S-8	333-187665	April 1, 2013	4.4
10.4	2012 Equity Incentive Plan form of agreements	S-1	333-183640	August 30, 2012	10.3
10.5†	2012 Employee Stock Purchase Plan	S-1	333-183640	August 30, 2012	10.4
10.6†	Offer Letter between Michael A. Stankey and the Registrant, dated September 4, 2009	S-1	333-183640	August 30, 2012	10.5
10.7†	Offer Letter between James P. Shaughnessy and the Registrant, dated July 7, 2011	S-1	333-183640	August 30, 2012	10.6
10.8†	Offer Letter between Mark S. Peek and the Registrant, dated April 9, 2012, as amended May 22, 2012	S-1	333-183640	August 30, 2012	10.7
10.9	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006	10-K	001-365680	March 31, 2014	10.9
10.10	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8
10.11	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-365680	March 31, 2014	10.11
10.12	Sub-Sublease, dated September 22, 2008, between Registrant and E-Loan, Inc	S-1	333-183640	August 30, 2012	10.9
10.14	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.1

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
10.15	Form of Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 17, 2013	99.1
10.16	Form of Warrant Confirmation (2018)	8-K	001-35680	June 17, 2013	99.2
10.17	Form of Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 17, 2013	99.3
10.18	Form of Warrant Confirmation (2020)	8-K	001-35680	June 17, 2013	99.4
10.19	Form of Additional Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 24, 2013	99.1
10.20	Form of Additional Warrant Confirmation (2018)	8-K	001-35680	June 24, 2013	99.2
10.21	Form of Additional Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 24, 2013	99.3
10.22	Form of Additional Warrant Confirmation (2020)	8-K	001-35680	June 24, 2013	99.4
21.10	List of Subsidiaries of Registrant.					X
23.10	Consent of Independent Registered Public Accounting Firm					X
24.10	Power of Attorney (see page 81 to this Report)					X
31.10	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.20	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.

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