Form 10-Q
period 2015-04-30
Workday, Inc.
filed 2015-06-05
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2015, there were approximately 191 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2015	January 31, 2015 (1)
Assets
Current assets:
Cash and cash equivalents	$270,484	$298,192
Marketable securities	1,651,051	1,559,517
Accounts receivable, net	128,493	188,357
Deferred costs	20,364	20,471
Prepaid expenses and other current assets	50,601	42,502
Total current assets	2,120,993	2,109,039
Property and equipment, net	154,537	140,136
Deferred costs, noncurrent	19,981	20,998
Goodwill and acquisition-related intangible assets, net	34,479	34,779
Other assets	52,571	53,681
Total assets	$2,382,561	$2,358,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,320	$10,623
Accrued expenses and other current liabilities	31,336	24,132
Accrued compensation	47,927	56,152
Capital leases	1,759	3,207
Unearned revenue	572,212	547,151
Total current liabilities	666,554	641,265
Convertible senior notes, net	496,230	490,501
Unearned revenue, noncurrent	81,211	85,593
Other liabilities	22,539	15,299
Total liabilities	1,266,534	1,232,658
Stockholders’ equity:
Common stock	188	186
Additional paid-in capital	2,000,047	1,948,300
Accumulated other comprehensive loss	(279)	(140)
Accumulated deficit	(883,929)	(822,371)
Total stockholders’ equity	1,116,027	1,125,975
Total liabilities and stockholders’ equity	$2,382,561	$2,358,633

(1)Amounts as of January 31, 2015 were derived from the January 31, 2015 audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2015	2014
Revenues:
Subscription services	$200,993	$123,407
Professional services	49,964	36,330
Total revenues	250,957	159,737
Costs and expenses(1):
Costs of subscription services	31,782	21,459
Costs of professional services	46,132	35,960
Product development	99,335	65,171
Sales and marketing	94,895	68,167
General and administrative	32,217	21,063
Total costs and expenses	304,361	211,820
Operating loss	(53,404)	(52,083)
Other expense, net	(7,236)	(6,999)
Loss before provision for income taxes	(60,640)	(59,082)
Provision for income taxes	918	307
Net loss	$(61,558)	$(59,389)
Net loss per share, basic and diluted	$(0.33)	$(0.32)
Weighted-average shares used to compute net loss per share, basic and diluted	187,390	183,084

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$2,048	$1,055
Costs of professional services	3,454	2,198
Product development	20,811	10,868
Sales and marketing	8,365	6,752
General and administrative	12,596	8,001

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2015	2014
Net loss	$(61,558)	$(59,389)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	27	39
Net change in unrealized gains (losses) on available-for-sale investments	(145)	173
Net change in market value of effective foreign currency forward exchange contracts	(22)	—
Other comprehensive income (loss), net of tax	(140)	212
Comprehensive loss	$(61,698)	$(59,177)

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2015	2014
Cash flows from operating activities
Net loss	$(61,558)	$(59,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,569	12,523
Share-based compensation expenses	47,274	28,874
Amortization of deferred costs	4,625	3,952
Amortization of debt discount and issuance costs	6,250	5,920
Other	737	604
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	59,717	(7,013)
Deferred costs	(3,501)	(3,463)
Prepaid expenses and other assets	(7,670)	(7,350)
Accounts payable	2,752	(2,430)
Accrued expense and other liabilities	6,185	1,091
Unearned revenue	20,679	48,378
Net cash provided by (used in) operating activities	94,059	21,697
Cash flows from investing activities
Purchases of marketable securities	(385,575)	(670,406)
Maturities of marketable securities	281,407	353,230
Sales of available-for-sale securities	10,000	—
Business combinations, net of cash acquired	—	(26,317)
Purchases of property and equipment	(30,180)	(9,873)
Other	—	1,000
Net cash provided by (used in) investing activities	(124,348)	(352,366)
Cash flows from financing activities
Proceeds from issuance of common stock from employee equity plans	3,564	2,996
Principal payments on capital lease obligations	(1,448)	(2,744)
Shares repurchased for tax withholdings on vesting of restricted stock	—	(5,007)
Other	417	60
Net cash provided by (used in) financing activities	2,533	(4,695)
Effect of exchange rate changes	48	39
Net increase (decrease) in cash and cash equivalents	(27,708)	(335,325)
Cash and cash equivalents at the beginning of period	298,192	581,326
Cash and cash equivalents at the end of period	$270,484	$246,001
Supplemental cash flow data
Cash paid for interest	$33	$189
Cash paid for taxes	616	—
Non-cash investing and financing activities:
Vesting of early exercise stock options	$472	$473
Purchases of property and equipment, accrued but not paid	9,298	12,995
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended April 30, 2015 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2015, filed on March 25, 2015. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services, the recoverability of deferred commissions, certain assumptions used in the valuation of equity awards and the fair value of assets acquired and liabilities assumed through business combinations. Actual results could differ from those estimates and such differences could be material to our condensed consolidated financial position and results of operations.
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and assessing performance. Our chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. Since we operate in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
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

Note 2. Marketable Securities
At April 30, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,326,084	$359	$(22)	$1,326,421
U.S. treasury securities	187,150	60	—	187,210
U.S. corporate securities	117,502	3	(35)	117,470
Commercial paper	44,949	—	—	44,949
Money market funds	141,339	—	—	141,339
	$1,817,024	$422	$(57)	$1,817,389
Included in cash and cash equivalents	$166,338	$—	$—	$166,338
Included in marketable securities	$1,650,686	$422	$(57)	$1,651,051
At January 31, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,303,829	$422	$(16)	$1,304,235
U.S. treasury securities	180,559	91	(1)	180,649
U.S. corporate securities	99,618	27	(13)	99,632
Commercial paper	89,984	—	—	89,984
Money market funds	142,137	—	—	142,137
	$1,816,127	$540	$(30)	$1,816,637
Included in cash and cash equivalents	$257,120	$—	$—	$257,120
Included in marketable securities	$1,559,007	$540	$(30)	$1,559,517
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of April 30, 2015. No marketable securities held as of April 30, 2015 have been in a continuous unrealized loss position for more than 12 months. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remainder of the securities is reflected in cash and cash equivalents. During the three months ended April 30, 2015, we sold $10 million of our available-for-sale securities and the realized gain from the sale is immaterial.
Note 3. Deferred Costs
Deferred costs consisted of the following (in thousands):

	April 30, 2015	January 31, 2015
Current:
Deferred professional service costs	$3,600	$3,606
Deferred sales commissions	16,764	16,865
Total	$20,364	$20,471
Noncurrent:
Deferred professional service costs	$1,029	$1,254
Deferred sales commissions	18,952	19,744
Total	$19,981	$20,998

Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2015	January 31, 2015
Computers, equipment and software	$160,576	$139,569
Computers, equipment and software acquired under capital leases	33,386	34,112
Furniture and fixtures	14,748	13,082
Leasehold improvements	54,678	47,496
	263,388	234,259
Less accumulated depreciation and amortization	(108,851)	(94,123)
Property and equipment, net	$154,537	$140,136
Depreciation expense totaled $16 million and $10 million for the three months ended April 30, 2015 and 2014, respectively. These amounts include depreciation of assets recorded under capital leases of $1 million and $3 million for the three months ended April 30, 2015 and 2014, respectively.
Note 5. Goodwill and Acquisition-related Intangible Assets, Net
In February 2008, we acquired Cape Clear, an enterprise software company, and in February 2014, we acquired Identified, Inc., a data and analytics company. Our goodwill and a portion of our intangible assets are attributed to these two acquisitions. The intangible assets related to the acquisition related to Cape Clear were fully amortized as of January 31, 2013. Acquired developed technology from the Identified, Inc. acquisition is being amortized over a useful life of three years. The future estimated amortization related to the developed technology is $1 million for each of fiscal 2016 and 2017. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the last three months of the fiscal year.
Goodwill and acquisition-related intangible assets consisted of the following (in thousands):

	April 30, 2015	January 31, 2015
Acquired developed technology	$4,200	$4,200
Customer relationship assets	338	338
	4,538	4,538
Less accumulated amortization	(2,371)	(2,071)
Acquisition-related intangible assets, net	2,167	2,467
Goodwill	32,312	32,312
Goodwill and acquisition-related intangible assets, net	$34,479	$34,779
Note 6. Other Assets
Other assets consisted of the following (in thousands):

	April 30, 2015	January 31, 2015
Issuance costs of convertible senior notes	$8,023	$8,543
Acquired land leasehold interest, net	9,860	9,886
Technology patents, net	3,711	3,942
Cost method investment	10,000	10,000
Other	20,977	21,310
Total	$52,571	$53,681
Amortization expense on our land leasehold interest and technology patents was $0.3 million for each of the three months ended April 30, 2015 and 2014.

Note 7. Fair Value Measurements
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
Financial assets
We value our marketable securities using quoted prices for identical instruments in active markets when available. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using independent reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the independent pricing vendors by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional’s pricing service. To date, all of our marketable securities can be valued using one of these two methodologies.
Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of April 30, 2015
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,326,421	$1,326,421
U.S. treasury securities	187,210	—	187,210
U.S. corporate securities	—	117,470	117,470
Commercial paper	—	44,949	44,949
Money market funds	141,339	—	141,339
	$328,549	$1,488,840	$1,817,389
Included in cash and cash equivalents			$166,338
Included in marketable securities			$1,651,051

	Fair Value Measurements as of January 31, 2015
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,304,235	$1,304,235
U.S. treasury securities	180,649	—	180,649
U.S. corporate securities	—	99,632	99,632
Commercial paper	—	89,984	89,984
Money market funds	142,137	—	142,137
	$322,786	$1,493,851	$1,816,637
Included in cash and cash equivalents			$257,120
Included in marketable securities			$1,559,517

Financial liabilities
The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	April 30, 2015		January 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
0.75% Convertible senior notes	$298,881	$442,313	$295,276	$407,750
1.50% Convertible senior notes	197,349	328,906	195,225	299,063
The difference between the principal amount of the notes, $350 million for the 0.75% convertible senior notes and $250 million for the 1.50% convertible senior notes, and the carrying value represents the unamortized debt discount (see Note 8). The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on April 30, 2015 and January 31, 2015.
Based on the closing price of our common stock of $91.21 on April 30, 2015, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes was greater than their respective principal amounts.
Derivative Financial Instruments
We conduct business on a global basis in multiple foreign currencies, subjecting the Company to foreign currency risk. To mitigate this risk, we utilize hedging contracts as described below. We do not enter into any derivatives for trading or speculative purposes.
We are subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which we are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is our policy to present the derivatives gross in the condensed consolidated balance sheets. Our foreign currency forward contracts are not subject to any credit contingent features or collateral requirements and we do not believe we are subject to significant counterparty concentration risk given the short-term nature, volume, and size of the derivative contracts outstanding.
Cash flow hedges
We are exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. We initiated a hedging program in the current quarter by entering into foreign currency forward contracts related to certain customer contracts. We designate these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. The effective portion of the gains or losses resulting from changes in the fair value of these hedges is reported in Accumulated other comprehensive loss on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item in the condensed consolidated statements of operation in the same period that the underlying revenues are earned. Interest charges on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded as incurred in Other expense, net in the condensed consolidated statements of operations.
As of April 30, 2015, we had foreign currency forward contracts designed as cash flow hedges with a total notional value of $29 million which have maturities not greater than 15 months. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. As of April 30, 2015, the fair value amount of the derivative assets of $0.4 million is included in Prepaid expenses and other current assets, the short term portion of the derivative liabilities of $0.4 million is included in Accrued expenses and other current liabilities, and the long term portion of the derivative liabilities of less than $0.1 million is included in Other liabilities on our condensed consolidated balance sheets. During the three months ended April 30, 2015, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts Not Designated as Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are reported in Other expense, net in our condensed consolidated statements of operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities.
As of both April 30, 2015 and January 31, 2015, we had outstanding forward contracts with a total notional value of $10 million. All contracts have terms of less than sixty days to maturity. The fair value amount of the derivative assets was $0.1 million and the derivative liabilities was $0.4 million as of April 30, 2015. The fair value amount of the derivative assets was $0.4 million and the derivative liabilities was less than $0.1 million as of January 31, 2015. These assets and liabilities are included in Prepaid expenses and other current assets and in Accrued expenses and other current liabilities, respectively, on our condensed consolidated balance sheets.
During the three months ended April 30, 2015, we recognized a gain of $0.1 million on non-designated derivative instruments within Other expense, net, in our condensed consolidated statements of operations. We did not have forward contracts during the three months ended April 30, 2014, and therefore did not recognized any gain or loss during the period.
Our foreign currency contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
Note 8. Convertible Senior Notes, Net
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
Concurrently, we issued 1.50% convertible senior notes due July 15, 2020 (2020 Notes) with a principal amount of $250 million (together with the 2018 Notes, referred to as Notes). The 2020 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year, beginning on January 15, 2014. The 2020 Notes mature on July 15, 2020 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2020 Notes prior to maturity.
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

We allocated the total issuance costs incurred to the 2018 Notes and 2020 Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the 2018 Notes and 2020 Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.4 million for each of the three months ended April 30, 2015 and 2014. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million for each of the three months ended April 30, 2015 and 2014.
The Notes consisted of the following (in thousands):

	April 30, 2015		January 31, 2015
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount(1)	(51,119)	(52,651)	(54,724)	(54,775)
Net carrying amount	$298,881	$197,349	$295,276	$195,225
Carrying amount of the equity component(2)	$74,892	$66,007	$74,892	$66,007

(1)
Included in the condensed consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the Notes on the straight-line basis as it approximates the effective interest rate method.

(2)	Included in the condensed consolidated balance sheets within Additional paid-in capital, net of $2 million and $2 million for the 2018 Notes and 2020 Notes, respectively, in equity issuance costs.
As of April 30, 2015, the remaining life of the 2018 Notes and 2020 Notes is approximately 38 months and 62 months, respectively.
The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2018 Notes and 2020 Notes (in thousands):

	Three Months Ended April 30,
	2015		2014
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$656	$938	$656	$938
Interest cost related to amortization of debt issuance costs	352	168	352	168
Interest cost related to amortization of the debt discount	3,606	2,124	3,405	1,995
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
Note 9. Commitments and Contingencies
Leases
We lease office space under non-cancelable operating leases in the U.S. and other countries with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 14).
The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the period in which we benefit from the lease and have accrued for rent expense incurred but not paid. Rent expense totaled $6 million and $4 million for the three months ended April 30, 2015 and 2014, respectively.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of vacant land adjacent to our existing Pleasanton, California facilities, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. If construction does not commence by December 31, 2015, we will be required to make additional payments to the lessor, ranging from $0.2 million to $1 million based on the length of the delay.
Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of April 30, 2015, there were 108 million shares of Class A common stock and 83 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (EIP) serves as the successor to our 2005 Stock Plan (together with the EIP, the Stock Plans). Pursuant to the terms of the EIP, the share reserve increased by 9.4 million shares and 9.2 million shares on March 25, 2015 and March 31, 2014, respectively. As of April 30, 2015, we had approximately 57 million shares of Class A common stock available for future grants under the EIP.
We also have a 2012 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. Pursuant to the terms of the ESPP, the share reserve increased by 1.9 million shares and 1.8 million shares on March 25, 2015 and March 31, 2014, respectively. As of April 30, 2015, 5 million shares of Class A common stock were available for issuance under the ESPP.

Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. We have also issued nonstatutory options outside of the Stock Plans. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the three months ended April 30, 2015 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2015	16,663,557	$4.06	$1,256
Stock option grants	—	—
Stock options exercised	(1,106,092)	3.22
Stock options canceled	(68,488)	7.05
Balance as of April 30, 2015	15,488,977	$4.11	$1,349
Vested and expected to vest as of April 30, 2015	15,247,424	$4.05	$1,329
Exercisable as of April 30, 2015	12,536,912	$3.24	$1,103
As of April 30, 2015, there was a total of $32 million in unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 2.0 years.
Common Stock Subject to Repurchase
The Stock Plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of both April 30, 2015 and January 31, 2015, we had $4 million recorded in liabilities related to early exercises of stock options.
Restricted Stock Awards
The Stock Plans provide for the issuance of restricted stock awards to employees. Restricted stock awards generally vest over five years. Under the EIP, 1.0 million restricted awards of Class B common stock are outstanding with weighted average grant date fair value of $12.91, all of which are subject to forfeiture as of April 30, 2015. During the three months ended April 30, 2015, 0.1 million shares of restricted stock awards vested with weighted average grant date fair value of $12.73.
As of April 30, 2015, there was a total of $9 million in unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.6 years.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units to employees. Restricted stock units generally vest over four years. A summary of information related to restricted stock units activity during the three months ended April 30, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2015	6,409,132	$76.93
Restricted stock units granted	3,629,990	87.82
Restricted stock units vested	(641,502)	79.44
Restricted stock units forfeited	(97,669)	76.06
Balance as of April 30, 2015	9,299,951	$81.02

As of April 30, 2015, there was a total of $685 million in unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

Performance-based Restricted Stock Awards
As of April 30, 2015. there are 99,360 shares of performance-based restricted stock units (PRSUs) outstanding which were granted to all employees and include performance conditions related to company-wide goals and service conditions. We expect to grant additional shares related to this program for employees hired in fiscal 2016. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2016 and if the individual employee continues to provide service through the vesting date of March 15, 2016.
As of April 30, 2015, there was a total of $9 million in unrecognized compensation cost related to these performance-based restricted stock units, which will be recognized over a weighted-average period of approximately 11 months.
Note 11. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended April 30,
	2015	2014
Interest income	$955	$695
Interest expense (1)	(7,885)	(7,708)
Other income (expense)	(306)	14
Other expense, net	$(7,236)	$(6,999)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes and non-cash interest related to amortization of the debt discount and debt issuance costs (See Note 8).

Note 12. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported a tax provision of $0.9 million and $0.3 million for the three months ended April 30, 2015 and 2014, respectively. The increase in our provision for income taxes for the three months ended April 30, 2015 primarily resulted from increased income tax expense in profitable foreign jurisdictions and U.S. income tax expense on estimated taxable income before considering the realization of excess tax benefits from stock based compensation.
There were no material changes to the unrecognized tax benefits for the three months ended April 30, 2015. Due to our history of tax losses, all years remain open to tax audit.
Note 13. Net Loss Per Share
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended April 30,
	2015		2014
	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(35,024)	$(26,534)	$(30,436)	$(28,953)
Denominator:
Weighted-average common shares outstanding	106,618	80,772	93,829	89,255
Basic and diluted net loss per share	$(0.33)	$(0.33)	$(0.32)	$(0.32)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of April 30,
	2015	2014
Outstanding common stock options	15,489	19,500
Shares subject to repurchase	1,028	1,570
Unvested restricted stock awards, units, and PRSUs	10,109	7,358
Shares related to the convertible senior notes	7,261	7,261
Shares subject to warrants related to the issuance of convertible senior notes	7,261	7,261
Shares issuable pursuant to ESPP	237	194
	41,385	43,144

Note 14. Related-Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The term of the agreements is 10 years and the total rent due under the agreements is $6 million for the fiscal year ended January 31, 2016, and $56 million in total. Rent expense under these agreements for each of the three month periods ended April 30, 2015 and 2014 was $1 million.
Note 15. Geographic Information
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2015	2014
United States	$210,281	$132,529
International	40,676	27,208
Total	$250,957	$159,737
No single country other than the United States had revenues greater than 10% of total revenues for the three months ended April 30, 2015 and April 30, 2014. No customer individually accounted for more than 10% of our accounts receivable, net as of April 30, 2015 or January 31, 2015.

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
We were founded in 2005 to deliver cloud applications to global enterprises. Our applications are designed around the way people work today – in an environment that is global, collaborative, fast-paced and mobile. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our Human Capital Management (HCM) application in 2006. Since then we have continued to invest in innovation and have consistently introduced new services to our customers, including our Financial Management application in 2007, our Procurement and Employee Expense Management applications in 2008, our Payroll and mobile applications in 2009, our Talent Management application in 2010, our native iPad application and Workday integration platform in 2011, our Time Tracking and Grants Management applications in 2012, Recruiting in 2014, and Insight Applications and Professional Services Automation in 2015.
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
We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force generally targets organizations with more than 1,000 workers. A substantial majority of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 4,100 and approximately 2,900 employees as of April 30, 2015 and 2014, respectively.
We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our application development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia, through investments in product development and customer support to address the business needs of local markets, increasing our sales and marketing organizations, adding new offices, and expanding our ecosystem of services partners to support local deployments. We expect to make further significant investments in our data center infrastructure in fiscal 2016 as we plan for future growth. We are also investing in personnel to service our growing customer base. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.
Since inception, we have invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional services partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday, will drive additional customer subscriptions and continued growth in revenues. In addition, over time we expect professional services revenues and the cost of professional services as a percentage of total revenues will decline as we increasingly rely on our partners to deploy Workday applications and as the number of our existing customers continues to grow.

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
Subscription services revenues accounted for 80% of our total revenues during the three months ended April 30, 2015 and represented 96% of our total unearned revenue as of April 30, 2015. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, and the price of our applications.
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
Subscription services fees are recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer, which is generally within one week of contract signing. Our subscription contracts typically have a term of three years and are non-cancelable. We generally invoice our customers in advance, in annual installments. Amounts that have been invoiced are initially recorded as unearned revenue. Amounts that have not yet been invoiced represent backlog and are not reflected in our condensed consolidated financial statements.
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
Sales and marketing. Sales and marketing expenses consist primarily of employee-related costs, sales commissions, marketing programs and travel. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. Commissions earned by our sales force that can be associated specifically with a non-cancelable subscription contract are generally deferred and amortized over the same period that revenues are recognized for the related non-cancelable contract.
General and administrative. General and administrative expenses consist of employee-related costs for finance and accounting, legal, human resources and management information systems personnel, legal costs, professional fees and other corporate expenses.

Results of Operations
Revenues
Our total revenues for the three months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended April 30,
	2015	2014	% Change
	(in thousands)
Revenues:
Subscription services	$200,993	$123,407	63%
Professional services	49,964	36,330	38
Total revenues	$250,957	$159,737	57
Total revenues were $251 million for the three months ended April 30, 2015, compared to $160 million during the prior year period, an increase of $91 million, or 57%. Subscription services revenues were $201 million for the three months ended April 30, 2015, compared to $123 million for the prior year period, an increase of $78 million, or 63%. The increase in subscription services revenues was due primarily to the recognition of revenue for an increased number of customer contracts as compared to the prior year period. Professional services revenues were $50 million for the three months ended April 30, 2015, compared to $36 million for the prior year period, an increase of $14 million, or 38%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Core Operating Expenses
We use the non-GAAP financial measure of core operating expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance and the ability of operations to generate cash. We believe that core operating expenses reflects our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as it excludes expenses that are not reflective of ongoing operating results. We also believe that core operating expenses provide useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
The following discussion of our core operating expenses and the components of our core operating expenses highlights the factors that we focus upon in evaluating our operating margin and operating expenses. The increases or decreases in operating expenses discussed in this section do not include changes relating to share-based compensation, and certain other expenses, which consist of employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets.

Reconciliation of our core operating expenses to the nearest GAAP measure, total operating expenses, is as follows:

	Three months ended April 30, 2015
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$29,548	$2,048	$186	$31,782
Costs of professional services	42,324	3,454	354	46,132
Product development	76,211	20,811	2,313	99,335
Sales and marketing	85,899	8,365	631	94,895
General and administrative	19,034	12,596	587	32,217
Total costs and expenses	$253,016	$47,274	$4,071	$304,361
Operating loss	$(2,059)	$(47,274)	$(4,071)	$(53,404)
Operating margin	(1)%	(19)%	(2)%	(21)%

	Three Months Ended April 30, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands)
Costs of subscription services	$20,358	$1,055	$46	$21,459
Costs of professional services	33,673	2,198	89	$35,960
Product development	53,621	10,868	682	$65,171
Sales and marketing	61,142	6,752	273	$68,167
General and administrative	13,471	8,001	(409)	$21,063
Total costs and expenses	$182,265	$28,874	$681	$211,820
Operating loss	$(22,528)	$(28,874)	$(681)	$(52,083)
Operating margin	(14)%	(18)%	(1)%	(33)%

(1)	See “Non-GAAP Financial Measures” below for further information.
Core operating margins
Core operating margins, calculated using GAAP revenues and core operating expenses, improved from (14)% for the three months ended April 30, 2014 to (1)% for the three months ended April 30, 2015. The improvements in our core operating margins in the three months ended April 30, 2015 were primarily due to higher subscription services revenues, higher professional services revenues driven by continued increased demand for services, and improvements to operating leverage.
In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable GAAP measure, “total operating expenses,” in the table above.
Core operating expenses increased by $71 million, or 39% for the three months ended April 30, 2015 compared to the prior year period. The increases were primarily due to higher employee-related costs driven by higher headcount.
Costs of subscription services
Core operating expenses in costs of subscription services were $30 million for the three months ended April 30, 2015, compared to $20 million for the prior year period, an increase of $10 million, or 45%. The increase was primarily due to an increase of $3 million in employee-related costs driven by higher headcount, an increase of $3 million in depreciation expense related to our data centers and an increase of $2 million in facility and IT-related expenses.
We expect that core operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.

Costs of professional services
Core operating expenses in costs of professional services were $42 million for the three months ended April 30, 2015, compared to $34 million for the prior year period, an $8 million increase, or 26%. This increase was primarily due to increases of $9 million to staff our deployment and integration engagements.
Over time, we expect costs of professional services as a percentage of total revenues to continue to decline as we increasingly rely on third parties to deploy our applications and as the number of our customers continues to grow. For fiscal 2016, we anticipate professional services margins to be lower than fiscal 2015 as we invest in building our partnership ecosystem in new market segments and geographies.
Product development
Core operating expenses in product development were $76 million for the three months ended April 30, 2015, compared to $54 million for the prior year period, an increase of $22 million, or 42%. The increase was primarily due to increases of $17 million in employee compensation costs due to higher headcount and $4 million in facility and IT-related expenses.
We expect that product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and marketing
Core operating expenses in sales and marketing were $86 million for the three months ended April 30, 2015, compared to $61 million for the prior year period, an increase of $25 million, or 41%. The increase was primarily due to increases of $14 million in employee compensation costs due to higher headcount and higher commissionable sales volume, $6 million in advertising, marketing and event costs, $3 million in travel expenses and $2 million in facility and IT-related expenses.
We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and administrative
Core operating expenses in general and administrative were $19 million for the three months ended April 30, 2015, compared to $13 million for the prior year period, an increase of $6 million, or 41%. The increase was primarily due to $4 million in higher employee compensation costs due to higher headcount and $2 million in higher consulting fees.
We expect general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our international expansion.
Share-Based Compensation Expenses
Share-based compensation expenses were $47 million for the three months ended April 30, 2015, compared to $29 million for the prior year period. The increase in share-based compensation expenses was primarily due to grants of restricted stock units to existing and new employees during the three months ended April 30, 2015. During the three months ended April 30, 2015, the realized excess tax benefits related to share-based compensation were immaterial.
Other Operating Expenses
Other operating expenses include employer payroll tax-related items on employee stock transactions of $4 million for the three months ended April 30, 2015 and $0.5 million for the prior year period. In addition, other operating expenses included amortization of acquisition-related intangible assets of $0.3 million for the three months ended April 30, 2015 and $0.2 million for the prior year period.
Other Expense, Net
Other expense, net, for the three months ended April 30, 2015, was comparable to the prior year period. The contractual cash interest expense was $2 million for the three months ended April 30, 2015, and $2 million for the prior year period. The non-cash interest expense related to amortization of the debt discount and amortization of debt issuance costs was $6 million for each of the three months ended April 30, 2015 and 2014.

Liquidity and Capital Resources
As of April 30, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.9 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, U.S. corporate securities, commercial paper, and money market funds.
We have financed our operations primarily through sales of equity securities, customer payments, and issuance of debt. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services, and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We also may choose to seek additional equity or debt financing.
Our cash flows for the three months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$94,059	$21,697
Investing activities	(124,348)	(352,366)
Financing activities	2,533	(4,695)
Effect of exchange rate changes	48	39
Net increase (decrease) in cash and cash equivalents	$(27,708)	$(335,325)
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

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	94,059	21,697
Purchase of property and equipment	(30,180)	(9,873)
Free cash flows	63,879	11,824

	Trailing Twelve Months Ended April 30,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$174,365	$50,650
Purchase of property and equipment	(123,953)	(68,703)
Purchase of other intangible assets	-	(15,000)
Free cash flows	$50,412	$(33,053)
Operating Activities
We use net cash provided by operating activities as a key financial metric. For the three months ended April 30, 2015, cash provided by operating activities was $94 million, as compared to $22 million for the prior year period. The improvement in cash flow provided by operating activities was primarily due to increased cash collections driven by significant billing activities during the three months ended January 31, 2015, for which we received payment in Q1, partially offset by increases in our headcount and other operational expenses.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2015 was $124 million, which was primarily the result of the timing of purchases and maturities of marketable securities and capital expenditures of $30 million. We expect capital expenditures will be approximately $150 million for the year ended January 31, 2016. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth. We acquired a leasehold interest in land in Pleasanton adjacent to our existing office space in January 31, 2014. We are actively evaluating construction alternatives for this site and therefore have not yet factored any related development costs into our expected capital expenditures described above.
Cash used in investing activities for the three months ended April 30, 2014 was $352 million, which was primarily the result of the timing of purchases and maturities of marketable securities and of capital expenditures.
Financing Activities
For the three months ended April 30, 2015, cash provided by financing activities was $3 million, which was primarily due to $4 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $1 million in principal payments on our capital lease obligations.
For the three months ended April 30, 2014, cash used in financing activities was $5 million, which was primarily due to $5 million of Class A common share repurchases for tax withholdings on vesting of restricted stock units and $3 million in principal payments on our capital lease obligations, which were partially offset by $3 million of proceeds from issuance of common stock from employee equity plans.
Free Cash Flows
In addition to net cash used by operating activities, management uses free cash flows as a key financial metric. Free cash flows improved by $52 million to $64 million for the three months ended April 30, 2015, compared to $12 million for the prior year period. The improvement was primarily due to increased sales and the related cash collections, partially offset by increased capital expenditures and higher operating expenses, driven primarily by increased headcount.
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

•
Other Operating Expenses. Other operating expenses included employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets. The amount of employer payroll tax-related items on share-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of our ongoing operations.

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
See “Results of Operations—Core Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the three months ended April 30, 2015 and 2014.
See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “Net cash provided by (used in) operating activities,” for the three months ended April 30, 2015 and 2014.
Commitments
Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, as well as computer equipment. As of April 30, 2015, the future non-cancelable minimum payments under operating leases were $188 million. During the remainder of the year ended January 31, 2016, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of vacant land adjacent to our existing Pleasanton, California facilities, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. If construction does not commence by December 31, 2015, we will be required to make additional payments to the lessor, ranging from $0.2 million to $1 million based on the length of the delay.
We are not required to make principal payments under the Notes prior to maturity. If the Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $350 million in principal on July 15, 2018 and $250 million in principal on July 15, 2020. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 8 of the notes to the condensed consolidated financial statements.
We do not consider outstanding purchase orders to be purchase commitments as they represent authorizations to purchase rather than binding agreements.
Off-Balance Sheet Arrangements
Through April 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
During the three months ended April 30, 2015, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 25, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant currency exposures are the Euro and British Pound Sterling. Due to the relative size of our international operations to date and the fact that the majority of our international contracts are currently in U.S. dollars, our foreign currency exposure has been fairly limited. We anticipate that our exposure to foreign currency fluctuations will increase over time, and, as a result, we initiated a hedging program focused on certain currencies in fiscal 2015.
Interest rate sensitivity
We had cash, cash equivalents and marketable securities totaling $1.9 billion as of April 30, 2015. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate securities, commercial paper, and money market funds. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in an $8 million market value reduction in our investment portfolio as of April 30, 2015. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $2 million as of April 30, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
Market Risk and Market Interest Risk
In June 2013, we issued $350 million of 2018 Notes and $250 million of 2020 Notes. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the 2018 Notes and 2020 Notes will receive cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election.
Concurrent with the issuance of the Notes, we entered into separate note hedge and warrant transactions. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.
Our Notes have fixed annual interest rates at 0.75% and 1.50% and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $299 million and $197 million, respectively, as of April 30, 2015. These represent the liability component of the principal balance of our Notes as of April 30, 2015. The total estimated fair values of the 2018 Notes and 2020 Notes at April 30, 2015 were $442 million and $329 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at April 30, 2015, which were $126.38 and $131.56, respectively. For further information, see Note 8 of the notes to condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act), as of the end of the period covered by this report (Evaluation Date).
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
Problems faced by our third-party data center operations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, or problems faced by AWS, could adversely affect the experience of our customers. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers or AWS are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or at AWS or any errors, defects, disruptions, or other performance problems with our applications could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers for prepaid and unused subscription services, subject us to potential liabilities, result in contract terminations, or adversely affect our renewal rates.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to approximately 4,100 employees as of April 30, 2015, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
Some of our international contracts are not denominated in local currencies. However, the majority of our international costs are denominated in local currencies. We anticipate that over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We have a hedging program but we cannot assure that this hedging program will be effective and we will continue to have risk of exchange rate fluctuations.
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
You should not consider our historical revenue growth rates as indicative of our future performance. Our revenue growth rates have declined, and may decline in future periods, as the size of our customer base increases and as we achieve higher market penetration rates. Other factors may also contribute to declines in our growth rates, including slowing demand for our services, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, and the maturation of our business, among others. As our growth rates decline, investors’ perceptions of our business and the trading price of our securities could be adversely affected.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results.
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
As of April 30, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2025 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our services and adversely impact our business.
We operate and are subject to taxes in the United States and numerous foreign jurisdictions throughout the world. Changes to federal, state, local or international tax laws on income, sales, use, indirect or other tax laws, statutes, rules, regulations or ordinances on multinational corporations are currently being considered by the United States and other countries where we do business. These contemplated legislative initiatives include, but not limited to, changes to transfer pricing policies and definitional changes to permanent establishment could be applied solely or disproportionately to services provided over the Internet. These contemplated tax initiatives, if finalized and adopted by countries, may ultimately impact our effective tax rate and could adversely affect our sales activity resulting in a negative impact on our operating results and cash flows.
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
As of April 30, 2015, our co-founder and Chairman Mr. Duffield, together with his affiliates, held voting rights with respect to 67 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Duffield holds 0.2 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. As of April 30, 2015, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7 million shares of Class B common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3 million shares of Class B common stock, 1 million shares of Class B restricted stock and 0.3 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is currently publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of April 30, 2015. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
We have broad discretion in the use of our cash balances and may not use them effectively.
We have broad discretion in the use of our cash balances and may not use them effectively. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest the net proceeds from these offerings in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our securities.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Bylaws of the Registrant	8-K	001-35680	June 5, 2015	3.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: June 5, 2015

Workday, Inc.

/s/ Mark S. Peek
Mark S. Peek
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Bylaws of the Registrant	8-K	001-35680	June 5, 2015	3.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X