Form 10-Q
period 2015-07-31
Workday, Inc.
filed 2015-09-04
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 31, 2015, there were approximately 192 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2015	January 31, 2015 (1)
Assets
Current assets:
Cash and cash equivalents	$230,578	$298,192
Marketable securities	1,676,351	1,559,517
Accounts receivable, net	156,282	188,357
Deferred costs	18,905	20,471
Prepaid expenses and other current assets	58,412	42,502
Total current assets	2,140,528	2,109,039
Property and equipment, net	172,701	140,136
Deferred costs, noncurrent	20,787	20,998
Goodwill and acquisition-related intangible assets, net	42,953	34,779
Other assets	66,915	53,681
Total assets	$2,443,884	$2,358,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,668	$10,623
Accrued expenses and other current liabilities	31,706	24,132
Accrued compensation	48,347	56,152
Capital leases	743	3,207
Unearned revenue	601,807	547,151
Total current liabilities	706,271	641,265
Convertible senior notes, net	502,045	490,501
Unearned revenue, noncurrent	81,281	85,593
Other liabilities	22,312	15,299
Total liabilities	1,311,909	1,232,658
Stockholders’ equity:
Common stock	190	186
Additional paid-in capital	2,084,815	1,948,300
Accumulated other comprehensive income (loss)	320	(140)
Accumulated deficit	(953,350)	(822,371)
Total stockholders’ equity	1,131,975	1,125,975
Total liabilities and stockholders’ equity	$2,443,884	$2,358,633

(1)	Amounts as of January 31, 2015 were derived from the January 31, 2015 audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenues:
Subscription services	$223,742	$143,652	$424,735	$267,059
Professional services	58,954	43,128	108,918	79,458
Total revenues	282,696	186,780	533,653	346,517
Costs and expenses(1):
Costs of subscription services	35,287	24,373	67,069	45,832
Costs of professional services	56,792	41,267	102,924	77,227
Product development	115,345	77,464	214,680	142,635
Sales and marketing	106,430	78,523	201,325	146,690
General and administrative	36,482	26,922	68,699	47,985
Total costs and expenses	350,336	248,549	654,697	460,369
Operating loss	(67,640)	(61,769)	(121,044)	(113,852)
Other expense, net	(3,779)	(6,953)	(11,015)	(13,952)
Loss before provision for (benefit from) income taxes	(71,419)	(68,722)	(132,059)	(127,804)
Provision for (benefit from) income taxes	(1,998)	493	(1,080)	800
Net loss	$(69,421)	$(69,215)	$(130,979)	$(128,604)
Net loss per share, basic and diluted	$(0.37)	$(0.38)	$(0.70)	$(0.70)
Weighted-average shares used to compute net loss per share, basic and diluted	189,360	184,319	188,382	183,733

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$3,173	$1,608	$5,221	$2,663
Costs of professional services	5,144	3,519	8,598	5,717
Product development	28,632	16,737	49,443	27,605
Sales and marketing	13,222	7,377	21,587	14,129
General and administrative	14,593	11,541	27,189	19,542

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net loss	$(69,421)	$(69,215)	$(130,979)	$(128,604)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(227)	(15)	(200)	24
Net change in unrealized gains (losses) on available-for-sale investments	(192)	(503)	(337)	(330)
Net change in market value of effective foreign currency forward exchange contracts	1,018	—	997	—
Other comprehensive income (loss), net of tax	599	(518)	460	(306)
Comprehensive loss	$(68,822)	$(69,733)	$(130,519)	$(128,910)

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Cash flows from operating activities
Net loss	$(69,421)	$(69,215)	$(130,979)	$(128,604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,888	14,474	38,457	26,997
Share-based compensation expenses	64,764	40,782	112,038	69,656
Amortization of deferred costs	7,735	4,421	12,360	8,373
Amortization of debt discount and issuance costs	6,336	6,002	12,586	11,922
Gain on sale of cost method investment	(3,220)	—	(3,220)	—
Other	(2,119)	242	(1,382)	846
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(27,570)	(1,441)	32,147	(8,454)
Deferred costs	(7,082)	(6,433)	(10,583)	(9,896)
Prepaid expenses and other assets	(7,806)	(2,748)	(15,476)	(10,098)
Accounts payable	1,428	(23)	4,180	(2,453)
Accrued expense and other liabilities	2,913	(14,602)	9,098	(13,511)
Unearned revenue	29,665	19,530	50,344	67,908
Net cash provided by (used in) operating activities	15,511	(9,011)	109,570	12,686
Cash flows from investing activities
Purchases of marketable securities	(476,470)	(365,779)	(862,045)	(1,036,185)
Maturities of marketable securities	429,186	414,242	710,593	767,472
Sales of available-for-sale securities	19,524	8,138	29,524	8,138
Business combinations, net of cash acquired	(7,961)	—	(7,961)	(26,317)
Purchases of property and equipment	(25,792)	(28,409)	(55,972)	(38,282)
Purchases of cost method investments	(15,750)	(10,000)	(15,750)	(10,000)
Sale of cost method investment	3,538	—	3,538	—
Other	—	—	—	1,000
Net cash provided by (used in) investing activities	(73,725)	18,192	(198,073)	(334,174)
Cash flows from financing activities
Proceeds from issuance of common stock from employee equity plans	19,172	15,169	22,736	18,165
Principal payments on capital lease obligations	(1,016)	(4,418)	(2,464)	(7,162)
Shares repurchased for tax withholdings on vesting of restricted stock	—	(3,284)	—	(8,291)
Other	362	—	779	60
Net cash provided by (used in) financing activities	18,518	7,467	21,051	2,772
Effect of exchange rate changes	(210)	(15)	(162)	24
Net increase (decrease) in cash and cash equivalents	(39,906)	16,633	(67,614)	(318,692)
Cash and cash equivalents at the beginning of period	270,484	246,001	298,192	581,326
Cash and cash equivalents at the end of period	$230,578	$262,634	$230,578	$262,634
Supplemental cash flow data
Cash paid for interest	$3,211	$3,369	$3,244	$3,558
Cash paid for taxes	418	120	1,034	120
Non-cash investing and financing activities:
Vesting of early exercise stock options	$472	$471	$944	$944
Purchases of property and equipment, accrued but not paid	18,642	12,171	18,642	12,171

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Overview and Basis of Presentation
Company and Background
Workday provides financial management, human capital management, and analytics applications designed for the world's largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer Internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources. We were originally incorporated in March 2005 in Nevada and in June 2012, we reincorporated in Delaware. As used in this report the terms "Workday," "registrant," "we," "us," and "our" mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2015 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2015, filed on March 25, 2015. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
Certain prior year amounts related to cost method investments have been reclassified within Note 6 of the notes to the condensed consolidated financial statements. The reclassifications had no effect on total Other assets as previously reported.
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
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU 2014-9 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. Early adoption is permitted. As of July 31, 2015, we have $8 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.
Note 2. Marketable Securities
At July 31, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,380,038	$258	$(40)	$1,380,256
U.S. treasury securities	115,274	29	(12)	115,291
U.S. corporate securities	100,928	2	(64)	100,866
Commercial paper	79,938	—	—	79,938
Money market funds	141,243	—	—	141,243
	$1,817,421	$289	$(116)	$1,817,594
Included in cash and cash equivalents	$141,243	$—	$—	$141,243
Included in marketable securities	$1,676,178	$289	$(116)	$1,676,351
At January 31, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,303,829	$422	$(16)	$1,304,235
U.S. treasury securities	180,559	91	(1)	180,649
U.S. corporate securities	99,618	27	(13)	99,632
Commercial paper	89,984	—	—	89,984
Money market funds	142,137	—	—	142,137
	$1,816,127	$540	$(30)	$1,816,637
Included in cash and cash equivalents	$257,120	$—	$—	$257,120
Included in marketable securities	$1,559,007	$540	$(30)	$1,559,517
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of July 31, 2015. The unrealized losses on marketable securities which have been in a net loss position for twelve months or greater were not material as of July 31, 2015. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remainder of the securities is reflected in cash and cash equivalents. During the three and six months ended July 31, 2015, we sold $20 million and $30 million, respectively, of our marketable securities and the realized gains from the sales are immaterial.

Note 3. Deferred Costs
Deferred costs consisted of the following (in thousands):

	July 31, 2015	January 31, 2015
Current:
Deferred professional service costs	$915	$3,606
Deferred sales commissions	17,990	16,865
Total	$18,905	$20,471
Noncurrent:
Deferred professional service costs	$801	$1,254
Deferred sales commissions	19,986	19,744
Total	$20,787	$20,998
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2015	January 31, 2015
Computers, equipment and software	$178,942	$139,569
Computers, equipment and software acquired under capital leases	32,302	34,112
Furniture and fixtures	16,837	13,082
Leasehold improvements	69,157	47,496
	297,238	234,259
Less accumulated depreciation and amortization	(124,537)	(94,123)
Property and equipment, net	$172,701	$140,136
Depreciation expense totaled $17 million and $11 million for the three months ended July 31, 2015 and 2014, respectively, and $33 million and $21 million for the six months ended July 31, 2015 and 2014, respectively.
These amounts include depreciation of assets recorded under capital leases of $1 million and $2 million for the three months ended July 31, 2015 and 2014, respectively, and $2 million and $5 million for the six months ended July 31, 2015 and 2014, respectively.
Note 5. Goodwill and Acquisition-related Intangible Assets, Net
Developed technology from acquisitions is typically amortized over a useful life of three years. The future estimated amortization related to the acquired developed technology is $1 million and $2 million for fiscal 2016 and 2017, respectively. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the last three months of the fiscal year.
Goodwill and acquisition-related intangible assets, net consisted of the following (in thousands):

	July 31, 2015	January 31, 2015
Acquired developed technology	$5,460	$4,200
Customer relationship assets	338	338
	5,798	4,538
Less accumulated amortization	(2,775)	(2,071)
Acquisition-related intangible assets, net	3,023	2,467
Goodwill	39,930	32,312
Goodwill and acquisition-related intangible assets, net	$42,953	$34,779

Note 6. Other Assets
Other assets consisted of the following (in thousands):

	July 31, 2015	January 31, 2015
Cost method investments	$27,892	$12,910
Acquired land leasehold interest, net	9,833	9,886
Issuance costs of convertible senior notes, net	7,502	8,543
Technology patents, net	3,481	3,942
Other	18,207	18,400
Total	$66,915	$53,681
Amortization expense on our land leasehold interest and technology patents was $0.2 million for the three months ended July 31, 2015, $0.3 million for the three months ended July 31,2014 and $0.5 million for each of the six month periods ended July 31, 2015 and 2014.
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

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of July 31, 2015
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,380,256	$1,380,256
U.S. treasury securities	115,291	—	115,291
U.S. corporate securities	—	100,866	100,866
Commercial paper	—	79,938	79,938
Money market funds	141,243	—	141,243
	$256,534	$1,561,060	$1,817,594
Included in cash and cash equivalents			$141,243
Included in marketable securities			$1,676,351

	Fair Value Measurements as of January 31, 2015
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,304,235	$1,304,235
U.S. treasury securities	180,649	—	180,649
U.S. corporate securities	—	99,632	99,632
Commercial paper	—	89,984	89,984
Money market funds	142,137	—	142,137
	$322,786	$1,493,851	$1,816,637
Included in cash and cash equivalents			$257,120
Included in marketable securities			$1,559,517
Financial Liabilities
The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	July 31, 2015		January 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
0.75% Convertible senior notes	$302,539	$417,594	$295,276	$407,750
1.50% Convertible senior notes	199,506	310,469	195,225	299,063
The difference between the principal amount of the notes, $350 million for the 0.75% convertible senior notes and $250 million for the 1.50% convertible senior notes, and the carrying value represents the unamortized debt discount (see Note 8). The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on July 31, 2015 and January 31, 2015.
Based on the closing price of our common stock of $84.33 on July 31, 2015, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes was greater than their respective principal amounts.
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
Cash flow hedges
We are exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. We initiated a hedging program in the first quarter of the current fiscal year by entering into foreign currency forward contracts related to certain customer contracts. We designate these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. The effective portion of the gains or losses resulting from changes in the fair value of these hedges is recorded in Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item in the condensed consolidated statements of operations in the same period that the underlying revenues are earned. Interest charges on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded as incurred in Other expense, net in the condensed consolidated statements of operations.
As of July 31, 2015, we had foreign currency forward contracts designed as cash flow hedges with a total notional value of $51 million which have maturities not greater than 15 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract. As of July 31, 2015, the fair value amount of the derivative assets of $1 million is included in Prepaid expenses and other current assets, and the fair value amount of the derivative liabilities of $0.3 million is included in Accrued expenses and other current liabilities on our condensed consolidated balance sheets.
We recognized an unrealized gain of $1 million in Accumulated other comprehensive income (loss) for the effective portion of our derivative instruments during the three and six months ended July 31, 2015. The realized gains reclassified from Accumulated other comprehensive income (loss) to the related revenue line item in the condensed consolidated statements of operations were immaterial for the three and six months ended July 31, 2015.
During the three and six months ended July 31, 2015, all cash flow hedges were considered effective.
Foreign currency forward contracts not designated as hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are recorded in Other expense, net in our condensed consolidated statements of operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities.
As of July 31, 2015 and January 31, 2015, we had outstanding forward contracts with total notional values of $9 million and $10 million, respectively. All contracts have terms of less than 60 days to maturity. The fair value amount of the derivative assets and derivative liabilities was less than $0.1 million, respectively, as of July 31, 2015. The fair value amount of the derivative assets was $0.4 million and the derivative liabilities was less than $0.1 million as of January 31, 2015. These assets and liabilities are included in Prepaid expenses and other current assets and in Accrued expenses and other current liabilities, respectively, on our condensed consolidated balance sheets.
We recognized a loss of less than $0.1 million and a gain of less than $0.1 million during the three and six months ended July 31, 2015, respectively, on derivative instruments not designated as hedging instruments. We recognized a net gain of less than $0.1 million during the three months and six months ended July 31, 2014 on derivative instruments not designated as hedging instruments. Gains or losses on derivative instruments not designated as hedging instruments are recorded within Other expense, net, in our condensed consolidated statements of operations.
Our foreign currency contracts are classified within Level 2 because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
Note 8. Convertible Senior Notes, Net
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 (2018 Notes) with a principal amount of $350 million. The 2018 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 0.75% on January 15 and July 15 of each year. The 2018 Notes mature on July 15, 2018 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2018 Notes prior to maturity.

Concurrently, we issued 1.50% convertible senior notes due July 15, 2020 (2020 Notes) with a principal amount of $250 million (together with the 2018 Notes, referred to as Notes). The 2020 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year. The 2020 Notes mature on July 15, 2020 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2020 Notes prior to maturity.
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
We allocated the total issuance costs incurred to the 2018 Notes and 2020 Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the 2018 Notes and 2020 Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.4 million for each of the three month periods ended July 31, 2015 and 2014, and $0.7 million for each of the six month periods ended July 31, 2015 and 2014. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million for each of the three month periods ended July 31, 2015 and 2014, and $0.3 million for each of the six month periods ended July 31, 2015 and 2014.

The Notes, net consisted of the following (in thousands):

	July 31, 2015		January 31, 2015
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount(1)	(47,461)	(50,494)	(54,724)	(54,775)
Net carrying amount	$302,539	$199,506	$295,276	$195,225
Carrying amount of the equity component(2)	$74,892	$66,007	$74,892	$66,007

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
As of July 31, 2015, the remaining life of the 2018 Notes and 2020 Notes is approximately 35 months and 59 months, respectively.
The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2018 Notes and 2020 Notes (in thousands):

	Three Months Ended July 31,				Six Months Ended July 31,
	2015		2014		2015		2014
	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$657	$937	$657	$937	$1,313	$1,875	$1,313	$1,875
Interest cost related to amortization of debt issuance costs	352	169	352	169	704	337	704	337
Interest cost related to amortization of the debt discount	3,658	2,157	3,454	2,027	7,264	4,281	6,859	4,022
Notes Hedges
In connection with the issuance of the 2018 Notes and 2020 Notes, we entered into convertible note hedge transactions with respect to our Class A common stock (Purchased Options). The Purchased Options cover, subject to anti-dilution adjustments substantially identical to those in the Notes, approximately 7.3 million shares of our Class A common stock and are exercisable upon conversion of the Notes. The Purchased Options have initial exercise prices that correspond to the initial conversion prices of the 2018 Notes and 2020 Notes, subject to anti-dilution adjustments substantially similar to those in the Notes. The Purchased Options will expire in 2018 for the 2018 Notes and in 2020 for the 2020 Notes, if not earlier exercised. The Purchased Options are intended to offset potential economic dilution to our Class A common stock upon any conversion of the Notes. The Purchased Options are separate transactions and are not part of the terms of the Notes.
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
The facility lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We recognize rent expense on a straight-line basis over the period in which we benefit from the lease and have accrued for rent expense incurred but not paid. Rent expense totaled $7 million and $5 million for the three months ended July 31, 2015 and 2014, respectively, and $13 million and $9 million for the six months ended July 31, 2015 and 2014, respectively.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of vacant land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. If construction does not commence by December 31, 2015, we will be required to make additional payments to the lessor, ranging from $0.2 million to $1 million based on the length of the delay.
Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of July 31, 2015, there were 111 million shares of Class A common stock and 81 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (EIP) serves as the successor to our 2005 Stock Plan (together with the EIP, the Stock Plans). Pursuant to the terms of the EIP, the share reserve increased by 9 million shares on March 25, 2015, and as of July 31, 2015, we had approximately 57 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares on March 25, 2015. On May 29, 2015, 0.2 million shares of Class A common shares were purchased under the ESPP at a weighted-average price of $67.08 per share, resulting in cash proceeds of $17 million. As of July 31, 2015, 5 million shares of Class A common stock were available for issuance under the ESPP.

Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. We have also issued nonstatutory options outside of the Stock Plans. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the six months ended July 31, 2015 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2015	16,663,557	$4.06	$1,256
Stock option grants	—	—
Stock options exercised	(1,927,417)	3.22
Stock options canceled	(113,883)	9.51
Balance as of July 31, 2015	14,622,257	$4.13	$1,173
Vested and expected to vest as of July 31, 2015	14,445,622	$4.08	$1,159
Exercisable as of July 31, 2015	12,253,357	$3.36	$992
As of July 31, 2015, there was a total of $27 million in unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.7 years.
Common Stock Subject to Repurchase
The Stock Plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of both July 31, 2015 and January 31, 2015, we had $4 million recorded in liabilities related to early exercises of stock options.
Restricted Stock Awards
The Stock Plans provide for the issuance of restricted stock awards to employees. Restricted stock awards generally vest over five years. Under the EIP, 1 million restricted awards of Class B common stock are outstanding with weighted average grant date fair value of $12.93, all of which are subject to forfeiture as of July 31, 2015. During the three months ended July 31, 2015, 0.1 million shares of restricted stock awards vested with weighted average grant date fair value of $12.73.
As of July 31, 2015, there was a total of $8 million in unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units ("RSUs") to employees. RSUs generally vest over four years. A summary of information related to RSU activity during the six months ended July 31, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2015	6,409,132	$76.93
RSUs granted	4,330,223	87.21
RSUs vested	(1,017,060)	78.02
RSUs forfeited	(259,170)	80.66
Balance as of July 31, 2015	9,463,125	$81.42

As of July 31, 2015, there was a total of $676 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

Performance-based Restricted Stock Awards
As of July 31, 2015. there are 0.1 million shares of performance-based restricted stock units (PRSUs) outstanding which were granted to all employees and include performance conditions related to company-wide goals and service conditions. We expect to grant additional shares related to this program for employees hired in fiscal 2016. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2016 and if the individual employee continues to provide service through the vesting date of March 15, 2016.
As of July 31, 2015, there was a total of $8 million in unrecognized compensation cost related to these performance-based restricted stock units, which will be recognized over a weighted-average period of approximately 8 months.
Note 11. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Interest income	$998	$669	$1,953	$1,364
Interest expense (1)	(7,952)	(7,765)	(15,837)	(15,473)
Gain from sale of cost method investment	3,220	—	3,220	—
Other income (expense)	(45)	143	(351)	157
Other expense, net	$(3,779)	$(6,953)	$(11,015)	$(13,952)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes and non-cash interest related to amortization of the debt discount and debt issuance costs (See Note 8).

Note 12. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported a tax benefit of $1 million for the six months ended July 31, 2015, and a tax provision of $1 million for the six months ended July 31,2014. The income tax benefit for the six months ended July 31, 2015 consisted of:

•
$2 million provision primarily resulting from income tax expense in profitable foreign jurisdictions and U.S. income tax expense on estimated taxable income before considering the realization of excess tax benefits from stock based compensation;

•	$3 million tax benefit from the release of an acquired uncertain tax position including interest and penalties due to the lapse of statute of limitations.
The tax expense of $1 million for the six months ended July 31, 2014 was primarily attributable to the income tax expense in profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions. We believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
On July 27, 2015, the United States Tax Court issued a taxpayer-favorable opinion with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal years 2004 through 2007. In its opinion, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. The Court has yet to issue its decision, the timing of which is uncertain. Once the Court’s decision is issued, the IRS has 90 days to decide whether to appeal the Court’s decision.
We are monitoring this case and its potential favorable implications to the Company’s cost-sharing arrangement. We currently estimate that this court case will not have a material impact to our effective tax rate and income tax expense due to our current full valuation allowance position.

Note 13. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options, outstanding warrants, common stock related to unvested early exercised stock options, common stock related to unvested restricted stock awards and convertible senior notes to the extent dilutive, and common stock issuable pursuant to the ESPP. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(40,382)	$(29,039)	$(36,528)	$(32,687)	$(75,376)	$(55,603)	$(66,916)	$(61,688)
Denominator:
Weighted-average common shares outstanding	110,150	79,210	97,275	87,044	108,411	79,971	95,602	88,131
Basic and diluted net loss per share	$(0.37)	$(0.37)	$(0.38)	$(0.38)	$(0.70)	$(0.70)	$(0.70)	$(0.70)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of July 31,
	2015	2014
Outstanding common stock options	14,622	18,577
Shares subject to repurchase	892	1,435
Unvested restricted stock awards, units, and PRSUs	10,227	7,411
Shares related to the convertible senior notes	7,261	7,261
Shares subject to warrants related to the issuance of convertible senior notes	7,261	7,261
Shares issuable pursuant to the ESPP	264	257
	40,527	42,202

Note 14. Related-Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The term of the agreements is 10 years and the total rent due under the agreements is $6 million for the fiscal year ended January 31, 2016, and $65 million in total. Rent expense under these agreements was $2 million and $1 million for the three months ended July 31, 2015 and 2014, and $3 million and $2 million for the six months ended July 31, 2015 and 2014, respectively.

Note 15. Geographic Information
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
United States	$237,058	$156,288	$447,339	$288,817
International	45,638	30,492	86,314	57,700
Total	$282,696	$186,780	$533,653	$346,517
No single country other than the United States had revenues greater than 10% of total revenues for the three and six months ended July 31, 2015 and 2014. No customer individually accounted for more than 10% of our accounts receivable, net as of July 31, 2015 or January 31, 2015.

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
We offer Workday applications to our customers on an enterprise-wide subscription basis, typically with three-year terms and with subscription fees largely based on the size of the customer’s workforce. We generally recognize revenues from subscription fees ratably over the term of the contract. We currently derive a substantial majority of our subscription services revenues from subscriptions to our HCM application. We market our applications through our direct sales force.
We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force generally targets organizations with more than 1,000 workers. A substantial majority of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 4,500 and approximately 3,150 employees as of July 31, 2015 and 2014, respectively.
We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our application development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia, through investments in product development and customer support to address the business needs of local markets, increasing our sales and marketing organizations, adding new offices, and expanding our ecosystem of services partners to support local deployments. We expect to make further significant investments in our data center infrastructure in fiscal 2016 as we plan for future growth. We are also investing in personnel to service our growing customer base. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.
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
Subscription services revenues accounted for 79% of our total revenues during the three months ended July 31, 2015 and represented 97% of our total unearned revenue as of July 31, 2015. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, and the price of our applications.
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
Costs and Expenses
Costs of subscription services revenues. Costs of subscription services revenues consist primarily of employee-related expenses related to hosting our applications and providing customer support, the costs of data center capacity, and depreciation of computer equipment and software.
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

Results of Operations
Revenues
Our total revenues for the three and six months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended July 31,			Six Months Ended July 31,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Revenues:
Subscription services	$223,742	$143,652	56%	$424,735	$267,059	59%
Professional services	58,954	43,128	37%	108,918	79,458	37%
Total revenues	$282,696	$186,780	51%	$533,653	$346,517	54%
Total revenues were $283 million for the three months ended July 31, 2015, compared to $187 million during the prior year period, an increase of $96 million, or 51%. Subscription services revenues were $224 million for the three months ended July 31, 2015, compared to $144 million for the prior year period, an increase of $80 million, or 56%. The increase in subscription services revenues was due primarily to the recognition of revenue for an increased number of customer contracts as compared to the prior year period. Professional services revenues were $59 million for the three months ended July 31, 2015, compared to $43 million for the prior year period, an increase of $16 million, or 37%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Total revenues were $534 million for the six months ended July 31, 2015, compared to $347 million during the prior year period, an increase of $187 million, or 54%. Subscription services revenues were $425 million for the six months ended July 31, 2015, compared to $267 million for the prior year period, an increase of $158 million, or 59%. The increase in subscription services revenues was due primarily to the recognition of revenue for an increased number of customer contracts as compared to the prior year period. Professional services revenues were $109 million for the six months ended July 31, 2015, compared to $79 million for the prior year period, an increase of $30 million, or 37%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
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
The following discussion of our core operating expenses and the components of our core operating expenses highlights the factors that we focus upon in evaluating our operating margin and operating expenses. The increases or decreases in operating expenses discussed in this section do not include changes relating to share-based compensation expenses, and certain other expenses, which consist of employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets.

Reconciliation of our core operating expenses to the nearest GAAP measure, total operating expenses, is as follows:

	Three Months Ended July 31, 2015
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands, except percentages)
Costs of subscription services	$32,038	$3,173	$76	$35,287
Costs of professional services	51,478	5,144	170	56,792
Product development	85,645	28,632	1,068	115,345
Sales and marketing	92,881	13,222	327	106,430
General and administrative	21,373	14,593	516	36,482
Total costs and expenses	$283,415	$64,764	$2,157	$350,336
Operating loss	$(719)	$(64,764)	$(2,157)	$(67,640)
Operating margin	—%	(23)%	(1)%	(24)%

	Three Months Ended July 31, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands, except percentages)
Costs of subscription services	$22,723	$1,608	$42	$24,373
Costs of professional services	37,702	3,519	46	$41,267
Product development	59,939	16,737	788	$77,464
Sales and marketing	70,908	7,377	238	$78,523
General and administrative	14,614	11,541	767	$26,922
Total costs and expenses	$205,886	$40,782	$1,881	$248,549
Operating loss	$(19,106)	$(40,782)	$(1,881)	$(61,769)
Operating margin	(10)%	(22)%	(1)%	(33)%

	Six Months Ended July 31, 2015
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands, except percentages)
Costs of subscription services	$61,586	$5,221	$262	$67,069
Costs of professional services	93,802	8,598	524	102,924
Product development	161,856	49,443	3,381	214,680
Sales and marketing	178,780	21,587	958	201,325
General and administrative	40,407	27,189	1,103	68,699
Total costs and expenses	$536,431	$112,038	$6,228	$654,697
Operating loss	$(2,778)	$(112,038)	$(6,228)	$(121,044)
Operating margin	(1)%	(21)%	(1)%	(23)%

	Six Months Ended July 31, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands, except percentages)
Costs of subscription services	$43,081	$2,663	$88	$45,832
Costs of professional services	71,375	5,717	135	77,227
Product development	113,560	27,605	1,470	142,635
Sales and marketing	132,050	14,129	511	146,690
General and administrative	28,085	19,542	358	47,985
Total costs and expenses	$388,151	$69,656	$2,562	$460,369
Operating loss	$(41,634)	$(69,656)	$(2,562)	$(113,852)
Operating margin	(12)%	(20)%	(1)%	(33)%

(1)	See “Non-GAAP Financial Measures” below for further information.
Core operating margins
Core operating margins, calculated using GAAP revenues and core operating expenses, improved from (10)% for the three months ended July 31, 2014 to (0.3)% for the three months ended July 31, 2015, and from (12)% for the six months ended July 31, 2014 to (0.5)% for the six months ended July 31, 2015. The improvements in our core operating margins in the three and six months ended July 31, 2015 were primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable GAAP measure, “total operating expenses,” in the table above.
Core operating expenses increased by $78 million, or 38% and $148 million, or 38% for the three and six months ended July 31, 2015, respectively, compared to the prior year periods. The increases were primarily due to higher employee-related costs driven by higher headcount.
Costs of subscription services
Core operating expenses in costs of subscription services were $32 million for the three months ended July 31, 2015, compared to $23 million for the prior year period, an increase of $9 million, or 39%. The increase was primarily due to an increase of $3 million in employee-related costs driven by higher headcount, an increase of $3 million in depreciation expense related to our data centers, an increase of $1 million in facilities and IT expenses and an increase of $1 million in service contracts expense to expand data center capacity.
Core operating expenses in costs of subscription services were $62 million for the six months ended July 31, 2015, compared to $43 million for the prior year period, an increase of $19 million, or 44%. The increase was primarily due to an increase of $6 million in employee-related costs driven by higher headcount, an increase of $6 million in depreciation expense related to our data centers, an increase of $3 million in facilities and IT expenses and an increase of $2 million in service contracts expense to expand data center capacity.
We expect that core operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of professional services
Core operating expenses in costs of professional services were $51 million for the three months ended July 31, 2015, compared to $38 million for the prior year period, an increase of $13 million, or 34%. This increase was primarily due to increases of $8 million to staff our deployment and integration engagements and $1 million in facility and IT-related expenses.
Core operating expenses in costs of professional services were $94 million for the six months ended July 31, 2015, compared to $71 million for the prior year period, an increase of $23 million, or 32%. This increase was primarily due to increases of $17 million to staff our deployment and integration engagements and $3 million in facility and IT-related expenses.

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
Product development
Core operating expenses in product development were $86 million for the three months ended July 31, 2015, compared to $60 million for the prior year period, an increase of $26 million, or 43%. The increase was primarily due to increases of $18 million in employee-related costs driven by higher headcount and $5 million in facility and IT-related expenses.
Core operating expenses in product development were $162 million for the six months ended July 31, 2015, compared to $114 million for the prior year period, an increase of $48 million, or 42%. The increase was primarily due to increases of $34 million in employee-related costs driven by higher headcount and $9 million in facility and IT-related expenses.
We expect that product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and marketing
Core operating expenses in sales and marketing were $93 million for the three months ended July 31, 2015, compared to $71 million for the prior year period, an increase of $22 million, or 31%. The increase was primarily due to increases of $13 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $4 million in advertising, marketing and event costs and $3 million in facility and IT-related expenses.
Core operating expenses in sales and marketing were $179 million for the six months ended July 31, 2015, compared to $132 million for the prior year period, an increase of $47 million, or 36%. The increase was primarily due to increases of $27 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $10 million in advertising, marketing and event costs, $5 million in facility and IT-related expenses and $3 million in travel expenses.
We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and administrative
Core operating expenses in general and administrative were $21 million for the three months ended July 31, 2015, compared to $15 million for the prior year period, an increase of $6 million, or 40%. The increase was primarily due to $3 million in higher employee-related costs driven by higher headcount and $3 million in higher consulting fees.
Core operating expenses in general and administrative were $40 million for the six months ended July 31, 2015, compared to the $28 million for the prior year period, an increase of $12 million, or 43%. The increase was primarily due to $7 million in higher employee-related costs driven by higher headcount and $5 million in higher professional fees.
We expect general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our international expansion.
Share-Based Compensation Expenses
Share-based compensation expenses were $65 million and $112 million for the three and six months ended July 31, 2015, respectively, compared to $41 million and $70 million for the prior year periods, respectively. The increase in share-based compensation expenses was primarily due to grants of RSUs to existing and new employees during the six months ended July 31, 2015. During the three and six months ended July 31, 2015, the realized excess tax benefits related to share-based compensation were immaterial.
Other Operating Expenses
Other operating expenses include employer payroll tax-related items on employee stock transactions of $2 million and $6 million for the three and six months ended July 31, 2015, respectively, and $2 million for each of the respective prior year periods. In addition, other operating expenses included amortization of acquisition-related intangible assets of $0.4 million and $0.7 million for the three and six months ended July 31, 2015, respectively, and $0.3 million and $0.5 million for the three and six months ended July 31, 2014, respectively.

Other Expense, Net
Other expense, net, decreased $3 million for the three and six months ended July 31, 2015 as compared to the respective prior year periods. The decrease is primarily due to the gain on sale of a cost method investment in the current quarter of $3 million. The contractual cash interest expense related to the 2018 and 2020 Notes was $2 million and $3 million for the three and six months ended July 31, 2015, respectively, and $2 million and $3 million for the three and six months ended July 31, 2014, respectively. The non-cash interest expense related to amortization of the debt discount and amortization of debt issuance costs with respect to the 2018 and 2020 Notes was $6 million and $12 million for the three and six months ended July 31, 2015, respectively, and $6 million and $12 million for the three and six months ended July 31, 2014, respectively.
Liquidity and Capital Resources
As of July 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.9 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, U.S. corporate securities, commercial paper, and money market funds.
We have financed our operations primarily through sales of equity securities, customer payments, and issuance of debt. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services, the possible construction on the leased land in Pleasanton, California and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights in the future. We also may choose to seek additional equity or debt financing.
Our cash flows for the three and six months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$15,511	$(9,011)	$109,570	$12,686
Investing activities	(73,725)	18,192	(198,073)	(334,174)
Financing activities	18,518	7,467	21,051	2,772
Effect of exchange rate changes	(210)	(15)	(162)	24
Net increase (decrease) in cash and cash equivalents	$(39,906)	$16,633	$(67,614)	$(318,692)
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$15,511	$(9,011)	$109,570	$12,686
Purchases of property and equipment	(25,792)	(28,409)	(55,972)	(38,282)
Free cash flows	$(10,281)	$(37,420)	$53,598	$(25,596)

	Trailing Twelve Months Ended July 31,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$198,887	$54,555
Purchases of property and equipment	(121,336)	(67,380)
Purchases of other intangible assets	—	(15,000)
Free cash flows	$77,551	$(27,825)

Operating Activities
We use net cash provided by operating activities as a key financial metric. Cash provided by operating activities was $16 million for the three months ended July 31, 2015, and cash used in operating activities was $9 million for the three months ended July 31, 2014. The improvement in cash flow provided by operating activities was primarily due to increased cash collections driven by growth in our customer sales contracts, partially offset by increases in our headcount and other operational expenses.
Net cash provided by operating activities was $110 million and $13 million for the six months ended July 31, 2015 and 2014, respectively. The improvement in cash flow was primarily due to increased cash collections driven by growth in our customer sales contracts, partially offset by increases in our headcount and other operational expenses.
Investing Activities
Cash used in investing activities for the three months ended July 31, 2015 was $74 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures of $26 million, purchases of cost method investments of $16 million, and a net cash outflow of $8 million related to an acquisition in May 2015. These payments were partially offset by proceeds of $20 million from the sale of available-for-sale securities, and proceeds of $4 million from the sale of a cost method investment. We expect capital expenditures will be approximately $150 million for the year ending January 31, 2016. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth. We acquired a leasehold interest in land in Pleasanton, California in January 31, 2014. We are actively evaluating construction alternatives for this site and therefore have not yet factored any related development costs into our expected capital expenditures described above.
Cash provided by investing activities for the three months ended July 31, 2014 was $18 million, which was primarily the result of the timing of purchases and maturities of marketable securities and the $8 million proceeds from the sale of one available-for-sale security, partially offset by capital expenditures of $28 million and a $10 million cost method investment.
Cash used in investing activities for the six months ended July 31, 2015 was $198 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures of $56 million, purchases of cost method investments of $16 million, and a net cash outflow of $8 million related to an acquisition. These payments were partially offset by proceeds of $30 million from the sale of available-for-sale securities, and proceeds of $4 million from the sale of a cost method investment.
Cash used in investing activities for the six months ended July 31, 2014 was $334 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures of $38 million and a $10 million cost method investment. These payments were partially offset by proceeds of $8 million from the sale of available-for-sale securities.
Financing Activities
For the three months ended July 31, 2015, cash provided by financing activities was $19 million, which was primarily due to $19 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $1 million in principal payments on our capital lease obligations.
For the three months ended July 31, 2014, cash provided by financing activities was $7 million, which was primarily due to $15 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $3 million of Class A common share repurchases for tax withholdings on vesting of restricted stock and $4 million in principal payments on our capital lease obligations.
For the six months ended July 31, 2015, cash provided by financing activities was $21 million, which was primarily due to $23 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $2 million in principal payments on our capital lease obligations.
For the six months ended July 31, 2014, cash provided by financing activities was $3 million, which was primarily due to $18 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $8 million of Class A common share repurchases for tax withholdings on vesting of restricted stock and $7 million in principal payments on our capital lease obligations.
Free Cash Flows
In addition to net cash provided by (used in) operating activities, management uses free cash flows as a key financial metric. Free cash flows improved by $27 million to $(10) million for the three months ended July 31, 2015, compared to $(37) million for the prior year period. The improvement was primarily due to increased sales and the related cash collections and decreased capital expenditures resulting from $19 million of property and equipment acquired but not paid for as of July 31, 2015, partially offset by higher operating expenses, driven primarily by increased headcount.

Free cash flows increased by $80 million to $54 million for the six months ended July 31, 2015, compared to $(26) million for the prior year period. The improvement was primarily due to increased sales and the related cash collections, partially offset by increased capital expenditures and higher operating expenses, driven primarily by increased headcount.
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

•
Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, management believes it is useful to exclude share-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. For restricted stock unit awards, the amount of share-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Moreover, determining the fair value of certain of the share-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related share-based awards. Unlike cash compensation, the value of stock options and shares offered under the ESPP, which are elements of our ongoing share-based compensation expenses, is determined using a complex formula that incorporates factors, such as market volatility and forfeiture rates, that are beyond our control.

•
Other Operating Expenses. Other operating expenses include employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets. The amount of employer payroll tax-related items on share-based compensation is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of our ongoing operations.

Free Cash Flows
We define free cash flows as net cash provided by (used in) operating activities minus purchases of property and equipment, property and equipment acquired under capital leases and purchases of other (non-acquisition-related) intangible assets. We use free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. When calculating free cash flows, we subtract the gross value of all equipment paid for or acquired under capital leases, so that we can evaluate our progress on free cash flows independent of our capital financing decisions. We believe information regarding free cash flows provides investors and others with an important perspective on the cash available to make strategic acquisitions and investments, to fund ongoing operations and to fund other capital expenditures.
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
See “Results of Operations—Core Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the three and six months ended July 31, 2015 and 2014.
See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “Net cash provided by (used in) operating activities,” for the three and six months ended July 31, 2015 and 2014.
Commitments
Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity and our development and test data center, as well as computer equipment. As of July 31, 2015, the future non-cancelable minimum payments under operating leases were $198 million. During the remainder of the year ended January 31, 2016, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of vacant land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. If construction does not commence by December 31, 2015, we will be required to make additional payments to the lessor, ranging from $0.2 million to $1 million based on the length of the delay.
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
Off-Balance Sheet Arrangements
Through July 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the six months ended July 31, 2015, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 25, 2015.

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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $1.9 billion as of July 31, 2015. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate securities, commercial paper, and money market funds. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $7 million market value reduction in our investment portfolio as of July 31, 2015. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $2 million as of July 31, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
Concurrently with the issuance of the Notes, we entered into separate note hedge and warrant transactions. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.
Our Notes have fixed annual interest rates at 0.75% and 1.50% and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $303 million and $200 million, respectively, as of July 31, 2015. These represent the liability component of the principal balance of our Notes as of July 31, 2015. The total estimated fair values of the 2018 Notes and 2020 Notes at July 31, 2015 were $418 million and $310 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at July 31, 2015, which were $119.31 and $124.19, respectively. For further information, see Note 8 of the notes to condensed consolidated financial statements.

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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to approximately 4,500 employees as of July 31, 2015, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
We depend on our senior management team and the loss of one or more key employees could adversely affect our business.
Our success depends largely upon the continued services of our executive officers. We also rely on our leadership team in the areas of product development, marketing, sales, services and general and administrative functions, and on mission-critical individual contributors in product development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees and any failure to develop an appropriate succession plan for these persons could have a serious adverse effect on our business.
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
Our applications must integrate with a variety of technologies and we must continuously modify and enhance our applications to adapt to changes in operating systems, hardware, software, communication, browser and database technologies. Any failure of our solutions to operate effectively with future technologies or our failure to respond to changes in a timely and effective manner could reduce the demand for our applications, result in customer dissatisfaction and harm our operating results and business.
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
Our business depends on our ability to satisfy our customers, both with respect to our application offerings and the professional services that are performed to help our customers use features and functions that address their business needs. Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of our deployment services. If customers are not satisfied with the quality of work performed by us or a third party or with the type of professional services or applications delivered, then we could incur additional costs to address the situation, the revenue profile of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. We must also align our product development and professional services operations in order to ensure that customers’ evolving needs are met. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
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

•	laws, customs and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-corruption laws including the Foreign Corrupt Practices Act;

•	the effects of currency fluctuations on our revenues and customer demand for our services;

•	adverse tax consequences; and

•	unstable economic and political conditions.
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
As of July 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2025 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of July 31, 2015, our co-founder and Chairman Mr. Duffield, together with his affiliates, held voting rights with respect to 67 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Duffield holds 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of July 31, 2015, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7 million shares of Class B common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3 million shares of Class B common stock, 1 million shares of Class B restricted stock and 0.3 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is currently publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2015. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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

•	our stockholders will only be able to take action at a meeting of stockholders and not by written consent; and

•	vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•	only our chairman of the board, chief executive officer, either co-president, or a majority of our board of directors are authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Bylaws of the Registrant	8-K	001-35680	June 5, 2015	3.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: September 4, 2015

Workday, Inc.

/s/ Mark S. Peek
Mark S. Peek
Co-President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Bylaws of the Registrant	8-K	001-35680	June 5, 2015	3.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X