Form 10-Q
period 2015-10-31
Workday, Inc.
filed 2015-12-04
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2015, there were approximately 194 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2015	January 31, 2015 (1)
Assets
Current assets:
Cash and cash equivalents	$219,893	$298,192
Marketable securities	1,676,454	1,559,517
Accounts receivable, net	170,851	188,357
Deferred costs	19,499	20,471
Prepaid expenses and other current assets	70,378	42,502
Total current assets	2,157,075	2,109,039
Property and equipment, net	195,004	140,136
Deferred costs, noncurrent	23,548	20,998
Goodwill and acquisition-related intangible assets, net	70,353	34,779
Other assets	65,173	53,681
Total assets	$2,511,153	$2,358,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,953	$10,623
Accrued expenses and other current liabilities	45,995	24,132
Accrued compensation	63,834	56,152
Capital leases	80	3,207
Unearned revenue	624,819	547,151
Total current liabilities	751,681	641,265
Convertible senior notes, net	507,947	490,501
Unearned revenue, noncurrent	93,206	85,593
Other liabilities	32,792	15,299
Total liabilities	1,385,626	1,232,658
Stockholders’ equity:
Common stock	191	186
Additional paid-in capital	2,156,551	1,948,300
Accumulated other comprehensive income (loss)	(54)	(140)
Accumulated deficit	(1,031,161)	(822,371)
Total stockholders’ equity	1,125,527	1,125,975
Total liabilities and stockholders’ equity	$2,511,153	$2,358,633

(1)	Amounts as of January 31, 2015 were derived from the January 31, 2015 audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenues:
Subscription services	$242,700	$164,403	$667,435	$431,462
Professional services	62,566	50,667	171,484	130,125
Total revenues	305,266	215,070	838,919	561,587
Costs and expenses(1):
Costs of subscription services	39,791	27,426	106,860	73,258
Costs of professional services	61,963	44,363	164,887	121,590
Product development	124,020	85,270	338,700	227,905
Sales and marketing	111,658	80,681	312,983	227,371
General and administrative	38,008	28,796	106,707	76,781
Total costs and expenses	375,440	266,536	1,030,137	726,905
Operating loss	(70,174)	(51,466)	(191,218)	(165,318)
Other expense, net	(6,722)	(8,047)	(17,737)	(21,999)
Loss before provision for (benefit from) income taxes	(76,896)	(59,513)	(208,955)	(187,317)
Provision for (benefit from) income taxes	915	399	(165)	1,199
Net loss	$(77,811)	$(59,912)	$(208,790)	$(188,516)
Net loss per share, basic and diluted	$(0.41)	$(0.33)	$(1.10)	$(1.03)
Weighted-average shares used to compute net loss per share, basic and diluted	190,727	184,310	189,185	182,770

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$3,203	$1,959	$8,424	$4,622
Costs of professional services	5,424	4,214	14,022	9,931
Product development	29,547	19,191	78,990	46,796
Sales and marketing	15,321	8,678	36,908	22,807
General and administrative	15,164	12,966	42,353	32,508

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net loss	$(77,811)	$(59,912)	$(208,790)	$(188,516)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(318)	(201)	(518)	(177)
Net change in unrealized gains (losses) on available-for-sale investments	(237)	302	(574)	(28)
Net change in market value of effective foreign currency forward exchange contracts	181	—	1,178	—
Other comprehensive income (loss), net of tax	(374)	101	86	(205)
Comprehensive loss	$(78,185)	$(59,811)	$(208,704)	$(188,721)

See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Cash flows from operating activities
Net loss	$(77,811)	$(59,912)	$(208,790)	$(188,516)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,260	15,682	60,717	42,679
Share-based compensation expenses	68,659	47,008	180,697	116,664
Amortization of deferred costs	5,389	5,740	17,749	14,113
Amortization of debt discount and issuance costs	6,422	6,083	19,008	18,005
Gain on sale of cost method investment	—	—	(3,220)	—
Other	48	1,808	(1,334)	2,654
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(14,727)	(18,598)	17,420	(27,052)
Deferred costs	(8,744)	(4,340)	(19,327)	(14,236)
Prepaid expenses and other assets	(9,522)	1,586	(24,998)	(8,512)
Accounts payable	(3,719)	4,056	461	1,603
Accrued expense and other liabilities	32,172	15,271	41,270	1,760
Unearned revenue	34,719	26,658	85,063	94,566
Net cash provided by (used in) operating activities	55,146	41,042	164,716	53,728
Cash flows from investing activities
Purchases of marketable securities	(623,377)	(454,219)	(1,485,422)	(1,490,404)
Maturities of marketable securities	551,270	368,984	1,261,863	1,136,456
Sales of available-for-sale securities	69,187	—	98,711	8,138
Business combinations, net of cash acquired	(23,577)	—	(31,538)	(26,317)
Purchases of property and equipment	(40,280)	(27,699)	(96,252)	(65,981)
Purchases of cost method investments	(700)	—	(16,450)	(10,000)
Sale of cost method investment	—	—	3,538	—
Other	—	—	—	1,000
Net cash provided by (used in) investing activities	(67,477)	(112,934)	(265,550)	(447,108)
Cash flows from financing activities
Proceeds from issuance of common stock from employee equity plans	2,360	2,615	25,096	20,780
Principal payments on capital lease obligations	(663)	(1,123)	(3,127)	(8,285)
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	—	(8,291)
Other	246	91	1,025	151
Net cash provided by (used in) financing activities	1,943	1,583	22,994	4,355
Effect of exchange rate changes	(297)	(183)	(459)	(159)
Net increase (decrease) in cash and cash equivalents	(10,685)	(70,492)	(78,299)	(389,184)
Cash and cash equivalents at the beginning of period	230,578	262,634	298,192	581,326
Cash and cash equivalents at the end of period	$219,893	$192,142	$219,893	$192,142
Supplemental cash flow data
Cash paid for interest	$8	$56	$3,252	$3,614
Cash paid for taxes	618	46	1,652	166
Non-cash investing and financing activities:
Vesting of early exercise stock options	$472	$472	$1,416	$1,416
Purchases of property and equipment, accrued but not paid	17,237	9,052	17,237	9,052

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2015 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2015, filed on March 25, 2015. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
Certain prior year amounts related to cost method investments have been reclassified within Note 7 of the notes to the condensed consolidated financial statements. The reclassifications had no effect on total Other assets as previously reported.
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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. Early adoption is permitted. As of October 31, 2015, we have $7 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.
Note 2. Marketable Securities
At October 31, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,251,287	$145	$(161)	$1,251,271
U.S. treasury securities	215,780	37	(60)	215,757
U.S. corporate securities	118,324	16	(41)	118,299
Commercial paper	91,127	—	—	91,127
Money market funds	141,216	—	—	141,216
	$1,817,734	$198	$(262)	$1,817,670
Included in cash and cash equivalents	$141,216	$—	$—	$141,216
Included in marketable securities	$1,676,518	$198	$(262)	$1,676,454
At January 31, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,303,829	$422	$(16)	$1,304,235
U.S. treasury securities	180,559	91	(1)	180,649
U.S. corporate securities	99,618	27	(13)	99,632
Commercial paper	89,984	—	—	89,984
Money market funds	142,137	—	—	142,137
	$1,816,127	$540	$(30)	$1,816,637
Included in cash and cash equivalents	$257,120	$—	$—	$257,120
Included in marketable securities	$1,559,007	$540	$(30)	$1,559,517
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of October 31, 2015. No marketable securities held as of October 31, 2015 have been in a continuous unrealized loss position for more than 12 months. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remainder of the securities is reflected in cash and cash equivalents. During the three and nine months ended October 31, 2015, we sold $69 million and $99 million, respectively, of our marketable securities and the realized gains from the sales are immaterial.

Note 3. Deferred Costs
Deferred costs consisted of the following (in thousands):

	October 31, 2015	January 31, 2015
Current:
Deferred professional service costs	$905	$3,606
Deferred sales commissions	18,594	16,865
Total	$19,499	$20,471
Noncurrent:
Deferred professional service costs	$581	$1,254
Deferred sales commissions	22,967	19,744
Total	$23,548	$20,998
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2015	January 31, 2015
Computers, equipment and software	$201,408	$139,569
Computers, equipment and software acquired under capital leases	25,019	34,112
Furniture and fixtures	19,023	13,082
Leasehold improvements	83,371	47,496
	328,821	234,259
Less accumulated depreciation and amortization	(133,817)	(94,123)
Property and equipment, net	$195,004	$140,136
Depreciation expense totaled $18 million and $13 million for the three months ended October 31, 2015 and 2014, respectively, and $51 million and $33 million for the nine months ended October 31, 2015 and 2014, respectively.
These amounts include depreciation of assets recorded under capital leases of $0.5 million and $2 million for the three months ended October 31, 2015 and 2014, respectively, and $3 million and $7 million for the nine months ended October 31, 2015 and 2014, respectively.
Note 5. Business Combination
On August 28, 2015, we acquired a cloud-based educational video platform company for the purpose of integrating media management technology across our suite of applications. We have included the financial results of the acquired company in the consolidated financial statements from the date of acquisition. The consideration paid for this acquisition was $24 million, net of cash acquired.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$2,003
Developed technology	16,476
Deferred revenue	(218)
Deferred tax liability	(4,414)
Net liabilities assumed	(283)
Net assets acquired	13,564
Goodwill	12,016
Total purchase consideration	$25,580

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
Developed technology represents the estimated fair value of the acquired existing technology and the goodwill balance is not deductible for U.S. income tax purposes.
Note 6. Goodwill and Acquisition-related Intangible Assets, Net
Developed technology from acquisitions is typically amortized over a useful life of three to four years. The future estimated amortization related to the acquired developed technology is $1 million and $6 million for fiscal 2016 and 2017, respectively. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the last three months of the fiscal year.
Goodwill and acquisition-related intangible assets, net consisted of the following (in thousands):

	October 31, 2015	January 31, 2015
Acquired developed technology	$21,936	$4,200
Customer relationship assets	338	338
	22,274	4,538
Less accumulated amortization	(3,866)	(2,071)
Acquisition-related intangible assets, net	18,408	2,467
Goodwill	51,945	32,312
Goodwill and acquisition-related intangible assets, net	$70,353	$34,779
Note 7. Other Assets
Other assets consisted of the following (in thousands):

	October 31, 2015	January 31, 2015
Cost method investments	$29,042	$12,910
Acquired land leasehold interest, net	9,807	9,886
Issuance costs of convertible senior notes, net	6,981	8,543
Technology patents, net	3,250	3,942
Other	16,093	18,400
Total	$65,173	$53,681
Amortization expense on our land leasehold interest and technology patents was $0.3 million for each of the three month periods ended October 31, 2015 and 2014 and $0.8 million for each of the nine month periods ended October 31, 2015 and 2014.
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
Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of October 31, 2015
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,251,271	$1,251,271
U.S. treasury securities	215,757	—	215,757
U.S. corporate securities	—	118,299	118,299
Commercial paper	—	91,127	91,127
Money market funds	141,216	—	141,216
	$356,973	$1,460,697	$1,817,670
Included in cash and cash equivalents			$141,216
Included in marketable securities			$1,676,454

	Fair Value Measurements as of January 31, 2015
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,304,235	$1,304,235
U.S. treasury securities	180,649	—	180,649
U.S. corporate securities	—	99,632	99,632
Commercial paper	—	89,984	89,984
Money market funds	142,137	—	142,137
	$322,786	$1,493,851	$1,816,637
Included in cash and cash equivalents			$257,120
Included in marketable securities			$1,559,517
Financial Liabilities
The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	October 31, 2015		January 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
0.75% Convertible senior notes	$306,250	$402,500	$295,276	$407,750
1.50% Convertible senior notes	201,697	298,281	195,225	299,063
The difference between the principal amount of the notes, $350 million for the 0.75% convertible senior notes and $250 million for the 1.50% convertible senior notes, and the carrying value represents the unamortized debt discount (see Note 9). The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on October 31, 2015 and January 31, 2015.
Based on the closing price of our common stock of $78.97 on October 31, 2015, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes was greater than their respective principal amounts.

Derivative Financial Instruments
We conduct business on a global basis in multiple foreign currencies, subjecting Workday to foreign currency risk. To mitigate this risk, we utilize hedging contracts as described below. We do not enter into any derivatives for trading or speculative purposes.
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
As of October 31, 2015, we had foreign currency forward contracts designed as cash flow hedges with a total notional value of $77 million which have maturities not greater than 15 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract. As of October 31, 2015, the fair value amount of the derivative assets of $2 million is included in Prepaid expenses and other current assets, and the fair value amount of the derivative liabilities of $0.3 million is included in Accrued expenses and other current liabilities on our condensed consolidated balance sheets.
We recognized an unrealized gain in Accumulated other comprehensive income (loss) for the effective portion of our derivative instruments of $0.2 million and $1 million for the three and nine months ended October 31, 2015, respectively. The realized gains reclassified from Accumulated other comprehensive income (loss) to the related revenue line item in the condensed consolidated statements of operations were immaterial for the three and nine months ended October 31, 2015.
During the three and nine months ended October 31, 2015, all cash flow hedges were considered effective.
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
As of October 31, 2015 and January 31, 2015, we had outstanding forward contracts with total notional values of $14 million and $10 million, respectively. All contracts have terms of less than 60 days to maturity. The fair value amount of the derivative assets was $0.4 million and the fair value amount of the derivative liabilities was less than $0.1 million as of both October 31, 2015 and January 31, 2015. These assets and liabilities are included in Prepaid expenses and other current assets and in Accrued expenses and other current liabilities, respectively, on our condensed consolidated balance sheets.
We recognized net gains on derivative instruments not designated as hedging instruments of $0.3 million for each of the three and nine month periods ended October 31, 2015, and less than $0.1 million for each of the three and nine month periods ended October 31, 2014. Gains or losses on derivative instruments not designated as hedging instruments are recorded within Other expense, net, in our condensed consolidated statements of operations.
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

We allocated the total issuance costs incurred to the 2018 Notes and 2020 Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the 2018 Notes and 2020 Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.4 million for each of the three month periods ended October 31, 2015 and 2014, and $1 million for each of the nine month periods ended October 31, 2015 and 2014. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million for each of the three month periods ended October 31, 2015 and 2014, and $0.5 million for each of the nine month periods ended October 31, 2015 and 2014.
The Notes, net consisted of the following (in thousands):

	October 31, 2015		January 31, 2015
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount(1)	(43,750)	(48,303)	(54,724)	(54,775)
Net carrying amount	$306,250	$201,697	$295,276	$195,225
Carrying amount of the equity component(2)	$74,892	$66,007	$74,892	$66,007

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
As of October 31, 2015, the remaining life of the 2018 Notes and 2020 Notes is approximately 32 months and 56 months, respectively.
The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2018 Notes and 2020 Notes (in thousands):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015		2014		2015		2014
	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$656	$938	$656	$938	$1,969	$2,813	$1,969	$2,813
Interest cost related to amortization of debt issuance costs	353	168	353	168	1,057	505	1,057	505
Interest cost related to amortization of the debt discount	3,710	2,191	3,503	2,059	10,974	6,472	10,362	6,081
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
Note 10. Commitments and Contingencies
Leases
We have entered into non-cancelable operating lease agreements for certain of our offices and data centers in the U.S. and other countries with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 15). The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage, as well as data center power capacity for certain data centers. We recognize these expenses on a straight-line basis over the period in which we benefit from the lease and we have accrued for rent expense incurred but not paid. Total rent expense was $9 million and $6 million for the three months ended October 31, 2015 and 2014, respectively, and $23 million and $16 million for the nine months ended October 31, 2015 and 2014, respectively.
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
Note 11. Common Stock and Stockholders’ Equity
Common Stock
As of October 31, 2015, there were 112 million shares of Class A common stock and 80 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (EIP) serves as the successor to our 2005 Stock Plan (together with the EIP, the Stock Plans). Pursuant to the terms of the EIP, the share reserve increased by 9 million shares on March 25, 2015, and as of October 31, 2015, we had approximately 56 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 16 and December 16 and exercisable on or about the succeeding December 15 and June 15, respectively, of each year. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares on March 25, 2015. On May 29, 2015, 0.2 million shares of Class A common shares were purchased under the ESPP at a weighted-average price of $67.08 per share, resulting in cash proceeds of $17 million. As of October 31, 2015, 5 million shares of Class A common stock were available for issuance under the ESPP.

Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. We have also issued nonstatutory options outside of the Stock Plans. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the nine months ended October 31, 2015 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2015	16,663,557	$4.06	$1,256
Stock option grants	—	—
Stock options exercised	(2,617,865)	3.27
Stock options canceled	(168,409)	10.72
Balance as of October 31, 2015	13,877,283	$4.13	$1,039
Vested and expected to vest as of October 31, 2015	13,753,535	$4.09	$1,030
Exercisable as of October 31, 2015	12,054,196	$3.49	$910
As of October 31, 2015, there was a total of $22 million in unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.5 years.
Common Stock Subject to Repurchase
The Stock Plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. We had $3 million and $4 million recorded in liabilities related to early exercises of stock options as of October 31, 2015 and January 31, 2015, respectively.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units ("RSUs") to employees. RSUs generally vest over four years. A summary of information related to RSU activity during the nine months ended October 31, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2015	6,409,132	$76.93
RSUs granted	4,869,597	85.96
RSUs vested	(1,465,043)	77.64
RSUs forfeited	(388,053)	80.45
Balance as of October 31, 2015	9,425,633	$81.34
As of October 31, 2015, there was a total of $648 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.0 years.
Restricted Stock Awards
The Stock Plans provide for the issuance of restricted stock awards to employees. Restricted stock awards generally vest over five years. Under the EIP, 0.6 million restricted awards of Class B common stock are outstanding with weighted average grant date fair value of $12.95, all of which are subject to forfeiture as of October 31, 2015. During the three months ended October 31, 2015, 0.2 million shares of restricted stock awards vested with weighted average grant date fair value of $12.73.
As of October 31, 2015, there was a total of $7 million in unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

Performance-based Restricted Stock Units
As of October 31, 2015, there are 0.1 million shares of performance-based restricted stock units (PRSUs) outstanding which were granted to all employees other than executive management and include performance conditions related to company-wide goals and service conditions. We expect to grant additional shares related to this program for employees hired in fiscal 2016. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2016 and if the individual employee continues to provide service through the vesting date of March 15, 2016.
As of October 31, 2015, there was a total of $6 million in unrecognized compensation cost related to these performance-based restricted stock units, which will be recognized over a weighted-average period of approximately 5 months.
Note 12. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Interest income	$1,126	$737	$3,079	$2,101
Interest expense (1)	(8,001)	(7,778)	(23,838)	(23,251)
Gain from sale of cost method investment	—	—	3,220	—
Other income (expense)	153	(1,006)	(198)	(849)
Other expense, net	$(6,722)	$(8,047)	$(17,737)	$(21,999)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes and non-cash interest related to amortization of the debt discount and debt issuance costs (See Note 9).

Note 13. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported a tax benefit of $0.2 million for the nine months ended October 31, 2015, and a tax provision of $1 million for the nine months ended October 31, 2014. The income tax benefit for the nine months ended October 31, 2015 consisted of:

•
$2.8 million provision primarily resulting from income tax expense in profitable foreign jurisdictions and U.S. income tax expense on estimated taxable income before considering the realization of excess tax benefits from stock-based compensation;

•	$3 million tax benefit from the release of an acquired uncertain tax position, including interest and penalties, due to the lapse of statute of limitations.
The tax expense of $1 million for the nine months ended October 31, 2014 was primarily attributable to the income tax expense in profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions. We believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We determined that there continues to be a need for a full valuation allowance on our deferred tax assets as of October 31, 2015.
On December 1, 2015, the United States Tax Court issued its final decision with respect to Altera Corporation’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal years 2004 through 2007. In its decision, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. Although the final decision has been issued, it is subject to appeal by the IRS. The IRS has 90 days to decide whether to appeal. We currently estimate that this court case will not have a material impact to our effective tax rate and income tax expense due to our current full valuation allowance position. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(45,622)	$(32,189)	$(32,981)	$(26,931)	$(120,938)	$(87,852)	$(100,214)	$(88,302)
Denominator:
Weighted-average common shares outstanding	111,826	78,901	101,462	82,848	109,582	79,603	97,159	85,611
Basic and diluted net loss per share	$(0.41)	$(0.41)	$(0.33)	$(0.33)	$(1.10)	$(1.10)	$(1.03)	$(1.03)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of October 31,
	2015	2014
Outstanding common stock options	13,877	17,754
Shares subject to repurchase	757	1,299
Unvested restricted stock awards, units, and PRSUs	10,136	7,378
Shares related to the convertible senior notes	7,261	7,261
Shares subject to warrants related to the issuance of convertible senior notes	7,261	7,261
Shares issuable pursuant to the ESPP	262	231
	39,554	41,184

Note 15. Related-Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The average term of the agreements is 10 years and the total rent due under the agreements is $6 million for the fiscal year ended January 31, 2016, and $67 million in total. Rent expense under these agreements was $1 million for each of the three month periods ended October 31, 2015 and 2014, and $4 million and $3 million for the nine months ended October 31, 2015 and 2014, respectively.

Note 16. Geographic Information
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
United States	$256,507	$179,823	$703,846	$468,640
International	48,759	35,247	135,073	92,947
Total	$305,266	$215,070	$838,919	$561,587
No single country other than the United States had revenues greater than 10% of total revenues for the three and nine months ended October 31, 2015 and 2014. No customer individually accounted for more than 10% of our accounts receivable, net as of October 31, 2015 or January 31, 2015.

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
We were founded in 2005 to deliver cloud applications to global enterprises. Our applications are designed around the way people work today – in an environment that is global, collaborative, fast-paced and mobile. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our Human Capital Management (HCM) application in 2006. Since then we have continued to invest in innovation and have consistently introduced new services to our customers, including our Financial Management application in 2007, our Procurement and Employee Expense Management applications in 2008, our Payroll and mobile applications in 2009, our Talent Management application in 2010, our native iPad application and Workday integration platform in 2011, our Time Tracking and Grants Management applications in 2012, Recruiting in 2014, and Insight Applications, Professional Services Automation and Inventory in 2015.
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
We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force generally targets organizations with more than 1,000 workers. A substantial majority of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 4,900 and approximately 3,500 employees as of October 31, 2015 and 2014, respectively.
We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our application development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia, through investments in product development and customer support to address the business needs of local markets, increasing our sales and marketing organizations, adding new offices, and expanding our ecosystem of services partners to support local deployments. We expect to make further significant investments in our data center infrastructure as we plan for future growth. We are also investing in personnel to service our growing customer base. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.
Since inception, we have invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional services partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday, will drive additional customer subscriptions and continued growth in revenues. Over time, we expect professional services revenues and the cost of professional services as a percentage of total revenues will decline as we increasingly rely on our partners to deploy Workday applications and as the number of our existing customers continues to grow.

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
Subscription services revenues accounted for 80% of our total revenues during the three months ended October 31, 2015 and represented 97% of our total unearned revenue as of October 31, 2015. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, and the price of our applications.
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

Results of Operations
Revenues
Our total revenues for the three and nine months ended October 31, 2015 and 2014 were as follows:

	Three Months Ended October 31,			Nine Months Ended October 31,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except percentages)
Revenues:
Subscription services	$242,700	$164,403	48%	$667,435	$431,462	55%
Professional services	62,566	50,667	23%	171,484	130,125	32%
Total revenues	$305,266	$215,070	42%	$838,919	$561,587	49%
Total revenues were $305 million for the three months ended October 31, 2015, compared to $215 million during the prior year period, an increase of $90 million, or 42%. Subscription services revenues were $243 million for the three months ended October 31, 2015, compared to $164 million for the prior year period, an increase of $79 million, or 48%. The increase in subscription services revenues was due primarily to the recognition of revenue for an increased number of customer contracts as compared to the prior year period. Professional services revenues were $63 million for the three months ended October 31, 2015, compared to $51 million for the prior year period, an increase of $12 million, or 23%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Total revenues were $839 million for the nine months ended October 31, 2015, compared to $562 million during the prior year period, an increase of $277 million, or 49%. Subscription services revenues were $667 million for the nine months ended October 31, 2015, compared to $431 million for the prior year period, an increase of $236 million, or 55%. The increase in subscription services revenues was due primarily to the recognition of revenue for an increased number of customer contracts as compared to the prior year period. Professional services revenues were $171 million for the nine months ended October 31, 2015, compared to $130 million for the prior year period, an increase of $41 million, or 32%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
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

Reconciliation of our core operating expenses to the nearest GAAP measure, total operating expenses, is as follows:

	Three Months Ended October 31, 2015
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands, except percentages)
Costs of subscription services	$36,524	$3,203	$64	$39,791
Costs of professional services	56,432	5,424	107	61,963
Product development	92,879	29,547	1,594	124,020
Sales and marketing	96,141	15,321	196	111,658
General and administrative	22,448	15,164	396	38,008
Total costs and expenses	$304,424	$68,659	$2,357	$375,440
Operating income (loss)	$842	$(68,659)	$(2,357)	$(70,174)
Operating margin	0.3%	(22.5)%	(0.8)%	(23.0)%

	Three Months Ended October 31, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands, except percentages)
Costs of subscription services	$25,454	$1,959	$13	$27,426
Costs of professional services	40,080	4,214	69	44,363
Product development	65,451	19,191	628	85,270
Sales and marketing	71,518	8,678	485	80,681
General and administrative	15,500	12,966	330	28,796
Total costs and expenses	$218,003	$47,008	$1,525	$266,536
Operating loss	$(2,933)	$(47,008)	$(1,525)	$(51,466)
Operating margin	(1.4)%	(21.9)%	(0.6)%	(23.9)%

	Nine Months Ended October 31, 2015
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands, except percentages)
Costs of subscription services	$98,110	$8,424	$326	$106,860
Costs of professional services	150,234	14,022	631	164,887
Product development	254,735	78,990	4,975	338,700
Sales and marketing	274,921	36,908	1,154	312,983
General and administrative	62,855	42,353	1,499	106,707
Total costs and expenses	$840,855	$180,697	$8,585	$1,030,137
Operating loss	$(1,936)	$(180,697)	$(8,585)	$(191,218)
Operating margin	(0.2)%	(21.6)%	(1.0)%	(22.8)%

	Nine Months Ended October 31, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands, except percentages)
Costs of subscription services	$68,535	$4,622	$101	$73,258
Costs of professional services	111,455	9,931	204	121,590
Product development	179,011	46,796	2,098	227,905
Sales and marketing	203,568	22,807	996	227,371
General and administrative	43,585	32,508	688	76,781
Total costs and expenses	$606,154	$116,664	$4,087	$726,905
Operating loss	$(44,567)	$(116,664)	$(4,087)	$(165,318)
Operating margin	(7.9)%	(20.8)%	(0.7)%	(29.4)%

(1)	See “Non-GAAP Financial Measures” below for further information.
Core operating margins
Core operating margins, calculated using GAAP revenues and core operating expenses, improved from (1.4)% for the three months ended October 31, 2014 to 0.3% for the three months ended October 31, 2015, and from (7.9)% for the nine months ended October 31, 2014 to (0.2)% for the nine months ended October 31, 2015. The improvements in our core operating margins in the three and nine months ended October 31, 2015 were primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable GAAP measure, “total operating expenses,” in the tables above.
Core operating expenses increased by $86 million, or 40% and $235 million, or 39% for the three and nine months ended October 31, 2015, respectively, compared to the prior year periods. The increases were primarily due to higher employee-related costs driven by higher headcount.
Costs of subscription services
Core operating expenses in costs of subscription services were $37 million for the three months ended October 31, 2015, compared to $25 million for the prior year period, an increase of $12 million, or 48%. The increase was primarily due to increases of $3 million in employee-related costs driven by higher headcount, $3 million in depreciation expense related to our data centers, $3 million in service contracts expense to expand data center capacity and $1 million in facilities and IT expenses.
Core operating expenses in costs of subscription services were $98 million for the nine months ended October 31, 2015, compared to $69 million for the prior year period, an increase of $29 million, or 42%. The increase was primarily due to increases of $9 million in employee-related costs driven by higher headcount, $8 million in depreciation expense related to our data centers, $5 million in facilities and IT expenses and $5 million in service contracts expense to expand data center capacity.
We expect that core operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of professional services
Core operating expenses in costs of professional services were $56 million for the three months ended October 31, 2015, compared to $40 million for the prior year period, an increase of $16 million, or 40%. This increase was primarily due to increases of $12 million to staff our deployment and integration engagements and $3 million related to our annual partner conference which was held during the three months ended October 31, 2015. The prior year annual partner conference was held during the three months ended July 31, 2014.
Core operating expenses in costs of professional services were $150 million for the nine months ended October 31, 2015, compared to $111 million for the prior year period, an increase of $39 million, or 35%. This increase was primarily due to increases of $27 million to staff our deployment and integration engagements, $4 million in facility and IT-related expenses and $1 million related to our annual partner conference.

Over time, we expect costs of professional services as a percentage of total revenues to continue to decline as we increasingly rely on third parties to deploy our applications and as the number of our customers continues to grow. For fiscal 2016, we continue to expect professional services margins to be lower than fiscal 2015 as we invest in building our partnership ecosystem in new market segments and geographies.
Product development
Core operating expenses in product development were $93 million for the three months ended October 31, 2015, compared to $65 million for the prior year period, an increase of $28 million, or 43%. The increase was primarily due to increases of $19 million in employee-related costs driven by higher headcount and $5 million in facility and IT-related expenses.
Core operating expenses in product development were $255 million for the nine months ended October 31, 2015, compared to $179 million for the prior year period, an increase of $76 million, or 42%. The increase was primarily due to increases of $53 million in employee-related costs driven by higher headcount and $14 million in facility and IT-related expenses.
We expect that product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and marketing
Core operating expenses in sales and marketing were $96 million for the three months ended October 31, 2015, compared to $72 million for the prior year period, an increase of $24 million, or 33%. The increase was primarily due to increases of $15 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $3 million in advertising, marketing and event costs, $3 million in facility and IT-related expenses and $2 million in travel expenses.
Core operating expenses in sales and marketing were $275 million for the nine months ended October 31, 2015, compared to $204 million for the prior year period, an increase of $71 million, or 35%. The increase was primarily due to increases of $41 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $13 million in advertising, marketing and event costs, $8 million in facility and IT-related expenses and $5 million in travel expenses.
We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and administrative
Core operating expenses in general and administrative were $22 million for the three months ended October 31, 2015, compared to $16 million for the prior year period, an increase of $6 million, or 38%. The increase was primarily due to $3 million in higher employee-related costs driven by higher headcount and $3 million in higher professional fees.
Core operating expenses in general and administrative were $63 million for the nine months ended October 31, 2015, compared to the $44 million for the prior year period, an increase of $19 million, or 43%. The increase was primarily due to $9 million in higher employee-related costs driven by higher headcount and $7 million in higher professional fees.
We expect general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our international expansion.
Share-Based Compensation Expenses
Share-based compensation expenses were $69 million and $181 million for the three and nine months ended October 31, 2015, respectively, compared to $47 million and $117 million for the prior year periods, respectively. The increases in share-based compensation expenses were primarily due to grants of RSUs to existing and new employees during the nine months ended October 31, 2015. During the three and nine months ended October 31, 2015, the realized excess tax benefits related to share-based compensation were immaterial.
Other Operating Expenses
Other operating expenses include employer payroll tax-related items on employee stock transactions of $1 million and $7 million for the three and nine months ended October 31, 2015, respectively, and $1 million and $3 million for the three and nine months ended October 31, 2014, respectively. In addition, other operating expenses included amortization of acquisition-related intangible assets of $1 million and $2 million for the three and nine months ended October 31, 2015, respectively, and $0.3 and $0.8 million for the three and nine months ended October 31, 2014, respectively.

Other Expense, Net
Other expense, net, decreased $1 million for the three months ended October 31, 2015 and $4 million for the nine months ended October 31, 2015 as compared to the respective prior year periods. The decrease for the nine months ended October 31, 2015 is primarily due to the gain on sale of a cost method investment in the second quarter of the current fiscal year of $3 million. The contractual cash interest expense related to the 2018 and 2020 Notes was $2 million and $5 million for the three and nine months ended October 31, 2015, respectively, as well as the three and nine months ended October 31, 2014, respectively. The non-cash interest expense related to amortization of the debt discount and amortization of debt issuance costs with respect to the 2018 and 2020 Notes was $6 million and $19 million for the three and nine months ended October 31, 2015, respectively, and $6 million and $18 million for the three and nine months ended October 31, 2014, respectively.
Liquidity and Capital Resources
As of October 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.9 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, U.S. corporate securities, commercial paper, and money market funds.
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
Our cash flows for the three and nine months ended October 31, 2015 and 2014 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$55,146	$41,042	$164,716	$53,728
Investing activities	(67,477)	(112,934)	(265,550)	(447,108)
Financing activities	1,943	1,583	22,994	4,355
Effect of exchange rate changes	(297)	(183)	(459)	(159)
Net increase (decrease) in cash and cash equivalents	$(10,685)	$(70,492)	$(78,299)	$(389,184)
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$55,146	$41,042	$164,716	$53,728
Purchases of property and equipment	(40,280)	(27,699)	(96,252)	(65,981)
Free cash flows	$14,866	$13,343	$68,464	$(12,253)

	Trailing Twelve Months Ended October 31,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$212,991	$88,521
Purchases of property and equipment	(133,917)	(78,322)
Purchases of other intangible assets	—	(15,000)
Free cash flows	$79,074	$(4,801)

Operating Activities
We use net cash provided by (used in) operating activities as a key financial metric. Cash provided by operating activities was $55 million and $41 million for the three months ended October 31, 2015 and 2014, respectively. The improvement in cash flow provided by operating activities was primarily due to increased cash collections driven by growth in our customer sales contracts, partially offset by increases in our headcount and other operational expenses.
Net cash provided by operating activities was $165 million and $54 million for the nine months ended October 31, 2015 and 2014, respectively. The improvement in cash flow was primarily due to increased cash collections driven by growth in our customer sales contracts, partially offset by increases in our headcount and other operational expenses.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2015 was $67 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures of $40 million, and a net cash outflow of $24 million related to an acquisition. These payments were partially offset by proceeds of $69 million from the sale of available-for-sale securities. We expect capital expenditures will be approximately $150 million for the year ending January 31, 2016. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth. We acquired a leasehold interest in land in Pleasanton, California in January 31, 2014. We are actively evaluating construction alternatives for this site and therefore have not yet factored any related development costs into our expected capital expenditures described above.
Cash used in investing activities for the three months ended October 31, 2014 was $113 million, which was primarily the result of the timing of purchases and maturities of marketable securities and capital expenditures of $28 million.
Cash used in investing activities for the nine months ended October 31, 2015 was $266 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures of $96 million, a net cash outflow of $32 million related to acquisitions, and purchases of cost method investments of $16 million. These payments were partially offset by proceeds of $99 million from the sale of available-for-sale securities, and proceeds of $4 million from the sale of a cost method investment.
Cash used in investing activities for the nine months ended October 31, 2014 was $447 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures of $66 million, a net cash outflow of $26 million related to an acquisition, and a purchase of a cost method investment of $10 million. These payments were partially offset by proceeds of $8 million from the sale of available-for-sale securities.
Financing Activities
For the three months ended October 31, 2015, cash provided by financing activities was $2 million, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
For the three months ended October 31, 2014, cash provided by financing activities was $2 million, which was primarily due to $3 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $1 million in principal payments on our capital lease obligations.
For the nine months ended October 31, 2015, cash provided by financing activities was $23 million, which was primarily due to $25 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $3 million in principal payments on our capital lease obligations.
For the nine months ended October 31, 2014, cash provided by financing activities was $4 million, which was primarily due to $21 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $8 million of Class A common share repurchases for tax withholdings on vesting of restricted stock and $8 million in principal payments on our capital lease obligations.
Free Cash Flows
In addition to net cash provided by (used in) operating activities, management uses free cash flows as a key financial metric. Free cash flows improved by $2 million to $15 million for the three months ended October 31, 2015, compared to $13 million for the prior year period. The improvement was primarily due to increased sales and the related cash collections, partially offset by increased capital expenditures and higher operating expenses, driven primarily by increased headcount.
Free cash flows increased by $80 million to $68 million for the nine months ended October 31, 2015, compared to $(12) million for the prior year period. The improvement was primarily due to increased sales and the related cash collections, partially offset by increased capital expenditures and higher operating expenses, driven primarily by increased headcount.

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

•
Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, management believes it is useful to exclude share-based compensation expenses in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. For restricted stock unit awards, the amount of share-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Moreover, determining the fair value of certain of the share-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related share-based awards. Unlike cash compensation, the value of stock options and shares offered under the ESPP, which are elements of our ongoing share-based compensation expenses, is determined using a complex formula that incorporates factors, such as market volatility and forfeiture rates, that are beyond our control.

•
Other Operating Expenses. Other operating expenses include employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of our ongoing operations.

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

See “Results of Operations—Core Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for the three and nine months ended October 31, 2015 and 2014.
See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “Net cash provided by (used in) operating activities,” for the three and nine months ended October 31, 2015 and 2014.
Commitments
Our principal commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity as well as computer equipment. As of October 31, 2015, the future non-cancelable minimum payments under operating leases were $231 million. During the remainder of the year ended January 31, 2016, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of vacant land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease.
We are not required to make principal payments under the Notes prior to maturity. If the Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $350 million in principal on July 15, 2018 and $250 million in principal on July 15, 2020. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 9 of the notes to the condensed consolidated financial statements.
We do not consider outstanding purchase orders to be purchase commitments as they represent authorizations to purchase rather than binding agreements.
Off-Balance Sheet Arrangements
Through October 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the nine months ended October 31, 2015, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 25, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant currency exposures are the Euro, British Pound Sterling and Canadian Dollar. Due to the relative size of our international operations to date and the fact that the majority of our international contracts are currently in U.S. dollars, our foreign currency exposure has been fairly limited. We anticipate that our exposure to foreign currency fluctuations will increase over time, and, as a result, we initiated a hedging program focused on certain currencies in fiscal 2015.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $1.9 billion as of October 31, 2015. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate securities, commercial paper, and money market funds. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $7 million market value reduction in our investment portfolio as of October 31, 2015. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $3 million as of October 31, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
Our Notes have fixed annual interest rates at 0.75% and 1.50% and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $306 million and $202 million, respectively, as of October 31, 2015. These represent the liability component of the principal balance of our Notes as of October 31, 2015. The total estimated fair values of the 2018 Notes and 2020 Notes at October 31, 2015 were $403 million and $298 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at October 31, 2015, which were $115.00 and $119.31, respectively. For further information, see Note 9 of the notes to condensed consolidated financial statements.

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

Furthermore, our financial management application is essential to Workday's and our customers’ financial projections, reporting and compliance programs, particularly customers who are public reporting companies. Any interruption in our service may affect the availability, accuracy or timeliness of these and as a result could damage our reputation, cause our customers to terminate their use of our applications, require us to indemnify our customers against certain losses and prevent us from gaining additional business from current or future customers.
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
Additionally, we expect that existing laws, regulations and standards may be interpreted in new manners in the future. For example, the European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. While we do not depend upon the U.S.-EU Safe Harbor Framework for transferring European personal data to the U.S., there is regulatory uncertainty surrounding how data transfers from the European Union to the U.S. will be authorized in the future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our applications, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

The costs of compliance with, and other burdens imposed by, privacy laws and regulations that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use and transmit demographic and personal information of their employees, customers and suppliers, which could limit the use, effectiveness and adoption of our applications and reduce overall demand. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness or use of our applications.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to approximately 4,900 employees as of October 31, 2015, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
The markets for financial management and HCM applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are SAP and Oracle, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours, and prefer to maintain their existing relationships with competitors. SAP and Oracle are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, could offer financial management and HCM applications on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances and organic development. Legacy vendors may also seek to partner with other leading cloud providers, such as the alliance between Oracle and Salesforce.com. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing and Infor Global Solutions. We also face competition from cloud-based vendors including providers of applications for HCM and payroll services such as Ceridian and providers of financial management applications such as NetSuite, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our applications. In addition, other companies that provide cloud applications in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.
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
To date, we have derived a substantial majority of our subscription services revenues from our HCM application. Any factor adversely affecting sales of this application, including application release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could adversely affect our business and operating results. Our participation in the markets for other applications is more recent, and it is uncertain what proportion of revenues will be contributed by non-HCM applications. Further, the introduction of new applications beyond these markets may not be successful.

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
The majority of our international costs are denominated in local currencies. In addition, we anticipate that over time, an increasing portion of our international sales contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We have a hedging program but we cannot assure that this hedging program will be effective and we will continue to have risk of exchange rate fluctuations.
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
As of October 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2025 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of October 31, 2015, our co-founder and Chairman Mr. Duffield, together with his affiliates, held voting rights with respect to 67 million shares of Class B common stock and less than 0.1 million shares of Class A common stock. In addition, Mr. Duffield holds 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of October 31, 2015, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7 million shares of Class B common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3 million shares of Class B common stock, 1 million shares of Class B restricted stock and 0.3 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is currently publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2015. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018 (2018 Notes), and we concurrently issued an additional $250 million of 1.50% convertible senior notes due July 15, 2020 (2020 Notes).
As a result of these convertible notes offerings, we incurred $350 million principal amount of indebtedness, which we may be required to pay at maturity in 2018, and $250 million principal amount of indebtedness, which we may be required to pay at maturity in 2020, or upon the occurrence of a fundamental change (as defined in the applicable indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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
Dated: December 4, 2015

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