Form 10-K
period 2016-01-31
Workday, Inc.
filed 2016-03-22
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the Registrant as of July 31, 2015 (based on a closing price of $84.33 per share) held by non-affiliates was approximately $9.5 billion. As of February 29, 2016, there were approximately 195 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2016. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2016.

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
ITEM 1. BUSINESS
Overview
Workday is a leading provider of enterprise cloud applications for finance and human resources. Founded in 2005, Workday delivers financial management, human capital management and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. Organizations headquartered around the globe, ranging from medium-sized businesses to the world's largest enterprises, have selected Workday. We achieved this leadership position through our innovative and adaptable technology, focus on the consumer Internet experience and cloud delivery model.
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
Workday is leading the way in helping organizations better manage their financial and human capital resources. As part of our applications, we provide embedded analytics that capture the content and context of everyday business events, facilitating fast and informed decision-making from wherever users are working. In addition, we provide an intuitive user experience similar to those of leading consumer Internet sites, reducing the time for training on our applications.
Since Workday is delivered in the cloud, organizations can embrace change in their operating environments with support for new regulatory requirements, increased performance and enhancement of the user experience that we deliver through our rapid innovation cycle of frequent functionality-rich feature releases. We deliver innovation regularly, with major feature releases delivered two times per year as part of our customers' subscription agreement. When the new feature releases are delivered, the prior version is fully replaced. As a result, all Workday customers are on the same version at all times. Feature releases are included in our customers’ Workday subscription and are not subject to an additional fee. Workday customers benefit from the most current technologies without the burden of large upgrade costs typically associated with traditional on-premise software.

We deliver our cloud applications using an innovative technology foundation that leverages the most recent advances in cloud computing and data management and allows us to deliver applications that are highly functional, flexible and fast. Our use of a multi-tenant architecture in which customers are on the same version of our software enables innovations to be deployed quickly. In addition, we use objects to represent real-world entities such as employees, benefits, budgets, charts of accounts and organizations, combining business logic and data in one place and creating actionable analytics that are part of our core transactional systems of record. Our use of in memory data management allows rapid and efficient delivery of embedded business intelligence. We also provide open, standards-based web-services application programming interfaces and pre-built packaged integrations and connectors. This shift in approach substantially reduces the need for our customers to buy and support a broad range of IT infrastructure, significantly reducing costs and complexity.
Our Applications
Workday Financial Management
Workday Financial Management is a comprehensive, unified application built on a single, global core with a full range of financial capabilities, relevant analytics and metrics, and fully auditable process management built to help manage financial processes for global organizations.
Workday Financial Management provides the core finance functions of general ledger, global accounting, accounts payable, accounts receivable, cash management, asset management, employee expense management, revenue management, projects, procurement, inventory, and grants management. It also supports built-in financial, operational, and management reporting and analysis in real time without the use of complex and expensive bolt-on business intelligence systems.
Workday Human Capital Management (HCM)
Designed for the largest organizations in the world, Workday Human Capital Management (HCM) allows an organization to staff, pay, organize, and develop its global workforce. This unified application includes global human resources management (workforce lifecycle management, organization management, compensation, absence, and employee benefits administration) and global talent management (goal management, performance management, succession planning, and career and development planning).
Other Applications
Workday offers a variety of other applications that complement and are unified with Workday Financial Management and Workday HCM. Workday Recruiting is an end-to-end application that supports the needs of candidates, hiring managers, the interview team, and recruiters. Workday Payroll is designed to address the full spectrum of enterprise payroll needs and provides control, accuracy and flexibility, with native payroll offerings in the U.S., Canada and United Kingdom as well as a global payroll cloud partner program to support additional customer needs. Workday Time Tracking, our time and attendance application, is designed to automate workforce management processes and thereby reduce costs and compliance risks. Workday Professional Services Automation (PSA) supports the complete billable projects lifecycle, including project and resource management, time and expense tracking, project billing, revenue recognition, financial reporting, and analytics within a single, unified solution. Workday Insight Applications leverages advanced data science and machine learning methodologies to help customers make smarter financial and workforce decisions, including retention risk analysis through Workday Talent Insights. Workday Student Recruiting and Workday Student Admissions are available as part of Workday Student, an end-to-end student and faculty lifecycle information system to help colleges and universities advance their institutions and enable student success.
Customers
We currently have more than 1,200 customers, with a focus on large, global organizations. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large organization, which has entered into a master subscription agreement with us to access our cloud applications, including customers that are in the process of deploying our applications. While a single customer may have multiple organizations, operating segments or locations, we only include the customer once for this metric. We exclude from our customer count small- to medium-sized business customers who have contracted for our subscription services through a former reseller partner.
Our current customer base spans numerous industry categories, including technology, financial services, business and professional services, healthcare and life sciences, manufacturing, retail and hospitality, education, government and non-profit. No individual customer represented more than 10% of our revenues in the year ended January 31, 2016.

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
Employees
As of January 31, 2016, we had approximately 5,200 employees. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
Sales and Marketing
We sell the Workday Service through our direct sales organization, that is comprised of field sales and field sales support personnel. Workday’s field sales team is aligned by geography and the number of employees in a prospect account.
We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs and through our strategic relationships. Our marketing programs target senior business leaders, including finance, HR and IT executives.
As a core part of our strategy, we have developed an ecosystem of partners to both broaden and complement our application offerings and to provide services that lie outside of Workday’s areas of focus. These relationships include software and technology partners, consulting and implementation services providers, and business process outsourcing (BPO) partners, and enable Workday to address the finance and HR-related challenges our customers face while maintaining focus on executing against our strategy.
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
Product development expenses were $470 million, $317 million and $182 million for the years ended January 31, 2016, 2015 and 2014, respectively.
Competition
The overall market for enterprise application software is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs and frequent introductions of new applications. We currently compete with large, well-established, enterprise application software vendors, such as SAP SE (SAP) and Oracle Corporation (Oracle). SAP and Oracle are established enterprise software companies that have greater name recognition, much longer operating histories and significantly greater financial, technical, sales, marketing, and other resources than we have and are able to provide a broader scope of business applications than our current suite of applications. We also face competition from other enterprise software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include The Ultimate Software Group, Inc., Automated Data Processing, Inc. (ADP), and Infor Global Solutions, among others. We also face competition from cloud-based vendors including: providers of applications for HCM and payroll services, such as Ceridian, Inc. and providers of financial management applications such as NetSuite, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our applications. In addition, other cloud companies that provide services in different markets may develop solutions in our target markets, and some potential customers may elect to develop their own internal solutions. However, the domain expertise that is required for a successful solution in the areas of financial management, HCM and analytics may inhibit new entrants that are unable to invest the necessary capital to accurately reflect global requirements and regulations. We expect continued consolidation in our industry that could lead to significantly increased competition.
We believe the principal competitive factors in our market include the following:

•	level of customer satisfaction;

•	ease of deployment and use of applications;

•	breadth and depth of application functionality;

•	total cost of ownership;

•	brand awareness and reputation;

•	modern and adaptive technology platform;

•	capability for configuration, integration, security, scalability and reliability of applications;

•	ability to innovate and respond to customer needs rapidly;

•	domain expertise on financial, HR and payroll regulations;

•	size of customer base and level of user adoption;

•	customer confidence in financial stability and future viability; and

•	ability to integrate with legacy enterprise infrastructures and third-party applications.
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
Corporate Information
We were incorporated in March 2005 in Nevada, and in June 2012 we reincorporated in Delaware. Our principal executive offices are located at 6230 Stoneridge Mall Road, Pleasanton, California 94588, and our telephone number is (877) WORKDAY. Our website address is www.workday.com. The information on, or that can be accessed through, our website is not part of this report. Workday is our registered trademark in the United States, the European Community, Canada, Norway, Switzerland, New Zealand, Hong Kong and Australia and the Workday logo, our Built for the Future tagline, and all of our product names are our trademarks. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.
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
We host our applications and serve all of our customers from data centers located in Ashburn, Virginia; Atlanta, Georgia; Portland, Oregon; Dublin, Ireland; and Amsterdam, the Netherlands. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
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

Furthermore, our financial management application is essential to Workday's and our customers’ financial projections, reporting and compliance programs, particularly customers who are public reporting companies. Any interruption in our service may affect the availability, accuracy or timeliness of such projections, reporting and programs and as a result could damage our reputation, cause our customers to terminate their use of our applications, require us to indemnify our customers against certain losses and prevent us from gaining additional business from current or future customers.
If we fail to manage our technical operations infrastructure, or experience service outages or delays in the deployment of our applications, we may be subject to liabilities and our reputation and operating results may be adversely affected.
We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers, and to ensure that our services and solutions are accessible within an acceptable load time. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, updates, the evolution of our applications and to reduce infrastructure latency associated with dispersed geographic locations. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages. If our operations infrastructure fails to scale, customers may experience delays as we seek to obtain additional capacity.
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
Our corporate headquarters are located in Pleasanton, California and we have data centers located in Ashburn, Virginia; Atlanta, Georgia; Portland, Oregon; Sacramento, California; Dublin, Ireland; and Amsterdam, the Netherlands. We also rely on AWS’s distributed computing infrastructure platform. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our operating results.
Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our applications and adversely affect our business.
Our customers can use our applications to collect, use and store personal or identifying information regarding their employees, customers and suppliers. National and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of personal information obtained from consumers and individuals, which could impact our ability to offer our services in certain jurisdictions or our customers' ability to deploy our solutions globally. Privacy-related laws are particularly stringent in Europe. The costs of compliance with and other burdens imposed by privacy-related laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if Workday employees fail to adhere to adequate data protection practices around the usage of our customer’s personal data, it may damage our reputation and brand.

Additionally, we expect that existing laws, regulations and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. For example, the European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. While we do not depend upon the U.S.-EU Safe Harbor Framework for transferring European personal data to the U.S., there is regulatory uncertainty surrounding how data transfers from the European Union to the U.S. will be authorized in the future and different European data protection regulators could apply differing standards for the transfer of personal data. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, cost of compliance and limitations on data collection, use, disclosure and transfer for Workday and our customers, which could decrease demand for our applications, require us to restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue.
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
In addition to government activity, privacy advocacy groups and the technology and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certifications, such as ISO 27018 or other standards established by third parties, such as TRUSTe. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our applications and adversely affect our business.
We have experienced rapid growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls or adequately address competitive challenges.
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 300 employees as of December 31, 2008 to approximately 5,200 employees as of January 31, 2016, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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

Many of the companies with which we compete for experienced personnel have greater resources than we have and some of these companies may offer greater compensation packages. Particularly in the San Francisco Bay Area, job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Job candidates may also be threatened with legal action by their existing employers if we hire them, which could have a chilling effect on hiring and result in a diversion of our time and resources. We must also continue to retain and motivate existing employees through our compensation practices, company culture and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.
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
Because of the large amount of data that we collect and process, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability or performance of our applications could be adversely affected by a number of factors, including customers’ inability to access the Internet, the failure of our network or software systems, security breaches or variability in user traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain of these events. For example, our customers access our applications through their Internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ access to our applications, which could adversely affect their perception of our applications’ reliability and our revenues. In addition to potential liability, if we experience interruptions in the availability of our applications, our reputation could be adversely affected and we could lose customers.
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
Our business depends on our ability to satisfy our customers, both with respect to our application offerings and the professional services that are performed to help our customers use features and functions that address their business needs. Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of our deployment services. If customers are not satisfied with the quality of work performed by us or a third party or with the type of professional services or applications delivered, then we could incur additional costs to address the situation, the revenue recognition of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. We must also align our product development and professional services operations in order to ensure that customers’ evolving needs are met. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. To date, we have not realized a substantial portion of our revenues from customers headquartered outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•
the need to localize and adapt our applications for specific countries, including translation into foreign languages, localization of contracts for different legal jurisdictions and associated expenses;

•	the need for a go-to-market strategy that aligns product management efforts and the development of supporting infrastructure;

•	stricter data privacy laws including requirements that customer data be stored and processed in a designated territory and obligations on us as a data processor;

•	difficulties in appropriately staffing and managing foreign operations and providing appropriate compensation for local markets;

•	difficulties in leveraging executive presence and company culture globally;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•
potentially weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws, customs and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-corruption laws including the Foreign Corrupt Practices Act;

•	the effects of currency fluctuations on our revenues and customer demand for our services;

•	adverse tax consequences and tax rulings; and

•	unstable economic and political conditions.
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

We have limited experience in acquisitions. We may not be able to integrate acquired personnel, operations and technologies successfully or effectively manage the combined operations following the acquisition. We also may not achieve the anticipated benefits from the acquisitions due to a number of factors, including:

•	inability to integrate or benefit from acquisitions in a profitable manner;

•	incurrence of acquisition-related costs or liabilities, some of which may be unanticipated;

•	difficulty integrating the intellectual property and operations of the acquired business;

•	difficulty integrating and retaining the personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	difficulty terminating or converting the customers of the acquired business onto our applications and contract terms;

•	diversion of management’s attention from other business concerns;

•	adverse effects on our existing business relationships with business partners and customers as a result of the acquisition;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.
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
Our quarterly results of operations, including the levels of our revenues, gross margin, core operating margin, profitability, cash flow and unearned revenue, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•	our ability to attract new customers;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the timing of operating expenses and recognition of revenues;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches;

•	general economic and market conditions;

•	customer renewal rates;

•	increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

•	the mix of applications sold during a period;

•	seasonal variations in sales of our applications, which have historically been highest in our fiscal fourth quarter;

•	the timing and success of new application and service introductions by us or our competitors;

•	changes in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	changes in laws and regulations that impact our business; and

•	the timing of expenses related to acquisitions and potential future charges for impairment of goodwill.
Because we recognize subscription services revenues over the term of the contract, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription services revenues from customers ratably over the terms of their contracts, which are typically three years. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscription contracts in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription revenues from new customers generally are recognized over the applicable subscription term.
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
We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense and attention. It can take significant time before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
If we fail to develop widespread brand awareness cost-effectively, our business may suffer.
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, attracting new customers and hiring and retaining employees. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our applications. In addition, if our brand is negatively impacted, it may be more difficult to hire and retain employees.
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
Some of our applications include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our applications. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be impacted by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated, and could negatively affect our business.
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
We may discover weaknesses in our internal controls over financial reporting, which may adversely affect investor confidence in the accuracy and completeness of our financial reports and consequently the market price of our securities.
As a public company, we are required to design and maintain proper and effective internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.
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
As of January 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2025 and 2017 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of January 31, 2016, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to 66 million shares of Class B common stock and 1 million shares of Class A common stock. In addition, Mr. Duffield holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of January 31, 2016, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7 million shares of Class B common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3 million shares of Class B common stock, 1 million shares of Class B restricted stock and 0.3 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of January 31, 2016. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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

•
guidance as to our operating results that we provide to the public, differences between our guidance and market expectations, our failure to meet our guidance or changes in recommendations by securities analysts that follow our securities;

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters, which includes operations and product development facilities, is located in Pleasanton, California and consists of approximately 538,172 square feet of space under multiple leases.
We also lease offices in various North American, European and Asian locations. We expect to expand our facilities capacity at our corporate headquarters and in certain field locations during fiscal 2017.
An affiliate of our Chairman, Mr. Duffield, acquired commercial real estate in close proximity to our corporate headquarters in 2013. At the time of this acquisition, we had existing leases in the buildings acquired by an affiliate of Mr. Duffield. During the year ended January 31, 2016, we leased approximately 120,077 of additional square footage from the same affiliate of Mr. Duffield. We expect to lease additional space at that site in the coming year and beyond. We have and will continue to seek independent evaluations of current market rates at the time we sign new leases with the goal of leasing at a rate comparable to the current market price.
In January 2014, we acquired a 95 year lease for a 6.9 acre parcel of land in Pleasanton, California. We paid $10 million to acquire the lease and $2 million in prepaid rent through December 31, 2020. We expect to start construction of our new development center, consisting of approximately 410,000 square feet of office space, on this property during the first half of fiscal 2017.
We believe that our existing facilities are adequate to meet current requirements, and that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock is listed on the New York Stock Exchange under the symbol “WDAY.”
The following table sets forth for the indicated periods the high and low intra-day sales prices of our Class A common stock as reported by the New York Stock Exchange.

	High	Low
Year ended January 31, 2016
First quarter	$95.17	$78.40
Second quarter	93.62	74.26
Third quarter	84.84	65.33
Fourth quarter	85.67	60.17
Year ended January 31, 2015
First quarter	$116.47	$64.21
Second quarter	92.15	65.75
Third quarter	97.40	75.23
Fourth quarter	97.16	76.36
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
Stockholders
As of January 31, 2016, there were 37 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 210 stockholders of record of our Class B common stock.
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

	Base Period
Company/Index	10/12/2012	1/31/2013	1/31/2014	1/31/2015	1/31/2016
Workday, Inc.	$100.00	$109.71	$183.90	$163.20	$129.41
S&P 500 Index	100.00	105.57	128.26	146.50	145.51
S&P 1500 Application Software Index	100.00	110.49	138.28	151.34	171.74

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
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

	Year Ended January 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription services	$929,234	$613,328	$354,169	$190,320	$88,634
Professional services	233,112	174,532	114,769	83,337	45,793
Total revenues	1,162,346	787,860	468,938	273,657	134,427
Costs and expenses(1):
Costs of subscription services	149,869	102,476	69,195	39,251	22,342
Costs of professional services	224,558	162,327	107,615	77,284	43,026
Product development	469,944	316,868	182,116	102,665	62,014
Sales and marketing	434,056	315,840	197,373	123,440	70,356
General and administrative	148,578	106,051	65,921	48,880	15,133
Total costs and expenses	1,427,005	1,003,562	622,220	391,520	212,871
Operating loss	(264,659)	(215,702)	(153,282)	(117,863)	(78,444)
Other expense, net	(24,242)	(30,270)	(17,549)	(1,203)	(1,018)
Loss before provision for income taxes	(288,901)	(245,972)	(170,831)	(119,066)	(79,462)
Provision for income taxes	1,017	2,010	1,678	124	167
Net loss	(289,918)	(247,982)	(172,509)	(119,190)	(79,629)
Accretion of redeemable convertible preferred stock	—	—	—	(568)	(342)
Net loss attributable to Class A and Class B common stockholders	$(289,918)	$(247,982)	$(172,509)	$(119,758)	$(79,971)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.53)	$(1.35)	$(1.01)	$(1.62)	$(2.71)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	190,016	183,702	171,297	74,011	29,478

(1)	Costs and expenses include share-based compensation expenses as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014	2013	2012
Costs of subscription services	$12,060	$6,053	$2,408	$601	$230
Costs of professional services	19,526	12,890	4,818	1,312	398
Product development	109,362	63,938	21,644	3,528	1,124
Sales and marketing	51,617	29,875	12,131	2,717	839
General and administrative	57,405	43,292	20,850	7,170	1,591

	As of January 31,
	2016	2015	2014	2013	2012
		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$300,087	$298,192	$581,326	$84,158	$57,529
Marketable securities	1,669,372	1,559,517	1,305,253	706,181	53,634
Working capital	1,439,629	1,467,122	1,601,768	629,528	37,934
Property and equipment, net	214,158	140,136	77,664	44,585	25,861
Total assets	2,730,094	2,350,090	2,165,640	959,080	232,638
Total unearned revenue	899,729	632,744	413,565	285,260	188,097
Convertible senior notes, net	507,476	481,958	457,787	—	—
Total liabilities	1,593,937	1,224,115	978,423	366,797	237,293
Redeemable convertible preferred stock	—	—	—	—	170,906
Total stockholders’ equity (deficit)	1,136,157	1,125,975	1,187,217	592,283	(175,561)

	Year Ended January 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$258,637	$102,003	$46,263	$11,214	$(13,774)
Free cash flows(2)	124,970	(1,643)	(29,577)	(23,401)	(34,756)

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
Our fiscal year ends on January 31. References to fiscal 2016, for example, refer to the year ended January 31, 2016.
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
We were founded in 2005 to deliver cloud applications to global enterprises. Our applications are designed around the way people work today – in an environment that is global, collaborative, fast-paced and mobile. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our Human Capital Management (HCM) application in 2006, and our Financial Management application in 2007. Since then we have continued to invest in innovation and have consistently introduced new services to our customers.
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
We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force generally targets organizations with more than 1,000 workers. A substantial amount of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 5,200 and approximately 3,750 employees as of January 31, 2016 and 2015, respectively.
We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our application development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia, through investments in product development and customer support to address the business needs of local markets, increasing our sales and marketing organizations, building and leasing additional office space, and expanding our ecosystem of services partners to support local deployments. We expect to make further significant investments in our data center infrastructure as we plan for future growth. We are also investing in personnel to service our growing customer base. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.
Since inception, we have invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional services partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday, will drive additional customer subscriptions and continued growth in revenues. Due to our expanding partner ecosystem, we will not be ramping our professional services organization at the same growth rates as we have in the past, and we expect professional services revenues and the cost of professional services as a percentage of total revenues will continue to decline over time.

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
Subscription services revenues accounted for 80% of our total revenues during fiscal 2016 and represented 97% of our total unearned revenue as of January 31, 2016. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, and the price of our applications.
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
Subscription services fees are generally recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer, which is generally within one week of contract signing. Our subscription contracts typically have a term of three years and are non-cancelable. We generally invoice our customers in advance, in annual installments. Amounts that have been invoiced are initially recorded as unearned revenue. Amounts that have not yet been invoiced represent backlog and are not reflected in our consolidated financial statements.
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
Costs of professional services revenues. Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors and travel. The percentage of total revenues derived from professional services was 20% in fiscal 2016. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services.
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

Results of Operations
Revenues
Our total revenues for fiscal 2016, 2015 and 2014 were as follows:

	Year Ended January 31,
	2016	2015	2014	2015 to 2016 % Change	2014 to 2015 % Change
	(in thousands, except percentages)
Subscription services	$929,234	$613,328	$354,169	52%	73%
Professional services	233,112	174,532	114,769	34%	52%
Total revenues	$1,162,346	$787,860	$468,938	48%	68%
Fiscal 2016 compared to fiscal 2015. Total revenues were $1.2 billion for fiscal 2016, compared to $788 million for fiscal 2015, an increase of $374 million, or 48%. Subscription services revenues were $929 million for fiscal 2016, compared to $613 million for fiscal 2015, an increase of $316 million, or 52%. The increase in subscription revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $233 million for fiscal 2016, compared to $175 million for the prior year period, an increase of $58 million, or 34%. The increase in professional services revenues was due primarily to a greater number of customers requesting deployment and integration services.
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

Reconciliations of our core operating expenses to the nearest GAAP measure, total operating expenses, are as follows:

	Year Ended January 31, 2016
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands, except percentages)
Costs of subscription services	$137,395	$12,060	$414	$149,869
Costs of professional services	204,264	19,526	768	224,558
Product development	353,381	109,362	7,201	469,944
Sales and marketing	380,957	51,617	1,482	434,056
General and administrative	89,078	57,405	2,095	148,578
Total	$1,165,075	$249,970	$11,960	$1,427,005
Operating loss	$(2,729)	$(249,970)	$(11,960)	$(264,659)
Operating margin	(0.2)%	(21.6)%	(1.0)%	(22.8)%

	Year Ended January 31, 2015
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands, except percentages)
Costs of subscription services	$96,219	$6,053	$204	$102,476
Costs of professional services	148,986	12,890	451	162,327
Product development	249,709	63,938	3,221	316,868
Sales and marketing	284,545	29,875	1,420	315,840
General and administrative	61,557	43,292	1,202	106,051
Total	$841,016	$156,048	$6,498	$1,003,562
Operating loss	$(53,156)	$(156,048)	$(6,498)	$(215,702)
Operating margin	(6.7)%	(19.8)%	(0.9)%	(27.4)%

	Year Ended January 31, 2014
	Core Operating Expenses(1)	Share-Based Compensation Expenses	Other Operating Expenses	Total Operating Expenses
	(in thousands, except percentages)
Costs of subscription services	$66,770	$2,408	$17	$69,195
Costs of professional services	102,141	4,818	656	107,615
Product development	158,928	21,644	1,544	182,116
Sales and marketing	184,359	12,131	883	197,373
General and administrative	43,773	20,850	1,298	65,921
Total	$555,971	$61,851	$4,398	$622,220
Operating loss	$(87,033)	$(61,851)	$(4,398)	$(153,282)
Operating margin	(18.6)%	(13.2)%	(0.9)%	(32.7)%

(1)	See “Non-GAAP Financial Measures” below for further information.
Core Operating Margin
Core operating margins, calculated using GAAP revenues and core operating expenses, improved from (6.7)% for fiscal 2015 to (0.2)% for fiscal 2016 and from (18.6)% for fiscal 2014 to (6.7)% for fiscal 2015. The improvement in our core operating margin was primarily due to higher subscription services revenues in both fiscal 2016 and 2015 compared to prior fiscal years. The improvement in fiscal 2016 was also due to higher professional services revenues driven by improved utilization rates and increased demand for services, and improvements in operating leverage.

In evaluating our results, we generally focus on core operating expenses. We believe that our core operating expenses reflect our ongoing business in a manner that allows meaningful period-to-period comparisons. Our core operating expenses are reconciled to the most comparable U.S. generally accepted accounting principles (GAAP) measure, “total operating expenses,” in the table above.
Core operating expenses increased by $324 million, or 39% for fiscal 2016 compared to fiscal 2015, and by $285 million, or 51% for fiscal 2015 compared to fiscal 2014. As quantified below, these increases for both periods were primarily due to higher employee-related costs driven by higher headcount.
Costs of Subscription Services
Fiscal 2016 compared to fiscal 2015. Core operating expenses in costs of subscription services were $137 million for fiscal 2016, compared to $96 million for fiscal 2015, an increase of $41 million, or 43%. The increase was primarily due to increases of $13 million in employee-related costs driven by higher headcount, $12 million in depreciation expense related to our data centers, $7 million in service contracts expense to expand data center capacity, and $6 million in facility and IT-related expenses.
Fiscal 2015 compared to fiscal 2014. Core operating expenses in costs of subscription services were $96 million for fiscal 2015, compared to $67 million for fiscal 2014, an increase of $29 million, or 43%. The increase was primarily due to increases of $10 million in employee-related costs driven by higher headcount, $9 million in depreciation expense related to our data centers, $6 million in service contracts expense to expand data center capacity, and $3 million in facility and IT-related expenses.
We expect that core operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
Fiscal 2016 compared to fiscal 2015. Core operating expenses in costs of professional services were $204 million for fiscal 2016, compared to $149 million for fiscal 2015, a $55 million increase, or 37%. This increase was primarily due to increases of $37 million to staff our deployment and integration engagements and $6 million in facility and IT-related expenses.
Fiscal 2015 compared to fiscal 2014. Core operating expenses in costs of professional services were $149 million for fiscal 2015, compared to $102 million for fiscal 2014, a $47 million increase, or 46%. This increase was primarily due to increases of $36 million to staff our deployment and integration engagements and $4 million in facility and IT-related expenses.
Due to the large increase in demand for our professional services, we have increased both our internal professional service staff as well as third-party supplemental staff. Going forward, we expect costs of professional services as a percentage of total revenues to continue to decline as we increasingly rely on third parties to deploy our applications and as the number of our customers continues to grow. For fiscal 2017, we anticipate professional services margins to be lower than fiscal 2016 as we invest in building our partnership ecosystem in the education and government sectors, as well as internationally.
Product Development
Fiscal 2016 compared to fiscal 2015. Core operating expenses in product development were $353 million for fiscal 2016, compared to $250 million for fiscal 2015, an increase of $103 million, or 41%. The increase was primarily due to increases of $73 million in employee compensation costs due to higher headcount, $20 million in facility and IT-related expenses, $4 million in third party costs for hardware maintenance and data center capacity, and $3 million in depreciation expense for our development cloud data center.
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
Sales and Marketing
Fiscal 2016 compared to fiscal 2015. Core operating expenses in sales and marketing were $381 million for fiscal 2016, compared to $285 million for fiscal 2015, an increase of $96 million, or 34%. The increase was primarily due to increases of $60 million in employee compensation costs due to higher headcount and higher commissionable sales volume, $15 million in advertising, marketing and event costs, $10 million in facility and IT-related expenses and $6 million in travel.

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
General and Administrative
Fiscal 2016 compared to fiscal 2015. Core operating expenses in general and administrative were $89 million for fiscal 2016, compared to $62 million for fiscal 2015, an increase of $27 million, or 44%. The increase was primarily due to $13 million in higher employee compensation costs due to higher headcount and $10 million in higher professional services costs including consulting, legal and audit.
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
Share-Based Compensation Expenses
Share-based compensation expenses were $250 million, $156 million and $62 million in fiscal 2016, 2015 and 2014, respectively. The increase in share-based compensation expenses for fiscal 2016 compared to fiscal 2015 was primarily due to grants of restricted stock units and performance-based restricted stock units to existing and new employees. The increase in share-based compensation expenses for fiscal 2015 compared to fiscal 2014 was primarily due to an increase in the number of employees, as well as a change in the timing of the cycle in which we grant additional equity awards to existing employees which resulted in grants that were made earlier in the fiscal year in fiscal 2015 relative to fiscal 2014. During fiscal 2016, 2015 and 2014, the realized excess tax benefits related to share-based compensation were immaterial. The next grant to existing employees is planned for the first quarter of fiscal 2017.
Other Operating Expenses
Other operating expenses include employer payroll tax-related items on employee stock transactions of $9 million, $5 million and $4 million for fiscal 2016, 2015 and 2014, respectively. In addition, other operating expenses include amortization of acquisition-related intangible assets of $3 million and $1 million for fiscal 2016 and 2015, respectively. There was no amortization of acquisition-related intangible assets in fiscal 2014.
Other Expense, Net
Other expense, net, was $24 million, $30 million, and $18 million for fiscal 2016, 2015 and 2014, respectively. The decrease in other expense, net for fiscal 2016 compared to fiscal 2015 was primarily due to the gain on sale of a cost method investment in fiscal 2016 of $3 million. The increase in other expense, net for fiscal 2015 compared to fiscal 2014 was primarily due to the interest expense related to our June 2013 issuance of 0.75% convertible senior notes due October 15, 2018 (2018 Notes) and 1.50% convertible senior notes due October 15, 2020 (2020 Notes, and together with the 2018 Notes, the Notes), as we incurred a full period of interest expense in fiscal 2015.We issued the Notes in June 2013, and therefore incurred interest on the Notes for only a portion of fiscal 2014.
The contractual cash interest expense related to the Notes was $6 million, $6 million and $4 million for fiscal 2016, 2015 and 2014, respectively. The associated non-cash interest expense related to amortization of the debt discount and amortization of debt issuance costs was $26 million, $24 million and $14 million for fiscal 2016, 2015 and 2014, respectively.
Liquidity and Capital Resources
As of January 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.0 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. agency obligations, U.S. treasury securities, U.S. corporate securities, commercial paper, and money market funds.

We have financed our operations primarily through sales of equity securities, customer payments, and issuance of debt. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing of construction of our new development center in Pleasanton, California, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services, and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services and technologies or intellectual property rights in the future. We also may choose to seek additional equity or debt financing.
Our cash flows for fiscal 2016, 2015 and 2014 were as follows:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$258,637	$102,003	$46,263
Investing activities	(300,147)	(404,167)	(682,633)
Financing activities	44,109	19,455	1,133,610
Effect of exchange rate changes	(704)	(425)	(72)
Net increase (decrease) in cash and cash equivalents	$1,895	$(283,134)	$497,168
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
Our free cash flows for fiscal 2016, 2015 and 2014 were as follows:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$258,637	$102,003	$46,263
Purchases of property and equipment	(133,667)	(103,646)	(60,725)
Property and equipment acquired under capital leases	—	—	(115)
Purchase of other intangible assets	—	—	(15,000)
Free cash flows	$124,970	$(1,643)	$(29,577)
Operating Activities
Cash provided by operating activities was $259 million, $102 million and $46 million for fiscal 2016, 2015 and 2014, respectively. The improvements in cash flows provided by operating activities in both fiscal 2016 and 2015 compared to prior fiscal years resulted primarily from increased cash collections driven by growth in our customer sales contracts, partially offset by increases in our headcount related and other operational expenses.
Investing Activities
Cash used in investing activities for fiscal 2016, 2015 and 2014 was $300 million, $404 million and $683 million, respectively, which was primarily the result of the timing of purchases and maturities of marketable securities and capital expenditures of $134 million, $104 million and $61 million, respectively. During fiscal 2016, we paid $31 million to acquire new businesses and $17 million to purchase cost method investments, and we received proceeds of $103 million from the sale of available-for-sale securities and $4 million from the sale of a cost method investment. During fiscal 2015, we paid $26 million to acquire a new business and $10 million to purchase a cost method investment, and received proceeds of $53 million from the sale of available-for-sale securities. During fiscal 2014, we paid $10 million to purchase a leasehold interest in land in Pleasanton adjacent to our existing office space and $5 million to acquire patents.
We expect capital expenditures, excluding our development center, will be approximately $175 million for fiscal 2017. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth. We expect capital expenditures for the development center will be approximately $125 million for fiscal 2017.

Financing Activities
For fiscal 2016, cash provided by financing activities was $44 million, primarily as a result of $46 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $3 million in principal payments on our capital lease obligations.
For fiscal 2015, cash provided by financing activities was $19 million, primarily as a result of $36 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $10 million in principal payments on our capital lease obligations and $8 million of Class A common share repurchases for tax withholdings on vesting of restricted stock.
For fiscal 2014, cash provided by financing activities was $1 billion, primarily as a result of $584 million in net proceeds from issuance of the Notes, $592 million in net proceeds from our follow-on offering of Class A common stock, $93 million in proceeds from the issuance of warrants related to the Notes and $24 million in proceeds from the issuance of common stock from employee equity plans. These proceeds were partially offset by $144 million to purchase convertible senior notes hedges and $12 million in principal payments on our capital lease obligations. We purchased the convertible senior notes hedges to offset potential economic dilution to our Class A common stock upon any conversion of the Notes.
Free Cash Flows
In addition to cash provided by (used in) operating activities, management uses free cash flows as a key financial metric. Free cash flows increased by $127 million to $125 million for fiscal 2016, compared to $(2) million for fiscal 2015 and increased by $28 million to $(2) million for fiscal 2015, compared to $(30) million for fiscal 2014. The improvement in free cash flows in fiscal 2016 and 2015 was primarily due to increased sales and related cash collections, partially offset by increased capital expenditures and higher operating expenses, driven primarily by increased headcount.
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
See “Results of Operations—Core Operating Expenses” for a reconciliation of the non-GAAP financial measure of core operating expenses to the most comparable GAAP measure, “total operating expenses,” for fiscal 2016, 2015 and 2014.
See “Liquidity and Capital Resources” for a reconciliation of free cash flows to the most comparable GAAP measure, “net cash provided by (used in) operating activities,” for fiscal 2016, 2015 and 2014.
Backlog
We generally sign multiple-year subscription contracts for our applications. The timing of our invoices to each customer is a negotiated term and varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, unearned revenue or elsewhere in our consolidated financial statements. To the extent future invoicing is determined to be certain, we consider those future subscription invoices to be non-cancelable backlog. Future invoicing is determined to be certain when we have a fully executed non-cancelable contract and invoicing is not dependent on a future event such as customer funding or the delivery of a specific product or feature. The amount of non-cancelable subscription contract backlog was $1.6 billion and $965 million as of January 31, 2016 and 2015, respectively.
We expect that the amount of backlog relative to the total value of our contracts will change from year to year due to several factors, including the amount invoiced early in the contract term, the timing and duration of customer subscription agreements, varying invoicing cycles of subscription agreements, the timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.

Contractual Obligations
The following table summarizes our consolidated principal contractual cash obligations as of January 31, 2016:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
0.75% Convertible Senior Notes due 2018(1)	$350,000	$—	$350,000	$—	$—
1.50% Convertible Senior Notes due 2020(1)	250,000	—	—	250,000	—
Aggregate interest obligation(2)	23,154	6,375	11,321	5,458	—
Operating lease obligations:
Facilities space(3)	177,165	44,370	56,437	37,177	39,181
Facilities space with related party	77,315	7,540	17,951	18,699	33,125
Contractual commitments	7,083	7,083	—	—	—
Total	$884,717	$65,368	$435,709	$311,334	$72,306

(1)	Represents aggregate principal amount of the notes, without the effect of associated discounts.

(2)	Represents estimated aggregate interest obligations for our outstanding Notes that are payable in cash.

(3)
For the 95-year lease we entered in January 2013, the cash obligations exclude the potential annual rental increases based on the increases to the Consumer Price Index (CPI). (See more information under “commitments” below). We believe it is likely we will make higher rent payments over the lease term due to future changes in the CPI.

Commitments
Our contractual commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity. For fiscal 2017, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.
In January 2014, we entered into a 95-year lease for a 6.9 acre parcel of land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. We expect to start construction of our new development center, consisting of approximately 410,000 square feet of office space, on this property during the first half of fiscal 2017. We have entered into an agreement with a contractor for the construction of the new development center, however it is not included in the table above because it allows for termination without significant penalty. As noted in the Liquidity and Capital Resources section above, we expect capital expenditures related to the development center will be approximately $125 million for fiscal 2017.
We are not required to make principal payments under the Notes prior to maturity. If the Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $350 million in principal on July 15, 2018 and $250 million in principal on July 15, 2020. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 10 of the notes to the consolidated financial statements.
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
Off-Balance Sheet Arrangements
Through January 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Subscription Services Revenues
Subscription services revenues are generally recognized ratably over the contractual term of the arrangement beginning on the date that our service is made available to the customer, assuming all other revenue recognition criteria have been met.
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
Subscription contracts have standalone value as we sell the subscriptions separately. All of our professional services have standalone value and can be accounted for separately from subscription services, given the availability of the professional services from other vendors, the nature of our professional services and ongoing sales of our applications to new customers without professional services.
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangement accounting guidance provides a hierarchy when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. If neither VSOE nor TPE exist for a deliverable, arrangements with multiple deliverables can be separated into discrete units of accounting based on our best estimate of selling price. The amount of arrangement fee allocated is limited by contingent revenues, if any.

We determine the best estimate of selling price for our deliverables based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors. We evaluate our best estimate of selling price by reviewing historical data related to sales of our deliverables, including comparing the percentages of our contract prices to our list prices. We also consider several other data points in our evaluation, including the size of our arrangements, the cloud applications sold, customer demographics and the numbers and types of users within our arrangements.
Deferred Commissions
Sales commissions earned by our sales force are considered to be direct sales commissions when they can be associated specifically with a non-cancelable subscription contract. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable subscription contract. The commission payments are paid in full after the customer has paid for its first year of service. During fiscal 2016, we deferred $32 million of commissions and we amortized $20 million to sales and marketing expenses in the accompanying consolidated statements of operations. During fiscal 2015, we deferred $23 million of commission expenditures and we amortized $16 million to sales and marketing expenses in the accompanying consolidated statements of operations. Deferred commissions on our consolidated balance sheets totaled $51 million and $37 million at January 31, 2016 and 2015, respectively.
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
Recent Accounting Pronouncements
Refer to Note 2 of the notes to consolidated financial statements for a full description of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant currency exposures are the Euro, British Pound Sterling and Canadian Dollar. Due to the relative size of our international operations to date and the fact that the majority of our contracts are currently in U.S. dollars, our foreign currency exposure has been fairly limited. We anticipate that our exposure to foreign currency fluctuations will increase over time, and, as a result, we have a hedging program focused on certain currencies. For fiscal 2017 and beyond, we expect the number of contracts denominated in currencies other than the U.S. dollars to increase.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $2.0 billion as of January 31, 2016. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, U.S. corporate securities, commercial paper, and money market funds. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $8 million market value reduction in our investment portfolio as of January 31, 2016. Each of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $5 million as of January 31, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in Accumulated other comprehensive income (loss), and are realized only if we sell the underlying securities.
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
Our Notes have fixed annual interest rates at 0.75% and 1.50% and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $307 million and $201 million, respectively, as of January 31, 2016. These represent the liability component of the principal balance of our Notes as of January 31, 2016. The total estimated fair values of the 2018 Notes and 2020 Notes at January 31, 2016 were $362 million and $264 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the fiscal period ended at January 31, 2016, which were $103.50 and $105.63, respectively. For further information, see Note 10 of the notes to consolidated financial statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORKDAY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Workday, Inc.

We have audited the accompanying consolidated balance sheets of Workday, Inc. as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' equity for each of the three years in the period ended January 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Workday, Inc. at January 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Workday, Inc.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
March 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Workday, Inc.

We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Workday, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Workday, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2016 consolidated financial statements of Workday, Inc. and our report dated March 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
March 22, 2016

WORKDAY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$300,087	$298,192
Marketable securities	1,669,372	1,559,517
Accounts receivable, net of allowance for doubtful accounts of $1,592 and $1,262	293,407	188,357
Deferred costs	21,817	20,471
Prepaid expenses and other current assets	77,625	41,850
Total current assets	2,362,308	2,108,387
Property and equipment, net	214,158	140,136
Deferred costs, noncurrent	30,074	20,998
Goodwill and acquisition-related intangible assets, net	65,816	34,779
Other assets	57,738	45,790
Total assets	$2,730,094	$2,350,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,605	$10,623
Accrued expenses and other current liabilities	43,122	24,132
Accrued compensation	91,211	56,152
Capital leases	—	3,207
Unearned revenue	768,741	547,151
Total current liabilities	922,679	641,265
Convertible senior notes, net	507,476	481,958
Unearned revenue, noncurrent	130,988	85,593
Other liabilities	32,794	15,299
Total liabilities	1,593,937	1,224,115
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10 million shares authorized as of January 31, 2016 and January 31, 2015; no shares issued and outstanding as of January 31, 2016 and January 31, 2015	—	—
Class A common stock, $0.001 par value; 750 million shares authorized as of January 31, 2016 and January 31, 2015; 116 million and 105 million shares issued and outstanding as of January 31, 2016 and January 31, 2015	115	104
Class B common stock, $0.001 par value; 240 million shares authorized as of January 31, 2016 and January 31, 2015; 79 million and 83 million shares issued and outstanding as of January 31, 2016 and January 31, 2015 (including 1 million shares subject to repurchase, legally issued and outstanding as of January 31, 2016 and January 31, 2015)	78	82
Additional paid-in capital	2,247,454	1,948,300
Accumulated other comprehensive income (loss)	799	(140)
Accumulated deficit	(1,112,289)	(822,371)
Total stockholders’ equity	1,136,157	1,125,975
Total liabilities and stockholders’ equity	$2,730,094	$2,350,090
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2016	2015	2014
Revenues:
Subscription services	$929,234	$613,328	$354,169
Professional services	233,112	174,532	114,769
Total revenues	1,162,346	787,860	468,938
Costs and expenses(1):
Costs of subscription services	149,869	102,476	69,195
Costs of professional services	224,558	162,327	107,615
Product development	469,944	316,868	182,116
Sales and marketing	434,056	315,840	197,373
General and administrative	148,578	106,051	65,921
Total costs and expenses	1,427,005	1,003,562	622,220
Operating loss	(264,659)	(215,702)	(153,282)
Other expense, net	(24,242)	(30,270)	(17,549)
Loss before provision for income taxes	(288,901)	(245,972)	(170,831)
Provision for income taxes	1,017	2,010	1,678
Net loss	(289,918)	(247,982)	(172,509)
Net loss attributable to Class A and Class B common stockholders	$(289,918)	$(247,982)	$(172,509)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.53)	$(1.35)	$(1.01)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	190,016	183,702	171,297

(1)	Costs and expenses include share-based compensation expenses as follows:

	Year Ended January 31,
	2016	2015	2014
Costs of subscription services	$12,060	$6,053	$2,408
Costs of professional services	19,526	12,890	4,818
Product development	109,362	63,938	21,644
Sales and marketing	51,617	29,875	12,131
General and administrative	57,405	43,292	20,850

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2016	2015	2014
Net loss	$(289,918)	$(247,982)	$(172,509)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(3,158)	(525)	(72)
Net change in unrealized gains (losses) on available-for-sale investments	(842)	116	273
Net change in market value of effective foreign currency forward exchange contracts	4,939	—	—
Other comprehensive income (loss), net of tax:	939	(409)	201
Comprehensive loss	$(288,979)	$(248,391)	$(172,308)

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(289,918)	$(247,982)	$(172,509)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	85,939	59,205	34,695
Share-based compensation expenses	249,970	156,048	61,851
Amortization of deferred costs	23,477	19,288	12,219
Amortization of debt discount and issuance costs	25,518	24,171	14,395
Gain on sale of cost method investment	(3,220)	—	—
Other	1,047	2,924	678
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(105,264)	(96,876)	(25,037)
Deferred costs	(33,899)	(23,514)	(21,071)
Prepaid expenses and other assets	(28,366)	(15,524)	(25,876)
Accounts payable	6,824	1,120	3,547
Accrued expense and other liabilities	59,724	3,964	35,066
Unearned revenue	266,805	219,179	128,305
Net cash provided by (used in) operating activities	258,637	102,003	46,263
Cash flows from investing activities
Purchases of marketable securities	(2,125,841)	(1,737,840)	(1,587,240)
Maturities of marketable securities	1,901,858	1,419,454	983,242
Sales of available-for-sale securities	102,711	53,182	—
Business combinations, net of cash acquired	(31,436)	(26,317)	—
Purchases of property and equipment	(133,667)	(103,646)	(60,725)
Purchases of cost method investments	(16,550)	(10,000)	(2,000)
Sale of cost method investment	3,538	—	—
Purchase of other intangible assets	—	—	(15,000)
Other	(760)	1,000	(910)
Net cash provided by (used in) investing activities	(300,147)	(404,167)	(682,633)
Cash flows from financing activities
Proceeds from follow-on offering, net of issuance costs	—	—	592,241
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	—	584,291
Proceeds from issuance of warrants	—	—	92,708
Purchase of convertible senior notes hedges	—	—	(143,729)
Proceeds from issuance of common stock from employee equity plans	45,656	36,239	23,692
Principal payments on capital lease obligations	(3,193)	(9,759)	(12,129)
Shares repurchased for tax withholdings on vesting of restricted stock	—	(8,291)	(3,806)
Other	1,646	1,266	342
Net cash provided by (used in) financing activities	44,109	19,455	1,133,610
Effect of exchange rate changes	(704)	(425)	(72)
Net increase (decrease) in cash and cash equivalents	1,895	(283,134)	497,168
Cash and cash equivalents at the beginning of period	298,192	581,326	84,158
Cash and cash equivalents at the end of period	$300,087	$298,192	$581,326
Supplemental cash flow data
Cash paid for interest	$6,456	$6,869	$4,886
Cash paid for taxes	2,124	943	—
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$—	$115
Vesting of early exercised stock options	1,887	1,887	3,043
Purchases of property and equipment, accrued but not paid	14,052	8,776	1,613
Non-cash additions to property and equipment	7,256	—	—
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances as of January 31, 2013	166,424,872	$162	$993,933	$68	$(401,880)	$592,283
Issuance of common stock under employee equity plans	8,689,384	10	23,682	—	—	23,692
Follow-on offering, net of issuance costs	6,900,000	7	592,234	—	—	592,241
Vesting of early exercised stock options	—	1	3,042	—	—	3,043
Vested restricted stock units, net	41,775	—	—	—	—	—
Shares withheld for tax withholding on vesting of restricted stock	—	—	(3,806)	—	—	(3,806)
Share-based compensation	—	—	61,851	—	—	61,851
Exercise of warrants	1,350,000	1	—	—	—	1
Excess tax benefits from share-based compensation	—	—	342	—	—	342
Purchase of convertible senior notes hedges	—	—	(143,729)	—	—	(143,729)
Issuance of warrants	—	—	92,708	—	—	92,708
Equity component of convertible senior notes	—	—	140,899	—	—	140,899
Other comprehensive income	—	—	—	201	—	201
Net loss	—	—	—	—	(172,509)	(172,509)
Balances as of January 31, 2014	183,406,031	$181	$1,761,156	$269	$(574,389)	$1,187,217
Issuance of common stock under employee equity plans	3,952,173	4	36,235	—	—	36,239
Vesting of early exercised stock options	—	—	1,887	—	—	1,887
Vested restricted stock units, net	1,057,851	1	—	—	—	1
Shares withheld for tax withholding on vesting of restricted stock	—	—	(8,292)	—	—	(8,292)
Share-based compensation	—	—	156,048	—	—	156,048
Excess tax benefits from share-based compensation	—	—	1,175	—	—	1,175
Other	—	—	91	—	—	91
Other comprehensive income	—	—	—	(409)	—	(409)
Net loss	—	—	—	—	(247,982)	(247,982)
Balances as of January 31, 2015	188,416,055	$186	$1,948,300	$(140)	$(822,371)	$1,125,975
Issuance of common stock under employee equity plans	4,103,433	5	45,651	—	—	45,656
Vesting of early exercised stock options	—	—	1,887	—	—	1,887
Vested restricted stock units, net	1,959,862	2	(2)	—	—	—
Share-based compensation	—	—	249,970	—	—	249,970
Excess tax benefits from share-based compensation	—	—	1,646	—	—	1,646
Other	—	—	2	—	—	2
Other comprehensive income	—	—	—	939	—	939
Net loss	—	—	—	—	(289,918)	(289,918)
Balances as of January 31, 2016	194,479,350	$193	$2,247,454	$799	$(1,112,289)	$1,136,157

See Notes to Consolidated Financial Statements

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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2016, for example, refer to the year ended January 31, 2016.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. The reclassifications, which include reclassifications related to the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-17, Balance Sheet Classification of Deferred Taxes (see Note 2 - Recently Adopted Accounting Pronouncements), were immaterial and had no effect on previously reported operating results.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the determination of the relative selling prices for our services, certain assumptions used in the valuation of equity awards and the fair value of assets acquired and liabilities assumed through business combinations. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.
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
Subscription Services Revenues
Subscription services revenues are generally recognized ratably over the contractual term of the arrangement beginning on the date that our service is made available to the customer, assuming all revenue recognition criteria have been met.
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
Subscription contracts have standalone value as we sell the subscriptions separately. All of our professional services have standalone value and can be accounted for separately from subscription services, given the availability of the professional services from other vendors, the nature of our professional services and ongoing sales of our applications to new customers without professional services.
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangement accounting guidance provides a hierarchy when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. If neither VSOE nor TPE exist for a deliverable, arrangements with multiple deliverables can be separated into discrete units of accounting based on our best estimate of selling price. The amount of arrangement fee allocated is limited by contingent revenues, if any.
We determine the best estimate of selling price for our deliverables based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors. We evaluate our best estimate of selling price by reviewing historical data related to sales of our deliverables, including comparing the percentages of our contract prices to our list prices. We also consider several other data points in our evaluation, including the size of our arrangements, the cloud applications sold, customer demographics and the numbers and types of users within our arrangements.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. Our cash equivalents generally consist of investments in U.S. agency obligations, U.S. treasury securities, commercial paper and money market funds. Cash and cash equivalents are stated at fair value.

Marketable Securities
Our marketable securities consist of U.S. agency obligations, U.S. treasury securities, U.S. corporate securities, and commercial paper. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, the collection history of each customer and other relevant factors to determine the appropriate amount of our allowance. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. For all periods presented, the allowance for doubtful accounts activity was not significant.
Deferred Commissions
Sales commissions earned by our sales force are considered to be direct sales commissions when they can be associated specifically with a non-cancelable subscription contract. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable subscription contract. The commission payments are paid in full after the customer has paid for its first year of service.
Amortization of deferred commissions is included in the Sales and marketing line in the accompanying consolidated statements of operations.
Derivative Financial Instruments and Hedging Activities
We use derivative financial instruments to manage foreign currency risks (see Note 9). We account for these instruments in accordance with ASC 815, Derivatives and Hedging (ASC 815), which requires that every derivative instrument be recorded on the consolidated balance sheets as either an asset or liability measured at its fair value as of the reporting date.
Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For foreign currency forward contracts not designated as hedging instruments, which we use to hedge a portion of our net outstanding monetary assets and liabilities, the gains or losses are recognized in earnings in the period of change. For a derivative instrument designated as a cash flow hedge, which we use to hedge certain customer contracts denominated in foreign currencies, the change in fair value on the effective portion is recorded to Accumulated other comprehensive income (loss) in our consolidated balance sheets each reporting period. The balance in Accumulated other comprehensive income (loss) is subsequently reclassified to the related revenue line item in the consolidated statements of operations in the same period that the underlying revenues are earned.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the related lease term. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.
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
Goodwill and Acquisition-Related Intangible Assets
Acquisition-related intangible assets with a finite life are typically amortized over useful lives of three to four years. Goodwill is tested for impairment at least annually, and more frequently upon the occurrence of certain events. We completed our annual impairment test in our fourth quarter, which did not result in any impairment of the goodwill balance.
Unearned Revenue
Unearned revenue primarily consists of customer billings in advance of revenues being recognized from our subscription contracts. We generally invoice our customers for our subscription contracts in annual installments. Our typical payment terms provide that customers pay a portion of the total arrangement fee within 30 days of the contract date. Unearned revenue that is anticipated to be recognized during the succeeding twelve-month period is recorded as current unearned revenue and the remaining portion is recorded as noncurrent.
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 (2018 Notes) with a principal amount of $350 million. Concurrently, we issued 1.50% convertible senior notes due July 15, 2020 (2020 Notes) with a principal amount of $250 million (together with the 2018 Notes, referred to as the Notes). In accounting for the Notes, we separated them into liability and equity components. The carrying amount of the liability components were calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity components representing the conversion options were determined by deducting the fair value of the liability component from the par value of the Notes as a whole. These differences represent debt discounts that are amortized to interest expense over the terms of the Notes. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount incurred to the liability and equity components. Issuance costs attributable to the liability components are being amortized to expense over the respective terms of the Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $31 million, $20 million and $9 million for fiscal 2016, 2015 and 2014, respectively.
Share-Based Compensation
All share-based compensation to employees is measured based on the grant-date fair value of the awards and recognized in our consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). We estimate the fair value of stock options granted and shares issued under our employee stock purchase plan using the Black-Scholes option-pricing model. For restricted stock awards and units and performance-based restricted stock units, fair value is based on the closing price of our common stock on the grant date. Compensation expense is generally recognized over the vesting period of the applicable award using the straight-line method.
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
Foreign Currency Exchange
The functional currency for certain of our foreign subsidiaries is the U.S. dollar, while others use local currencies. We translate the foreign functional currency financial statements to U.S dollars for those entities that do not have U.S. dollars as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded in Accumulated other comprehensive income (loss) as a component of stockholders' equity, and related periodic movements are summarized as a line item in our consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included in Other expense, net on the consolidated statements of operations for the period.
Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Our deposits exceed federally insured limits.
No single customer represented over 10% of accounts receivable in the consolidated financial statements as of January 31, 2016 or 2015. No single customer represented over 10% of total revenues for any of the periods in the consolidated financial statements.
In order to reduce the risk of down-time of our cloud applications, we have established data centers in various geographic regions. We have internal procedures to restore services in the event of disaster at one of our current data center facilities. We serve our customers and users from data center facilities operated by third parties, located in Ashburn, Virginia; Atlanta, Georgia; Portland, Oregon; Dublin, Ireland; and Amsterdam, the Netherlands. Even with these procedures for disaster recovery in place, our cloud applications could be significantly interrupted during the implementation of the procedures to restore services.
In addition, we rely on Amazon Web Services (AWS), which provides a distributed computing infrastructure platform for business operations, to operate certain aspects of our services, such as environments for development testing, training and sales demonstrations. Any disruption of or interference with our use of AWS would impact our operations.

Recently Adopted Accounting Pronouncements
As of January 31, 2016, we retrospectively adopted, for all comparative periods presented, ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In order to conform to the current financial statement presentation, $6 million and $9 million of unamortized debt issuance costs have been reclassified from Other assets to Convertible senior notes, net on the consolidated balance sheets as of January 31, 2016 and 2015, respectively. See Note 10 for additional information.
As of January 31, 2016, we retrospectively adopted, for all comparative periods presented, ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. Adoption of this ASU resulted in a reclassification of $1 million of current deferred tax assets from Prepaid expenses and other current assets to Other assets on the consolidated balance sheets as of both January 31, 2016 and 2015.
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU 2014-9 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
On January 5, 2016, the FASB issued ASU 2016-1 regarding ASC Topic 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires entities to carry all investments in equity securities at fair value through net income. The guidance is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
On February 25, 2016, FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. The guidance is effective for our fiscal year beginning February 1, 2019. Early adoption is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
Note 3.    Marketable Securities
At January 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,018,513	$127	$(405)	$1,018,235
U.S. treasury securities	338,736	70	(141)	338,665
U.S. corporate securities	135,065	36	(18)	135,083
Commercial paper	177,390	—	(1)	177,389
Money market funds	148,961	—	—	148,961
	$1,818,665	$233	$(565)	$1,818,333
Included in cash and cash equivalents	$148,961	$—	$—	$148,961
Included in marketable securities	$1,669,704	$233	$(565)	$1,669,372

At January 31, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,303,829	$422	$(16)	$1,304,235
U.S. treasury securities	180,559	91	(1)	180,649
U.S. corporate securities	99,618	27	(13)	99,632
Commercial paper	89,984	—	—	89,984
Money market funds	142,137	—	—	142,137
	$1,816,127	$540	$(30)	$1,816,637
Included in cash and cash equivalents	$257,120	$—	$—	$257,120
Included in marketable securities	$1,559,007	$540	$(30)	$1,559,517
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of January 31, 2016. No marketable securities held as of January 31, 2016 have been in a continuous unrealized loss position for more than 12 months. During fiscal 2016, we sold $103 million of our available-for-sale securities and the realized gain from the sale is immaterial.
Note 4.    Deferred Costs
Deferred costs consisted of the following (in thousands):

	January 31,
	2016	2015
Current:
Deferred professional service costs	$895	$3,606
Deferred sales commissions	20,922	16,865
Total	$21,817	$20,471
Noncurrent:
Deferred professional service costs	$360	$1,254
Deferred sales commissions	29,714	19,744
Total	$30,074	$20,998
Note 5.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2016	2015
Computers, equipment and software	$230,705	$139,569
Computers, equipment and software acquired under capital leases	24,400	34,112
Furniture and fixtures	18,894	13,082
Leasehold improvements	90,562	47,496
	364,561	234,259
Less accumulated depreciation and amortization	(150,403)	(94,123)
Property and equipment, net	$214,158	$140,136
Depreciation expense was $71 million, $46 million and $29 million for fiscal 2016, 2015 and 2014, respectively. These amounts include depreciation of assets recorded under capital leases of $3 million, $9 million and $12 million for fiscal 2016, 2015 and 2014, respectively.
Note 6. Business Combinations
In fiscal 2016 we acquired two businesses in order to expand our product and service offerings. We have included the financial results of the acquired businesses in our consolidated financial statements from the respective acquisition dates. The consideration paid for these acquisitions was $31 million, net of cash acquired.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed for all business combinations during the year ended January 31, 2016 (in thousands):

Cash	$2,143
Developed technology	17,660
Deferred revenue	(214)
Net deferred tax liability	(3,796)
Net liabilities assumed	(1,195)
Net assets acquired	14,598
Goodwill	18,981
Total purchase consideration	$33,579
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
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
Note 7.    Goodwill and Acquisition-related Intangible Assets, Net
Goodwill and acquisition-related intangible assets, net consisted of the following (in thousands):

	January 31,
	2016	2015
Acquired developed technology	$20,461	$4,200
Customer relationship assets	338	338
	20,799	4,538
Less accumulated amortization	(5,308)	(2,071)
Acquisition-related intangible assets, net	15,491	2,467
Goodwill	50,325	32,312
Goodwill and acquisition-related intangible assets, net	$65,816	$34,779
Developed technology from acquisitions is typically amortized over a useful life of three to four years. Amortization expense related to acquired developed technology was $3 million and $1 million for fiscal 2016 and 2015, respectively. There was no amortization expense in fiscal 2014.
As of January 31, 2016, our future estimated amortization expense related to the acquired developed technology is as follows (in thousands):

Fiscal Period:
2017	$5,326
2018	4,193
2019	3,811
2020	2,161
Total	$15,491

Note 8.    Other Assets
Other assets consisted of the following (in thousands):

	January 31,
	2016	2015
Cost method investment	$28,742	$12,910
Acquired land leasehold interest, net	9,781	9,886
Technology patents, net	3,020	3,942
Other	16,195	19,052
Total	$57,738	$45,790
We invested $17 million and $10 million in private companies in fiscal 2016 and fiscal 2015, respectively. The investments are recorded at cost as we do not have significant influence over the company's operational or financial policies. The investments are tested for impairment at least annually, and more frequently upon the occurrence of certain events. We completed our annual impairment test in our fourth quarter, which did not result in any impairment of the cost method balance.
As of January 31, 2016, our future estimated amortization expense related to the acquired land leasehold interest and technology patents are as follows (in thousands):

Fiscal Period:
2017	$1,027
2018	889
2019	520
2020	463
2021	301
Thereafter	9,601
Total	$12,801
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

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of January 31, 2016
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,018,235	1,018,235
U.S. treasury securities	338,665	—	338,665
U.S. corporate securities	—	135,083	135,083
Commercial paper	—	177,389	177,389
Money market funds	148,961	—	148,961
	$487,626	$1,330,707	$1,818,333
Included in cash and cash equivalents			$148,961
Included in marketable securities			$1,669,372

	Fair Value Measurements as of January 31, 2015
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,304,235	$1,304,235
U.S. treasury securities	180,649	—	180,649
U.S. corporate securities	—	99,632	99,632
Commercial paper	—	89,984	89,984
Money market funds	142,137	—	142,137
	$322,786	$1,493,851	$1,816,637
Included in cash and cash equivalents			$257,120
Included in marketable securities			$1,559,517
Financial Liabilities
The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	January 31, 2016		January 31, 2015
	Net Carrying Amount before unamortized debt issuance costs	Estimated Fair Value	Net Carrying Amount before unamortized debt issuance costs	Estimated Fair Value
0.75% Convertible senior notes	$310,013	$362,250	$295,276	$407,750
1.50% Convertible senior notes	203,923	264,063	195,225	299,063
The difference between the principal amount of the notes, $350 million for the 0.75% convertible senior notes and $250 million for the 1.50% convertible senior notes, and the net carrying amount before unamortized debt issuance costs represents the unamortized debt discount (see Note 10). The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on January 31, 2016 and January 31, 2015.
Based on the closing price of our common stock of $63.01 on January 31, 2016, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were less than their respective principal amounts.
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

Cash Flow Hedges
We are exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. We initiated a hedging program in fiscal 2016 by entering into foreign currency forward contracts related to certain customer contracts. We designate these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. The effective portion of the gains or losses resulting from changes in the fair value of these hedges is recorded in Accumulated other comprehensive income (loss) on the consolidated balance sheets and will be subsequently reclassified to the related revenue line item in the consolidated statements of operations in the same period that the underlying revenues are earned. The changes in value of these contracts resulting from changes in forward points on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded as incurred in Other expense, net in the consolidated statements of operations.
As of January 31, 2016, we had 65 outstanding foreign currency forward contracts designed as cash flow hedges with a total notional value of $133 million which had maturities not greater than 15 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During fiscal 2016, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts not Designated as Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are recorded in Other expense, net in our consolidated statements of operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities.
As of January 31, 2016 and 2015, we had 21 and 7 outstanding forward contracts with total notional values of $22 million and $10 million, respectively. All contracts have maturities not greater than 15 months.
The fair values of outstanding derivative instruments were as follows (in thousands):

		January 31,
	Consolidated Balance Sheets Location	2016	2015
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$4,695	$—
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	605	371
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$98	$—
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	56	5
Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

		January 31,
	Consolidated Statements of Operations Location	2016	2015	2014
Gains (losses) recognized in OCI (effective portion) (1)	Accumulated other comprehensive income (loss)	$4,939	$—	$—
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	3	—	—
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other expense, net	148	—	—

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of January 31, 2016, $0.5 million is expected to be reclassified out of Accumulated other comprehensive income (loss) within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

		January 31,
Derivative Type	Consolidated Statements of Operations Location	2016	2015	2014
Foreign currency forward contracts not designated as hedges	Other expense, net	$876	$441	$—
We are subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which we are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is our policy to present the derivatives gross in the consolidated balance sheets. Our foreign currency forward contracts are not subject to any credit contingent features or collateral requirements and we do not believe we are subject to significant counterparty concentration risk given the short-term nature, volume, and size of the derivative contracts outstanding.
As of January 31, 2016, information related to these offsetting arrangements was as follows (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Assets Exposed
Derivative Assets
Counterparty A	$212	$—	$212	$(82)	$—	$130
Counterparty B	760	—	760	—	—	760
Counterparty C	4,328	—	4,328	(72)	—	4,256
Total	$5,300	$—	$5,300	$(154)	$—	$5,146

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Liabilities Exposed
Derivative Liabilities
Counterparty A	$82	$—	$82	$(82)	$—	$—
Counterparty B	—	—	—	—	—	—
Counterparty C	72	—	72	(72)	—	—
Total	$154	$—	$154	$(154)	$—	$—
Note 10.    Convertible Senior Notes, Net
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
We allocated the total issuance costs incurred to the 2018 Notes and 2020 Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the 2018 and 2020 Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in Additional paid in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $1 million for both fiscal 2016 and 2015. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $1 million for both fiscal 2016 and 2015.

The Notes, net consisted of the following (in thousands):

	January 31, 2016		January 31, 2015
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount(1)	(39,987)	(46,077)	(54,724)	(54,775)
Net carrying amount before unamortized debt issuance costs	310,013	203,923	295,276	195,225
Unamortized debt issuance costs(1)(2)	(3,458)	(3,002)	(4,866)	(3,677)
Net carrying amount	$306,555	$200,921	$290,410	$191,548
Carrying amount of the equity component(3)	$74,892	$66,007	$74,892	$66,007

(1)
Included in the consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the Notes on the straight-line basis as it approximates the effective interest rate method.

(2)
We adopted ASU 2015-03 on January 31, 2016 and have applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the fiscal 2016 presentation. See Note 2 for additional information.

(3)	Included in the consolidated balance sheets within Additional paid-in capital, net of $2 million and $2 million for the 2018 Notes and 2020 Notes, respectively, in equity issuance costs.
As of January 31, 2016, the remaining life of the 2018 Notes and 2020 Notes is approximately 29 months and 53 months, respectively.
The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2018 Notes and 2020 Notes (in thousands):

	Year Ended January 31,
	2016		2015
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$2,625	$3,750	$2,625	$3,750
Interest cost related to amortization of debt issuance costs	1,408	675	1,408	674
Interest cost related to amortization of the debt discount	14,737	8,698	13,916	8,172
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

Note 11.    Commitments and Contingencies
Facility-related Commitments
We have entered into operating lease agreements for certain of our offices and data centers in the U.S. and other countries with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, Mr. Duffield, who is also a significant stockholder (see Note 17). The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage, as well as data center power capacity for certain data centers. We recognize these expenses on a straight-line basis over the period in which we benefit from the lease and we have accrued for rent expense incurred but not paid. Total rent expense was $46 million, $30 million and $18 million fiscal 2016, 2015 and 2014, respectively.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of vacant land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease.
As of January 31, 2016, the future minimum payments by year for our non-cancelable leases are as follows (in thousands):

	Operating Leases	Operating Leases with Related Party
2017	$44,370	$7,540
2018	31,075	8,882
2019	25,362	9,069
2020	20,566	9,256
2021	16,611	9,443
Thereafter	39,181	33,125
	$177,165	$77,315
Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, as of January 31, 2016, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 12.    Common Stock and Stockholders’ Equity
Common Stock
In connection with our initial public offering in October 2012 (IPO), we amended our certificate of incorporation to provide for Class A common stock, Class B common stock and preferred stock. Upon the closing of the IPO, all shares of our then-outstanding redeemable convertible preferred stock and convertible preferred stock automatically converted into an aggregate of 98 million shares of Class B common stock and an aggregate of 42 million shares of our then-outstanding common stock converted into an equal number of Class B common stock.
In January 2014, we completed our follow-on offering, in which we issued 7 million shares of our Class A common stock at a public offering price of $89.00 per share. We received net proceeds of $592 million after deducting underwriting discounts and commissions of $21 million and other offering expenses of $1 million.
As of January 31, 2016, there were 116 million shares of Class A common stock and 79 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class A and Class B shares will convert to a single class of common stock upon the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, and (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock.

Employee Equity Plans
Our board of directors adopted the 2012 Equity Incentive Plan (EIP) in August 2012 which became effective on October 10, 2012 and serves as the successor to our 2005 Stock Plan (together with the EIP, the Stock Plans). Pursuant to the terms of the EIP, the share reserve increased by 9 million on both March 25, 2015 and March 31, 2014. As of January 31, 2016, we had approximately 54 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 16 and December 16 and exercisable on or about the succeeding December 15 and June 15, respectively, of each year. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares on March 25, 2015. As of January 31, 2016, 5 million shares of Class A common stock were available for issuance under the ESPP. For fiscal 2016, 0.5 million shares of Class A common shares were purchased under the ESPP at a weighted-average price of $67.16 per share, resulting in cash proceeds of $34 million.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. We have also issued nonstatutory options outside of the Stock Plans. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during fiscal 2016 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2015	16,663,557	$4.06	$1,256
Stock option grants	—	—
Stock options exercised	(3,595,411)	3.21
Stock options canceled	(205,170)	10.19
Balance as of January 31, 2016	12,862,976	$4.21	$756
Vested and expected to vest as of January 31, 2016	12,779,675	$4.18	$752
Exercisable as of January 31, 2016	11,532,044	$3.65	$685
The total grant-date fair value of stock options vested during fiscal 2016, 2015 and 2014 was $17 million, $20 million and $27 million, respectively. The total intrinsic value of the options exercised during fiscal 2016, 2015 and 2014 was $279 million, $311 million and $566 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of vested and expected to vest options as of January 31, 2016 is approximately 5.2 years.
As of January 31, 2016, there was a total of $17 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.3 years.
The options that are exercisable as of January 31, 2016 have a weighted-average remaining contractual life of approximately 5.0 years. The weighted-average remaining contractual life of outstanding options at January 31, 2016 is approximately 5.2 years.
Common Stock Subject to Repurchase
The Stock Plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of January 31, 2016 and 2015, we had $3 million and $4 million respectively, recorded in liabilities related to early exercises of stock options.

Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units ("RSUs") to employees. RSUs generally vest over four years. A summary of information related to RSU activity during fiscal 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2015	6,409,132	$76.93
RSUs granted	5,307,070	85.29
RSUs vested	(1,959,862)	77.21
RSUs forfeited	(545,258)	80.44
Balance as of January 31, 2016	9,211,082	$81.48
The weighted average grant-date fair value of RSUs granted during fiscal 2016, 2015 and 2014 was $85.29, $81.65 and $71.35, respectively. The total fair value of RSUs vested as of the vesting dates during fiscal 2016, 2015 and 2014 was $162 million, $90 million and $4 million, respectively.
As of January 31, 2016, there was a total of $611 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.8 years.
Restricted Stock Awards
The Stock Plans provide for the issuance of restricted stock awards to employees. Restricted stock awards generally vest over five years. Under the EIP, 0.5 million restricted awards of Class B common stock are outstanding with weighted average grant date fair value of $12.98, all of which are subject to forfeiture as of January 31, 2016. During fiscal 2016, 0.3 million shares of restricted stock awards vested with weighted average grant date fair value of $12.73.
As of January 31, 2016, there was a total of $6 million in unrecognized compensation cost related to restricted stock awards, which are expected to be recognized over a weighted-average period of approximately 1.8 years.
Performance-based Restricted Stock Units
We granted less than 0.1 million shares of performance-based restricted stock units (PRSUs) during the year ended January 31, 2016, with a weighted average grant date fair value per share of $76.45. The PRSU awards, which were granted to all employees other than executive management, included performance conditions related to company-wide goals and service conditions. These performance conditions were met and the PRSUs vested on March 15, 2016.
As of January 31, 2016, there was a total of $2 million in unrecognized compensation cost related to all PRSUs, which is expected to be recognized over a weighted-average period of approximately 2 months.
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
Volatility
We determine the price volatility factor based on the historical volatility of our common stock and our peer group's common stock.
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
The assumptions used for the periods presented were as follows:

	Year Ended January 31,
Stock Options	2016	2015	2014
Expected volatility	n/a	n/a	54.8% – 55.8%
Expected term (in years)	n/a	n/a	6.11
Risk-free interest rate	n/a	n/a	0.9% - 1.8%
Dividend yield	n/a	n/a	—%
	Year Ended January 31,
ESPP	2016	2015	2014
Expected volatility	32.0% – 34.2%	32.8% – 37.7%	27.7% – 30.4%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.26% – 0.51%	0.01% - 0.1%	0.1%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$67.23 – 71.81	$64.12 – 72.26	$52.88 – 68.43

Note 13.    Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Year Ended January 31,
	2016	2015	2014
Interest income	$4,855	$2,960	$1,992
Interest expense(1)	(31,932)	(31,060)	(19,618)
Gain from sale of cost method investment	3,220	—	—
Other income (expense)	(385)	(2,170)	77
Other expense, net	$(24,242)	$(30,270)	$(17,549)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes and non-cash interest related to amortization of the debt discount and debt issuance costs (see Note 10).

Note 14.    Income Taxes
The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014
Domestic	$(131,377)	$(93,619)	$(49,652)
Foreign	(157,524)	(152,353)	(121,179)
Total	$(288,901)	$(245,972)	$(170,831)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2016	2015	2014
Current:
Federal	$(2,012)	$90	$60
State	489	106	178
Foreign	2,869	2,128	1,440
Total	$1,346	$2,324	$1,678

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(329)	(314)	—
Total	(329)	(314)	—
Provision for income taxes	$1,017	$2,010	$1,678
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following:

	Year Ended January 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign income at other than U.S. rates	(19.8)%	(22.5)%	(25.4)%
Intercompany transactions	—%	(0.2)%	(36.8)%
Research tax credits	4.9%	6.9%	12.7%
State taxes	(0.2)%	(0.1)%	(0.1)%
Changes in valuation allowance	(15.8)%	(15.2)%	18.1%
Stock compensation	(5.1)%	(4.0)%	(3.9)%
Other	0.6%	(0.7)%	(0.6)%
	(0.4)%	(0.8)%	(1.0)%
As a result of our history of net operating losses, the current federal and current state provision for (benefit from) income taxes relates to accruals, expiration of statute of limitations and adjustments to the interest and penalties for uncertain tax positions, U.S. federal tax expense on taxable income before excess tax benefits and state minimum and capital based income taxes. During the fiscal year ended January 31, 2016, we had recorded a $3 million tax benefit from the release of an acquired uncertain tax position, including interest and penalties, due to the lapse of the statute of limitations.
We had unrecorded excess stock option tax benefits of $364 million as of January 31, 2016. These amounts will be credited to additional paid-in capital when the tax deduction is realized on the income tax returns.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2016	2015
Deferred tax assets:
Unearned revenue	$35,884	$29,093
Other reserves and accruals	29,919	16,337
Federal net operating loss carryforwards	59,497	82,434
State and foreign net operating loss carryforwards	21,357	23,047
Property and equipment	19,518	18,864
Share-based compensation	61,930	34,009
Research and development credits	51,340	38,738
Other	7,725	4,767
	287,170	247,289
Valuation allowance	(222,760)	(177,211)
Deferred tax assets, net of valuation allowance	64,410	70,078
Deferred tax liabilities:
Intercompany transactions	(62,951)	(61,389)
Other prepaid assets	(898)	(7,255)
Other	—	(783)
	(63,849)	(69,427)
Net deferred tax assets	$561	$651
We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred tax assets will be realized. In evaluating the need for a valuation allowance, we consider the cumulative losses in recent years as a significant piece of negative evidence that is generally difficult to overcome.
As of January 31, 2016, we recorded a valuation allowance of $223 million for the portion of the deferred tax asset that we do not expect to be realized. The valuation allowance on our net deferred tax assets increased by $46 million and $47 million for fiscal 2016 and 2015, respectively. We will continue to reassess the future realization of the deferred tax asset and adjust the valuation allowance accordingly.
As of January 31, 2016, we had approximately $1.2 billion of federal, $756 million of state and $77 million of foreign net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards expire in varying amounts between the years 2017 and 2036. The foreign net operating losses do not expire and may be carried forward indefinitely. The net operating losses include amounts relating to the excess tax benefit from stock option exercises, which will be recorded as a credit to additional paid-in capital when realized.
On December 18th, 2015 President Obama signed into law the Protecting Americans from Tax Hikes Act, 2016 (the PATH Act) that retroactively reinstated certain tax benefits and credits that had expired. One of the provisions of the PATH Act was to permanently reinstate the R&D tax credit. The enacted law did not impact our tax provision as the retroactive benefit of the research tax credit was fully offset by an increase in valuation allowance. We also had approximately $46 million of federal and $45 million of California research and development tax credit carryforwards as of January 31, 2016. The federal credits expire in varying amounts between the years 2026 and 2036. The California research credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state tax law.
We intend to permanently reinvest any future earnings from our foreign operations outside of the U.S. unless such earnings are subject to U.S. federal income taxes. Upon any repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes adjusted for foreign tax credits and applicable foreign withholding taxes. As of January 31, 2016, our foreign operations have accumulative deficits; therefore, we have not provided a deferred tax liability. Additionally, we currently estimate any such hypothetical foreign withholding tax expense to be immaterial to our financial statements.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014
Unrecognized tax benefits at the beginning of the period	$88,663	$77,090	$15,577
Additions for tax positions taken in prior years	2,818	3,946	1,928
Reductions for tax positions taken in prior years	(881)	(49)	(10,982)
Additions for tax positions related to the current year	9,144	7,676	70,567
Reductions related to a lapse of applicable statute of limitations	(1,284)	—	—
Unrecognized tax benefits at the end of the period	$98,460	$88,663	$77,090
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. We had accrued interest expense of $0.1 million, $1 million and $1 million and accrued penalties of $0.1 million, $1 million and $1 million as of January 31, 2016, 2015 and 2014, respectively.
Of the total amount of unrecognized tax benefits of $98 million, $1 million, if recognized, would impact the effective tax rate, as of January 31, 2016. We believe that it is reasonably possible that the unrecognized tax benefits would decrease by approximately $0.1 million within the next 12 months as a result of the expiration of statute of limitations.
During the fiscal year ended January 31, 2016, we released a reserve in the amount of $1 million and corresponding interest and penalties in the amount of $2 million related to an acquired tax position due to the lapse of statute of limitations.
We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state and foreign tax authorities.
On December 1, 2015, the United States Tax Court issued its final decision with respect to Altera Corporation’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal years 2004 through 2007. In its final decision, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. Subsequent to the decision, the IRS filed its appeal on February 23, 2016. Although the IRS has appealed the decision, based on the facts and circumstances of the Tax Court Case, we believe that it is more likely than not that the decision will be upheld. Therefore, we have recorded the effects of the decision and determined that there was no material impact to our effective tax rate and income tax expense due to our current full valuation allowance position. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Year Ended January 31,
	2016		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss attributable to Class A and Class B common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(168,832)	$(121,086)	$(133,736)	$(114,246)	$(64,985)	$(107,524)
Denominator:
Weighted-average common shares outstanding	110,655	79,361	99,070	84,632	64,528	106,769
Basic and diluted net loss per share	$(1.53)	$(1.53)	$(1.35)	$(1.35)	$(1.01)	$(1.01)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014
Outstanding common stock options	12,863	16,664	20,706
Shares subject to repurchase	621	1,164	1,709
Unvested restricted stock awards, units, and PRSUs	9,851	7,283	4,999
Shares related to the convertible senior notes	7,261	7,261	7,261
Shares subject to warrants related to the issuance of convertible senior notes	7,261	7,261	7,261
Shares issuable pursuant to the ESPP	345	246	182
	38,202	39,879	42,118
Note 16.    Geographic Information
Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2016	2015	2014
United States	$974,217	$657,085	$394,564
International	188,129	130,775	74,374
Total	$1,162,346	$787,860	$468,938
Note 17.    Related-Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The average term of the agreements is 10 years and the total rent due under the agreements is $6 million for the fiscal year ended January 31, 2016, and $88 million in total. Rent expense under these agreements for fiscal 2016, 2015 and 2014 was $6 million, $4 million and $1 million, respectively.
Note 18.    401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. To date, we have not made any matching contributions to this plan.

Note 19.    Selected Quarterly Financial Data (unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2016 and 2015 (in thousands except per share data):

	Quarter ended
	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015	October 31, 2014	July 31, 2014	April 30, 2014
Consolidated Statements of Operations Data:
Total revenues	$323,427	$305,266	$282,696	$250,957	$226,273	$215,070	$186,780	$159,737
Operating loss	(73,441)	(70,174)	(67,640)	(53,404)	(50,384)	(51,466)	(61,769)	(52,083)
Net loss	(81,128)	(77,811)	(69,421)	(61,558)	(59,466)	(59,912)	(69,215)	(59,389)
Net loss per share, basic and diluted	(0.42)	(0.41)	(0.37)	(0.33)	(0.32)	(0.33)	(0.38)	(0.32)

Note 20. Subsequent Event
On January 22, 2016, we entered into an agreement with the Vons Companies, Inc. to purchase real property. The real property is located in Pleasanton, California and includes land together with an office building of approximately 58,000 square feet. The purchase price was $15 million and was paid for with available cash on March 17, 2016.
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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

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
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, our principal financial officer, and all other executive officers. The Code of Conduct is available on our Web site at http://www.workday.com/Documents/pdf/investor/ir-code-of-conduct-2014-05-13.pdf. A copy may also be obtained without charge by contacting Investor Relations, Workday, Inc., 6230 Stoneridge Mall Road, Pleasanton, California 94588 or by calling (925) 951-9000.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	December 7, 2012	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	June 5, 2015	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	2018 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.1
4.4	2020 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.2
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2005 Stock Plan, as amended and form of stock option and stock option exercise agreement	10-Q	001-35680	June 5, 2013	10.12
10.3†	2012 Equity Incentive Plan	S-8	333-187665	April 1, 2013	4.4
10.4†	2012 Equity Incentive Plan form of agreements	S-1	333-183640	August 30, 2012	10.3
10.5†	2012 Employee Stock Purchase Plan	S-1	333-183640	August 30, 2012	10.4
10.6†	Offer Letter between Michael A. Stankey and the Registrant, dated September 4, 2009	S-1	333-183640	August 30, 2012	10.5
10.7†	Offer Letter between James P. Shaughnessy and the Registrant, dated July 7, 2011	S-1	333-183640	August 30, 2012	10.6
10.8†	Offer Letter between Mark S. Peek and the Registrant, dated April 9, 2012, as amended May 22, 2012	S-1	333-183640	August 30, 2012	10.7
10.9†	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006	10-K	001-365680	March 31, 2014	10.9
10.10†	Offer Letter between Phil Wilmington and the Registrant dated February 15, 2015	10-K				X
10.11	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8
10.12	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-365680	March 31, 2014	10.11
10.13	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
10.14	Form of Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 17, 2013	99.1
10.15	Form of Warrant Confirmation (2018)	8-K	001-35680	June 17, 2013	99.2
10.16	Form of Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 17, 2013	99.3
10.17	Form of Warrant Confirmation (2020)	8-K	001-35680	June 17, 2013	99.4
10.18	Form of Additional Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 24, 2013	99.1
10.19	Form of Additional Warrant Confirmation (2018)	8-K	001-35680	June 24, 2013	99.2
10.20	Form of Additional Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 24, 2013	99.3
10.21	Form of Additional Warrant Confirmation (2020)	8-K	001-35680	June 24, 2013	99.4
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see page 73 to this Report)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 22nd day of March, 2016.

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

Signature	Title	Date

/s/ Aneel Bhusri	Chief Executive Officer	March 22, 2016
Aneel Bhusri	(Principal Executive Officer)

/s/ Mark S. Peek	Co-President and Chief Financial Officer	March 22, 2016
Mark S. Peek	(Principal Financial and Accounting Officer)

/s/ A. George Battle	Director	March 22, 2016
A. George Battle

/s/ Christa Davies	Director	March 22, 2016
Christa Davies

/s/ David A. Duffield	Director	March 22, 2016
David A. Duffield

/s/ Michael M. McNamara	Director	March 22, 2016
Michael M. McNamara

/s/ Michael A. Stankey	Director	March 22, 2016
Michael A. Stankey

/s/ George J. Still, Jr.	Director	March 22, 2016
George J. Still, Jr.

/s/ Jerry Yang	Director	March 22, 2016
Jerry Yang

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	December 7, 2012	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	June 5, 2015	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	2018 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.1
4.4	2020 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.2
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2005 Stock Plan, as amended and form of stock option and stock option exercise agreement	10-Q	001-35680	June 5, 2013	10.12
10.3†	2012 Equity Incentive Plan	S-8	333-187665	April 1, 2013	4.4
10.4†	2012 Equity Incentive Plan form of agreements	S-1	333-183640	August 30, 2012	10.3
10.5†	2012 Employee Stock Purchase Plan	S-1	333-183640	August 30, 2012	10.4
10.6†	Offer Letter between Michael A. Stankey and the Registrant, dated September 4, 2009	S-1	333-183640	August 30, 2012	10.5
10.7†	Offer Letter between James P. Shaughnessy and the Registrant, dated July 7, 2011	S-1	333-183640	August 30, 2012	10.6
10.8†	Offer Letter between Mark S. Peek and the Registrant, dated April 9, 2012, as amended May 22, 2012	S-1	333-183640	August 30, 2012	10.7
10.9†	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006	10-K	001-365680	March 31, 2014	10.9
10.10†	Offer Letter between Phil Wilmington and the Registrant dated February 15, 2015	10-K				X
10.11	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8
10.12	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-365680	March 31, 2014	10.11
10.13	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.14	Form of Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 17, 2013	99.1
10.15	Form of Warrant Confirmation (2018)	8-K	001-35680	June 17, 2013	99.2

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
10.16	Form of Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 17, 2013	99.3
10.17	Form of Warrant Confirmation (2020)	8-K	001-35680	June 17, 2013	99.4
10.18	Form of Additional Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 24, 2013	99.1
10.19	Form of Additional Warrant Confirmation (2018)	8-K	001-35680	June 24, 2013	99.2
10.20	Form of Additional Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 24, 2013	99.3
10.21	Form of Additional Warrant Confirmation (2020)	8-K	001-35680	June 24, 2013	99.4
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see page 73 to this Report)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.

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