Form 10-Q
period 2016-04-30
Workday, Inc.
filed 2016-06-01
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2016, there were approximately 197 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$404,604	$300,087
Marketable securities	1,675,486	1,669,372
Accounts receivable, net	193,100	293,407
Deferred costs	21,534	21,817
Prepaid expenses and other current assets	77,407	77,625
Total current assets	2,372,131	2,362,308
Property and equipment, net	254,697	214,158
Deferred costs, noncurrent	29,272	30,074
Goodwill and acquisition-related intangible assets, net	64,887	65,816
Other assets	55,166	57,738
Total assets	$2,776,153	$2,730,094
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,975	$19,605
Accrued expenses and other current liabilities	66,372	43,122
Accrued compensation	86,819	91,211
Unearned revenue	798,086	768,741
Total current liabilities	970,252	922,679
Convertible senior notes, net	514,075	507,476
Unearned revenue, noncurrent	127,970	130,988
Other liabilities	35,700	32,794
Total liabilities	1,647,997	1,593,937
Stockholders’ equity:
Common stock	195	193
Additional paid-in capital	2,329,904	2,247,454
Accumulated other comprehensive income (loss)	(9,032)	799
Accumulated deficit	(1,192,911)	(1,112,289)
Total stockholders’ equity	1,128,156	1,136,157
Total liabilities and stockholders’ equity	$2,776,153	$2,730,094
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2016	2015
Revenues:
Subscription services	$280,003	$200,993
Professional services	65,427	49,964
Total revenues	345,430	250,957
Costs and expenses(1):
Costs of subscription services	49,200	31,782
Costs of professional services	59,427	46,132
Product development	141,778	99,335
Sales and marketing	127,491	94,895
General and administrative	41,183	32,217
Total costs and expenses	419,079	304,361
Operating loss	(73,649)	(53,404)
Other expense, net	(5,838)	(7,236)
Loss before provision for income taxes	(79,487)	(60,640)
Provision for income taxes	1,135	918
Net loss	$(80,622)	$(61,558)
Net loss per share, basic and diluted	$(0.41)	$(0.33)
Weighted-average shares used to compute net loss per share, basic and diluted	194,529	187,390

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$4,397	$2,048
Costs of professional services	5,293	3,454
Product development	32,968	20,811
Sales and marketing	19,002	8,365
General and administrative	16,575	12,596
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2016	2015
Net loss	$(80,622)	$(61,558)
Other comprehensive loss, net of tax:
Net change in foreign currency translation adjustment	681	27
Net change in unrealized gains (losses) on available-for-sale investments	552	(145)
Net change in market value of effective foreign currency forward exchange contracts	(11,064)	(22)
Other comprehensive loss, net of tax	(9,831)	(140)
Comprehensive loss	$(90,453)	$(61,698)
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2016	2015
Cash flows from operating activities
Net loss	$(80,622)	$(61,558)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,124	18,569
Share-based compensation expenses	78,235	47,274
Amortization of deferred costs	5,873	4,625
Amortization of debt discount and issuance costs	6,599	6,250
Other	(318)	737
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	101,047	59,717
Deferred costs	(4,788)	(3,501)
Prepaid expenses and other assets	(776)	(7,670)
Accounts payable	(1,722)	2,752
Accrued expense and other liabilities	5,545	4,325
Unearned revenue	26,269	20,679
Net cash provided by (used in) operating activities	161,466	92,199
Cash flows from investing activities
Purchases of marketable securities	(633,956)	(385,575)
Maturities of marketable securities	625,588	281,407
Sales of available-for-sale securities	200	10,000
Owned real estate investments	(18,986)	—
Capital expenditures, excluding owned real estate investments	(34,478)	(28,320)
Purchases of cost method investments	(100)	—
Other	388	—
Net cash provided by (used in) investing activities	(61,344)	(122,488)
Cash flows from financing activities
Proceeds from issuance of common stock from employee equity plans	3,381	3,564
Principal payments on capital lease obligations	—	(1,448)
Other	376	417
Net cash provided by (used in) financing activities	3,757	2,533
Effect of exchange rate changes	638	48
Net increase (decrease) in cash and cash equivalents	104,517	(27,708)
Cash and cash equivalents at the beginning of period	300,087	298,192
Cash and cash equivalents at the end of period	$404,604	$270,484
Supplemental cash flow data
Cash paid for interest	$4	$33
Cash paid for taxes	581	616
Non-cash investing and financing activities:
Vesting of early exercise stock options	$460	$472
Property and equipment, accrued but not paid	21,507	9,298
Non-cash additions to property and equipment	521	1,860
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended April 30, 2016 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2016, filed on March 22, 2016. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation and to correct prior period errors. The reclassifications were immaterial and had no effect on previously reported operating results or financial position.
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
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

On January 5, 2016, the FASB issued ASU 2016-01 regarding ASC Topic 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires entities to carry all investments in equity securities at fair value through net income. The guidance is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. The guidance is effective for our fiscal year beginning February 1, 2019. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and classification in the statement of cash flows. The guidance is effective for our fiscal year beginning February 1, 2017. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
Note 2. Marketable Securities
At April 30, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,035,525	$456	$(81)	$1,035,900
U.S. treasury securities	301,469	198	(28)	301,639
U.S. corporate securities	91,889	33	(19)	91,903
Commercial paper	246,044	—	—	246,044
Money market funds	225,222	—	—	225,222
	$1,900,149	$687	$(128)	$1,900,708
Included in cash and cash equivalents	$225,222	$—	$—	$225,222
Included in marketable securities	$1,674,927	$687	$(128)	$1,675,486
At January 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,018,513	$127	$(405)	$1,018,235
U.S. treasury securities	338,736	70	(141)	338,665
U.S. corporate securities	135,065	36	(18)	135,083
Commercial paper	177,390	—	(1)	177,389
Money market funds	148,961	—	—	148,961
	$1,818,665	$233	$(565)	$1,818,333
Included in cash and cash equivalents	$148,961	$—	$—	$148,961
Included in marketable securities	$1,669,704	$233	$(565)	$1,669,372
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of April 30, 2016. No marketable securities held as of April 30, 2016 have been in a continuous unrealized loss position for more than 12 months. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond 12 months as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remainder of the securities is reflected in cash and cash equivalents. During the three months ended April 30, 2016, we sold $0.2 million of our marketable securities and the realized gains from the sales are immaterial.

Note 3. Deferred Costs
Deferred costs consisted of the following (in thousands):

	April 30, 2016	January 31, 2016
Current:
Deferred professional service costs	$882	$895
Deferred sales commissions	20,652	20,922
Total	$21,534	$21,817
Noncurrent:
Deferred professional service costs	$146	$360
Deferred sales commissions	29,126	29,714
Total	$29,272	$30,074
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2016	January 31, 2016
Land	$3,504	$—
Buildings	22,061	4,280
Computers, equipment and software	255,037	230,705
Computers, equipment and software acquired under capital leases	22,344	24,400
Furniture and fixtures	20,907	18,894
Leasehold improvements	99,937	86,282
	423,790	364,561
Less accumulated depreciation and amortization	(169,093)	(150,403)
Property and equipment, net	$254,697	$214,158
During the first quarter of fiscal 2017 we purchased real property located in Pleasanton, California, which includes land together with an office building of approximately 58,000 square feet, at a cost of $15 million. Additionally, we started construction of our new customer briefing and development center ("development center") in Pleasanton, California, consisting of approximately 410,000 square feet of office space.
Depreciation expense totaled $22 million and $16 million for the three months ended April 30, 2016 and 2015, respectively.
Note 5. Goodwill and Acquisition-related Intangible Assets, Net
Developed technology from acquisitions is typically amortized over a useful life of three to four years. The future estimated amortization related to the acquired developed technology is $4 million for both fiscal 2017 and 2018. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the last three months of the fiscal year.
Goodwill and acquisition-related intangible assets, net consisted of the following (in thousands):

	April 30, 2016	January 31, 2016
Acquired developed technology	$20,461	$20,461
Customer relationship assets	338	338
	20,799	20,799
Less accumulated amortization	(6,639)	(5,308)
Acquisition-related intangible assets, net	14,160	15,491
Goodwill	50,727	50,325
Goodwill and acquisition-related intangible assets, net	$64,887	$65,816

Note 6. Other Assets
Other assets consisted of the following (in thousands):

	April 30, 2016	January 31, 2016
Cost method investments	$28,842	$28,742
Acquired land leasehold interest, net	9,754	9,781
Technology patents, net	2,789	3,020
Other	13,781	16,195
Total	$55,166	$57,738
Amortization expense related to the acquired land leasehold interest and technology patents was $0.3 million for each of the three month periods ended April 30, 2016 and 2015.
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
Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of April 30, 2016
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,035,900	$1,035,900
U.S. treasury securities	301,639	—	301,639
U.S. corporate securities	—	91,903	91,903
Commercial paper	—	246,044	246,044
Money market funds	225,222	—	225,222
	$526,861	$1,373,847	$1,900,708
Included in cash and cash equivalents			$225,222
Included in marketable securities			$1,675,486

	Fair Value Measurements as of January 31, 2016
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,018,235	$1,018,235
U.S. treasury securities	338,665	—	338,665
U.S. corporate securities	—	135,083	135,083
Commercial paper	—	177,389	177,389
Money market funds	148,961	—	148,961
	$487,626	$1,330,707	$1,818,333
Included in cash and cash equivalents			$148,961
Included in marketable securities			$1,669,372
Financial Liabilities
The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	April 30, 2016		January 31, 2016
	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value
0.75% Convertible senior notes	$313,832	$392,236	$310,013	$362,250
1.50% Convertible senior notes	206,184	291,875	203,923	264,063
The difference between the principal amount of the notes, $350 million for the 0.75% convertible senior notes and $250 million for the 1.50% convertible senior notes, and the net carrying amount before unamortized debt issuance costs represents the unamortized debt discount (see Note 8). The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on the last trading day of each respective period.
Based on the closing price of our common stock of $74.98 on April 29, 2016, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were less than their respective principal amounts.
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
Cash Flow Hedges
We are exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. We have a hedging program in which we enter into foreign currency forward contracts related to certain customer contracts. We designate these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. The effective portion of the gains or losses resulting from changes in the fair value of these hedges is recorded in Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item in the condensed consolidated statements of operations in the same period that the underlying revenues are earned. The changes in value of these contracts resulting from changes in forward points on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded as incurred in Other expense, net in the condensed consolidated statements of operations.
As of April 30, 2016 and January 31, 2016, we had 91 and 65 outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $178 million and $133 million, respectively. All contracts have maturities not greater than 15 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During the three months ended April 30, 2016, all cash flow hedges were considered effective.

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
As of April 30, 2016 and January 31, 2016, we had 22 and 21 outstanding forward contracts with total notional values of $26 million and $22 million, respectively. All contracts have maturities not greater than 15 months.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2016	January 31, 2016
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$1,224	$4,695
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	70	605
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$7,668	$98
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	372	56
Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Balance Sheets and Statement of Operations Locations	April 30,
		2016	2015
Gains (losses) recognized in OCI (effective portion) (1)	Accumulated other comprehensive income (loss)	$(6,125)	$(22)
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	110	—
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other expense, net	151	22

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of April 30, 2016, $0.4 million is expected to be reclassified out of Accumulated other comprehensive income (loss) within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statement of Operations Location	April 30,
Derivative Type		2016	2015
Foreign currency forward contracts not designated as hedges	Other expense, net	$(1,319)	$61
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

As of April 30, 2016, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative Assets
Counterparty A	$34	$—	$34	$(34)	$—	$—
Counterparty B	554	—	554	—	—	554
Counterparty C	706	—	706	(706)	—	—
Total	$1,294	$—	$1,294	$(740)	$—	$554

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative Liabilities
Counterparty A	$3,646	$—	$3,646	$(34)	$—	$3,612
Counterparty B	—	—	—	—	—	—
Counterparty C	4,394	—	4,394	(706)	—	3,688
Total	$8,040	$—	$8,040	$(740)	$—	$7,300
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

Holders of the Notes may convert all or a portion of their Notes prior to the close of business on March 14, 2018 for the 2018 Notes and March 13, 2020 for the 2020 Notes, in multiples of $1,000 principal amount, only under the following circumstances:

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
We allocated the total issuance costs incurred to the Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.4 million for each of the three month periods ended April 30, 2016 and 2015. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million for each of the three month periods ended April 30, 2016 and 2015.
The Notes, net consisted of the following (in thousands):

	April 30, 2016		January 31, 2016
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount(1)	(36,168)	(43,816)	(39,987)	(46,077)
Net carrying amount before unamortized debt issuance costs	313,832	206,184	310,013	203,923
Unamortized debt issuance costs(1)	(3,106)	(2,835)	(3,458)	(3,002)
Net carrying amount	$310,726	$203,349	$306,555	$200,921
Carrying amount of the equity component(2)	$74,892	$66,007	$74,892	$66,007

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
As of April 30, 2016, the remaining life of the 2018 Notes and 2020 Notes is approximately 26 months and 50 months, respectively.

The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended April 30,
	2016		2015
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$656	$938	$656	$938
Interest cost related to amortization of debt issuance costs	352	167	352	168
Interest cost related to amortization of the debt discount	3,819	2,261	3,606	2,124
Notes Hedges
In connection with the issuance of the Notes, we entered into convertible note hedge transactions with respect to our Class A common stock (Purchased Options). The Purchased Options cover, subject to anti-dilution adjustments substantially identical to those in the Notes, approximately 7.3 million shares of our Class A common stock and are exercisable upon conversion of the Notes. The Purchased Options have initial exercise prices that correspond to the initial conversion prices of the 2018 Notes and 2020 Notes, respectively, subject to anti-dilution adjustments substantially similar to those in the Notes. The Purchased Options will expire in 2018 for the 2018 Notes and in 2020 for the 2020 Notes, if not earlier exercised. The Purchased Options are intended to offset potential economic dilution to our Class A common stock upon any conversion of the Notes. The Purchased Options are separate transactions and are not part of the terms of the Notes.
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
Note 9. Commitments and Contingencies
Facility-related Commitments
We have entered into non-cancelable operating lease agreements for certain of our offices and data centers in the U.S. and other countries with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 14). The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage, as well as data center power capacity for certain data centers. We generally recognize these expenses on a straight-line basis over the period in which we benefit from the lease and we have accrued for rent expense incurred but not paid. Total rent expense was $16 million and $10 million for the three months ended April 30, 2016 and 2015, respectively.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of vacant land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. We started construction of our new development center, consisting of approximately 410,000 square feet of office space, on this property in the first quarter of fiscal 2017.
Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, as of April 30, 2016, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of April 30, 2016, there were 119 million shares of Class A common stock and 78 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (EIP) serves as the successor to our 2005 Stock Plan (together with the EIP, the Stock Plans). Pursuant to the terms of the EIP, the share reserve increased by 10 million shares on March 31, 2016, and as of April 30, 2016, we had approximately 59 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 16 and December 16 and exercisable on or about the succeeding December 15 and June 15, respectively, of each year. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares on March 31, 2016. As of April 30, 2016, 7 million shares of Class A common stock were available for issuance under the ESPP.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. Prior to our initial public offering, we also issued nonstatutory options outside of the Stock Plans. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the three months ended April 30, 2016 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2016	12,862,976	$4.21	$756
Stock option grants	—	—
Stock options exercised	(994,392)	3.40
Stock options canceled	(25,332)	7.50
Balance as of April 30, 2016	11,843,252	4.27	837
Vested and expected to vest as of April 30, 2016	11,788,308	$4.25	$834
Exercisable as of April 30, 2016	10,870,285	$3.80	$689
As of April 30, 2016, there was a total of $13 million in unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.1 years.
Common Stock Subject to Repurchase
The Stock Plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. We had $2 million and $3 million recorded in liabilities related to early exercises of stock options as of April 30, 2016 and January 31, 2016, respectively.

Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units ("RSUs") to employees. RSUs generally vest over four years. A summary of information related to RSU activity during the three months ended April 30, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2016	9,211,082	$81.48
RSUs granted	4,920,218	73.95
RSUs vested	(1,301,257)	83.32
RSUs forfeited	(158,446)	83.44
Balance as of April 30, 2016	12,671,597	$78.34
As of April 30, 2016, there was a total of $894 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.1 years.
Restricted Stock Awards
The Stock Plans provide for the issuance of restricted stock awards to employees. Restricted stock awards generally vest over five years. Under the EIP, 0.4 million restricted awards of Class B common stock are outstanding with weighted average grant date fair value of $13.02, all of which are subject to forfeiture as of April 30, 2016. During the three months ended April 30, 2016, less than 0.1 million shares of restricted stock awards vested with weighted average grant date fair value of $12.73.
As of April 30, 2016, there was a total of $5 million in unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
Performance-based Restricted Stock Units
During the first quarter of fiscal 2017, 0.1 million shares of performance-based restricted stock units (PRSUs) were granted to the Chairman of the Board, Chief Executive Officer and certain of Workday’s executive management. These PRSU awards include performance conditions and service conditions, and will generally vest over four years if the performance conditions are achieved for the fiscal year ended January 31, 2017.
As of April 30, 2016, there was a total of $9 million in unrecognized compensation cost related to all PRSUs, which will be recognized over a weighted-average period of approximately 4.0 years.
Note 11. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended April 30,
	2016	2015
Interest income	$2,214	$955
Interest expense (1)	(8,031)	(7,885)
Other income (expense)	(21)	(306)
Other expense, net	$(5,838)	$(7,236)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes and non-cash interest related to amortization of the debt discount and debt issuance costs (see Note 8).

Note 12. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported a tax provision of $1 million for each of the three month periods ended April 30, 2016 and 2015. The tax expense of $1 million for the three months ended April 30, 2016 was primarily attributable to state taxes and income tax expense in profitable foreign jurisdictions. The tax expense of $1 million for the three months ended April 30, 2015 was primarily related to income tax expense in profitable foreign jurisdictions and U.S. income tax expense on estimated taxable income before considering the realization of excess tax benefits from stock based compensation.

We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of April 30, 2016, we intend to continue maintaining a full valuation allowance on our deferred tax assets except for certain jurisdictions.
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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended April 30,
	2016		2015
	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(48,713)	$(31,909)	$(35,024)	$(26,534)
Denominator:
Weighted-average common shares outstanding	117,537	76,992	106,618	80,772
Basic and diluted net loss per share	$(0.41)	$(0.41)	$(0.33)	$(0.33)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of April 30,
	2016	2015
Outstanding common stock options	11,843	15,489
Shares subject to repurchase	492	1,028
Unvested restricted stock awards, units, and PRSUs	13,214	10,109
Shares related to the convertible senior notes	7,261	7,261
Shares subject to warrants related to the issuance of convertible senior notes	7,261	7,261
Shares issuable pursuant to the ESPP	314	237
	40,385	41,385
Note 14. Related-Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The average term of the agreements is 10 years and the total rent due under the agreements is $8 million for the fiscal year ended January 31, 2017, and $90 million in total. Rent expense under these agreements was $2 million and $1 million for the three months ended April 30, 2016 and 2015, respectively.

Note 15. Geographic Information
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2016	2015
United States	$285,019	$210,281
International	60,411	40,676
Total	$345,430	$250,957
No single country other than the United States had revenues greater than 10% of total revenues for the three months ended April 30, 2016 and 2015. No customer individually accounted for more than 10% of our accounts receivable, net as of April 30, 2016 or January 31, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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
We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force generally targets organizations with more than 1,000 workers. A substantial amount of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 5,600 and approximately 4,100 employees as of April 30, 2016 and 2015, respectively.
We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our application development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia, by investing in product development and customer support to address the business needs of local markets, increasing our sales and marketing organizations, acquiring, building and/or leasing additional office space, and expanding our ecosystem of services partners to support local deployments. We expect to make further significant investments in our data center infrastructure as we plan for future growth. We are also investing in personnel to service our growing customer base. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.
Since inception, we have invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional services partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday, will drive additional customer subscriptions and continued growth in revenues. Due to our expanding partner ecosystem, we will not be investing in our professional services organization at the same rates as we have in the past, and we expect professional services revenues and the cost of professional services as a percentage of total revenues will continue to decline over time.
Components of Results of Operations
Revenues
We primarily derive our revenues from subscription services fees and professional services fees. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include related customer support. Professional services fees include deployment services, optimization services, and training.

Subscription services revenues accounted for 81% of our total revenues during the three months ended April 30, 2016 and represented 97% of our total unearned revenue as of April 30, 2016. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three months ended April 30, 2016 and 2015 were as follows:

	Three Months Ended April 30,
	2016	2015	% Change
	(in thousands, except percentages)
Revenues:
Subscription services	$280,003	$200,993	39%
Professional services	65,427	49,964	31%
Total revenues	$345,430	$250,957	38%

Total revenues were $345 million for the three months ended April 30, 2016, compared to $251 million during the prior year period, an increase of $94 million, or 38%. Subscription services revenues were $280 million for the three months ended April 30, 2016, compared to $201 million for the prior year period, an increase of $79 million, or 39%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $65 million for the three months ended April 30, 2016, compared to $50 million for the prior year period, an increase of $15 million, or 31%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Operating Expenses
GAAP operating expenses were $419 million for the three months ended April 30, 2016, compared to $304 million for the prior year period, an increase of $115 million, or 38%. The increases were primarily due to an increase of $83 million in employee-related costs driven by higher headcount and $7 million in depreciation and amortization expense.
We use the non-GAAP financial measure of non-GAAP operating expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance and the ability of operations to generate cash. We believe that non-GAAP operating expenses reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude expenses that are not reflective of ongoing operating results. We also believe that non-GAAP operating expenses provide useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
Non-GAAP operating expenses are calculated by excluding share-based compensation expenses, and certain other expenses, which consist of employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets.
Non-GAAP operating expenses were $334 million for the three months ended April 30, 2016, compared to $253 million for the prior year period, an increase of $81 million, or 32%. The increases were primarily due to an increase of $51 million in employee-related costs driven by higher headcount, and $6 million in depreciation and amortization expense.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows:

	Three Months Ended April 30, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses(3)
	(in thousands)
Costs of subscription services	$49,200	$(4,397)	$(319)	$44,484
Costs of professional services	59,427	(5,293)	(490)	53,644
Product development	141,778	(32,968)	(3,794)	105,016
Sales and marketing	127,491	(19,002)	(1,090)	107,399
General and administrative	41,183	(16,575)	(812)	23,796
Total costs and expenses	$419,079	$(78,235)	$(6,505)	$334,339

	Three Months Ended April 30, 2015
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses(3)
	(in thousands)
Costs of subscription services	$31,782	$(2,048)	$(186)	$29,548
Costs of professional services	46,132	(3,454)	(354)	42,324
Product development	99,335	(20,811)	(2,313)	76,211
Sales and marketing	94,895	(8,365)	(631)	85,899
General and administrative	32,217	(12,596)	(587)	19,034
Total costs and expenses	$304,361	$(47,274)	$(4,071)	$253,016

(1)
Share-based compensation expenses were $78 million and $47 million for the three months ended April 30, 2016 and 2015, respectively. The increase in share-based compensation expenses was primarily due to grants of RSUs to existing and new employees during the twelve months ended April 30, 2016. During the three months periods ended April 30, 2016 and 2015, the realized excess tax benefits related to share-based compensation were immaterial.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $5 million and $4 million for the three months ended April 30, 2016 and 2015, respectively. In addition, other operating expenses included amortization of acquisition-related intangible assets of $1 million and $0.3 million for the three months ended April 30, 2016 and 2015 respectively. Amortization of acquisition-related intangible assets is recorded as part of product development expenses.

(3)	See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $49 million for the three months ended April 30, 2016, compared to $32 million for the prior year period, an increase of $17 million or 53%. The increase was primarily due to increases of $7 million in employee-related costs driven by higher headcount, $4 million in service contracts expense to expand data center capacity, and $3 million in depreciation expense related to our data centers.
Non-GAAP operating expenses in costs of subscription services were $44 million for the three months ended April 30, 2016, compared to $30 million for the prior year period, an increase of $14 million, or 47%. The increase was primarily due to increases of $5 million in employee-related costs driven by higher headcount, $4 million in service contracts expense to expand data center capacity, and $3 million in depreciation expense related to our data centers. See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
GAAP operating expenses in costs of professional services were $59 million for the three months ended April 30, 2016, compared to $46 million for the prior year period, an increase of $13 million, or 28%. The increase was primarily due to additional costs of $12 million to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $54 million for the three months ended April 30, 2016, compared to $42 million for the prior year period, an increase of $12 million, or 29%. This increase was primarily due to additional costs of $10 million to staff our deployment and integration engagements. See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
Due to the increase in demand for our professional services, we have increased both our internal professional service staff as well as third-party supplemental staff. Going forward, we expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we increasingly rely on third parties to deploy our applications and as the number of our customers continues to grow. For fiscal 2017, we anticipate GAAP and non-GAAP professional services margins to be lower than fiscal 2016 as we invest in building our partnership ecosystem in the education and government sectors, as well as internationally.
Product Development
GAAP operating expenses in product development were $142 million for the three months ended April 30, 2016, compared to $99 million for the prior year period, an increase of $43 million, or 43%. The increase was primarily due to increases of $33 million in employee-related costs driven by higher headcount and $6 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $105 million for the three months ended April 30, 2016, compared to $76 million for the prior year period, an increase of $29 million, or 38%. The increase was primarily due to increases of $20 million in employee-related costs driven by higher headcount and $6 million in facility and IT-related expenses. See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $127 million for the three months ended April 30, 2016 compared to $95 million for the prior year period, an increase of $32 million, or 34%. The increase was primarily due to increases of $25 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $3 million in facility and IT-related expenses and $2 million in advertising, marketing and event costs.

Non-GAAP operating expenses in sales and marketing were $107 million for the three months ended April 30, 2016, compared to $86 million for the prior year period, an increase of $21 million, or 24%. The increase was primarily due to increases of $14 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $3 million in facility and IT-related expenses and $2 million in advertising, marketing and event costs. See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and Administrative
GAAP operating expenses in general and administrative were $41 million for the three months ended April 30, 2016, compared to $32 million for the prior year period, an increase of $9 million, or 28%. The increase was primarily due to $8 million in additional employee-related costs driven by higher headcount.
Non-GAAP operating expenses in general and administrative were $24 million for the three months ended April 30, 2016, compared to $19 million for the prior year period, an increase of $5 million, or 26%. The increase was primarily due to $3 million in employee-related costs driven by higher headcount and $2 million in higher professional fees. See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins remained constant at 21.3% for each of the three month periods ended April 30, 2016 and 2015, primarily due to higher revenues that were offset by higher share-based compensation and other operating expenses.
We use non-GAAP operating margins to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance and the ability of operations to generate cash. We believe that non-GAAP operating margins reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude expenses that are not reflective of ongoing operating results. We also believe that non-GAAP operating margins provide useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
Non-GAAP operating margins are calculated using GAAP revenues and non-GAAP operating expenses. See “Non-GAAP Financial Measures” below for further information.
Non-GAAP operating margins improved from (0.8)% for the three months ended April 30, 2015 to 3.2% for the three months ended April 30, 2016. The improvements in our non-GAAP operating margins in the three months ended April 30, 2016 were primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended April 30, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(21.3)%	22.6%	1.9%	3.2%

	Three Months Ended April 30, 2015
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(21.3)%	18.9%	1.6%	(0.8)%

(1)	See “Non-GAAP Financial Measures” below for further information.

Other Expense, Net
Other expense, net, decreased $1 million for the three months ended April 30, 2016 as compared to the prior year period. The contractual cash interest expense related to the 2018 and 2020 Notes was less than $2 million for each of the three month periods ended April 30, 2016 and 2015. The non-cash interest expense related to amortization of the debt discount and amortization of debt issuance costs with respect to the 2018 and 2020 Notes was $7 million and $6 million for the three months ended April 30, 2016 and 2015, respectively.
Liquidity and Capital Resources
As of April 30, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.1 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, U.S. corporate securities, commercial paper, and money market funds.
We have financed our operations primarily through sales of equity securities, customer payments, and issuance of debt. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing of construction and acquisition of facilities in Pleasanton, California, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services, and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services and technologies or intellectual property rights in the future. We also may choose to seek additional equity or debt financing.
Our cash flows for the three months ended April 30, 2016 and 2015 were as follows:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$161,466	$92,199
Investing activities	(61,344)	(122,488)
Financing activities	3,757	2,533
Effect of exchange rate changes	638	48
Net increase (decrease) in cash and cash equivalents	$104,517	$(27,708)
Operating Activities
Cash provided by operating activities was $161 million and $92 million for the three months ended April 30, 2016 and 2015, respectively. The improvement in cash flow provided by operating activities was primarily due to increased cash collections driven by growth in our customer sales contracts, partially offset by increases in our headcount and other operational expenses.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2016 was $61 million, which was primarily the result of the timing of purchases and maturities of marketable securities, the purchase of an office building and land in Pleasanton, California for $15 million, capital expenditures for the development center of $4 million, and capital expenditures for data center and office space projects of $34 million.
We began construction of the development center, consisting of approximately 410,000 square feet of office space in Pleasanton, California during the first quarter of fiscal 2017. We expect capital expenditures related to owned real estate investments will be approximately $125 million for fiscal 2017. We expect capital expenditures, excluding owned real estate investments, will be approximately $185 million for fiscal 2017. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.
Cash used in investing activities for the three months ended April 30, 2015 was $122 million, which was primarily the result of the timing of purchases and maturities of marketable securities and capital expenditures of $28 million.
Financing Activities
For the three months ended April 30, 2016, cash provided by financing activities was $4 million, which was primarily due to proceeds from the issuance of common stock from employee equity plans.

For the three months ended April 30, 2015, cash provided by financing activities was $3 million, which was primarily due to $4 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $1 million in principal payments on our capital lease obligations.
Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate investments). See “Non-GAAP Financial Measures” below for further information.
Free cash flows improved by $63 million to $127 million for the three months ended April 30, 2016, compared to $64 million for the prior year period. The improvement was primarily due to increased sales and the related cash collections, partially offset by increased capital expenditures (excluding owned real estate investments) and higher operating expenses, driven primarily by increased headcount.
Reconciliations of Net cash provided by (used in) operating activities to free cash flows were as follows:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$161,466	$92,199
Capital expenditures, excluding owned real estate investments	(34,478)	(28,320)
Free cash flows	$126,988	$63,879

	Trailing Twelve Months Ended April 30,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$327,904	$172,505
Capital expenditures, excluding owned real estate investments	(139,825)	(122,093)
Free cash flows	$188,079	$50,412
Non-GAAP Financial Measures
Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating expenses, non-GAAP operating margin and free cash flows each meet the definition of a non-GAAP financial measure.
Non-GAAP Operating Expenses and non-GAAP Operating Margins
We define non-GAAP operating expenses as our total operating expenses excluding the following components, which we believe are not reflective of our ongoing operational expenses. Similarly, the same components are also excluded from the calculation of non-GAAP operating margins. In each case, for the reasons set forth below, management believes that excluding the component provides useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as management, in comparing financial results across accounting periods and to those of peer companies and to better understand the long-term performance of our core business.

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

Free Cash Flows
We define free cash flows as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate investments). Capital expenditures deducted from cash flows from operations do not include purchases of land and buildings, and construction costs of our new development center and of other owned buildings. We exclude these owned real estate investments as they are infrequent, non-recurring in nature and distinctly separate from our ongoing business operations. We use free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. We believe information regarding free cash flows provides investors and others with an important perspective on the cash available to make strategic acquisitions and investments, to fund ongoing operations and to fund other capital expenditures.
Limitations on the Use of Non-GAAP Financial Measures
A limitation of our non-GAAP financial measures of non-GAAP operating expenses, non-GAAP operating margin and free cash flows is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our non-GAAP financial measures of non-GAAP operating expenses, non-GAAP operating margin and free cash flows should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of share-based compensation, if we did not pay out a portion of compensation in the form of share-based compensation and related employer payroll tax-related items, the cash salary expense included in costs of revenues and operating expenses would be higher, which would affect our cash position. Further, the non-GAAP financial measure of non-GAAP operating expenses has certain limitations because it does not reflect all items of expense that affect our operations and are reflected in the GAAP financial measure of total operating expenses.
We compensate for these limitations by reconciling GAAP to non-GAAP financial measures and reviewing these measures in conjunction with GAAP financial information. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.
See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three months ended April 30, 2016 and 2015.
See Liquidity and Capital Resources—Free Cash Flows for a reconciliation from the most comparable GAAP measure, Net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flow, for the three months ended April 30, 2016 and 2015.
Commitments
Our contractual commitments primarily consist of obligations under leases for office space and co-location facilities for data center capacity. As of April 30, 2016, the future non-cancelable minimum payments under operating leases were $250 million. During the remainder of the year ended January 31, 2017, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. We started construction of our new development center, consisting of approximately 410,000 square feet of office space, on this property in the first quarter of fiscal 2017. As noted in the Liquidity and Capital Resources section above, we expect capital expenditures related to owned real estate investments, which includes the development center, will be approximately $125 million for fiscal 2017.

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
Off-Balance Sheet Arrangements
Through April 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the three months ended April 30, 2016, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 22, 2016.

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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $2.1 billion as of April 30, 2016. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate securities, commercial paper, and money market funds. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $9 million market value reduction in our investment portfolio as of April 30, 2016. All of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $5 million as of April 30, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
Our Notes have fixed annual interest rates at 0.75% and 1.50% and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $311 million and $203 million, respectively, as of April 30, 2016. These represent the liability component of the principal balance of our Notes as of April 30, 2016. The total estimated fair values of the 2018 Notes and 2020 Notes at April 30, 2016 were $392 million and $292 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at April 30, 2016, which were 112.07 and 116.75, respectively. For further information, see Note 8 of the notes to condensed consolidated financial statements.

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
In general, the resolution of legal matters could prevent us from offering our services to others, could be material to our financial condition or cash flows, or both, or could otherwise adversely affect our operating results.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 1,550 employees at the time of our initial public offering in October 2012 to approximately 5,600 employees as of April 30, 2016, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
To execute our growth plan, we must attract and retain highly qualified personnel, and our managers must be successful in hiring employees who are a good cultural fit and have the competencies to succeed at Workday. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services, and for senior sales executives. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and may not be able to fill positions in desired geographic areas or at all.
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
Our applications are inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our applications could result in:

•	loss or delayed market acceptance and sales;

•	breach of warranty claims;

•	issuance of refunds or service credits to customers for prepaid and unused subscription services;

•	loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.
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

•	the need for a go-to-market strategy that aligns product management efforts and the development of supporting infrastructure;

•	stricter data privacy laws including requirements that customer data be stored and processed in a designated territory and obligations on us as a data processor;

•	difficulties in appropriately staffing and managing foreign operations and providing appropriate compensation for local markets;

•	difficulties in leveraging executive presence and company culture globally;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•	potentially weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights;

•	laws, customs and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-corruption laws including the Foreign Corrupt Practices Act;

•	the effects of currency fluctuations on our revenues and customer demand for our services;

•	adverse tax consequences and tax rulings; and

•	unstable economic and political conditions.
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
We have a history of cumulative losses and we do not expect to be profitable on a GAAP basis for the foreseeable future.
We have incurred significant losses in each period since our inception in 2005. These losses and our accumulated deficit reflect the substantial investments we made to acquire new customers and develop our applications. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, product development expenses, operations costs and general and administrative costs, and therefore we expect our losses on a GAAP basis to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years. You should not consider our recent growth in revenues as indicative of our future performance. We cannot assure you that we will achieve GAAP profitability in the future, nor that, if we do become profitable, we will sustain profitability.
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
Our quarterly results of operations, including the levels of our revenues, gross margin, operating margin, profitability, cash flow and unearned revenue, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

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
As of April 30, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2024 and 2017 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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
As of April 30, 2016, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to 65 million shares of Class B common stock and 1 million shares of Class A common stock. In addition, Mr. Duffield holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of April 30, 2016, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7 million shares of Class B common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3 million shares of Class B common stock, 1 million shares of Class B restricted stock and 0.3 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of April 30, 2016. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.11	Offer Letter between Robynne Sisco and Workday dated August 23, 2012					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: June 1, 2016

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.11	Offer Letter between Robynne Sisco and Workday dated August 23, 2012					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X