Form 10-Q
period 2016-07-31
Workday, Inc.
filed 2016-09-02
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 31, 2016, there were approximately 200 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$405,529	$300,087
Marketable securities	1,662,381	1,669,372
Accounts receivable, net	248,658	293,407
Deferred costs	22,664	21,817
Prepaid expenses and other current assets	90,858	77,625
Total current assets	2,430,090	2,362,308
Property and equipment, net	255,118	214,158
Deferred costs, noncurrent	32,488	30,074
Goodwill and acquisition-related intangible assets, net	68,623	65,816
Other assets	43,485	57,738
Total assets	$2,829,804	$2,730,094
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,135	$19,605
Accrued expenses and other current liabilities	58,880	43,122
Accrued compensation	76,693	91,211
Unearned revenue	854,845	768,741
Total current liabilities	1,007,553	922,679
Convertible senior notes, net	520,765	507,476
Unearned revenue, noncurrent	124,269	130,988
Other liabilities	36,371	32,794
Total liabilities	1,688,958	1,593,937
Stockholders’ equity:
Common stock	198	193
Additional paid-in capital	2,444,172	2,247,454
Accumulated other comprehensive income (loss)	(2,588)	799
Accumulated deficit	(1,300,936)	(1,112,289)
Total stockholders’ equity	1,140,846	1,136,157
Total liabilities and stockholders’ equity	$2,829,804	$2,730,094
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenues:
Subscription services	$306,228	$223,742	$586,231	$424,735
Professional services	71,495	58,954	136,922	108,918
Total revenues	377,723	282,696	723,153	533,653
Costs and expenses(1):
Costs of subscription services	51,379	35,287	100,579	67,069
Costs of professional services	66,473	56,792	125,900	102,924
Product development	161,886	115,345	303,664	214,680
Sales and marketing	139,177	106,430	266,668	201,325
General and administrative	45,705	36,482	86,888	68,699
Total costs and expenses	464,620	350,336	883,699	654,697
Operating loss	(86,897)	(67,640)	(160,546)	(121,044)
Other expense, net	(21,193)	(3,779)	(27,031)	(11,015)
Loss before provision for (benefit from) income taxes	(108,090)	(71,419)	(187,577)	(132,059)
Provision for (benefit from) income taxes	(65)	(1,998)	1,070	(1,080)
Net loss	$(108,025)	$(69,421)	$(188,647)	$(130,979)
Net loss per share, basic and diluted	$(0.55)	$(0.37)	$(0.96)	$(0.70)
Weighted-average shares used to compute net loss per share, basic and diluted	197,223	189,360	195,887	188,382

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$4,968	$3,173	$9,365	$5,221
Costs of professional services	5,969	5,144	11,262	8,598
Product development	38,314	28,632	71,282	49,443
Sales and marketing	20,844	13,222	39,846	21,587
General and administrative	18,127	14,593	34,702	27,189
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net loss	$(108,025)	$(69,421)	$(188,647)	$(130,979)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(248)	(227)	433	(200)
Net change in unrealized gains (losses) on available-for-sale investments	382	(192)	934	(337)
Net change in market value of effective foreign currency forward exchange contracts	6,310	1,018	(4,754)	997
Other comprehensive income (loss), net of tax	6,444	599	(3,387)	460
Comprehensive loss	$(101,581)	$(68,822)	$(192,034)	$(130,519)
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Cash flows from operating activities
Net loss	$(108,025)	$(69,421)	$(188,647)	$(130,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,662	19,888	52,786	38,457
Share-based compensation expenses	88,222	64,764	166,457	112,038
Amortization of deferred costs	6,140	7,735	12,013	12,360
Amortization of debt discount and issuance costs	6,690	6,336	13,289	12,586
Gain on sale of cost method investment	(65)	(3,220)	(65)	(3,220)
Impairment of cost method investment	15,000	—	15,000	—
Other	1,918	(2,119)	1,600	(1,382)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(55,992)	(27,570)	45,055	32,147
Deferred costs	(10,486)	(7,082)	(15,274)	(10,583)
Prepaid expenses and other assets	(11,902)	(7,806)	(12,678)	(15,476)
Accounts payable	1,542	1,428	(180)	4,180
Accrued expense and other liabilities	(6,517)	2,590	(972)	6,915
Unearned revenue	53,071	29,665	79,340	50,344
Net cash provided by (used in) operating activities	6,258	15,188	167,724	107,387
Cash flows from investing activities
Purchases of marketable securities	(557,180)	(476,470)	(1,191,136)	(862,045)
Maturities of marketable securities	539,315	429,186	1,164,903	710,593
Sales of available-for-sale securities	28,652	19,524	28,852	29,524
Business combinations, net of cash acquired	(3,670)	(7,961)	(3,670)	(7,961)
Owned real estate projects	(6,788)	—	(25,774)	—
Capital expenditures, excluding owned real estate projects	(26,539)	(25,469)	(61,017)	(53,789)
Purchases of cost method investments	(200)	(15,750)	(300)	(15,750)
Sale of cost method investment	315	3,538	315	3,538
Change in restricted cash	(4,000)	—	(4,000)	—
Other	(684)	—	(296)	—
Net cash provided by (used in) investing activities	(30,779)	(73,402)	(92,123)	(195,890)
Cash flows from financing activities
Proceeds from issuance of common stock from employee equity plans	25,395	19,172	28,776	22,736
Principal payments on capital lease obligations	—	(1,016)	—	(2,464)
Other	195	362	571	779
Net cash provided by (used in) financing activities	25,590	18,518	29,347	21,051
Effect of exchange rate changes	(144)	(210)	494	(162)
Net increase (decrease) in cash and cash equivalents	925	(39,906)	105,442	(67,614)
Cash and cash equivalents at the beginning of period	404,604	270,484	300,087	298,192
Cash and cash equivalents at the end of period	$405,529	$230,578	$405,529	$230,578
Supplemental cash flow data
Cash paid for interest	$3,241	$3,211	$3,245	$3,244
Cash paid for taxes	3,566	418	4,147	1,034
Non-cash investing and financing activities:
Vesting of early exercise stock options	$460	$472	$920	$944
Property and equipment, accrued but not paid	11,426	18,642	11,426	18,642
Non-cash additions to property and equipment	394	323	915	2,183
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended July 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2016, filed on March 22, 2016. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
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
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and assessing performance. Our chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level. Since we operate in one operating segment, which is equivalent to our reportable segment, all required financial segment information can be found in the condensed consolidated financial statements.
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
Note 2. Marketable Securities
At July 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,024,936	$785	$(38)	$1,025,683
U.S. treasury securities	219,052	209	(1)	219,260
U.S. corporate securities	141,416	41	(29)	141,428
Commercial paper	296,362	—	—	296,362
Money market funds	222,069	—	—	222,069
	$1,903,835	$1,035	$(68)	$1,904,802
Included in cash and cash equivalents	$242,421	$—	$—	$242,421
Included in marketable securities	$1,661,414	$1,035	$(68)	$1,662,381
At January 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,018,513	$127	$(405)	$1,018,235
U.S. treasury securities	338,736	70	(141)	338,665
U.S. corporate securities	135,065	36	(18)	135,083
Commercial paper	177,390	—	(1)	177,389
Money market funds	148,961	—	—	148,961
	$1,818,665	$233	$(565)	$1,818,333
Included in cash and cash equivalents	$148,961	$—	$—	$148,961
Included in marketable securities	$1,669,704	$233	$(565)	$1,669,372
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of July 31, 2016. No marketable securities held as of July 31, 2016 have been in a continuous unrealized loss position for more than 12 months. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond 12 months as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remainder of the securities is reflected in cash and cash equivalents. During the three and six months ended July 31, 2016, we sold $29 million of our marketable securities and the realized gains from the sales are immaterial.

Note 3. Deferred Costs
Deferred costs consisted of the following (in thousands):

	July 31, 2016	January 31, 2016
Current:
Deferred professional service costs	$801	$895
Deferred sales commissions	21,863	20,922
Total	$22,664	$21,817
Noncurrent:
Deferred professional service costs	$—	$360
Deferred sales commissions	32,488	29,714
Total	$32,488	$30,074
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2016	January 31, 2016
Land	$3,504	$—
Buildings	30,893	4,280
Computers, equipment and software	262,985	230,705
Computers, equipment and software acquired under capital leases	19,979	24,400
Furniture and fixtures	22,856	18,894
Leasehold improvements	102,351	86,282
	442,568	364,561
Less accumulated depreciation and amortization	(187,450)	(150,403)
Property and equipment, net	$255,118	$214,158
During the first quarter of fiscal 2017, we purchased real property located in Pleasanton, California, which includes land together with an office building of approximately 58,000 square feet, at a cost of $15 million, and we started construction of our new customer briefing and development center (development center) in Pleasanton, California, consisting of approximately 410,000 square feet of office space. We have capitalized the construction costs associated with the development center as Buildings in the table above.
Depreciation expense totaled $22 million and $17 million for the three months ended July 31, 2016 and 2015, respectively, and $44 million and $33 million for the six months ended July 31, 2016 and 2015, respectively.
Note 5. Goodwill and Acquisition-related Intangible Assets, Net
Goodwill and acquisition-related intangible assets, net consisted of the following (in thousands):

	July 31, 2016	January 31, 2016
Acquired developed technology	$23,500	$20,461
Customer relationship assets	338	338
	23,838	20,799
Less accumulated amortization	(8,034)	(5,308)
Acquisition-related intangible assets, net	15,804	15,491
Goodwill	52,819	50,325
Goodwill and acquisition-related intangible assets, net	$68,623	$65,816
In the second quarter of fiscal 2017, we acquired a cloud-based educational video platform company for $5 million, resulting in increases of $3 million and $2 million in acquired developed technology and goodwill, respectively.

Developed technology from acquisitions is typically amortized over a useful life of three to four years. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the last three months of the fiscal year. As of July 31, 2016, our future estimated amortization expense related to the acquired developed technology is as follows (in thousands):

Fiscal Period:
2017	$3,043
2018	4,953
2019	4,570
2020	2,921
2021	317
Total	$15,804

Note 6. Other Assets
Other assets consisted of the following (in thousands):

	July 31, 2016	January 31, 2016
Cost method investments	$13,592	$28,742
Acquired land leasehold interest, net	9,728	9,781
Technology patents, net	2,559	3,020
Other	17,606	16,195
Total	$43,485	$57,738
Amortization expense related to the acquired land leasehold interest and technology patents was less than $0.3 million for each of the three month periods ended July 31, 2016 and 2015, and $0.5 million for each of the six month periods ended July 31, 2016 and 2015.
During the three months ended July 31, 2016, we recorded a $15 million other-than-temporary impairment for one of our cost method investments. The impairment expense is recorded in Other expense, net in the condensed consolidated statements of operations. We test our cost method investments for impairment at least annually, and more frequently upon the occurrence of certain events.
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

Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of July 31, 2016
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,025,683	$1,025,683
U.S. treasury securities	219,260	—	219,260
U.S. corporate securities	—	141,428	141,428
Commercial paper	—	296,362	296,362
Money market funds	222,069	—	222,069
	$441,329	$1,463,473	$1,904,802
Included in cash and cash equivalents			$242,421
Included in marketable securities			$1,662,381

	Fair Value Measurements as of January 31, 2016
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,018,235	$1,018,235
U.S. treasury securities	338,665	—	338,665
U.S. corporate securities	—	135,083	135,083
Commercial paper	—	177,389	177,389
Money market funds	148,961	—	148,961
	$487,626	$1,330,707	$1,818,333
Included in cash and cash equivalents			$148,961
Included in marketable securities			$1,669,372
Financial Liabilities
The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	July 31, 2016		January 31, 2016
	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value
0.75% Convertible senior notes	$317,705	$410,732	$310,013	$362,250
1.50% Convertible senior notes	208,479	309,330	203,923	264,063
The difference between the principal amount of the notes, $350 million for the 0.75% convertible senior notes and $250 million for the 1.50% convertible senior notes, and the net carrying amount before unamortized debt issuance costs represents the unamortized debt discount (see Note 8). The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on the last trading day of each reporting period.
Based on the closing price of our common stock of $83.34 on July 29, 2016, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were greater than their respective principal amounts.
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

Cash Flow Hedges
We are exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. We have a hedging program in which we enter into foreign currency forward contracts related to certain customer contracts. We designate these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. The effective portion of the gains or losses resulting from changes in the fair value of these hedges is recorded in Accumulated other comprehensive income (loss) (OCI) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item in the condensed consolidated statements of operations in the same period that the underlying revenues are earned. The changes in value of these contracts resulting from changes in forward points on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded as incurred in Other expense, net in the condensed consolidated statements of operations.
As of July 31, 2016 and January 31, 2016, we had 122 and 65 outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $205 million and $133 million, respectively. All contracts have maturities not greater than 15 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During the three and six months ended July 31, 2016, all cash flow hedges were considered effective.
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
As of July 31, 2016 and January 31, 2016, we had 34 and 21 outstanding forward contracts with total notional values of $42 million and $22 million, respectively. All contracts have maturities not greater than 15 months.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2016	January 31, 2016
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$2,845	$4,695
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	577	605
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$3,897	$98
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	426	56

Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2016	2015	2016	2015
Gains (losses) recognized in OCI (effective portion)(1)	Net change in market value of effective foreign currency forward exchange contracts	$6,453	$1,018	$(4,501)	$997
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	143	—	253	—
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other expense, net	165	20	316	42

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of July 31, 2016, net gains of $0.2 million are expected to be reclassified out of Accumulated other comprehensive income (loss) within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statement of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
Derivative Type		2016	2015	2016	2015
Foreign currency forward contracts not designated as hedges	Other expense, net	$1,098	$17	$(541)	$78
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
As of July 31, 2016, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative Assets
Counterparty A	$199	$—	$199	$(199)	$—	$—
Counterparty B	3,223	—	3,223	(3,223)	—	—
Total	$3,422	$—	$3,422	$(3,422)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative Liabilities
Counterparty A	$1,947	$—	$1,947	$(199)	$—	$1,748
Counterparty B	2,376	—	2,376	(3,223)	—	(847)
Total	$4,323	$—	$4,323	$(3,422)	$—	$901

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
We allocated the total issuance costs incurred to the Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.4 million and $0.7 million for each of the three and six month periods ended July 31, 2016 and 2015. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million and $0.3 million for each of the three and six month periods ended July 31, 2016 and 2015.

The Notes, net consisted of the following (in thousands):

	July 31, 2016		January 31, 2016
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount(1)	(32,295)	(41,521)	(39,987)	(46,077)
Net carrying amount before unamortized debt issuance costs	317,705	208,479	310,013	203,923
Unamortized debt issuance costs(1)	(2,754)	(2,665)	(3,458)	(3,002)
Net carrying amount	$314,951	$205,814	$306,555	$200,921
Carrying amount of the equity component(2)	$74,892	$66,007	$74,892	$66,007

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
As of July 31, 2016, the remaining life of the 2018 Notes and 2020 Notes is approximately 23 months and 47 months, respectively.
The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended July 31,				Six Months Ended July 31,
	2016		2015		2016		2015
	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$657	$937	$657	$937	$1,313	$1,875	$1,313	$1,875
Interest cost related to amortization of debt issuance costs	352	170	352	169	704	337	704	337
Interest cost related to amortization of the debt discount	3,873	2,295	3,658	2,157	7,692	4,556	7,264	4,281
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

Note 9. Commitments and Contingencies
Facility-related Commitments
We have entered into non-cancelable operating lease agreements for certain of our offices and data centers in the U.S. and other countries with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 14). The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage, as well as data center power capacity for certain data centers. We generally recognize these expenses on a straight-line basis over the period in which we benefit from the lease and we have accrued for rent expense incurred but not paid. Total rent expense was $17 million and $10 million for the three months ended July 31, 2016 and 2015, respectively, and $34 million and $20 million for the six months ended July 31, 2016 and 2015, respectively.
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
Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, as of July 31, 2016, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 10. Common Stock and Stockholders’ Equity
Common Stock
As of July 31, 2016, there were 122 million shares of Class A common stock and 77 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (EIP) serves as the successor to our 2005 Stock Plan (together with the EIP, the Stock Plans). Pursuant to the terms of the EIP, the share reserve increased by 10 million shares on March 31, 2016, and as of July 31, 2016, we had approximately 59 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 16 and December 16 and exercisable on or about the succeeding December 15 and June 15, respectively, of each year. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares on March 31, 2016. As of July 31, 2016, 6 million shares of Class A common stock were available for issuance under the ESPP.

Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. Prior to our initial public offering, we also issued nonstatutory options outside of the Stock Plans. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the six months ended July 31, 2016 is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2016	12,862,976	$4.21	$756
Stock option grants	—	—
Stock options exercised	(2,056,059)	$3.64
Stock options canceled	(64,539)	$9.73
Balance as of July 31, 2016	10,742,378	$4.28	$849
Vested and expected to vest as of July 31, 2016	10,710,095	$4.27	$847
Exercisable as of July 31, 2016	10,095,731	$3.93	$736
As of July 31, 2016, there was a total of $9 million in unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1 year.
Common Stock Subject to Repurchase
The Stock Plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. We had $2 million and $3 million recorded in liabilities related to early exercises of stock options as of July 31, 2016 and January 31, 2016, respectively.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units ("RSUs") to employees. RSUs generally vest over four years. A summary of information related to RSU activity during the six months ended July 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2016	9,211,082	$81.48
RSUs granted	5,563,165	$74.34
RSUs vested	(2,201,706)	$82.04
RSUs forfeited	(327,344)	$81.74
Balance as of July 31, 2016	12,245,197	$78.13
As of July 31, 2016, there was a total of $850 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.9 years.
Restricted Stock Awards
The Stock Plans provide for the issuance of restricted stock awards to employees. Restricted stock awards generally vest over five years. Under the EIP, 0.4 million restricted awards of Class B common stock are outstanding with weighted average grant date fair value of $12.97, all of which are subject to forfeiture as of July 31, 2016. During the six months ended July 31, 2016, 0.1 million shares of restricted stock awards vested with weighted average grant date fair value of $12.67.
As of July 31, 2016, there was a total of $4 million in unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

Performance-based Restricted Stock Units
During the first quarter of fiscal 2017, 0.1 million shares of performance-based restricted stock units (PRSUs) were granted to the Chairman of the Board, Chief Executive Officer and certain of Workday’s executive management. These PRSU awards include performance conditions and service conditions, and will generally vest over four years if the performance conditions are achieved for the fiscal year ended January 31, 2017. As of July 31, 2016, vesting of the PRSUs was not considered probable. As a result, no additional compensation expense was recognized and all previous expense related to the PRSUs was reversed.
Additionally, during the second quarter of fiscal 2017, 0.3 million shares of PRSUs were granted to all employees other than executive management and include performance conditions related to company-wide goals and service conditions. We expect to grant additional shares related to this program for employees hired in fiscal 2017. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2017 and if the individual employee continues to provide service through the vesting date of March 15, 2017.
Note 11. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Interest income	$2,897	$998	$5,111	$1,953
Interest expense (1)	(7,914)	(7,952)	(15,945)	(15,837)
Gain from sale of cost method investment	65	3,220	65	3,220
Impairment of cost method investment	(15,000)	—	(15,000)	—
Other income (expense)	(1,241)	(45)	(1,262)	(351)
Other expense, net	$(21,193)	$(3,779)	$(27,031)	$(11,015)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes and non-cash interest related to amortization of the debt discount and debt issuance costs (see Note 8).

Note 12. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported a tax provision of $1 million for the six months ended July 31, 2016 and a tax benefit of $1 million for the six months ended July 31, 2015. The income tax provision of $1 million for the six months ended July 31, 2016 was primarily attributable to $2 million state taxes and income tax expense in profitable foreign jurisdictions and $1 million benefit from the release of valuation allowances which resulted from certain acquired intangible assets from a business acquisition during the current quarter.
The tax benefits of $1 million for the six months ended July 31, 2015 consisted of $2 million provision primarily resulting from income tax expense in profitable foreign jurisdictions and U.S. income tax expense on estimated taxable income before considering the realization of excess benefits from stock based compensation; and $3 million tax benefit from the release of an acquired uncertain tax position including interest and penalties due to the lapse of statute of limitations.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of July 31, 2016, we intend to continue maintaining a full valuation allowance on our deferred tax assets except for certain foreign jurisdictions.
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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2016		2015		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(66,079)	$(41,946)	$(40,382)	$(29,039)	$(114,733)	$(73,914)	$(75,376)	$(55,603)
Denominator:
Weighted-average common shares outstanding	120,642	76,581	110,150	79,210	119,136	76,751	108,411	79,971
Basic and diluted net loss per share	$(0.55)	$(0.55)	$(0.37)	$(0.37)	$(0.96)	$(0.96)	$(0.70)	$(0.70)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of July 31,
	2016	2015
Outstanding common stock options	10,743	14,622
Shares subject to repurchase	363	892
Unvested restricted stock awards, units, and PRSUs	12,993	10,227
Shares related to the convertible senior notes	7,261	7,261
Shares subject to warrants related to the issuance of convertible senior notes	7,261	7,261
Shares issuable pursuant to the ESPP	359	264
	38,980	40,527
Note 14. Related-Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The average term of the agreements is 10 years and the total rent due under the agreements is $8 million for the fiscal year ended January 31, 2017, and $90 million in total. Rent expense under these agreements was $2 million for each of the three month periods ended July 31, 2016 and 2015, respectively, and $4 million and $3 million for the six months ended July 31, 2016 and 2015, respectively.
Note 15. Geographic Information
Revenues
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
United States	$312,148	$237,058	$597,167	$447,339
International	65,575	45,638	125,986	86,314
Total	$377,723	$282,696	$723,153	$533,653

No single country other than the United States had revenues greater than 10% of total revenues for the three and six months ended July 31, 2016 and 2015. No customer individually accounted for more than 10% of our accounts receivable, net as of July 31, 2016 or January 31, 2016.
Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth property and equipment by geographic area (in thousands):

	July 31, 2016	January 31, 2016
United States	$210,564	$176,398
Ireland	36,842	29,451
International	7,712	8,309
Total	$255,118	$214,158
Note 16. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. In the second quarter of fiscal 2017, we began to match a certain portion of employee contributions up to a fixed maximum per employee. We incurred expense for contributions under the defined contribution plan of less than $1 million for each of the three and six month periods ended July 31, 2016.
Note 17. Subsequent Events
On August 5, 2016, we purchased real property located in Pleasanton, California. The real property includes land together with an office building of approximately 209,000 square feet and parking structures. The purchase price was $47 million and was paid for with available cash.
On August 5, 2016, we acquired a leading provider of operational analytics and data discovery tools for approximately $156 million in cash. We are still in the process of preparing the initial accounting of the transaction and will establish a preliminary purchase price allocation with respect to this transaction by the end of the third quarter of fiscal 2017.

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
We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force generally targets organizations with more than 1,000 workers. A substantial amount of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 6,000 and approximately 4,500 employees as of July 31, 2016 and 2015, respectively.

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
Subscription services revenues accounted for 81% of our total revenues during the six months ended July 31, 2016 and represented 97% of our total unearned revenue as of July 31, 2016. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three and six months ended July 31, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Subscription services	$306,228	$223,742	37%	$586,231	$424,735	38%
Professional services	71,495	58,954	21%	136,922	108,918	26%
Total revenues	$377,723	$282,696	34%	$723,153	$533,653	36%
Total revenues were $378 million for the three months ended July 31, 2016, compared to $283 million during the prior year period, an increase of $95 million, or 34%. Subscription services revenues were $306 million for the three months ended July 31, 2016, compared to $224 million for the prior year period, an increase of $82 million, or 37%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $71 million for the three months ended July 31, 2016, compared to $59 million for the prior year period, an increase of $13 million, or 21%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Total revenues were $723 million for the six months ended July 31, 2016, compared to $534 million during the prior year period, an increase of $190 million, or 36%. Subscription services revenues were $586 million for the six months ended July 31, 2016, compared to $425 million for the prior year period, an increase of $161 million, or 38%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $137 million for the six months ended July 31, 2016, compared to $109 million for the prior year period, an increase of $28 million, or 26%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Operating Expenses
GAAP operating expenses were $465 million for the three months ended July 31, 2016, compared to $350 million for the prior year period, an increase of $115 million, or 33%. The increases were primarily due to an increase of $84 million in employee-related costs driven by higher headcount, $6 million in depreciation and amortization expense and $5 million in service contracts expense to expand data center capacity.
GAAP operating expenses were $884 million for the six months ended July 31, 2016, compared to $655 million for the prior year period, an increase of $229 million, or 35%. The increases were primarily due to an increase of $167 million in employee-related costs driven by higher headcount, $13 million in depreciation and amortization expense and $9 million in service contracts expense to expand data center capacity.

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
Non-GAAP operating expenses were $372 million for the three months ended July 31, 2016, compared to $283 million for the prior year period, an increase of $89 million, or 31%. The increases were primarily due to an increase of $59 million in employee-related costs driven by higher headcount, $5 million in depreciation and amortization expense and $5 million in service contracts expense to expand data center capacity.
Non-GAAP operating expenses were $706 million for the six months ended July 31, 2016, compared to $536 million for the prior year period, an increase of $170 million, or 32%. The increases were primarily due to an increase of $110 million in employee-related costs driven by higher headcount, $11 million in depreciation and amortization expense and $9 million in service contracts expense to expand data center capacity.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended July 31, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses(1)	Other Operating Expenses(2)	Non-GAAP Operating Expenses(3)
Costs of subscription services	$51,379	$(4,968)	$(133)	$46,278
Costs of professional services	66,473	(5,969)	(226)	60,278
Product development	161,886	(38,314)	(2,566)	121,006
Sales and marketing	139,177	(20,844)	(707)	117,626
General and administrative	45,705	(18,127)	(924)	26,654
Total costs and expenses	$464,620	$(88,222)	$(4,556)	$371,842

	Three Months Ended July 31, 2015
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses(3)
Costs of subscription services	$35,287	$(3,173)	$(76)	$32,038
Costs of professional services	56,792	(5,144)	(170)	51,478
Product development	115,345	(28,632)	(1,068)	85,645
Sales and marketing	106,430	(13,222)	(327)	92,881
General and administrative	36,482	(14,593)	(516)	21,373
Total costs and expenses	$350,336	$(64,764)	$(2,157)	$283,415

	Six Months Ended July 31, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses(1)	Other Operating Expenses(2)	Non-GAAP Operating Expenses(3)
Costs of subscription services	$100,579	$(9,365)	$(452)	$90,762
Costs of professional services	125,900	(11,262)	(716)	113,922
Product development	303,664	(71,282)	(6,360)	226,022
Sales and marketing	266,668	(39,846)	(1,797)	225,025
General and administrative	86,888	(34,702)	(1,736)	50,450
Total costs and expenses	$883,699	$(166,457)	$(11,061)	$706,181

	Six Months Ended July 31, 2015
	GAAP Operating Expenses	Share-Based Compensation Expenses(1)	Other Operating Expenses(2)	Non-GAAP Operating Expenses(3)
Costs of subscription services	$67,069	$(5,221)	$(262)	$61,586
Costs of professional services	102,924	(8,598)	(524)	93,802
Product development	214,680	(49,443)	(3,381)	161,856
Sales and marketing	201,325	(21,587)	(958)	178,780
General and administrative	68,699	(27,189)	(1,103)	40,407
Total costs and expenses	$654,697	$(112,038)	$(6,228)	$536,431

(1)
Share-based compensation expenses were $88 million and $65 million for the three months ended July 31, 2016 and 2015, respectively, and $166 million and $112 million for the six months ended July 31, 2016 and 2015, respectively. The increase in share-based compensation expenses was primarily due to grants of RSUs to existing and new employees. During the three and six month periods ended July 31, 2016 and 2015, the realized excess tax benefits related to share-based compensation were immaterial.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $3 million and $2 million for the three months ended July 31, 2016 and 2015, respectively, and $8 million and $6 million for the six months ended July 31, 2016 and 2015, respectively. In addition, other operating expenses included amortization of acquisition-related intangible assets of $1 million and $0.4 million for the three months ended July 31, 2016 and 2015, respectively, and $3 million and $1 million for the six months ended July 31, 2016 and 2015, respectively. Amortization of acquisition-related intangible assets is recorded as part of product development expenses.

(3)	See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $51 million for the three months ended July 31, 2016, compared to $35 million for the prior year period, an increase of $16 million or 46%. The increase was primarily due to increases of $7 million in employee-related costs driven by higher headcount, $4 million in service contracts expense to expand data center capacity, and $2 million in depreciation expense related to our data centers.
GAAP operating expenses in costs of subscription services were $101 million for the six months ended July 31, 2016, compared to $67 million for the prior year period, an increase of $34 million or 51%. The increase was primarily due to increases of $14 million in employee-related costs driven by higher headcount, $8 million in service contracts expense to expand data center capacity, and $6 million in depreciation expense related to our data centers.
Non-GAAP operating expenses in costs of subscription services were $46 million for the three months ended July 31, 2016, compared to $32 million for the prior year period, an increase of $14 million, or 44%. The increase was primarily due to increases of $6 million in employee-related costs driven by higher headcount, $4 million in service contracts expense to expand data center capacity, and $2 million in depreciation expense related to our data centers.
Non-GAAP operating expenses in costs of subscription services were $91 million for the six months ended July 31, 2016, compared to $62 million for the prior year period, an increase of $29 million, or 47%. The increase was primarily due to increases of $10 million in employee-related costs driven by higher headcount, $8 million in service contracts expense to expand data center capacity, and $6 million in depreciation expense related to our data centers.
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.

Costs of Professional Services
GAAP operating expenses in costs of professional services were $66 million for the three months ended July 31, 2016, compared to $57 million for the prior year period, an increase of $9 million, or 16%. The increase was primarily due to additional costs of $11 million to staff our deployment and integration engagements.
GAAP operating expenses in costs of professional services were $126 million for the six months ended July 31, 2016, compared to $103 million for the prior year period, an increase of $23 million, or 22%. The increase was primarily due to additional costs of $23 million to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $60 million for the three months ended July 31, 2016, compared to $51 million for the prior year period, an increase of $9 million, or 18%. The increase was primarily due to additional costs of $10 million to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $114 million for the six months ended July 31, 2016, compared to $94 million for the prior year period, an increase of $20 million, or 21%. The increase was primarily due to additional costs of $20 million to staff our deployment and integration engagements.
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
Due to the increase in demand for our professional services, we have increased both our internal professional services staff as well as third-party supplemental staff. Going forward, we expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we increasingly rely on third parties to deploy our applications and as the number of our customers continues to grow. For fiscal 2017, we anticipate GAAP and non-GAAP professional services margins to be lower than fiscal 2016 as we invest in building our partnership ecosystem in the education and government sectors, as well as internationally.
Product Development
GAAP operating expenses in product development were $162 million for the three months ended July 31, 2016, compared to $115 million for the prior year period, an increase of $47 million, or 41%. The increase was primarily due to increases of $37 million in employee-related costs driven by higher headcount and $6 million in facility and IT-related expenses.
GAAP operating expenses in product development were $304 million for the six months ended July 31, 2016, compared to $215 million for the prior year period, an increase of $89 million, or 41%. The increase was primarily due to increases of $69 million in employee-related costs driven by higher headcount and $12 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $121 million for the three months ended July 31, 2016, compared to $86 million for the prior year period, an increase of $35 million, or 41%. The increase was primarily due to increases of $27 million in employee-related costs driven by higher headcount and $6 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $226 million for the six months ended July 31, 2016, compared to $162 million for the prior year period, an increase of $64 million, or 40%. The increase was primarily due to increases of $47 million in employee-related costs driven by higher headcount and $12 million in facility and IT-related expenses.
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $139 million for the three months ended July 31, 2016, compared to $106 million for the prior year period, an increase of $33 million, or 31%. The increase was primarily due to increases of $26 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $2 million in facility and IT-related expenses, and $2 million in advertising, marketing and event costs.
GAAP operating expenses in sales and marketing were $267 million for the six months ended July 31, 2016, compared to $201 million for the prior year period, an increase of $66 million, or 33%. The increase was primarily due to increases of $51 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $5 million in facility and IT-related expenses, and $4 million in advertising, marketing and event costs.
Non-GAAP operating expenses in sales and marketing were $118 million for the three months ended July 31, 2016, compared to $93 million for the prior year period, an increase of $25 million, or 27%. The increase was primarily due to increases of $18 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $2 million in facility and IT-related expenses, and $2 million in advertising, marketing and event costs.

Non-GAAP operating expenses in sales and marketing were $225 million for the six months ended July 31, 2016, compared to $179 million for the prior year period, an increase of $46 million, or 26%. The increase was primarily due to increases of $32 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $5 million in facility and IT-related expenses, and $4 million in advertising, marketing and event costs.
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and Administrative
GAAP operating expenses in general and administrative were $46 million for the three months ended July 31, 2016, compared to $36 million for the prior year period, an increase of $10 million, or 28%. The increase was primarily due to $7 million in additional employee-related costs driven by higher headcount and $2 million in higher professional fees.
GAAP operating expenses in general and administrative were $87 million for the six months ended July 31, 2016, compared to $69 million for the prior year period, an increase of $18 million, or 26%. The increase was primarily due to $14 million in additional employee-related costs driven by higher headcount and $3 million in higher professional fees.
Non-GAAP operating expenses in general and administrative were $27 million for the three months ended July 31, 2016, compared to $21 million for the prior year period, an increase of $6 million, or 29%. The increase was primarily due to $3 million in employee-related costs driven by higher headcount and $2 million in higher professional fees.
Non-GAAP operating expenses in general and administrative were $50 million for the six months ended July 31, 2016, compared to $40 million for the prior year period, an increase of $10 million, or 25%. The increase was primarily due to $7 million in employee-related costs driven by higher headcount and $3 million in higher professional fees.
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins improved from (24)% for the three months ended July 31, 2015 to (23)% for the three months ended July 31, 2016. The improvements in our GAAP operating margins in the three months ended July 31, 2016 were primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
GAAP operating margins improved from (23)% for the six months ended July 31, 2015 to (22)% for the six months ended July 31, 2016. The improvements in our non-GAAP operating margins in the six months ended July 31, 2016 were primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
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
Non-GAAP operating margins improved from (0.3)% for the three months ended July 31, 2015 to 1.6% for the three months ended July 31, 2016. The improvements in our non-GAAP operating margins in the three months ended July 31, 2016 were primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
Non-GAAP operating margins improved from (0.5)% for the six months ended July 31, 2015 to 2.3% for the six months ended July 31, 2016. The improvements in our non-GAAP operating margins in the six months ended July 31, 2016 were primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.

Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended July 31, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(23.0)%	23.4%	1.2%	1.6%

	Three Months Ended July 31, 2015
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(23.9)%	22.9%	0.7%	(0.3)%

	Six Months Ended July 31, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(22.2)%	23.0%	1.5%	2.3%

	Six Months Ended July 31, 2015
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(22.7)%	21.0%	1.2%	(0.5)%

(1)	See “Non-GAAP Financial Measures” below for further information.
Other Expense, Net
Other expense, net, increased $17 million and $16 million for the three and six months ended July 31, 2016 as compared to the prior year periods. The increases were primarily a result of a $15 million impairment of a cost method investment recorded in the second quarter of the current fiscal year and a $3 million gain from sale of a cost method investment recorded in the second quarter of the prior fiscal year, offset by increases in interest income of $2 million and $3 million for each of the three and six month periods ended July 31, 2016, respectively.
Liquidity and Capital Resources
As of July 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.1 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, U.S. corporate securities, commercial paper, and money market funds.
We have financed our operations primarily through sales of equity securities, customer payments, and issuance of debt. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing of construction of facilities in Pleasanton, California and the acquisition of additional facilities, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services, and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services and technologies or intellectual property rights in the future. We also may choose to seek additional equity or debt financing.
Our cash flows for the three and six months ended July 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$6,258	$15,188	$167,724	$107,387
Investing activities	(30,779)	(73,402)	(92,123)	(195,890)
Financing activities	25,590	18,518	29,347	21,051
Effect of exchange rate changes	(144)	(210)	494	(162)
Net increase (decrease) in cash and cash equivalents	$925	$(39,906)	$105,442	$(67,614)

Operating Activities
Cash provided by operating activities was $6 million and $15 million for the three months ended July 31, 2016 and 2015, respectively. The decrease in cash flow provided by operating activities was primarily due to increases in accounts receivable driven by growth in our customer sales contracts, along with higher operating expenses driven by increased headcount.
Cash provided by operating activities was $168 million and $107 million for the six months ended July 31, 2016 and 2015, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Investing Activities
Cash used in investing activities for the three months ended July 31, 2016 was $31 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures for the development center of $6 million, capital expenditures for data center and office space projects of $27 million, and a net cash outflow of $4 million related to an acquisition. These payments were partially offset by proceeds of $29 million from the sale of available-for-sale securities.
Cash used in investing activities for the three months ended July 31, 2015 was $73 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures of $25 million, purchases of cost method investments of $16 million, and a net cash outflow of $8 million related to an acquisition. These payments were partially offset by proceeds of $20 million from the sale of available-for-sale securities, and proceeds of $4 million from the sale of a cost method investment.
Cash used in investing activities for the six months ended July 31, 2016 was $92 million, which was primarily the result of the timing of purchases and maturities of marketable securities, the purchase of an office building and land in Pleasanton, California for $15 million, capital expenditures for the development center of $11 million, and capital expenditures for data center and office space projects of $61 million. These payments were partially offset by proceeds of $29 million from the sale of available-for-sale securities.
Cash used in investing activities for the six months ended July 31, 2015 was $196 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures of $54 million, purchases of cost method investments of $16 million, and a net cash outflow of $8 million related to an acquisition. These payments were partially offset by proceeds of $30 million from the sale of available-for-sale securities, and proceeds of $4 million from the sale of a cost method investment.
We began construction of the development center, consisting of approximately 410,000 square feet of office space in Pleasanton, California, during the first quarter of fiscal 2017. We expect capital expenditures related to owned real estate projects will be approximately $125 million for fiscal 2017. We expect capital expenditures, excluding owned real estate projects, will be approximately $160 million for fiscal 2017. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.
Financing Activities
For the three months ended July 31, 2016, cash provided by financing activities was $26 million, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
For the three months ended July 31, 2015, cash provided by financing activities was $19 million, which was primarily due to $19 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $1 million in principal payments on our capital lease obligations.
For the six months ended July 31, 2016, cash provided by financing activities was $29 million, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
For the six months ended July 31, 2015, cash provided by financing activities was $21 million, which was primarily due to $23 million of proceeds from the issuance of common stock from employee equity plans, partially offset by $2 million in principal payments on our capital lease obligations.
Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). See “Non-GAAP Financial Measures” below for further information.

Free cash flows decreased by $10 million to $(20) million for the three months ended July 31, 2016, compared to $(10) million for the prior year period. The decrease was primarily due to increases in accounts receivable driven by growth in our customer sales contracts, along with increases in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount.
Free cash flows improved by $53 million to $107 million for the six months ended July 31, 2016, compared to $54 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections, partially offset by increases in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount.
Reconciliations of Net cash provided by (used in) operating activities to free cash flows were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net cash provided by (used in) operating activities	$6,258	$15,188	$167,724	$107,387
Capital expenditures, excluding owned real estate projects	(26,539)	(25,469)	(61,017)	(53,789)
Free cash flows	$(20,281)	$(10,281)	$106,707	$53,598

	Trailing Twelve Months Ended July 31,
	2016	2015
Net cash provided by (used in) operating activities	$318,974	$196,704
Capital expenditures, excluding owned real estate projects	(140,895)	(119,153)
Free cash flows	$178,079	$77,551

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

Free Cash Flows
We define free cash flows as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). Capital expenditures deducted from cash flows from operations do not include purchases of land and buildings, and construction costs of our new development center and of other owned buildings. We exclude these owned real estate projects as they are infrequent, non-recurring in nature and distinctly separate from our ongoing business operations. We use free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. We believe information regarding free cash flows provides investors and others with an important perspective on the cash available to make strategic acquisitions and investments, to fund ongoing operations and to fund other capital expenditures.
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
See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three and six months ended July 31, 2016 and 2015.
See Liquidity and Capital Resources—Free Cash Flows for a reconciliation from the most comparable GAAP measure, Net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flow, for the three and six months ended July 31, 2016 and 2015.
Commitments
Our contractual commitments primarily consist of our convertible senior notes due in 2018 and 2020, as well as obligations under leases for office space and co-location facilities for data center capacity. As of July 31, 2016, the future non-cancelable minimum payments under operating leases were $242 million. During the remainder of the year ended January 31, 2017, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. We started construction of our new development center, consisting of approximately 410,000 square feet of office space, on this property in the first quarter of fiscal 2017. As noted in the Liquidity and Capital Resources section above, we expect capital expenditures related to owned real estate projects, which includes the development center, will be approximately $125 million for fiscal 2017.
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

Off-Balance Sheet Arrangements
Through July 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the six months ended July 31, 2016, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 22, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our most significant currency exposures are the Euro, British Pound Sterling and Canadian Dollar. Due to the relative size of our international operations to date and the fact that the majority of our international customer contracts are currently in U.S. dollars, our foreign currency exposure has been fairly limited. We anticipate that our exposure to foreign currency fluctuations will increase over time, and, as a result, we have a hedging program focused on certain currencies. For fiscal 2017 and beyond, we expect the number of customer contracts denominated in currencies other than the U.S. dollars to increase.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $2.1 billion as of July 31, 2016. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate securities, commercial paper, and money market funds. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $10 million market value reduction in our investment portfolio as of July 31, 2016. The majority of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $6 million as of July 31, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
Our Notes have fixed annual interest rates at 0.75% and 1.50% and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $315 million and $206 million, respectively, as of July 31, 2016. These represent the liability component of the principal balance of our Notes as of July 31, 2016. The total estimated fair values of the 2018 Notes and 2020 Notes at July 31, 2016 were $411 million and $309 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at July 31, 2016, which were $117.35 and $123.73, respectively. For further information, see Note 8 of the notes to condensed consolidated financial statements.
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
In addition, we rely upon Amazon Web Services (AWS), which provides a distributed computing infrastructure platform for business operations, to operate certain aspects of our services, such as environments for development testing, training and sales demonstrations. Given this, any disruption of or interference with our use of AWS would impact our operations and our business could be adversely impacted.
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
Additionally, we expect that existing laws, regulations and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, cost of compliance and limitations on data collection, use, disclosure and transfer for Workday and our customers. The European Union and United States recently agreed to a framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework may be challenged by national regulators or private parties. In addition, the other bases on which we and our customers rely for the transfer of data, such as model contracts, have been subjected to regulatory or judicial scrutiny. If we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our applications, require us to restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue.
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
In addition to government activity, privacy advocacy groups and the technology and other industries have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our applications and adversely affect our business.

We have experienced rapid growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls or adequately address competitive challenges.
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 1,550 employees at the time of our initial public offering in October 2012 to approximately 6,000 employees as of July 31, 2016, and have also significantly increased the size of our customer base. We anticipate that we will significantly expand our operations and headcount in the near term, and will continue to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
We believe that a critical component of our success has been our corporate culture, as reflected in our core values: employees, customer service, innovation, integrity, fun and profitability. We have invested substantial time and resources in building our team. As we continue to grow, both organically and through acquisitions of employee teams, and develop the infrastructure associated with being a more mature public company, we will need to maintain our corporate culture among a larger number of employees. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

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
Our ability to increase revenues and achieve and maintain profitability depends, in large part, on widespread acceptance of our applications by large businesses and other organizations. Sales efforts targeted at these large customers involve greater costs, longer sales cycles and less predictability in completing some of our sales. Our customers’ deployment timeframes vary based on many factors including the number and type of applications being deployed, the complexity and scale of the customers’ businesses, the configuration requirements, the number of integrations with other systems and other factors, many of which are beyond our control. In the large enterprise market, the customer’s decision to use our applications may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. In addition, our target customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors. Our typical sales cycles are six to twelve months, and we expect that this lengthy sales cycle may continue or increase as customers increasingly adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period.
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
The majority of our international costs are denominated in local currencies. In addition, we anticipate that over time, an increasing portion of our international sales contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We have a hedging program but we cannot ensure that this hedging program will be effective and we will continue to have risk of exchange rate fluctuations.
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
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties may affect one or more of the sectors or countries in which we sell our applications.
The vote of the United Kingdom (UK) to leave the European Union (EU), known as Brexit, has created substantial economic and political uncertainty, the impact of which depends on the terms of the UK's withdrawal from the EU, which may not be determined for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending, and may ultimately result in new regulatory and cost challenges to our UK and other international operations. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. Brexit has had an effect on global markets and currencies, including a decline in the value of the British Pound Sterling as compared to the U.S. dollar. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position.
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
As of July 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2024 and 2017 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us to pay additional tax amounts,and fines or penalties and interest for past amounts. Existing tax laws, statutes, rules, regulations or ordinances could also be interpreted, changed, modified or applied adversely to our customers (possibly with retroactive effect), which could require our customers to pay additional tax amounts with respect to services we have provided, and fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows. If our customers must pay additional fines or penalties, it could adversely affect demand for our services.
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
As of July 31, 2016, our co-founder and Chairman Mr. Duffield, together with his affiliates, held voting rights with respect to 65 million shares of Class B common stock and 1 million shares of Class A common stock. In addition, Mr. Duffield holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of July 31, 2016, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7 million shares of Class B common stock and 0.1 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3 million shares of Class B common stock, 1 million shares of Class B restricted stock and 0.3 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2016. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
Dated: September 2, 2016

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