Form 10-Q
period 2016-10-31
Workday, Inc.
filed 2016-12-02
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2016, there were approximately 201 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$386,557	$300,087
Marketable securities	1,527,238	1,669,372
Accounts receivable, net	268,945	293,407
Deferred costs	23,067	21,817
Prepaid expenses and other current assets	88,788	77,625
Total current assets	2,294,595	2,362,308
Property and equipment, net	334,265	214,158
Deferred costs, noncurrent	33,551	30,074
Goodwill and acquisition-related intangible assets, net	212,087	65,816
Other assets	48,071	57,738
Total assets	$2,922,569	$2,730,094
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,374	$19,605
Accrued expenses and other current liabilities	66,075	43,122
Accrued compensation	103,206	91,211
Unearned revenue	900,441	768,741
Total current liabilities	1,098,096	922,679
Convertible senior notes, net	527,547	507,476
Unearned revenue, noncurrent	123,179	130,988
Other liabilities	36,288	32,794
Total liabilities	1,785,110	1,593,937
Stockholders’ equity:
Common stock	200	193
Additional paid-in capital	2,549,639	2,247,454
Accumulated other comprehensive income	2,622	799
Accumulated deficit	(1,415,002)	(1,112,289)
Total stockholders’ equity	1,137,459	1,136,157
Total liabilities and stockholders’ equity	$2,922,569	$2,730,094
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenues:
Subscription services	$335,722	$242,700	$921,953	$667,435
Professional services	73,860	62,566	210,782	171,484
Total revenues	409,582	305,266	1,132,735	838,919
Costs and expenses(1):
Costs of subscription services	54,645	39,791	155,224	106,860
Costs of professional services	72,240	61,963	198,140	164,887
Product development	185,311	124,020	488,975	338,700
Sales and marketing	149,549	111,658	416,217	312,983
General and administrative	57,721	38,008	144,609	106,707
Total costs and expenses	519,466	375,440	1,403,165	1,030,137
Operating loss	(109,884)	(70,174)	(270,430)	(191,218)
Other expense, net	(3,105)	(6,722)	(30,136)	(17,737)
Loss before provision for (benefit from) income taxes	(112,989)	(76,896)	(300,566)	(208,955)
Provision for (benefit from) income taxes	1,077	915	2,147	(165)
Net loss	$(114,066)	$(77,811)	$(302,713)	$(208,790)
Net loss per share, basic and diluted	$(0.57)	$(0.41)	$(1.54)	$(1.10)
Weighted-average shares used to compute net loss per share, basic and diluted	199,479	190,727	197,093	189,185

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$5,472	$3,203	$14,837	$8,424
Costs of professional services	7,436	5,424	18,698	14,022
Product development	45,968	29,547	117,250	78,990
Sales and marketing	22,597	15,321	62,443	36,908
General and administrative	24,982	15,164	59,684	42,353
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net loss	$(114,066)	$(77,811)	$(302,713)	$(208,790)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(322)	(318)	111	(518)
Net change in unrealized gains (losses) on available-for-sale investments	(392)	(237)	542	(574)
Net change in market value of effective foreign currency forward exchange contracts	5,924	181	1,170	1,178
Other comprehensive income (loss), net of tax	5,210	(374)	1,823	86
Comprehensive loss	$(108,856)	$(78,185)	$(300,890)	$(208,704)
See Notes to Condensed Consolidated Financial Statements.

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Cash flows from operating activities
Net loss	$(114,066)	$(77,811)	$(302,713)	$(208,790)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,453	22,260	83,239	60,717
Share-based compensation expenses	100,098	68,659	266,555	180,697
Amortization of deferred costs	6,507	5,389	18,520	17,749
Amortization of debt discount and issuance costs	6,782	6,422	20,071	19,008
Gain on sale of cost method investment	—	—	(65)	(3,220)
Impairment of cost method investment	—	—	15,000	—
Other	78	48	1,678	(1,334)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(20,360)	(14,727)	24,695	17,420
Deferred costs	(7,973)	(8,744)	(23,247)	(19,327)
Prepaid expenses and other assets	(1,425)	(9,522)	(14,103)	(24,998)
Accounts payable	2,260	(3,719)	2,080	461
Accrued expense and other liabilities	30,591	29,785	29,619	36,700
Unearned revenue	38,514	34,719	117,854	85,063
Net cash provided by (used in) operating activities	71,459	52,759	239,183	160,146
Cash flows from investing activities
Purchases of marketable securities	(380,620)	(623,377)	(1,571,756)	(1,485,422)
Maturities of marketable securities	449,592	551,270	1,614,495	1,261,863
Sales of available-for-sale securities	63,340	69,187	92,192	98,711
Business combinations, net of cash acquired	(144,209)	(23,475)	(147,879)	(31,436)
Owned real estate projects	(59,705)	—	(85,479)	—
Capital expenditures, excluding owned real estate projects	(27,518)	(37,893)	(88,535)	(91,682)
Purchases of cost method investments	—	(700)	(300)	(16,450)
Sale of cost method investment	—	—	315	3,538
Change in restricted cash	3,900	—	(100)	—
Other	—	—	(296)	—
Net cash provided by (used in) investing activities	(95,220)	(64,988)	(187,343)	(260,878)
Cash flows from financing activities
Proceeds from issuance of common stock from employee equity plans	4,491	2,360	33,267	25,096
Principal payments on capital lease obligations	—	(663)	—	(3,127)
Other	435	246	1,006	1,025
Net cash provided by (used in) financing activities	4,926	1,943	34,273	22,994
Effect of exchange rate changes	(137)	(399)	357	(561)
Net increase (decrease) in cash and cash equivalents	(18,972)	(10,685)	86,470	(78,299)
Cash and cash equivalents at the beginning of period	405,529	230,578	300,087	298,192
Cash and cash equivalents at the end of period	$386,557	$219,893	$386,557	$219,893
Supplemental cash flow data
Cash paid for interest	$48	$8	$3,293	$3,252
Cash paid for income taxes	655	618	4,802	1,652
Non-cash investing and financing activities:
Vesting of early exercise stock options	$445	$472	$1,365	$1,416
Property and equipment, accrued but not paid	25,917	17,237	25,917	17,237
Non-cash additions to property and equipment	67	4,308	982	6,491
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended October 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2016, filed on March 22, 2016. There have been no changes to our significant accounting policies described in the annual report that have had a material impact on our condensed consolidated financial statements and related notes.
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
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and are in process of assessing the financial statement impact of adoption.

On January 5, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which requires entities to carry all investments in equity securities at fair value through net income. The guidance is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. The guidance is effective for our fiscal year beginning February 1, 2019. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and classification in the statement of cash flows. The guidance is effective for our fiscal year beginning February 1, 2017. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and are in the process of assessing the financial statement impact of adoption.
On October 24, 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to the issuance of this ASU, existing guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. The guidance is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
Note 2. Marketable Securities
At October 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$972,605	$507	$(101)	$973,011
U.S. treasury securities	192,253	107	(15)	192,345
U.S. corporate securities	187,606	26	(207)	187,425
Commercial paper	261,177	—	—	261,177
Money market funds	162,001	—	—	162,001
	$1,775,642	$640	$(323)	$1,775,959
Included in cash and cash equivalents	$248,721	$—	$—	$248,721
Included in marketable securities	$1,526,921	$640	$(323)	$1,527,238
At January 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,018,513	$127	$(405)	$1,018,235
U.S. treasury securities	338,736	70	(141)	338,665
U.S. corporate securities	135,065	36	(18)	135,083
Commercial paper	177,390	—	(1)	177,389
Money market funds	148,961	—	—	148,961
	$1,818,665	$233	$(565)	$1,818,333
Included in cash and cash equivalents	$148,961	$—	$—	$148,961
Included in marketable securities	$1,669,704	$233	$(565)	$1,669,372

We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of October 31, 2016. No marketable securities held as of October 31, 2016 have been in a continuous unrealized loss position for more than 12 months. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond 12 months as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remainder of the securities are reflected in cash and cash equivalents. During the three and nine months ended October 31, 2016, we sold $63 million and $92 million, respectively, of our marketable securities and the realized gains from the sales are immaterial.
Note 3. Deferred Costs
Deferred costs consisted of the following (in thousands):

	October 31, 2016	January 31, 2016
Current:
Deferred professional service costs	$580	$895
Deferred sales commissions	22,487	20,922
Total	$23,067	$21,817
Noncurrent:
Deferred professional service costs	$—	$360
Deferred sales commissions	33,551	29,714
Total	$33,551	$30,074
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2016	January 31, 2016
Land	$6,592	$—
Buildings	92,366	4,280
Computers, equipment and software	292,662	230,705
Computers, equipment and software acquired under capital leases	17,958	24,400
Furniture and fixtures	22,937	18,894
Leasehold improvements	107,959	86,282
	540,474	364,561
Less accumulated depreciation and amortization	(206,209)	(150,403)
Property and equipment, net	$334,265	$214,158
During the third quarter of fiscal 2017, we purchased real property located in Pleasanton, California, which includes land together with an office building of approximately 209,000 square feet and parking structures, for $47 million.
During the first quarter of fiscal 2017, we purchased real property located in Pleasanton, California, which includes land together with an office building of approximately 58,000 square feet, for $15 million. Additionally, we started construction of our new customer briefing and development center (development center) in Pleasanton, California, consisting of approximately 410,000 square feet of office space.
Depreciation expense totaled $23 million and $18 million for the three months ended October 31, 2016 and 2015, respectively, and $67 million and $51 million for the nine months ended October 31, 2016 and 2015, respectively.
Note 5. Business Combinations
On August 5, 2016, we acquired a leading provider of operational analytics and data discovery tools for the purpose of enriching the analytics in our products. We have included the financial results of the acquired company in the consolidated financial statements from the date of acquisition. The purchase consideration of this acquisition was $144 million, net of cash acquired.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash and cash equivalents	$3,213
Other tangible assets	3,523
Acquired developed technology	42,000
Customer relationship assets	1,000
Accounts payable and other liabilities	(1,737)
Unearned revenue	(6,000)
Net assets acquired	41,999
Goodwill	105,423
Total purchase consideration	$147,422
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The preliminary estimated fair values of assets acquired and liabilities assumed, including current income taxes payable and deferred taxes, and identifiable intangible assets may be subject to change as additional information is received and certain tax returns are finalized. We expect to finalize the allocation of purchase consideration as soon as practicable and no later than one year from the acquisition date.
Developed technology represents the estimated fair value of the acquired existing technology. The goodwill balance is not deductible for U.S. income tax purposes.
Additionally, during the second quarter of fiscal 2017, we acquired a cloud-based educational video platform company for $5 million, resulting in increases of $3 million and $2 million in acquired developed technology and goodwill, respectively.
Note 6. Goodwill and Acquisition-related Intangible Assets, Net
Goodwill and acquisition-related intangible assets, net consisted of the following (in thousands):

	October 31, 2016	January 31, 2016
Acquired developed technology	$65,500	$20,461
Customer relationship assets	1,338	338
	66,838	20,799
Less accumulated amortization	(12,946)	(5,308)
Acquisition-related intangible assets, net	53,892	15,491
Goodwill	158,195	50,325
Goodwill and acquisition-related intangible assets, net	$212,087	$65,816
Developed technology and customer relationship assets from acquisitions are typically amortized over a useful life of three to four years. Goodwill amounts are not amortized, but rather tested for impairment at least annually during the last three months of the fiscal year. As of October 31, 2016, our future estimated amortization expense related to acquired developed technology and customer relationship assets is as follows (in thousands):

Fiscal Period:
2017	$5,105
2018	19,286
2019	18,904
2020	10,281
2021	316
Total	$53,892

Note 7. Other Assets
Other assets consisted of the following (in thousands):

	October 31, 2016	January 31, 2016
Cost method investments	$14,004	$28,742
Acquired land leasehold interest, net	9,702	9,781
Technology patents, net	2,328	3,020
Other	22,037	16,195
Total	$48,071	$57,738
Amortization expense related to the acquired land leasehold interest and technology patents was less than $0.3 million for each of the three month periods ended October 31, 2016 and 2015, and $0.8 million for each of the nine month periods ended October 31, 2016 and 2015.
During the second quarter of fiscal 2017, we recorded a $15 million other-than-temporary impairment for one of our cost method investments. The impairment expense was recorded in Other expense, net in the condensed consolidated statements of operations. We test our cost method investments for impairment at least annually, and more frequently upon the occurrence of certain events.
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
Based on our valuation of our marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets or liabilities measured using Level 3 inputs. The following tables present information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of October 31, 2016
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$973,011	$973,011
U.S. treasury securities	192,345	—	192,345
U.S. corporate securities	—	187,425	187,425
Commercial paper	—	261,177	261,177
Money market funds	162,001	—	162,001
	$354,346	$1,421,613	$1,775,959
Included in cash and cash equivalents			$248,721
Included in marketable securities			$1,527,238

	Fair Value Measurements as of January 31, 2016
Description	Level 1	Level 2	Total
U.S. agency obligations	$—	$1,018,235	$1,018,235
U.S. treasury securities	338,665	—	338,665
U.S. corporate securities	—	135,083	135,083
Commercial paper	—	177,389	177,389
Money market funds	148,961	—	148,961
	$487,626	$1,330,707	$1,818,333
Included in cash and cash equivalents			$148,961
Included in marketable securities			$1,669,372
Financial Liabilities
The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows (in thousands):

	October 31, 2016		January 31, 2016
	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value
0.75% Convertible senior notes	$321,635	$416,392	$310,013	$362,250
1.50% Convertible senior notes	210,812	310,170	203,923	264,063
The difference between the principal amount of the notes, $350 million for the 0.75% convertible senior notes and $250 million for the 1.50% convertible senior notes, and the net carrying amount before unamortized debt issuance costs represents the unamortized debt discount (see Note 9). The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on the last trading day of each reporting period.
Based on the closing price of our common stock of $86.68 on October 31, 2016, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were greater than their respective principal amounts.
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
Cash Flow Hedges
We are exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. We have a hedging program in which we enter into foreign currency forward contracts related to certain customer contracts. We designate these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. The effective portion of the gains or losses resulting from changes in the fair value of these hedges is recorded in Accumulated other comprehensive income (loss) (OCI) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item in the condensed consolidated statements of operations in the same period that the underlying revenues are earned. The changes in value of these contracts resulting from changes in forward points on our forward contracts are excluded from the assessment of hedge effectiveness and are recorded as incurred in Other expense, net in the condensed consolidated statements of operations. Cash flows from such forward contracts are classified as operating activities.
As of October 31, 2016 and January 31, 2016, we had 159 and 65 outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $224 million and $133 million, respectively. All contracts have maturities not greater than 15 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During the three and nine months ended October 31, 2016, all cash flow hedges were considered effective.

Foreign Currency Forward Contracts not Designated as Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are recorded in Other expense, net in our condensed consolidated statements of operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. Cash flows from such forward contracts are classified as operating activities.
As of October 31, 2016 and January 31, 2016, we had 23 and 21 outstanding forward contracts with total notional values of $32 million and $22 million, respectively. All contracts have maturities not greater than 15 months.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2016	January 31, 2016
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$6,940	$4,695
Foreign currency forward contracts designated as cash flow hedges	Other assets	88	—
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	350	605
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$1,445	$98
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	190	56
Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss Locations	Three Months Ended October 31,		Nine Months Ended October 31,
		2016	2015	2016	2015
Gains (losses) recognized in OCI (effective portion)(1)	Net change in market value of effective foreign currency forward exchange contracts	$6,107	$182	$1,606	$1,180
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	183	1	436	2
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other expense, net	517	44	833	86

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of October 31, 2016, net gains of $1.8 million are expected to be reclassified out of Accumulated other comprehensive income (loss) within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statement of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
Derivative Type		2016	2015	2016	2015
Foreign currency forward contracts not designated as hedges	Other expense, net	$1,195	$270	$654	$348

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
As of October 31, 2016, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative Assets:
Counterparty A	$810	$—	$810	$(810)	$—	$—
Counterparty B	6,568	—	6,568	(783)	—	5,785
Total	$7,378	$—	$7,378	$(1,593)	$—	$5,785

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative Liabilities:
Counterparty A	$852	$—	$852	$(810)	$—	$42
Counterparty B	783	—	783	(783)	—	—
Total	$1,635	$—	$1,635	$(1,593)	$—	$42
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
We allocated the total issuance costs incurred to the Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.4 million and $1 million for each of the three and nine month periods ended October 31, 2016 and 2015. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million and $0.5 million for each of the three and nine month periods ended October 31, 2016 and 2015.
The Notes, net consisted of the following (in thousands):

	October 31, 2016		January 31, 2016
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount(1)	(28,365)	(39,188)	(39,987)	(46,077)
Net carrying amount before unamortized debt issuance costs	321,635	210,812	310,013	203,923
Unamortized debt issuance costs(1)	(2,402)	(2,498)	(3,458)	(3,002)
Net carrying amount	$319,233	$208,314	$306,555	$200,921
Carrying amount of the equity component(2)	$74,892	$66,007	$74,892	$66,007

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
As of October 31, 2016, the remaining life of the 2018 Notes and 2020 Notes is approximately 20 months and 44 months, respectively.

The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016		2015		2016		2015
	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$656	$938	$656	$938	$1,969	$2,813	$1,969	$2,813
Interest cost related to amortization of debt issuance costs	352	167	353	168	1,056	504	1,057	505
Interest cost related to amortization of the debt discount	3,930	2,333	3,710	2,191	11,622	6,889	10,974	6,472
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
Note 10. Commitments and Contingencies
Facility and Computing Infrastructure-related Commitments
We have entered into non-cancelable agreements for certain of our offices, data centers and computing infrastructure platforms with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 15). Our operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage, as well as data center power capacity for certain data centers. We generally recognize these expenses on a straight-line basis over the period in which we benefit from the lease and we have accrued for rent expense incurred but not paid. Total rent expense was $19 million and $13 million for the three months ended October 31, 2016 and 2015, respectively, and $53 million and $32 million for the nine months ended October 31, 2016 and 2015, respectively.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of vacant land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease.

Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. In our opinion, as of October 31, 2016, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 11. Common Stock and Stockholders’ Equity
Common Stock
As of October 31, 2016, there were 125 million shares of Class A common stock and 76 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (EIP) serves as the successor to our 2005 Stock Plan (together with the EIP, the Stock Plans). Pursuant to the terms of the EIP, the share reserve increased by 10 million shares on March 31, 2016, and as of October 31, 2016, we had approximately 58 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 16 and December 16 and exercisable on or about the succeeding December 15 and June 15, respectively, of each year. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares on March 31, 2016. As of October 31, 2016, 6 million shares of Class A common stock were available for issuance under the ESPP.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. Prior to our initial public offering, we also issued nonstatutory options outside of the Stock Plans. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the nine months ended October 31, 2016 is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2016	12,862,976	$4.21	$756
Stock option grants	—	—
Stock options exercised	(3,090,247)	3.88
Stock options canceled	(79,094)	9.37
Balance as of October 31, 2016	9,693,635	$4.27	$799
Vested and expected to vest as of October 31, 2016	9,679,684	$4.26	$798
Exercisable as of October 31, 2016	9,281,018	$4.02	$767
As of October 31, 2016, there was a total of $6 million in unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 10 months.

Common Stock Subject to Repurchase
The Stock Plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. We had $1 million and $3 million recorded in liabilities related to early exercises of stock options as of October 31, 2016 and January 31, 2016, respectively.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units ("RSUs") to employees. RSUs generally vest over four years. A summary of information related to RSU activity during the nine months ended October 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2016	9,211,082	$81.48
RSUs granted	6,493,662	75.89
RSUs vested	(3,065,468)	81.15
RSUs forfeited	(589,088)	78.17
Balance as of October 31, 2016	12,050,188	$78.71
As of October 31, 2016, there was a total of $825 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.8 years.
Restricted Stock Awards
The Stock Plans provide for the issuance of restricted stock awards to employees. Restricted stock awards generally vest over five years. Under the EIP, $0.3 million restricted awards of Class B common stock are outstanding with weighted average grant date fair value of $13.05, all of which are subject to forfeiture as of October 31, 2016. During the nine months ended October 31, 2016, $0.2 million shares of restricted stock awards vested with weighted average grant date fair value of $12.65.
As of October 31, 2016, there was a total of $3 million in unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.1 years.
Performance-based Restricted Stock Units
During the first quarter of fiscal 2017, 0.1 million shares of performance-based restricted stock units (PRSUs) were granted to the Chairman of the Board, Chief Executive Officer and certain of Workday’s executive management. These PRSU awards include performance conditions and service conditions, and will generally vest over four years if the performance conditions are achieved for the fiscal year ended January 31, 2017. As of October 31, 2016, vesting of the PRSUs was not considered probable. As a result, no compensation expense was recognized.
Additionally, during fiscal 2017, 0.3 million shares of PRSUs were granted to all employees other than executive management and include performance conditions related to company-wide goals and service conditions. We expect to grant additional shares related to this program for employees hired in fiscal 2017. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2017 and if the individual employee continues to provide service through the vesting date of March 15, 2017. As of October 31, 2016, vesting of these PRSUs was considered probable, and there was a total of $18 million in unrecognized compensation cost related to these performance-based restricted stock units which will be recognized over a weighted-average period of less than 5 months.

Note 12. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Interest income	$2,805	$1,126	$7,916	$3,079
Interest expense (1)	(7,206)	(8,001)	(23,151)	(23,838)
Gain from sale of cost method investment	—	—	65	3,220
Impairment of cost method investment	—	—	(15,000)	—
Other income (expense)	1,296	153	34	(198)
Other expense, net	$(3,105)	$(6,722)	$(30,136)	$(17,737)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes and non-cash interest related to amortization of the debt discount and debt issuance costs (see Note 9).

Note 13. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported a tax provision of $2 million for the nine months ended October 31, 2016 and a tax benefit of $0.2 million for the nine months ended October 31, 2015. The income tax provision of $2 million for the nine months ended October 31, 2016 was primarily attributable to $3 million in state taxes and income tax expense in profitable foreign jurisdictions offset by a $1 million benefit from the release of a valuation allowance resulting from certain acquired intangible assets from a business acquisition from the prior quarter.
The tax benefit of $0.2 million for the nine months ended October 31, 2015 consisted of a $2.8 million provision primarily resulting from income tax expense in profitable foreign jurisdictions and U.S. income tax expense on estimated taxable income before considering the realization of excess benefits from stock based compensation offset by a $3 million tax benefit from the release of an acquired uncertain tax position including interest and penalties due to the lapse of the statute of limitations.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of October 31, 2016, we intend to continue maintaining a full valuation allowance on our deferred tax assets except for certain foreign jurisdictions.
Note 14. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options, outstanding warrants, common stock related to unvested early exercised stock options, common stock related to unvested restricted stock units and awards and convertible senior notes to the extent dilutive, and common stock issuable pursuant to the ESPP. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016		2015		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(70,639)	$(43,427)	$(45,622)	$(32,189)	$(185,317)	$(117,396)	$(120,938)	$(87,852)
Denominator:
Weighted-average common shares outstanding	123,534	75,945	111,826	78,901	120,657	76,436	109,582	79,603
Basic and diluted net loss per share	$(0.57)	$(0.57)	$(0.41)	$(0.41)	$(1.54)	$(1.54)	$(1.10)	$(1.10)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of October 31,
	2016	2015
Outstanding common stock options	9,694	13,877
Shares subject to repurchase	236	757
Unvested restricted stock awards, units, and PRSUs	12,761	10,136
Shares related to the convertible senior notes	7,261	7,261
Shares subject to warrants related to the issuance of convertible senior notes	7,261	7,261
Shares issuable pursuant to the ESPP	359	262
	37,572	39,554
Note 15. Related-Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The average term of the agreements is 10 years and the total rent due under the agreements is $8 million for the fiscal year ended January 31, 2017, and $90 million in total. Rent expense under these agreements was $2 million and $1 million for the three months ended October 31, 2016 and 2015, respectively, and $6 million and $4 million for the nine months ended October 31, 2016 and 2015, respectively.
Note 16. Geographic Information
Revenues
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
United States	$333,128	$256,507	$930,295	$703,846
International	76,454	48,759	202,440	135,073
Total	$409,582	$305,266	$1,132,735	$838,919
No single country other than the United States had revenues greater than 10% of total revenues for the three and nine months ended October 31, 2016 and 2015. No customer individually accounted for more than 10% of our accounts receivable, net as of October 31, 2016 or January 31, 2016.

Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth property and equipment by geographic area (in thousands):

	October 31, 2016	January 31, 2016
United States	$289,943	$176,398
Ireland	37,266	29,451
Other	7,056	8,309
Total	$334,265	$214,158
Note 17. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. During the second quarter of fiscal 2017, we began to match a certain portion of employee contributions up to a fixed maximum per employee. Our contributions to the plan were $3 million for the three and nine months ended October 31, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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
We have achieved significant growth in a relatively short period of time. Our diverse customer base includes large, global companies and our direct sales force generally targets organizations with more than 1,000 workers. A substantial amount of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 6,400 and approximately 4,900 employees as of October 31, 2016 and 2015, respectively.

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
Since inception, we have invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional services partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday, will drive additional customer subscriptions and continued growth in revenues. Due to the expanding partner ecosystem, we expect that the rate of professional services revenue growth will decline over time and continue to be lower than subscription revenue growth.
Components of Results of Operations
Revenues
We primarily derive our revenues from subscription services fees and professional services fees. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include related customer support. Professional services fees include deployment services, optimization services, and training.
Subscription services revenues accounted for 81% of our total revenues during the nine months ended October 31, 2016 and represented 97% of our total unearned revenue as of October 31, 2016. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the number of applications subscribed to by each customer, and the price of our applications.
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
Subscription services fees are generally recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer, which is generally within one to two weeks of contract signature. Our subscription contracts typically have a term of three years and are non-cancelable. We generally invoice our customers in advance, in annual installments. Amounts that have been invoiced are initially recorded as unearned revenue. Amounts that have not yet been invoiced represent backlog and are not reflected in our condensed consolidated financial statements.
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
Results of Operations
Revenues
Our total revenues for the three and nine months ended October 31, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2016	2015	% Change	2016	2015	% Change
Revenues:
Subscription services	$335,722	$242,700	38%	$921,953	$667,435	38%
Professional services	73,860	62,566	18%	210,782	171,484	23%
Total revenues	$409,582	$305,266	34%	$1,132,735	$838,919	35%
Total revenues were $410 million for the three months ended October 31, 2016, compared to $305 million during the prior year period, an increase of $105 million, or 34%. Subscription services revenues were $336 million for the three months ended October 31, 2016, compared to $243 million for the prior year period, an increase of $93 million, or 38%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $74 million for the three months ended October 31, 2016, compared to $63 million for the prior year period, an increase of $11 million, or 18%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Total revenues were $1.1 billion for the nine months ended October 31, 2016, compared to $839 million during the prior year period, an increase of $294 million, or 35%. Subscription services revenues were $922 million for the nine months ended October 31, 2016, compared to $667 million for the prior year period, an increase of $255 million, or 38%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $211 million for the nine months ended October 31, 2016, compared to $171 million for the prior year period, an increase of $40 million, or 23%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Operating Expenses
GAAP operating expenses were $519 million for the three months ended October 31, 2016, compared to $375 million for the prior year period, an increase of $144 million, or 38%. The increases were primarily due to an increase of $108 million in employee-related costs driven by higher headcount, $9 million in depreciation and amortization expense and $4 million in service contracts expense to expand data center capacity.
GAAP operating expenses were $1.4 billion for the nine months ended October 31, 2016, compared to $1.0 billion for the prior year period, an increase of $373 million, or 36%. The increases were primarily due to an increase of $275 million in employee-related costs driven by higher headcount, $22 million in depreciation and amortization expense and $13 million in service contracts expense to expand data center capacity.

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
Non-GAAP operating expenses were $406 million for the three months ended October 31, 2016, compared to $304 million for the prior year period, an increase of $102 million, or 34%. The increases were primarily due to an increase of $69 million in employee-related costs driven by higher headcount, $10 million in facility and IT-related expenses, $5 million in depreciation and amortization expense and $4 million in service contracts expense to expand data center capacity.
Non-GAAP operating expenses were $1.1 billion for the nine months ended October 31, 2016, compared to $841 million for the prior year period, an increase of $271 million, or 32%. The increases were primarily due to an increase of $179 million in employee-related costs driven by higher headcount, $24 million in facility and IT-related expenses, $16 million in depreciation and amortization expense and $13 million in service contracts expense to expand data center capacity.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended October 31, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses(1)	Other Operating Expenses(2)	Non-GAAP Operating Expenses(3)
Costs of subscription services	$54,645	$(5,472)	$(118)	$49,055
Costs of professional services	72,240	(7,436)	(171)	64,633
Product development	185,311	(45,968)	(5,792)	133,551
Sales and marketing	149,549	(22,597)	(661)	126,291
General and administrative	57,721	(24,982)	(713)	32,026
Total costs and expenses	$519,466	$(106,455)	$(7,455)	$405,556

	Three Months Ended October 31, 2015
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses(3)
Costs of subscription services	$39,791	$(3,203)	$(64)	$36,524
Costs of professional services	61,963	(5,424)	(107)	56,432
Product development	124,020	(29,547)	(1,594)	92,879
Sales and marketing	111,658	(15,321)	(196)	96,141
General and administrative	38,008	(15,164)	(396)	22,448
Total costs and expenses	$375,440	$(68,659)	$(2,357)	$304,424

	Nine Months Ended October 31, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses(1)	Other Operating Expenses(2)	Non-GAAP Operating Expenses(3)
Costs of subscription services	$155,224	$(14,837)	$(570)	$139,817
Costs of professional services	198,140	(18,698)	(887)	178,555
Product development	488,975	(117,250)	(12,152)	359,573
Sales and marketing	416,217	(62,443)	(2,458)	351,316
General and administrative	144,609	(59,684)	(2,449)	82,476
Total costs and expenses	$1,403,165	$(272,912)	$(18,516)	$1,111,737

	Nine Months Ended October 31, 2015
	GAAP Operating Expenses	Share-Based Compensation Expenses(1)	Other Operating Expenses(2)	Non-GAAP Operating Expenses(3)
Costs of subscription services	$106,860	$(8,424)	$(326)	$98,110
Costs of professional services	164,887	(14,022)	(631)	150,234
Product development	338,700	(78,990)	(4,975)	254,735
Sales and marketing	312,983	(36,908)	(1,154)	274,921
General and administrative	106,707	(42,353)	(1,499)	62,855
Total costs and expenses	$1,030,137	$(180,697)	$(8,585)	$840,855

(1)
Share-based compensation expenses were $106 million and $69 million for the three months ended October 31, 2016 and 2015, respectively, and $273 million and $181 million for the nine months ended October 31, 2016 and 2015, respectively. The increase in share-based compensation expenses was primarily due to grants of RSUs to existing and new employees. During the three and nine month periods ended October 31, 2016 and 2015, the realized excess tax benefits related to share-based compensation were immaterial.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $3 million and $1 million for the three months ended October 31, 2016 and 2015, respectively, and $11 million and $7 million for the nine months ended October 31, 2016 and 2015, respectively. In addition, other operating expenses included amortization of acquisition-related intangible assets of $5 million and $1 million for the three months ended October 31, 2016 and 2015, respectively, and $8 million and $2 million for the nine months ended October 31, 2016 and 2015, respectively. Amortization of acquisition-related intangible assets is recorded as part of product development expenses.

(3)	See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $55 million for the three months ended October 31, 2016, compared to $40 million for the prior year period, an increase of $15 million or 38%. The increase was primarily due to increases of $9 million in employee-related costs driven by higher headcount, $2 million in service contracts expense to expand data center capacity, and $2 million in depreciation expense related to our data centers.
GAAP operating expenses in costs of subscription services were $155 million for the nine months ended October 31, 2016, compared to $107 million for the prior year period, an increase of $48 million or 45%. The increase was primarily due to increases of $23 million in employee-related costs driven by higher headcount, $10 million in service contracts expense to expand data center capacity, and $8 million in depreciation expense related to our data centers.
Non-GAAP operating expenses in costs of subscription services were $49 million for the three months ended October 31, 2016, compared to $37 million for the prior year period, an increase of $12 million, or 32%. The increase was primarily due to increases of $6 million in employee-related costs driven by higher headcount, $2 million in service contracts expense to expand data center capacity, and $2 million in depreciation expense related to our data centers.
Non-GAAP operating expenses in costs of subscription services were $140 million for the nine months ended October 31, 2016, compared to $98 million for the prior year period, an increase of $42 million, or 43%. The increase was primarily due to increases of $16 million in employee-related costs driven by higher headcount, $10 million in service contracts expense to expand data center capacity, and $8 million in depreciation expense related to our data centers.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.

Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $72 million for the three months ended October 31, 2016, compared to $62 million for the prior year period, an increase of $10 million, or 16%. The increase was primarily due to additional costs of $9 million to staff our deployment and integration engagements.
GAAP operating expenses in costs of professional services were $198 million for the nine months ended October 31, 2016, compared to $165 million for the prior year period, an increase of $33 million, or 20%. The an increase was primarily due to additional costs of $32 million to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $65 million for the three months ended October 31, 2016, compared to $56 million for the prior year period, an increase of $9 million, or 16%. The increase was primarily due to additional costs of $7 million to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $179 million for the nine months ended October 31, 2016, compared to $150 million for the prior year period, an increase of $29 million, or 19%. The increase was primarily due to additional costs of $27 million to staff our deployment and integration engagements.
Due to the increase in demand for our professional services, we have increased our internal professional services staff and our third-party supplemental staff has also increased. Going forward, we expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we increasingly rely on our service partners to deploy our applications and as the number of our customers continues to grow. For fiscal 2017, we anticipate GAAP and non-GAAP professional services margins to be higher than fiscal 2016 as a result of higher utilization rates related to increased demand for services.
Product Development
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in product development were $185 million for the three months ended October 31, 2016, compared to $124 million for the prior year period, an increase of $61 million, or 49%. The increase was primarily due to increases of $49 million in employee-related costs driven by higher headcount and $7 million in facility and IT-related expenses.
GAAP operating expenses in product development were $489 million for the nine months ended October 31, 2016, compared to $339 million for the prior year period, an increase of $150 million, or 44%. The increase was primarily due to increases of $118 million in employee-related costs driven by higher headcount and $19 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $134 million for the three months ended October 31, 2016, compared to $93 million for the prior year period, an increase of $41 million, or 44%. The increase was primarily due to increases of $32 million in employee-related costs driven by higher headcount and $7 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $360 million for the nine months ended October 31, 2016, compared to $255 million for the prior year period, an increase of $105 million, or 41%. The increase was primarily due to increases of $79 million in employee-related costs driven by higher headcount and $19 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and expand our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $150 million for the three months ended October 31, 2016, compared to $112 million for the prior year period, an increase of $38 million, or 34%. The increase was primarily due to increases of $28 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $6 million in advertising, marketing and event costs, and $2 million in facility and IT-related expenses.
GAAP operating expenses in sales and marketing were $416 million for the nine months ended October 31, 2016, compared to $313 million for the prior year period, an increase of $103 million, or 33%. The increase was primarily due to increases of $79 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $10 million in advertising, marketing and event costs, and $7 million in facility and IT-related expenses.

Non-GAAP operating expenses in sales and marketing were $126 million for the three months ended October 31, 2016, compared to $96 million for the prior year period, an increase of $30 million, or 31%. The increase was primarily due to increases of $20 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $6 million in advertising, marketing and event costs, and $2 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $351 million for the nine months ended October 31, 2016, compared to $275 million for the prior year period, an increase of $76 million, or 28%. The increase was primarily due to increases of $52 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $10 million in advertising, marketing and event costs, and $7 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $58 million for the three months ended October 31, 2016, compared to $38 million for the prior year period, an increase of $20 million, or 53%. The increase was primarily due to $18 million in additional employee-related costs driven by higher headcount and a one-time acquisition expense, and $2 million in higher professional fees.
GAAP operating expenses in general and administrative were $145 million for the nine months ended October 31, 2016, compared to $107 million for the prior year period, an increase of $38 million, or 36%. The increase was primarily due to $32 million in additional employee-related costs driven by higher headcount and a one-time acquisition expense, and $5 million in higher professional fees.
Non-GAAP operating expenses in general and administrative were $32 million for the three months ended October 31, 2016, compared to $22 million for the prior year period, an increase of $10 million, or 45%. The increase was primarily due to $6 million in employee-related costs driven by higher headcount and a one-time acquisition expense, and $2 million in higher professional fees.
Non-GAAP operating expenses in general and administrative were $82 million for the nine months ended October 31, 2016, compared to $63 million for the prior year period, an increase of $19 million, or 30%. The increase was primarily due to $13 million in employee-related costs driven by higher headcount and a one-time acquisition expense, and $5 million in higher professional fees.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins declined from (23)% for the three months ended October 31, 2015 to (27)% for the three months ended October 31, 2016. The reductions in our GAAP operating margins in the three months ended October 31, 2016 were primarily due to higher share-based compensation and other operating expenses, including a one-time acquisition expense, offset by higher revenues.
GAAP operating margins declined from (23)% for the nine months ended October 31, 2015 to (24)% for the nine months ended October 31, 2016. The reductions in our non-GAAP operating margins in the nine months ended October 31, 2016 were primarily due to higher share-based compensation and other operating expenses, including a one-time acquisition expense, offset by higher revenues.
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

Non-GAAP operating margins improved from 0.3% for the three months ended October 31, 2015 to 1.0% for the three months ended October 31, 2016. The improvements in our non-GAAP operating margins in the three months ended October 31, 2016 were primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
Non-GAAP operating margins improved from (0.2)% for the nine months ended October 31, 2015 to 1.9% for the nine months ended October 31, 2016. The improvements in our non-GAAP operating margins in the nine months ended October 31, 2016 were primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended October 31, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(26.8)%	26.0%	1.8%	1.0%

	Three Months Ended October 31, 2015
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(23.0)%	22.5%	0.8%	0.3%

	Nine Months Ended October 31, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(23.9)%	24.1%	1.7%	1.9%

	Nine Months Ended October 31, 2015
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(22.8)%	21.6%	1.0%	(0.2)%

(1)	See “Non-GAAP Financial Measures” below for further information.
Other Expense, Net
Other expense, net, decreased $4 million for the three months ended October 31, 2016 as compared to the prior year period. The decrease is primarily due to an increase in interest income of $2 million for the three month period ended October 31, 2016.
Other expense, net, increased $12 million for the nine months ended October 31, 2016 as compared to the prior year period. The increase was primarily a result of a $15 million impairment of a cost method investment recorded in the second quarter of the current fiscal year and a $3 million gain from sale of a cost method investment recorded in the second quarter of the prior fiscal year, offset by an increase in interest income of $5 million for the nine month period ended October 31, 2016.
Liquidity and Capital Resources
As of October 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.9 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, U.S. corporate securities, commercial paper, and money market funds.
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

Our cash flows for the three and nine months ended October 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$71,459	$52,759	$239,183	$160,146
Investing activities	(95,220)	(64,988)	(187,343)	(260,878)
Financing activities	4,926	1,943	34,273	22,994
Effect of exchange rate changes	(137)	(399)	357	(561)
Net increase (decrease) in cash and cash equivalents	$(18,972)	$(10,685)	$86,470	$(78,299)
Operating Activities
Cash provided by operating activities was $71 million and $53 million for the three months ended October 31, 2016 and 2015, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Cash provided by operating activities was $239 million and $160 million for the nine months ended October 31, 2016 and 2015, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2016 was $95 million, which was primarily the result of timing of purchase and maturities of marketable securities, a net cash outflow of $144 million related to an acquisition, the purchase of an office building and land in Pleasanton, California for $47 million, capital expenditures for the development center of $11 million, and capital expenditures for data center and office space projects of $28 million. These payments were partially offset by proceeds of $63 million from the sale of available-for-sale securities.
Cash used in investing activities for the three months ended October 31, 2015 was $65 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures of $38 million, and a net cash outflow of $23 million related to an acquisition. These payments were partially offset by proceeds of $69 million from the sale of available-for-sale securities.
Cash used in investing activities for the nine months ended October 31, 2016 was $187 million, which was primarily the result of timing of purchase and maturities of marketable securities, a net cash outflow of $148 million related to acquisitions, purchases of office buildings and land in Pleasanton, California for $62 million, capital expenditures for the development center of $22 million, and capital expenditures for data center and office space projects of $89 million. These payments were partially offset by proceeds of $92 million from the sale of available-for-sale securities.
Cash used in investing activities for the nine months ended October 31, 2015 was $261 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures of $92 million, a net cash outflow of $31 million related to acquisitions, and purchases of cost method investments of $16 million. These payments were partially offset by proceeds of $99 million from the sale of available-for-sale securities, and proceeds of $4 million from the sale of a cost method investment.
We began construction of our development center, consisting of approximately 410,000 square feet of office space in Pleasanton, California, during the first quarter of fiscal 2017. We expect capital expenditures related to owned real estate projects will be approximately $125 million for fiscal 2017. We expect capital expenditures, excluding owned real estate projects, will be approximately $150 million for fiscal 2017. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.
Financing Activities
For the three months ended October 31, 2016, cash provided by financing activities was $5 million, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
For the three months ended October 31, 2015, cash provided by financing activities was $2 million, which was primarily due to proceeds from the issuance of common stock from employee equity plans.

For the nine months ended October 31, 2016, cash provided by financing activities was $34 million, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
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
Free cash flows improved by $29 million to $44 million for the three months ended October 31, 2016, compared to $15 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections, partially offset by increases in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount.
Free cash flows improved by $83 million to $151 million for the nine months ended October 31, 2016, compared to $68 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections, partially offset by increases in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount.
Reconciliations of Net cash provided by (used in) operating activities to free cash flows were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net cash provided by (used in) operating activities	$71,459	$52,759	$239,183	$160,146
Capital expenditures, excluding owned real estate projects	(27,518)	(37,893)	(88,535)	(91,682)
Free cash flows	$43,941	$14,866	$150,648	$68,464

	Trailing Twelve Months Ended October 31,
	2016	2015
Net cash provided by (used in) operating activities	$337,674	$208,421
Capital expenditures, excluding owned real estate projects	(130,520)	(129,347)
Free cash flows	$207,154	$79,074

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

See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three and nine months ended October 31, 2016 and 2015.
See Liquidity and Capital Resources—Free Cash Flows for a reconciliation from the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flow, for the three and nine months ended October 31, 2016 and 2015.
Commitments
Our contractual commitments primarily consist of our convertible senior notes due in 2018 and 2020, as well as obligations under leases for office space, co-location facilities for data center capacity and computing infrastructure platforms for business operations. As of October 31, 2016, the future non-cancelable minimum payments under operating leases and computing infrastructure agreements were $336 million. During the remainder of the year ended January 31, 2017, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. We started construction of our new development center, consisting of approximately 410,000 square feet of office space, on this property during the first quarter of fiscal 2017. As noted in the Liquidity and Capital Resources section above, we expect capital expenditures related to owned real estate projects, which includes the development center, will be approximately $125 million for fiscal 2017.
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
Off-Balance Sheet Arrangements
Through October 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the nine months ended October 31, 2016, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 22, 2016.

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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $1.9 billion as of October 31, 2016. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate securities, commercial paper, and money market funds. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in an $10 million market value reduction in our investment portfolio as of October 31, 2016. The majority of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $7 million as of October 31, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
Our Notes have fixed annual interest rates at 0.75% and 1.50% and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $319 million and $208 million, respectively, as of October 31, 2016. These represent the liability component of the principal balance of our Notes as of October 31, 2016. The total estimated fair values of the 2018 Notes and 2020 Notes at October 31, 2016 were $416 million and $310 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at October 31, 2016, which were $118.97 and $124.07, respectively. For further information, see Note 9 of the notes to condensed consolidated financial statements.
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
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding their employees, customers and suppliers, as well as their finance and payroll data. As a result, unauthorized access or use of this data could result in the loss of information, litigation, indemnity obligations and other liabilities. While we have security measures in place designed to protect customer information and prevent data loss, misappropriation and other security breaches, if these measures are compromised as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liabilities. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation costs and/or issue refunds or service credits to customers for prepaid and unused subscription services, or result in lawsuits, regulatory fines or other action or liabilities, which could adversely affect our operating results.
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
Additionally, we expect that existing laws, regulations and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, cost of compliance and limitations on data collection, use, disclosure and transfer for Workday and our customers. The European Union and United States recently agreed to a framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. In addition, the other bases on which we and our customers rely for the transfer of data, such as model contracts, continue to be subjected to regulatory and judicial scrutiny. If we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our applications, require us to restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 1,550 employees at the time of our initial public offering in October 2012 to approximately 6,400 employees as of October 31, 2016, and have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
Many of the companies with which we compete for experienced personnel have greater resources than we have and some of these companies may offer greater compensation packages. Particularly in the San Francisco Bay Area, job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Job candidates may also be threatened with legal action by their existing employers if we hire them, which could have a chilling effect on hiring and result in a diversion of our time and resources. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit internationally. We must also continue to retain and motivate existing employees through our compensation practices, company culture and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.
If we cannot maintain our corporate culture, we could lose the innovation, teamwork and passion that we believe contribute to our success, and our business may be harmed.
We believe that a critical component of our success has been our corporate culture, as reflected in our core values: employees, customer service, innovation, integrity, fun and profitability. We have invested substantial time and resources in building our team. As we continue to grow, both organically and through acquisitions of employee teams, and develop the infrastructure associated with being a more mature public company, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
The markets for financial management and HCM applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are SAP and Oracle, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours, and prefer to maintain their existing relationships with competitors. SAP and Oracle are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, could offer financial management and HCM applications on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances and organic development. Legacy vendors may also seek to partner with other leading cloud providers, such as the alliance between Oracle and Salesforce.com. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing and Infor Global Solutions. We also face competition from cloud-based vendors including providers of applications for HCM and payroll services such as Ceridian and providers of financial management applications such as NetSuite, Inc., which was recently acquired by Oracle. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our applications. In addition, other companies that provide cloud applications in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.
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

•	the need for a go-to-market strategy that aligns product management efforts and the development of supporting infrastructure;

•	stricter data privacy laws including requirements that customer data be stored and processed in a designated territory and obligations on us as a data processor;

•	difficulties in appropriately staffing and managing foreign operations and providing appropriate compensation for local markets;

•	difficulties in leveraging executive presence and company culture globally;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•	potentially weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights;

•	laws, customs and business practices favoring local competitors;

•	restrictive governmental actions focused on cross-border trade, such as duties, quotas and tariffs;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-corruption laws including the Foreign Corrupt Practices Act;

•	the effects of currency fluctuations on our revenues and customer demand for our services;

•	adverse tax consequences and tax rulings; and

•	unstable economic and political conditions.
Any of the above factors may negatively impact our ability to sell our products and offer services internationally, reduce our competitive position in foreign markets, increase our costs of international operations and reduce demand for our products from international customers. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time, an increasing portion of our international sales contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We have a hedging program but we cannot ensure that this hedging program will be effective and we will continue to have risk of exchange rate fluctuations.
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
Failure to adequately expand and optimize our direct sales force will impede our growth.
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
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties, such as rising interest rates and increased inflation, may affect one or more of the sectors or countries in which we sell our applications.
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
As of October 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2024 and 2017 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in 2025. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us to pay additional tax amounts, and fines or penalties and interest for past amounts. Existing tax laws, statutes, rules, regulations or ordinances could also be interpreted, changed, modified or applied adversely to our customers (possibly with retroactive effect), which could require our customers to pay additional tax amounts with respect to services we have provided, and fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows. If our customers must pay additional fines or penalties, it could adversely affect demand for our services.
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
We have broad discretion in the use of our cash balances and may not use them effectively. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest our cash balances in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our securities.

Risks Related to Our Class A Common Stock
Our Chairman and CEO have control over key decision making as a result of their control of a majority of our voting stock.
As of October 31, 2016, our co-founder and Chairman Mr. Duffield, together with his affiliates, held voting rights with respect to 64 million shares of Class B common stock and 0.4 million shares of Class A common stock. In addition, Mr. Duffield holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of October 31, 2016, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7 million shares of Class B common stock and 0.1 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3 million shares of Class B common stock, 1 million shares of Class B restricted stock and 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. As board members and officers, Messrs. Duffield and Bhusri owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2016. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
Dated: December 2, 2016

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