Form 10-K
period 2017-01-31
Workday, Inc.
filed 2017-03-20
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the Registrant as of July 29, 2016 (based on a closing price of $83.34 per share) held by non-affiliates was approximately $10.2 billion. As of February 28, 2017, there were approximately 203 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2017. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2017.

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
Our fiscal year ends on January 31. References to fiscal 2017, for example, refer to the year ended January 31, 2017.
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
Since Workday is delivered in the cloud, organizations can embrace change in their operating environments with support for new regulatory requirements, increased performance and enhancement of the user experience that we deliver through our rapid innovation cycle of frequent functionality-rich feature releases. We deliver innovation regularly, with major feature releases delivered two times per year as part of our customers' subscription agreement. When the new feature releases are delivered, the prior version is fully replaced. As a result, all Workday customers are on the same version at all times. Feature releases are not subject to an additional fee. Workday customers benefit from the most current technologies without the burden of large upgrade costs typically associated with traditional on-premise software.

We deliver our cloud applications using an innovative technology foundation that leverages the most recent advances in cloud computing and data management and allows us to deliver applications that are highly functional, flexible and fast. Our use of a multi-tenant architecture in which customers are on the same version of our software enables innovations to be deployed quickly. In addition, we use objects to represent real-world entities such as employees, benefits, budgets, charts of accounts and organizations, combining business logic and data in one place and creating actionable analytics that are part of our core transactional systems of record. Our use of in memory data management allows rapid and efficient delivery of embedded business intelligence. Workday leverages advanced data science and machine learning in our applications to help customers make smarter financial and workforce decisions. We also provide open, standards-based web-services application programming interfaces and pre-built packaged integrations and connectors. This approach substantially reduces the need for our customers to buy and support a broad range of IT infrastructure, significantly reducing costs and complexity.
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
Workday Human Capital Management
Designed for the largest organizations in the world, Workday Human Capital Management ("HCM") allows an organization to staff, pay, organize, and develop its global workforce. This unified application includes global human resources management (workforce lifecycle management, organization management, compensation, absence, and employee benefits administration) and global talent management (goal management, performance management, succession planning, and career and development planning).
Other Applications
Workday offers a variety of other applications that complement and are unified with Workday Financial Management and Workday HCM.
Workday Payroll is designed to address the full spectrum of enterprise payroll needs and provides control, accuracy and flexibility, with native payroll offerings in the U.S., Canada, the United Kingdom and France as well as a global payroll cloud partner program to support additional customer needs.
Workday Time Tracking, our time and attendance application, is designed to automate workforce management processes and thereby reduce costs and compliance risks.
Workday Recruiting is an end-to-end application that supports the needs of candidates, hiring managers, the interview team, and recruiters.
Workday Learning combines the capabilities of an enterprise-grade learning system with modern social content sharing and curation in one platform.
Workday Planning offers the ability to create, collaborate, and take action on financial and workforce plans in a single, intuitive, and secure system.
Workday Professional Services Automation supports the complete billable projects lifecycle, including project and resource management, time and expense tracking, project billing, revenue recognition, financial reporting, and analytics within a single, unified solution.
Workday Student is an end-to-end student and faculty lifecycle information system to help colleges and universities advance their institutions and enable student success. The Workday Student application suite includes: Academic Foundation, Student Recruiting, Student Admissions, Curriculum Management, Student Records, Academic Advising, Financial Aid, Student Financials, and Student Recruiting.

Customers
We currently have more than 1,500 customers, with a focus on medium-sized and large, global organizations. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large organization, which has entered into a master subscription agreement with us to access our cloud applications, including customers that are in the process of deploying our applications. While a single customer may have multiple organizations, operating segments or locations, we only include the customer once for this metric. We exclude from our customer count small- to medium-sized business customers who have contracted for our subscription services through a former reseller partner.
Our current customer base spans numerous industry categories, including technology, financial services, business and professional services, healthcare and life sciences, manufacturing, retail and hospitality, education, government and non-profit. No individual customer represented more than 10% of our revenues during fiscal 2017.
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
Employees
As of January 31, 2017, we had approximately 6,600 employees. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
Sales and Marketing
We sell the Workday Service through our direct sales organization, that is comprised of field sales and field sales support personnel. Workday’s field sales team is aligned by geography and prospect size.
We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs and through our strategic relationships. Our marketing programs target senior business leaders, including finance, HR, and IT executives.
As a core part of our strategy, we have developed an ecosystem of partners to both broaden and complement our application offerings and to provide services that are outside of Workday’s areas of focus. These relationships include software and technology partners, consulting and implementation services providers, and business process outsourcing partners, and enable Workday to address the finance and HR-related challenges our customers face while maintaining focus on executing against our strategy.
Product Development
Our ability to compete depends in large part on our continuous commitment to product development and our ability to rapidly introduce new applications, technologies, features, and functionality. Our product development organization is responsible for the design, development, testing, and certification of our applications. We focus our efforts on developing new applications and core technologies and further enhancing the usability, functionality, reliability, performance, and flexibility of existing applications.
Product development expenses were $681 million, $470 million and $317 million for fiscal 2017, 2016 and 2015, respectively.

Competition
The overall market for enterprise application software is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs and frequent introductions of new applications. We currently compete with large, well-established, enterprise application software vendors, such as SAP SE ("SAP") and Oracle Corporation ("Oracle"). SAP and Oracle are established enterprise software companies that have greater name recognition, much longer operating histories and significantly greater financial, technical, sales, marketing, and other resources than we have and are able to provide a broader scope of business applications than our current suite of applications. We also face competition from other enterprise software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include The Ultimate Software Group, Inc., Automated Data Processing, Inc., and Infor Global Solutions, among others. We also face competition from cloud-based vendors including providers of applications for HCM and payroll services such as Ceridian, Inc. and providers of financial management applications such as NetSuite, Inc., which was recently acquired by Oracle. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only one or a portion of our applications. In addition, other cloud companies that provide services in different markets may develop solutions in our target markets, and some potential customers may elect to develop their own internal solutions. However, the domain expertise that is required for a successful solution in the areas of financial management, HCM and analytics may inhibit new entrants that are unable to invest the necessary capital to accurately reflect global requirements and regulations. We expect continued consolidation in our industry that could lead to significantly increased competition.
We believe the principal competitive factors in our market include the following:

•	level of customer satisfaction;

•	ease of deployment and use of applications;

•	breadth and depth of application functionality;

•	total cost of ownership;

•	brand awareness and reputation;

•	adaptive technology platform;

•	capability for configuration, integration, security, scalability and reliability of applications;

•	operational excellence to ensure system availability, scalability, and performance;

•	ability to innovate and respond to customer needs rapidly;

•	domain expertise on financial, HR, and payroll regulations;

•	size of customer base and level of user adoption;

•	customer confidence in financial stability and future viability; and

•	ability to integrate with legacy enterprise infrastructures and third-party applications.
We believe that we compete favorably on the basis of these factors. Our ability to remain competitive will largely depend on our ongoing performance in the areas of application development and customer support.
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We require our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation, and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position. Our patents begin to expire in 2017.
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

Corporate Information
We were incorporated in March 2005 in Nevada, and in June 2012 we reincorporated in Delaware. Our principal executive offices are located at 6230 Stoneridge Mall Road, Pleasanton, California 94588, and our telephone number is (877) WORKDAY. Our website address is www.workday.com. The information on, or that can be accessed through, our website is not part of this report. Workday is our registered trademark in the United States, the European Community, Canada, Norway, Switzerland, New Zealand, Hong Kong, and Australia, and the Workday logo, our Built for the Future tagline, and all of our product names are our trademarks. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission ("SEC")’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Workday and other companies that file materials with the SEC electronically. Copies of Workday’s reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://www.workday.com/company/investor_relations/sec_filings.php.
Workday intends to use its blogs.workday.com website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD.
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
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding their employees, customers and suppliers, as well as their finance and payroll data. As a result, unauthorized access or use of this data could result in the loss or destruction of information, litigation, indemnity obligations and other liabilities. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation and other security breaches, if these measures are compromised as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, and someone obtains unauthorized access to or use of our customers’ data, our reputation could be damaged, our business may suffer and we could incur significant liabilities. Cyber security challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, are often targeted at companies such as ours, and may take a variety of forms ranging from individual and groups of hackers to sophisticated organizations. Key cyber security risks range from viruses, worms and other malicious software programs to "mega breaches" targeted against cloud services and other hosted software, any of which can result in disclosure of confidential information and intellectual property, defective products, production downtimes, supply shortages and compromised data. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, or result in lawsuits, regulatory fines or other action or liabilities, which could adversely affect our operating results.

We depend on data centers and computing infrastructure operated by third parties and any disruption in these operations could adversely affect our business.
We host our applications and serve our customers from data centers located in Ashburn, Virginia; Atlanta, Georgia; Portland, Oregon; Dublin, Ireland; and Amsterdam, the Netherlands. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired or ceases business, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
In addition, we rely upon third parties, which we refer to as our hosted infrastructure partners, to operate certain aspects of our services, such as environments for development testing, training and sales demonstrations, as well as others. For example, Amazon Web Services ("AWS") provides a distributed computing infrastructure platform for business operations and we have announced our intention to make certain of our service offerings available through AWS. Given this, any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.
Problems faced by our third-party data center operations or hosted infrastructure partners, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data center operators or hosted infrastructure partners could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators, our hosted infrastructure partners or any of the other service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers or hosted infrastructure partners are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or at our hosted infrastructure partners or any errors, defects, disruptions, or other performance problems with our applications or the hosted infrastructure on which they run could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers for prepaid and unused subscription services, subject us to potential liabilities, result in contract terminations, or adversely affect our renewal rates.
Furthermore, our financial management application is essential to Workday's and our customers’ financial projections, reporting and compliance programs, particularly customers who are public reporting companies. Any interruption in our service may affect the availability, accuracy or timeliness of such projections, reporting and compliance programs and as a result could damage our reputation, cause our customers to terminate their use of our applications, require us to issue refunds for prepaid and unused subscription services, require us to indemnify our customers against certain losses and prevent us from gaining additional business from current or future customers, as well as impact our ability to accurately and timely meet our reporting and other compliance obligations.
If we fail to manage our technical operations infrastructure, or experience service outages or delays in the deployment of our applications, we may be subject to liabilities and our reputation and operating results may be adversely affected.
We have experienced significant growth in the number of users, transactions and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers, as well as our own needs, and to ensure that our services and solutions are accessible within an acceptable load time. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, updates, the evolution of our applications and to reduce infrastructure latency associated with dispersed geographic locations. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages. If our operations infrastructure fails to scale, customers may experience delays as we seek to obtain additional capacity.
We have experienced, and may in the future experience, system disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our customer agreements typically provide service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications, we may be contractually obligated to issue service credits or refunds to customers for prepaid and unused subscription services, or we could face contract terminations. Any extended service outages could result in customer losses, and adversely affect our reputation, revenues and operating results.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our applications and adversely affect our business.
Our customers can use our applications to collect, use and store personal or identifying information regarding their employees, customers and suppliers. National and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of personal information obtained from consumers and individuals, which could impact our ability to offer our services in certain jurisdictions or our customers' ability to deploy our solutions globally. Privacy-related laws are particularly stringent in Europe. The costs of compliance with and other burdens imposed by privacy-related laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if Workday employees fail to adhere to adequate data protection practices around the usage of our customers' personal data, it may damage our reputation and brand.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 1,550 employees at the time of our initial public offering in October 2012 to approximately 6,600 employees as of January 31, 2017, and have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
We depend on our senior management team and the loss of one or more key employees could adversely affect our business.
Our success depends largely upon the continued services of our executive officers. We also rely on our leadership team in the areas of product development, marketing, sales, services, and general and administrative functions and on mission-critical individual contributors in product development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees and any failure to develop an appropriate succession plan for these persons could have a serious adverse effect on our business.

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
Many of the companies with which we compete for experienced personnel have greater resources than we have and some of these companies may offer greater compensation packages. Particularly in the San Francisco Bay Area, job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Job candidates may also be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have a chilling effect on hiring and result in a diversion of our time and resources. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit internationally. We must also continue to retain and motivate existing employees through our compensation practices, company culture and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.
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
The markets for financial management and HCM applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are SAP and Oracle, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours, and prefer to maintain their existing relationships with competitors. SAP and Oracle are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, could offer financial management and HCM applications on a standalone basis at a low price or bundled as part of a larger product sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances and organic development. Legacy vendors may also seek to partner with other leading cloud providers, such as the alliance between Oracle and Salesforce.com. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing and Infor Global Solutions. We also face competition from cloud-based vendors including providers of applications for HCM and payroll services such as Ceridian, Inc. and providers of financial management applications such as NetSuite, Inc., which was recently acquired by Oracle. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only one or a portion of our applications. In addition, other companies that provide cloud applications in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

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
Our ability to increase revenues and achieve and maintain profitability depends, in large part, on widespread acceptance of our applications by large businesses and other organizations. Sales efforts targeted at these large customers involve greater costs, longer sales cycles and less predictability in completing some of our sales. Our customers’ deployment timeframes vary based on many factors including the number and type of applications being deployed, the complexity and scale of the customers’ businesses, the configuration requirements, the number of integrations with other systems and other factors, many of which are beyond our control. In the large enterprise market, the customer’s decision to use our applications may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. In addition, our target customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors. Our typical sales cycles are six to twelve months, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period.
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
Our customers depend on our support organization to provision the environments used by our customers and to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our applications to existing and prospective customers, and our business, operating results and financial position.
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

•	the need for a go-to-market strategy that aligns product management efforts and the development of supporting infrastructure;

•	stricter data privacy laws including requirements that customer data be stored and processed in a designated territory and obligations on us as a data processor;

•	difficulties in appropriately staffing and managing foreign operations and providing appropriate compensation for local markets;

•	difficulties in leveraging executive presence and company culture globally;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles, and collections issues;

•	new and different sources of competition;

•	potentially weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights;

•	laws, customs and business practices favoring local competitors;

•	restrictive governmental actions focused on cross-border trade, such as duties, quotas and tariffs;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-corruption laws including the Foreign Corrupt Practices Act;

•	the effects of currency fluctuations on our revenues and customer demand for our services;

•	adverse tax consequences and tax rulings; and

•	unstable economic and political conditions.

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
We have incurred significant losses in each period since our inception in 2005. These losses and our accumulated deficit reflect the substantial investments we made to acquire new customers and develop our applications. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, product development expenses, operations costs, and general and administrative costs, and therefore we expect our losses on a GAAP basis to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years or more. You should not consider our recent growth in revenues as indicative of our future performance. We cannot assure you that we will achieve GAAP profitability in the future, nor that, if we do become profitable, we will sustain profitability.
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
We generally recognize subscription services revenues from customers ratably over the terms of their contracts, which are typically three years or more. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscription contracts in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription revenues from new customers generally are recognized over the applicable subscription term.
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
We will need to continue to expand and optimize our sales infrastructure, both domestically and internationally, in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense and attention. It can take significant time before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
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
In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as deployment partners, technology and content providers and other key suppliers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services, or in negotiating better rates or terms with key suppliers. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers.
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
The vote of the United Kingdom ("UK") to leave the European Union ("EU"), known as Brexit, has created substantial economic and political uncertainty, the impact of which depends on the terms of the UK's withdrawal from the EU, which may not be determined for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending, and may ultimately result in new regulatory and cost challenges to our UK and other international operations. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. Brexit has had an effect on global markets and currencies, including a decline in the value of the British pound as compared to the U.S. dollar. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position.
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
As a public company, we are required to design and maintain proper and effective internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is challenging and costly. In the future, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the New York Stock Exchange, the SEC, or other regulatory authorities, which could require additional financial and management resources. In addition, because we use Workday's financial management application, any problems that we experience with financial reporting and compliance could be negatively perceived by prospective or current customers, and negatively impact demand for our applications.
We may not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.
As of January 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2025 and 2018 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.
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
As of January 31, 2017, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to 64 million shares of Class B common stock. In addition, Mr. Duffield holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of January 31, 2017, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7 million shares of Class B common stock and 0.1 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3 million shares of Class B common stock, 1 million shares of Class B restricted stock and 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of January 31, 2017. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018 ("2018 Notes"), and we concurrently issued an additional $250 million of 1.50% convertible senior notes due July 15, 2020 ("2020 Notes").
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters, which includes operations and product development facilities, is located in Pleasanton, California. It consists of approximately 631,000 square feet of leased facilities, 267,000 square feet of owned facilities, and a 6.9 acre parcel of leased land. The land lease will expire in 2108.
324,000 square feet of our leased facilities in Pleasanton, California are owned by an affiliate of our Chairman, Mr. Duffield. We expect to continue to lease additional space from the affiliate in the coming year and beyond. We have and will continue to seek independent evaluations of current market rates at the time of lease negotiations with the goal of leasing at a rate comparable to the current market price.

In addition, we lease office space in various locations throughout North America, Europe and Asia totaling approximately 643,000 square feet. We also lease data centers throughout North America and Europe.
We expect to expand our facilities capacity at our corporate headquarters and in certain field locations during fiscal 2018 to support our continued growth. We believe that we will be able to obtain additional space at commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are or may be involved in various legal proceedings arising from the normal course of business including matters related to alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other claims. We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The resolution of legal matters could prevent us from offering one or more of our products, services or features to others, could require us to change our technology or business practices, pay monetary damages or enter into short- or long-term royalty or licensing agreements, or could otherwise be material to our financial condition or cash flows, or both, or adversely affect our operating results.
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

	High	Low
Year ended January 31, 2017
First quarter	$80.00	$47.32
Second quarter	85.00	69.00
Third quarter	93.35	78.34
Fourth quarter	87.26	65.79
Year ended January 31, 2016
First quarter	$95.17	$78.40
Second quarter	93.62	74.26
Third quarter	84.84	65.33
Fourth quarter	85.67	60.17
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
Stockholders
As of January 31, 2017, there were 29 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 198 stockholders of record of our Class B common stock.
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

	Base Period
Company/Index	10/12/2012	1/31/2013	1/31/2014	1/31/2015	1/31/2016	1/31/2017
Workday, Inc.	$100.00	$109.71	$183.90	$163.20	$129.41	$170.65
S&P 500 Index	100.00	105.57	128.26	146.50	145.51	174.65
S&P 1500 Application Software Index	100.00	110.49	138.28	151.34	171.74	218.13
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

	Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription services	$1,287,104	$929,234	$613,328	$354,169	$190,320
Professional services	282,303	233,112	174,532	114,769	83,337
Total revenues	1,569,407	1,162,346	787,860	468,938	273,657
Costs and expenses(1):
Costs of subscription services	213,389	149,869	102,476	69,195	39,251
Costs of professional services	270,156	224,558	162,327	107,615	77,284
Product development	680,531	469,944	316,868	182,116	102,665
Sales and marketing	583,874	434,056	315,840	197,373	123,440
General and administrative	198,122	148,578	106,051	65,921	48,880
Total costs and expenses	1,946,072	1,427,005	1,003,562	622,220	391,520
Operating loss	(376,665)	(264,659)	(215,702)	(153,282)	(117,863)
Other expense, net	(32,427)	(24,242)	(30,270)	(17,549)	(1,203)
Loss before provision for (benefit from) income taxes	(409,092)	(288,901)	(245,972)	(170,831)	(119,066)
Provision for (benefit from) income taxes	(814)	1,017	2,010	1,678	124
Net loss	(408,278)	(289,918)	(247,982)	(172,509)	(119,190)
Accretion of redeemable convertible preferred stock	—	—	—	—	(568)
Net loss attributable to Class A and Class B common stockholders	$(408,278)	$(289,918)	$(247,982)	$(172,509)	$(119,758)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(2.06)	$(1.53)	$(1.35)	$(1.01)	$(1.62)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	198,214	190,016	183,702	171,297	74,011

(1)	Costs and expenses include share-based compensation expenses as follows (in thousands):

	Year Ended January 31,
	2017	2016	2015	2014	2013
Costs of subscription services	$20,773	$12,060	$6,053	$2,408	$601
Costs of professional services	26,833	19,526	12,890	4,818	1,312
Product development	166,529	109,362	63,938	21,644	3,528
Sales and marketing	86,229	51,617	29,875	12,131	2,717
General and administrative	78,265	57,405	43,292	20,850	7,170

	As of January 31,
	2017	2016	2015	2014	2013
		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$539,923	$300,087	$298,192	$581,326	$84,158
Marketable securities	1,456,822	1,669,372	1,559,517	1,305,253	706,181
Working capital	1,200,078	1,439,629	1,467,122	1,601,768	629,528
Property and equipment, net	365,877	214,158	140,136	77,664	44,585
Total assets	3,166,424	2,730,094	2,350,090	2,165,640	959,080
Total unearned revenue	1,233,387	899,729	632,744	413,565	285,260
Convertible senior notes, net	534,423	507,476	481,958	457,787	—
Total liabilities	2,003,518	1,593,937	1,224,115	978,423	366,797
Total stockholders’ equity	1,162,906	1,136,157	1,125,975	1,187,217	592,283

	Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$348,655	$258,637	$102,003	$46,263	$11,214
Free cash flows(2)	227,842	124,970	(1,643)	(29,577)	(23,401)

(2)
Free cash flows, a non-GAAP financial measure, is defined as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). Adjusting items are separately presented on our consolidated statements of cash flows. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for further information.

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
We were founded in 2005 to deliver cloud applications to global enterprises. Our applications are designed around the way people work today – in an environment that is global, collaborative, fast-paced and mobile. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our Human Capital Management application in 2006, and our Financial Management application in 2007. Since then we have continued to invest in innovation and have consistently introduced new services to our customers.
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
We have achieved significant growth in a relatively short period of time. Our diverse customer base includes medium-sized and large, global companies, and our direct sales force generally targets organizations with more than 1,000 workers. A substantial amount of our growth comes from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 6,600 and approximately 5,200 employees as of January 31, 2017 and 2016, respectively.
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
We primarily derive our revenues from subscription services fees and professional services fees. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include routine customer support. Professional services fees include deployment services, optimization services, and training.

Subscription services revenues accounted for 82% of our total revenues during fiscal 2017 and represented 97% of our total unearned revenue as of January 31, 2017. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
The mix of the applications to which a customer subscribes can affect our financial performance due to price differentials in our applications. Pricing for our applications varies based on many factors, including the maturity of the product and its acceptance in the marketplace. New products or services offerings by competitors in the future could also impact the mix and pricing of our offerings.
Subscription services fees are generally recognized ratably as revenues over the contract term beginning on the date the application is made available to the customer, which is generally within one to two weeks of contract signature. Our subscription contracts typically have a term of three years or more and are non-cancelable. We generally invoice our customers in advance, in annual installments. Amounts that have been invoiced are initially recorded as unearned revenue. Amounts that have not yet been invoiced represent backlog and are not reflected in our consolidated financial statements.
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
Costs of professional services revenues. Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors and travel. The percentage of total revenues derived from professional services was 18% in fiscal 2017. The cost of providing professional services is significantly higher as a percentage of the related revenues than for our subscription services.
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
General and administrative. General and administrative expenses consist of employee-related costs for finance and accounting, legal, human resources and management information systems personnel, professional fees and other corporate expenses.
Results of Operations
Revenues
Our total revenues for fiscal 2017, 2016 and 2015 were as follows:

	Year Ended January 31,
	2017	2016	2015	2016 to 2017 % Change	2015 to 2016 % Change
	(in thousands, except percentages)
Subscription services	$1,287,104	$929,234	$613,328	39%	52%
Professional services	282,303	233,112	174,532	21%	34%
Total revenues	$1,569,407	$1,162,346	$787,860	35%	48%

Total revenues were $1.6 billion for fiscal 2017, compared to $1.2 billion for fiscal 2016, an increase of $407 million, or 35%. Subscription services revenues were $1.3 billion for fiscal 2017, compared to $929 million for fiscal 2016, an increase of $358 million, or 39%. The increase in subscription revenues was due primarily to an increased number of customer contracts as compared to the prior year. Professional services revenues were $282 million for fiscal 2017, compared to $233 million for fiscal 2016, an increase of $49 million, or 21%. The increase in professional services revenues was due primarily to our delivery of services to a greater number of customers.
Total revenues were $1.2 billion for fiscal 2016, compared to $788 million for fiscal 2015, an increase of $374 million, or 48%. Subscription services revenues were $929 million for fiscal 2016, compared to $613 million for fiscal 2015, an increase of $316 million, or 52%. The increase in subscription revenues was due primarily to an increased number of customer contracts as compared to the prior year. Professional services revenues were $233 million for fiscal 2016, compared to $175 million for fiscal 2015, an increase of $58 million, or 34%. The increase in professional services revenues was due primarily to our delivery of services to a greater number of customers.
Operating Expenses
GAAP operating expenses were $1.9 billion for fiscal 2017, compared to $1.4 billion for fiscal 2016, an increase of $0.5 billion, or 36%. The increases were primarily due to an increase of $0.4 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to facilities, IT, depreciation, amortization and service contracts to expand data center capacity.
GAAP operating expenses were $1.4 billion for fiscal 2016, compared to $1.0 billion for fiscal 2015, an increase of $0.4 billion, or 42%. The increases were primarily due to an increase of $0.3 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to facilities, IT, depreciation and amortization.
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
Non-GAAP operating expenses were $1.5 billion for fiscal 2017, compared to $1.2 billion for fiscal 2016, an increase of $0.3 billion, or 32%, primarily due to an increase in employee-related costs driven by higher headcount.
Non-GAAP operating expenses were $1.2 billion for fiscal 2016, compared to $0.8 billion for fiscal 2015, an increase of $0.4 billion, or 39%. The increases were primarily due to an increase of $0.2 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to facilities, IT, depreciation and amortization.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Year Ended January 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses(3)
Costs of subscription services	$213,389	$(20,773)	$(730)	$191,886
Costs of professional services	270,156	(26,833)	(1,199)	242,124
Product development	680,531	(166,529)	(18,533)	495,469
Sales and marketing	583,874	(86,229)	(3,316)	494,329
General and administrative	198,122	(78,265)	(3,302)	116,555
Total costs and expenses	$1,946,072	$(378,629)	$(27,080)	$1,540,363

	Year Ended January 31, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses(3)
Costs of subscription services	$149,869	$(12,060)	$(414)	$137,395
Costs of professional services	224,558	(19,526)	(768)	204,264
Product development	469,944	(109,362)	(7,201)	353,381
Sales and marketing	434,056	(51,617)	(1,482)	380,957
General and administrative	148,578	(57,405)	(2,095)	89,078
Total costs and expenses	$1,427,005	$(249,970)	$(11,960)	$1,165,075

	Year Ended January 31, 2015
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses(3)
Costs of subscription services	$102,476	$(6,053)	$(204)	$96,219
Costs of professional services	162,327	(12,890)	(451)	148,986
Product development	316,868	(63,938)	(3,221)	249,709
Sales and marketing	315,840	(29,875)	(1,420)	284,545
General and administrative	106,051	(43,292)	(1,202)	61,557
Total costs and expenses	$1,003,562	$(156,048)	$(6,498)	$841,016

(1)
Share-based compensation expenses were $379 million, $250 million and $156 million for fiscal 2017, 2016 and 2015, respectively. The increase in share-based compensation expenses was primarily due to grants of RSUs to existing and new employees. During fiscal 2017, 2016 and 2015, the realized excess tax benefits related to share-based compensation were immaterial.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $14 million, $9 million and $5 million for fiscal 2017, 2016 and 2015, respectively. In addition, other operating expenses include amortization of acquisition-related intangible assets of $13 million, $3 million and $1 million for fiscal 2017, 2016 and 2015, respectively. Amortization of acquisition-related intangible assets is recorded as part of product development expenses and sales and marketing expenses.

(3)	See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $213 million for fiscal 2017, compared to $150 million for fiscal 2016, an increase of $63 million, or 42%. The increase was primarily due to increases of $30 million in employee-related costs driven by higher headcount, $12 million in service contracts expense to expand data center capacity, $12 million in depreciation expense related to our data centers and $6 million in facility and IT-related expenses.
GAAP operating expenses in costs of subscription services were $150 million for fiscal 2016, compared to $102 million for fiscal 2015, an increase of $48 million, or 47%. The increase was primarily due to increases of $20 million in employee-related costs driven by higher headcount, $12 million in depreciation expense related to our data centers, $7 million in service contracts expense to expand data center capacity and $6 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of subscription services were $192 million for fiscal 2017, compared to $137 million for fiscal 2016, an increase of $55 million, or 40%. The increase was primarily due to increases of $21 million in employee-related costs driven by higher headcount, $12 million in service contracts expense to expand data center capacity, and $12 million in depreciation expense related to our data centers and $6 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of subscription services were $137 million for fiscal 2016, compared to $96 million for fiscal 2015, an increase of $41 million, or 43%. The increase was primarily due to increases of $13 million in employee-related costs driven by higher headcount, $12 million in depreciation expense related to our data centers, $7 million in service contracts expense to expand data center capacity and $6 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.

Costs of Professional Services
GAAP operating expenses in costs of professional services were $270 million for fiscal 2017, compared to $225 million for fiscal 2016, an increase of $45 million, or 20%. This increase was primarily due to increases of $45 million to staff our deployment and integration engagements.
GAAP operating expenses in costs of professional services were $225 million for fiscal 2016, compared to $162 million for fiscal 2015, an increase of $63 million, or 39%. This increase was primarily due to increases of $51 million to staff our deployment and integration engagements and $6 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of professional services were $242 million for fiscal 2017, compared to $204 million for fiscal 2016, an increase of $38 million, or 19%. This increase was primarily due to increases of $38 million to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $204 million for fiscal 2016, compared to $149 million for fiscal 2015, an increase of $55 million, or 37%. This increase was primarily due to increases of $37 million to staff our deployment and integration engagements and $6 million in facility and IT-related expenses.
Going forward, we expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we increasingly rely on our service partners to deploy our applications and as the number of our customers continues to grow. For fiscal 2018, we anticipate GAAP and non-GAAP professional services margins to be lower than fiscal 2017 as we invest in programs to ensure ongoing customer success.
Product Development
GAAP operating expenses in product development were $681 million for fiscal 2017, compared to $470 million for fiscal 2016, an increase of $211 million, or 45%. The increase was primarily due to increases of $166 million in employee-related costs due to higher headcount, $24 million in facility and IT-related expenses, $10 million in amortization expense for our acquisition-related intangible assets and $6 million in third party costs for hardware maintenance and data center capacity.
GAAP operating expenses in product development were $470 million for fiscal 2016, compared to $317 million for fiscal 2015, an increase of $153 million, or 48%. The increase was primarily due to increases of $129 million in employee-related costs due to higher headcount, $20 million in facility and IT-related expenses and $4 million in third party costs for hardware maintenance and data center capacity.
Non-GAAP operating expenses in product development were $495 million for fiscal 2017, compared to $353 million for fiscal 2016, an increase of $142 million, or 40%. The increase was primarily due to increases of $108 million in employee-related costs due to higher headcount, $24 million in facility and IT-related expenses and $6 million in third party costs for hardware maintenance and data center capacity.
Non-GAAP operating expenses in product development were $353 million for fiscal 2016, compared to $250 million for fiscal 2015, an increase of $103 million, or 41%. The increase was primarily due to increases of $73 million in employee-related costs due to higher headcount, $20 million in facility and IT-related expenses and $4 million in third party costs for hardware maintenance and data center capacity.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $584 million for fiscal 2017, compared to $434 million for fiscal 2016, an increase of $150 million, or 35%. The increase was primarily due to increases of $119 million in employee-related costs due to higher headcount and higher commissionable sales volume, $12 million in advertising, marketing and event costs, $10 million in facility and IT-related expenses and $7 million in travel.
GAAP operating expenses in sales and marketing were $434 million for fiscal 2016, compared to $316 million for fiscal 2015, an increase of $118 million, or 37%. The increase was primarily due to increases of $87 million in employee-related costs due to higher headcount and higher commissionable sales volume, $15 million in advertising, marketing and event costs, $10 million in facility and IT-related expenses and $6 million in travel.
Non-GAAP operating expenses in sales and marketing were $494 million for fiscal 2017, compared to $381 million for fiscal 2016, an increase of $113 million, or 30%. The increase was primarily due to increases of $83 million in employee-related costs due to higher headcount and higher commissionable sales volume, $12 million in advertising, marketing and event costs, $10 million in facility and IT-related expenses and $7 million in travel.

Non-GAAP operating expenses in sales and marketing were $381 million for fiscal 2016, compared to $285 million for fiscal 2015, an increase of $96 million, or 34%. The increase was primarily due to increases of $60 million in employee-related costs due to higher headcount and higher commissionable sales volume, $15 million in advertising, marketing and event costs, $10 million in facility and IT-related expenses and $6 million in travel.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and Administrative
GAAP operating expenses in general and administrative were $198 million for fiscal 2017, compared to $149 million for fiscal 2016, an increase of $49 million, or 33%. The increase was primarily due to $41 million in higher employee-related costs due to higher headcount and $8 million in higher professional services costs including consulting, legal and audit.
GAAP operating expenses in general and administrative were $149 million for fiscal 2016, compared to $106 million for fiscal 2015, an increase of $43 million, or 41%. The increase was primarily due to $23 million in higher employee-related costs due to higher headcount and $10 million in higher professional services costs including consulting, legal and audit.
Non-GAAP operating expenses in general and administrative were $117 million for fiscal 2017, compared to $89 million for fiscal 2016, an increase of $28 million, or 31%. The increase was primarily due to $20 million in higher employee-related costs due to higher headcount and $8 million in higher professional services costs including consulting, legal and audit.
Non-GAAP operating expenses in general and administrative were $89 million for fiscal 2016, compared to $62 million for fiscal 2015, an increase of $27 million, or 44%. The increase was primarily due to $13 million in higher employee-related costs due to higher headcount and $10 million in higher professional services costs including consulting, legal and audit.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins declined from (22.8)% for fiscal 2016 to (24.0)% for fiscal 2017. The reductions in our GAAP operating margins were primarily due to higher share-based compensation and other operating expenses, including a one-time acquisition expense, offset by higher revenues.
GAAP operating margins improved from (27.4)% for fiscal 2015 to (22.8)% for fiscal 2016. The improvements in our GAAP operating margin was primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
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

Non-GAAP operating margins improved from (0.2)% for fiscal 2016 to 1.9% for fiscal 2017. The improvements in our non-GAAP operating margin was primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
Non-GAAP operating margins improved from (6.7)% for fiscal 2015 to (0.2)% for fiscal 2016. The improvements in our non-GAAP operating margin was primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Year ended January 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(24.0)%	24.1%	1.8%	1.9%

	Year ended January 31, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(22.8)%	21.6%	1.0%	(0.2)%

	Year ended January 31, 2015
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(27.4)%	19.8%	0.9%	(6.7)%

(1)	See “Non-GAAP Financial Measures” below for further information.
Other Expense, Net
Other expense, net, was $32 million, $24 million, and $30 million for fiscal 2017, 2016 and 2015, respectively. The increase in other expense, net for fiscal 2017 compared to fiscal 2016 was primarily due to the impairment of a cost method investment in fiscal 2017 of $15 million offset by an increase in interest income of $6 million. The decrease in other expense, net for fiscal 2016 compared to fiscal 2015 was primarily due to the gain on sale of a cost method investment in fiscal 2016 of $3 million.
The contractual cash interest expense related to the convertible senior notes was $6 million per year for fiscal 2017, 2016 and 2015. The associated non-cash interest expense related to amortization of the debt discount and amortization of debt issuance costs was $27 million, $26 million and $24 million for fiscal 2017, 2016 and 2015, respectively.
Liquidity and Capital Resources
As of January 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.0 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds.
We have financed our operations primarily through sales of equity securities, customer payments, and issuance of debt. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing of construction of facilities in Pleasanton, California and acquisition of additional facilities, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services, and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services and technologies or intellectual property rights in the future. We also may choose to seek additional equity or debt financing.

Our cash flows for fiscal 2017, 2016 and 2015 were as follows:

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$348,655	$258,637	$102,003
Investing activities	(168,885)	(300,147)	(404,167)
Financing activities	59,681	44,109	19,455
Effect of exchange rate changes	385	(704)	(425)
Net increase (decrease) in cash and cash equivalents	$239,836	$1,895	$(283,134)
Operating Activities
Cash provided by operating activities was $349 million, $259 million and $102 million for fiscal 2017, 2016 and 2015, respectively. The improvements in cash flows provided by operating activities in both fiscal 2017 and 2016 compared to prior fiscal years resulted primarily from increased cash collections driven by growth in our customer sales contracts, partially offset by increases in our headcount related and other operational expenses.
Investing Activities
Cash used in investing activities for fiscal 2017 was $169 million, which was primarily the result of timing of purchase and maturities of marketable securities, a net cash outflow of $148 million related to acquisitions, $73 million spent on acquisition of and renovations to office buildings and land in Pleasanton, California, capital expenditures for the development center of $34 million and capital expenditures for data center and office space projects of $121 million. These payments were partially offset by proceeds of $133 million from the sale of available-for-sale securities and $5 million from the maturity of a cost method investment.
Cash used in investing activities for fiscal 2016 was $300 million, which was primarily the result of timing of purchase and maturities of marketable securities, a net cash outflow of $31 million related to acquisitions, capital expenditures for data center and office space projects of $134 million and cash paid to purchase cost method investments of $17 million. These payments were offset by proceeds of $103 million from the sale of available-for-sale securities and $4 million from the sale of a cost method investment.
Cash used in investing activities for fiscal 2015 was $404 million, which was primarily the result of timing of purchase and maturities of marketable securities, a net cash outflow of $26 million related to acquisitions, capital expenditures for data center and office space projects of $104 million and cash paid to purchase cost method investments of $10 million. These payments were offset by proceeds of $53 million from the sale of available-for-sale securities.
We expect capital expenditures, excluding owned real estate projects, will be approximately $160 million for fiscal 2018. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth. We began construction of our development center, consisting of approximately 410,000 square feet of office space in Pleasanton, California, during fiscal 2017. We expect capital expenditures related to owned real estate projects will be approximately $175 million for fiscal 2018.
Financing Activities
For fiscal 2017, cash provided by financing activities was $60 million, primarily as a result of $58 million of proceeds from the issuance of common stock from employee equity plans.
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
Free cash flows improved by $103 million to $228 million for fiscal 2017, compared to $125 million for fiscal 2016. The improvement was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Free cash flows improved by $127 million to $125 million for fiscal 2016, compared to $(2) million for fiscal 2015. The improvement was primarily due to increases in sales and the related cash collections, partially offset by increases in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount.
Reconciliations of Net cash provided by (used in) operating activities to free cash flows were as follows (in thousands):

	Year Ended January 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$348,655	$258,637	$102,003
Capital expenditures, excluding owned real estate projects	(120,813)	(133,667)	(103,646)
Free cash flows	$227,842	$124,970	$(1,643)
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

•
Other Operating Expenses. Other operating expenses consist of employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of our ongoing operations.

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
See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for fiscal 2017, 2016 and 2015.
See Liquidity and Capital Resources—Free Cash Flows for a reconciliation from the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flow, for fiscal 2017, 2016 and 2015.
Backlog
We generally sign multiple-year subscription contracts for our applications. The timing of our invoices to each customer is a negotiated term and varies among our subscription contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, unearned revenue or elsewhere in our consolidated financial statements. To the extent future invoicing is determined to be certain, we consider those future subscription invoices to be non-cancelable backlog. Future invoicing is determined to be certain when we have a fully executed non-cancelable contract and invoicing is not dependent on a future event such as customer funding or the delivery of a specific product or feature. The amount of non-cancelable subscription contract backlog was $2.5 billion and $1.6 billion as of January 31, 2017 and 2016, respectively.
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

Contractual Obligations
The following table summarizes our consolidated principal contractual cash obligations as of January 31, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
0.75% Convertible Senior Notes due 2018(1)	$350,000	$—	$350,000	$—	$—
1.50% Convertible Senior Notes due 2020(1)	250,000	—	—	250,000	—
Aggregate interest obligation(2)	16,779	6,375	8,696	1,708	—
Operating lease obligations:
Facilities space, not including related party(3)	155,188	42,686	52,148	28,671	31,683
Facilities space with related party	72,234	8,489	19,128	19,906	24,711
Computing infrastructure platform obligations	97,500	6,000	17,000	25,000	49,500
Other contractual obligations	7,252	7,252	—	—	—
Total	$948,953	$70,802	$446,972	$325,285	$105,894

(1)	Represents aggregate principal amount of the Notes, without the effect of associated discounts.

(2)	Represents estimated aggregate interest obligations for our outstanding Notes that are payable in cash.

(3)
For the 95-year lease we entered in January 2014, the cash obligations exclude the potential annual rental increases based on the increases to the Consumer Price Index ("CPI"). We believe it is likely we will make higher rent payments over the lease term due to future changes in the CPI.

Our contractual obligations primarily consist of our convertible senior notes due in 2018 and 2020, as well as obligations under leases for office space, co-location facilities for data center capacity and computing infrastructure platforms for business operations. For fiscal 2018, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.
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
In January 2014, we entered into a 95-year lease for a 6.9 acre parcel of land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. During the first quarter of fiscal 2017 we started construction of our new development center, consisting of approximately 410,000 square feet of office space, on this property. The agreement with the contractor for the construction of the development center is not included in the table above because it allows for termination without significant penalty.
Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual obligation amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.
Off-Balance Sheet Arrangements
Through January 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
We believe that of our significant accounting policies, which are described in Note 2 of the notes to the consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition
We derive our revenues primarily from subscription services fees and from professional services fees, including training. We sell subscriptions to our cloud applications through contracts that are generally three years or more in length. Our arrangements are generally non-cancelable. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.
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
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangement accounting guidance provides a hierarchy when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence ("VSOE") of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence ("TPE") of selling price is used to establish the selling price if it exists. If neither VSOE nor TPE exist for a deliverable, arrangements with multiple deliverables can be separated into discrete units of accounting based on our best estimate of selling price. The amount of arrangement fee allocated is limited by contingent revenues, if any.

We determine the best estimate of selling price for our deliverables based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors. We evaluate our best estimate of selling price by reviewing historical data related to sales of our deliverables, including comparing the percentages of our contract prices to our list prices. We also consider several other data points in our evaluation, including the size of our arrangements, the cloud applications sold, customer demographics, and the numbers and types of users within our arrangements.
Deferred Commissions
Sales commissions earned by our sales force are considered to be direct sales commissions when they can be associated specifically with a non-cancelable subscription contract. Direct sales commissions are deferred when earned and amortized over the same period that revenues are recognized for the related non-cancelable subscription contract. The commission payments are paid in full after the customer has paid for its first year of service. During fiscal 2017, we deferred $44 million of commissions and we amortized $25 million to sales and marketing expenses in the accompanying consolidated statements of operations. During fiscal 2016, we deferred $32 million of commission expenditures and we amortized $20 million to sales and marketing expenses in the accompanying consolidated statements of operations. Deferred commissions on our consolidated balance sheets totaled $70 million and $51 million at January 31, 2017 and 2016, respectively.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
 We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of January 31, 2017 and 2016, our most significant currency exposures were the Euro, British pound and Canadian dollar.
We have a hedging program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations through the purchase of foreign currency exchange contracts. For further information, see Note 9 of the notes to consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $2.0 billion as of January 31, 2017 and 2016. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $9 million and $8 million market value reduction in our investment portfolio as of January 31, 2017 and 2016, respectively. The majority of our investments earn less than 100-basis points and as a result, an immediate decrease of 100-basis points in interest rates would have increased the market value by $8 million and $5 million as of January 31, 2017 and 2016, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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
Our Notes have fixed annual interest rates at 0.75% and 1.50% and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $324 million and $211 million, respectively, as of January 31, 2017. These represent the liability component of the principal balance of our Notes as of January 31, 2017. The total estimated fair values of the 2018 Notes and 2020 Notes at January 31, 2017 were $402 million and $310 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for fiscal 2017, which were $114.93 and $124.19, respectively. For further information, see Note 10 of the notes to consolidated financial statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORKDAY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Workday, Inc.

We have audited the accompanying consolidated balance sheets of Workday, Inc. as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' equity for each of the three years in the period ended January 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Workday, Inc. at January 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Workday, Inc.’s internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 20, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
March 20, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Workday, Inc.

We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Workday, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Workday, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2017 consolidated financial statements of Workday, Inc. and our report dated March 20, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
March 20, 2017

WORKDAY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$539,923	$300,087
Marketable securities	1,456,822	1,669,372
Accounts receivable, net of allowance for doubtful accounts of $2,102 and $1,592	383,908	293,407
Deferred costs	27,537	21,817
Prepaid expenses and other current assets	88,336	77,625
Total current assets	2,496,526	2,362,308
Property and equipment, net	365,877	214,158
Deferred costs, noncurrent	43,310	30,074
Acquisition-related intangible assets, net	48,787	15,491
Goodwill	158,354	50,325
Other assets	53,570	57,738
Total assets	$3,166,424	$2,730,094
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,824	$19,605
Accrued expenses and other current liabilities	61,582	43,122
Accrued compensation	110,625	91,211
Unearned revenue	1,097,417	768,741
Total current liabilities	1,296,448	922,679
Convertible senior notes, net	534,423	507,476
Unearned revenue, noncurrent	135,970	130,988
Other liabilities	36,677	32,794
Total liabilities	2,003,518	1,593,937
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10 million shares authorized as of January 31, 2017 and 2016; no shares issued and outstanding as of January 31, 2017 and 2016	—	—
Class A common stock, $0.001 par value; 750 million shares authorized as of January 31, 2017 and 2016; 127 million and 116 million shares issued and outstanding as of January 31, 2017 and 2016	127	115
Class B common stock, $0.001 par value; 240 million shares authorized as of January 31, 2017 and 2016; 76 million and 79 million shares issued and outstanding as of January 31, 2017 and 2016 (including 0.1 million and 1 million shares subject to repurchase, legally issued and outstanding as of January 31, 2017 and 2016)	75	78
Additional paid-in capital	2,681,200	2,247,454
Accumulated other comprehensive income (loss)	2,071	799
Accumulated deficit	(1,520,567)	(1,112,289)
Total stockholders’ equity	1,162,906	1,136,157
Total liabilities and stockholders’ equity	$3,166,424	$2,730,094

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2017	2016	2015
Revenues:
Subscription services	$1,287,104	$929,234	$613,328
Professional services	282,303	233,112	174,532
Total revenues	1,569,407	1,162,346	787,860
Costs and expenses(1):
Costs of subscription services	213,389	149,869	102,476
Costs of professional services	270,156	224,558	162,327
Product development	680,531	469,944	316,868
Sales and marketing	583,874	434,056	315,840
General and administrative	198,122	148,578	106,051
Total costs and expenses	1,946,072	1,427,005	1,003,562
Operating loss	(376,665)	(264,659)	(215,702)
Other expense, net	(32,427)	(24,242)	(30,270)
Loss before provision for (benefit from) income taxes	(409,092)	(288,901)	(245,972)
Provision for (benefit from) income taxes	(814)	1,017	2,010
Net loss	(408,278)	(289,918)	(247,982)
Net loss attributable to Class A and Class B common stockholders	$(408,278)	$(289,918)	$(247,982)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(2.06)	$(1.53)	$(1.35)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	198,214	190,016	183,702

(1)	Costs and expenses include share-based compensation expenses as follows:

	Year Ended January 31,
	2017	2016	2015
Costs of subscription services	$20,773	$12,060	$6,053
Costs of professional services	26,833	19,526	12,890
Product development	166,529	109,362	63,938
Sales and marketing	86,229	51,617	29,875
General and administrative	78,265	57,405	43,292

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2017	2016	2015
Net loss	$(408,278)	$(289,918)	$(247,982)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	150	(3,158)	(525)
Net change in unrealized gains (losses) on available-for-sale investments	(388)	(842)	116
Net change in market value of effective foreign currency forward exchange contracts	1,510	4,939	—
Other comprehensive income (loss), net of tax:	1,272	939	(409)
Comprehensive loss	$(407,006)	$(288,979)	$(248,391)

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(408,278)	$(289,918)	$(247,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	115,885	85,939	59,205
Share-based compensation expenses	372,272	249,970	156,048
Amortization of deferred costs	25,577	23,477	19,288
Amortization of debt discount and issuance costs	26,947	25,518	24,171
Gain on sale of cost method investment	(65)	(3,220)	—
Impairment of cost method investment	15,000	—	—
Other	(1,982)	1,047	2,924
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(88,639)	(105,264)	(96,876)
Deferred costs	(44,533)	(33,899)	(23,514)
Prepaid expenses and other assets	(20,847)	(28,366)	(15,524)
Accounts payable	6,336	6,824	1,120
Accrued expense and other liabilities	23,367	59,724	3,964
Unearned revenue	327,615	266,805	219,179
Net cash provided by (used in) operating activities	348,655	258,637	102,003
Cash flows from investing activities
Purchases of marketable securities	(1,917,238)	(2,125,841)	(1,737,840)
Maturities of marketable securities	1,986,031	1,901,858	1,419,454
Sales of available-for-sale securities	133,292	102,711	53,182
Business combinations, net of cash acquired	(147,879)	(31,436)	(26,317)
Owned real estate projects	(106,997)	—	—
Capital expenditures, excluding owned real estate projects	(120,813)	(133,667)	(103,646)
Purchases of cost method investments	(300)	(16,550)	(10,000)
Sales and maturities of cost method investments	5,315	3,538	—
Other	(296)	(760)	1,000
Net cash provided by (used in) investing activities	(168,885)	(300,147)	(404,167)
Cash flows from financing activities
Proceeds from issuance of common stock from employee equity plans	58,079	45,656	36,239
Principal payments on capital lease obligations	—	(3,193)	(9,759)
Shares repurchased for tax withholdings on vesting of restricted stock	—	—	(8,291)
Other	1,602	1,646	1,266
Net cash provided by (used in) financing activities	59,681	44,109	19,455
Effect of exchange rate changes	385	(704)	(425)
Net increase (decrease) in cash and cash equivalents	239,836	1,895	(283,134)
Cash and cash equivalents at the beginning of period	300,087	298,192	581,326
Cash and cash equivalents at the end of period	$539,923	$300,087	$298,192
Supplemental cash flow data
Cash paid for interest	$6,484	$6,456	$6,869
Cash paid for taxes	5,315	2,124	943
Non-cash investing and financing activities:
Vesting of early exercised stock options	$1,803	$1,887	$1,887
Purchases of property and equipment, accrued but not paid	27,696	14,052	8,776
Non-cash additions to property and equipment	2,094	7,256	—

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances as of January 31, 2014	183,406,031	$181	$1,761,156	$269	$(574,389)	$1,187,217
Issuance of common stock under employee equity plans	3,952,173	4	36,235	—	—	36,239
Vesting of early exercised stock options	—	—	1,887	—	—	1,887
Vested restricted stock units, net	1,057,851	1	—	—	—	1
Shares withheld for tax withholding on vesting of restricted stock	—	—	(8,292)	—	—	(8,292)
Share-based compensation	—	—	156,048	—	—	156,048
Excess tax benefits from share-based compensation	—	—	1,175	—	—	1,175
Other	—	—	91	—	—	91
Other comprehensive income (loss)	—	—	—	(409)	—	(409)
Net loss	—	—	—	—	(247,982)	(247,982)
Balances as of January 31, 2015	188,416,055	$186	$1,948,300	$(140)	$(822,371)	$1,125,975
Issuance of common stock under employee equity plans	4,103,433	5	45,651	—	—	45,656
Vesting of early exercised stock options	—	—	1,887	—	—	1,887
Vested restricted stock units, net	1,959,862	2	(2)	—	—	—
Share-based compensation	—	—	249,970	—	—	249,970
Excess tax benefits from share-based compensation	—	—	1,646	—	—	1,646
Other	—	—	2	—	—	2
Other comprehensive income (loss)	—	—	—	939	—	939
Net loss	—	—	—	—	(289,918)	(289,918)
Balances as of January 31, 2016	194,479,350	$193	$2,247,454	$799	$(1,112,289)	$1,136,157
Issuance of common stock under employee equity plans	4,379,787	4	58,075	—	—	58,079
Vesting of early exercised stock options	—	1	1,802	—	—	1,803
Vested restricted stock units, net	4,084,268	4	(4)	—	—	—
Share-based compensation	—	—	372,272	—	—	372,272
Excess tax benefits from share-based compensation	—	—	1,226	—	—	1,226
Other	—	—	375	—	—	375
Other comprehensive income (loss)	—	—	—	1,272	—	1,272
Net loss	—	—	—	—	(408,278)	(408,278)
Balances as of January 31, 2017	202,943,405	$202	$2,681,200	$2,071	$(1,520,567)	$1,162,906

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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2017, for example, refer to the year ended January 31, 2017.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.
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
Note 2. Summary of Significant Accounting Policies
Revenue Recognition
We derive our revenues primarily from subscription services fees and from professional services fees, including training. We sell subscriptions to our cloud applications through contracts that are generally three years or more in length. Our arrangements are generally non-cancelable. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.
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
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangement accounting guidance provides a hierarchy when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence ("VSOE") of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence ("TPE") of selling price is used to establish the selling price if it exists. If neither VSOE nor TPE exist for a deliverable, arrangements with multiple deliverables can be separated into discrete units of accounting based on our best estimate of selling price. The amount of arrangement fee allocated is limited by contingent revenues, if any.
We determine the best estimate of selling price for our deliverables based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors. We evaluate our best estimate of selling price by reviewing historical data related to sales of our deliverables, including comparing the percentages of our contract prices to our list prices. We also consider several other data points in our evaluation, including the size of our arrangements, the cloud applications sold, customer demographics, and the numbers and types of users within our arrangements.
Fair Value Measurement
We measure our cash equivalents, marketable securities and foreign currency derivative contracts at fair value at each reporting period using a fair value hierarchy that requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs that are supported by little or no market activity.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. Our cash equivalents generally consist of investments in U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper and money market funds.

Marketable Securities
Our marketable securities consist of U.S. agency obligations, U.S. treasury securities, corporate bonds and commercial paper. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations.
When quoted prices for identical instruments are available in an active market, marketable securities are classified within Level 1 of the fair value hierarchy. If quoted prices for identical instruments in active markets are not available, fair values are estimated using quoted prices of similar instruments and are classified within Level 2 of the fair value hierarchy. To date, all of our marketable securities can be valued using one of these two methodologies.
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
Derivative Financial Instruments and Hedging Activities
We use derivative financial instruments to manage foreign currency risks (see Note 9). We account for these instruments in accordance with Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, which requires that every derivative instrument be recorded on the consolidated balance sheets as either an asset or liability measured at its fair value as of the reporting date.
Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For foreign currency forward contracts not designated as hedging instruments, which we use to hedge a portion of our net outstanding monetary assets and liabilities, the gains or losses are recorded in Other expense, net in the consolidated statements of operations in the period of change. For a derivative instrument designated as a cash flow hedge, which we use to hedge certain customer contracts denominated in foreign currencies, the change in fair value on the effective portion is recorded to Accumulated other comprehensive income (loss) ("OCI") in our consolidated balance sheets each reporting period. The balance in OCI is subsequently reclassified to the related revenue line item in the consolidated statements of operations in the same period that the underlying revenues are earned.
Our foreign currency contracts are classified within Level 2 of the fair value hierarchy because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
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
Goodwill and Acquisition-Related Intangible Assets
Acquisition-related intangible assets with a finite life are typically amortized over useful lives of three to four years. Goodwill amounts are not amortized, but rather tested for impairment at least annually, and more frequently upon the occurrence of certain events. We completed our annual impairment test in our fourth quarter, which did not result in any impairment of the goodwill balance.
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
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 ("2018 Notes") with a principal amount of $350 million. Concurrently, we issued 1.50% convertible senior notes due July 15, 2020 ("2020 Notes") with a principal amount of $250 million (together with the 2018 Notes, referred to as "the Notes"). In accounting for the Notes, we separated them into liability and equity components. The carrying amount of the liability components were calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity components representing the conversion options were determined by deducting the fair value of the liability component from the par value of the Notes as a whole. These differences represent debt discounts that are amortized to interest expense over the terms of the Notes. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount incurred to the liability and equity components. Issuance costs attributable to the liability components are being amortized to expense over the respective terms of the Notes, and issuance costs attributable to the equity components were netted with the respective equity component in additional paid-in capital.
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $35 million, $31 million and $20 million for fiscal 2017, 2016 and 2015, respectively.
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
Warranties and Indemnification
Our cloud applications are generally warranted to perform materially in accordance with our online documentation under normal use and circumstances. Additionally, our contracts generally include provisions for indemnifying customers against liabilities if use of our cloud applications infringe a third party’s intellectual property rights, and we may also incur liabilities if we breach the security, privacy and/or confidentiality obligations in our contracts. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements, as a result of these obligations. We have entered into service-level agreements with a majority of our customers committing to defined levels of service availability and performance and permitting those customers to receive credits or refunds for prepaid amounts related to unused subscription services or to terminate their agreements in the event that we fail to meet those levels. To date, we have not experienced any significant failures to meet defined levels of availability and performance of those agreements and, as a result, we have not accrued any liabilities related to these agreements in the consolidated financial statements.
Foreign Currency Exchange
The functional currency for certain of our foreign subsidiaries is the U.S. dollar, while others use local currencies. We translate the foreign functional currency financial statements to U.S dollars for those entities that do not have U.S. dollars as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded in OCI as a component of stockholders' equity, and related periodic movements are summarized as a line item in our consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in Other expense, net on the consolidated statements of operations for the period.
Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Our deposits exceed federally insured limits.
No single customer represented over 10% of accounts receivable in the consolidated financial statements as of January 31, 2017 or 2016. No single customer represented over 10% of total revenues for any of the periods in the consolidated financial statements.
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
In addition, we rely on Amazon Web Services ("AWS"), which provides a distributed computing infrastructure platform for business operations, to operate certain aspects of our services, such as environments for development testing, training and sales demonstrations. Any disruption of or interference with our use of AWS would impact our operations.

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition ("Topic 605"), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new standard.” The new standard must be adopted by Workday in our fiscal year beginning February 1, 2018, with early adoption permitted effective in our fiscal year beginning February 1, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application.
We have closely assessed the new standard and monitored FASB activity, including the interpretations by the FASB Transition Resource Group for Revenue Recognition, throughout fiscal 2017. In the fourth quarter of fiscal 2017, we finalized our assessment of the new standard, including completing our contract reviews and our evaluation of the incremental costs of obtaining a contract. Based on our assessment, we decided to early adopt the requirements of the new standard in the first quarter of fiscal 2018, utilizing the full retrospective method of transition.
The impact of adopting the new standard on our fiscal 2017 and fiscal 2016 revenues is not material. The primary impact of adopting the new standard relates to the deferral of incremental commission costs of obtaining subscription contracts. Under Topic 605, we deferred only direct and incremental commission costs to obtain a contract and amortized those costs over the term of the related subscription contract, which was generally three years. Under the new standard, we defer all incremental commission costs to obtain the contract. We amortize these costs over a period of benefit that we have determined to be five years.
Select consolidated statement of operations line items, which reflect the adoption of the new standard are as follows (in thousands):

	Year Ended January 31,
	2017	2016
Revenues:
Subscription services	$1,290,733	$920,196
Professional services	283,707	236,494
Total revenues	1,574,440	1,156,690
Costs and expenses:
Sales and marketing	565,328	413,530
Operating loss	(353,086)	(249,789)
Net loss	$(384,699)	$(275,048)
Select consolidated balance sheet line items, which reflect the adoption of the new standard are as follows (in thousands):

January 31, 2017
Assets
Trade and other receivables, net	$409,780
Prepaid expenses and other current assets	66,590
Deferred costs	51,330
Deferred costs, noncurrent	117,249
Liabilities
Unearned revenue	$1,086,212
Unearned revenue, noncurrent	135,331
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 Leases. The guidance is effective for our fiscal year beginning February 1, 2019. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and classification in the statement of cash flows. The guidance is effective for our fiscal year beginning February 1, 2017. We will adopt this standard in the first quarter of fiscal 2018. We are in the process of evaluating the transition and disclosure requirements of the standard. We expect the cumulative-effect adjustment to be immaterial on the adoption date.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to the issuance of this ASU, existing guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. The guidance is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. The amendments will be applied using a retrospective transition method to each period presented. We are in the process of evaluating the transition and disclosure requirements of the standard and we anticipate the adoption will not have a significant impact on our consolidated statements of cash flows.
Note 3. Marketable Securities
At January 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$908,874	$179	$(535)	$908,518
U.S. treasury securities	192,028	48	(25)	192,051
Corporate bonds	290,272	42	(429)	289,885
Commercial paper	323,106	—	—	323,106
Money market funds	24,425	—	—	24,425
	$1,738,705	$269	$(989)	$1,737,985
Included in cash and cash equivalents	$281,163	$—	$—	$281,163
Included in marketable securities	$1,457,542	$269	$(989)	$1,456,822
At January 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,018,513	$127	$(405)	$1,018,235
U.S. treasury securities	338,736	70	(141)	338,665
Corporate bonds	135,065	36	(18)	135,083
Commercial paper	177,390	—	(1)	177,389
Money market funds	148,961	—	—	148,961
	$1,818,665	$233	$(565)	$1,818,333
Included in cash and cash equivalents	$148,961	$—	$—	$148,961
Included in marketable securities	$1,669,704	$233	$(565)	$1,669,372
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of January 31, 2017. No marketable securities held as of January 31, 2017 have been in a continuous unrealized loss position for more than 12 months. During fiscal 2017, we sold $133 million of our available-for-sale securities and the realized gain from the sale is immaterial.

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2017 (in thousands):

Description	Level 1	Level 2	Level 3	Total
U.S. agency obligations	$—	$908,518	$—	$908,518
U.S. treasury securities	192,051	—	—	192,051
Corporate bonds	—	289,885	—	289,885
Commercial paper	—	323,106	—	323,106
Money market funds	24,425	—	—	24,425
Foreign currency derivative assets	—	7,909	—	7,909
Total assets	$216,476	$1,529,418	$—	$1,745,894
Foreign currency derivative liabilities	$—	$2,127	$—	$2,127
Total liabilities	$—	$2,127	$—	$2,127
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2016 (in thousands):

Description	Level 1	Level 2	Level 3	Total
U.S. agency obligations	$—	$1,018,235	$—	$1,018,235
U.S. treasury securities	338,665	—	—	338,665
Corporate bonds	—	135,083	—	135,083
Commercial paper	—	177,389	—	177,389
Money market funds	148,961	—	—	148,961
Foreign currency derivative assets	—	5,300	—	5,300
Total assets	$487,626	$1,336,007	$—	$1,823,633
Foreign currency derivative liabilities	$—	$154	$—	$154
Total liabilities	$—	$154	$—	$154
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value in the consolidated balance sheets (in thousands):

	January 31, 2017		January 31, 2016
	Net Carrying Amount before unamortized debt issuance costs	Estimated Fair Value	Net Carrying Amount before unamortized debt issuance costs	Estimated Fair Value
0.75% Convertible senior notes	$325,620	$402,259	$310,013	$362,250
1.50% Convertible senior notes	213,180	310,470	203,923	264,063
The difference between the principal amount of the notes, $350 million for the 0.75% convertible senior notes and $250 million for the 1.50% convertible senior notes, and the net carrying amount before unamortized debt issuance costs represents the unamortized debt discount (see Note 10). The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on January 31, 2017 and 2016.
Based on the closing price of our common stock of $83.09 on January 31, 2017, the if-converted value of the 0.75% convertible senior notes was less than its principal amount, and the if-converted value of the 1.50% convertible senior notes was greater than its principal amount.

Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2017	2016
Land	$6,592	$—
Buildings	115,302	4,280
Computers, equipment and software	323,311	230,705
Computers, equipment and software acquired under capital leases	18,298	24,400
Furniture and fixtures	24,462	18,894
Leasehold improvements	108,673	86,282
Property and equipment, gross (1)	596,638	364,561
Less accumulated depreciation and amortization	(230,761)	(150,403)
Property and equipment, net	$365,877	$214,158

(1)
Property and equipment, gross includes construction-in-progress for owned real estate projects of $115 million and $4 million that has not yet been placed in service as of January 31, 2017 and 2016, respectively.

During fiscal 2017 we purchased real property located in Pleasanton, California which includes two office buildings totaling approximately 267,000 square feet, land and parking structures. Additionally, we started construction of our development center in Pleasanton, California, consisting of approximately 410,000 square feet of office space.
Depreciation expense was $92 million, $71 million and $46 million for fiscal 2017, 2016 and 2015, respectively. These amounts include depreciation of assets recorded under capital leases of less than $0.1 million, $3 million and $9 million for fiscal 2017, 2016 and 2015, respectively.
Note 6. Business Combinations
During fiscal 2017 we acquired two businesses in order to expand our product and service offerings. We have included the financial results of the acquired businesses in our consolidated financial statements from the respective acquisition dates. The consideration paid for these acquisitions was $148 million, net of cash acquired.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed in the business combinations during fiscal 2017 (in thousands):

Cash and cash equivalents	$3,390
Other tangible assets	3,466
Acquired developed technology	45,039
Customer relationship assets	1,000
Accounts payable and other liabilities	(3,256)
Unearned revenue	(6,000)
Net assets acquired	43,639
Goodwill	107,658
Total purchase consideration	$151,297
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

Note 7. Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	January 31,
	2017	2016
Acquired developed technology	$64,900	$20,461
Customer relationship assets	1,000	338
	65,900	20,799
Less accumulated amortization	(17,113)	(5,308)
Acquisition-related intangible assets, net	$48,787	$15,491
Amortization expense related to acquired developed technology and customer relationship assets was $13 million, $3 million and $1 million for fiscal 2017, 2016 and 2015, respectively.
As of January 31, 2017, our future estimated amortization expense related to the acquired developed technology and customer relationship assets is as follows (in thousands):

Fiscal Period:
2018	$19,286
2019	18,904
2020	10,281
2021	316
Total	$48,787
Note 8. Other Assets
Other assets consisted of the following (in thousands):

	January 31,
	2017	2016
Cost method investments	$14,004	$28,742
Acquired land leasehold interest, net	9,676	9,781
Technology patents, net	2,098	3,020
Other	27,792	16,195
Total	$53,570	$57,738
Our cost method investments include investments in private companies in which we do not have the ability to exert significant influence. The investments are tested for impairment at least annually, and more frequently upon the occurrence of certain events. During fiscal 2017, we recorded a $15 million other-than-temporary impairment for one of our cost method investments.
As of January 31, 2017, our future estimated amortization expense related to the acquired land leasehold interest and technology patents are as follows (in thousands):

Fiscal Period:
2018	$889
2019	520
2020	463
2021	301
2022	209
Thereafter	9,392
Total	$11,774

Note 9. Derivative Instruments
We conduct business on a global basis in multiple foreign currencies, subjecting Workday to foreign currency risk. To mitigate this risk, we utilize hedging contracts as described below. We do not enter into any derivatives for trading or speculative purposes.
Cash Flow Hedges
We are exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. We have a hedging program in which we enter into foreign currency forward contracts related to certain customer contracts. We designate these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. The effective portion of the gains or losses resulting from changes in the fair value of these hedges is recorded in OCI on the consolidated balance sheets and will be subsequently reclassified to the related revenue line item in the consolidated statements of operations in the same period that the underlying revenues are earned. The changes in value of the contracts resulting from changes in forward points are excluded from the assessment of hedge effectiveness and are recorded as incurred in Other expense, net in the consolidated statements of operations. Cash flows from such forward contracts are classified as operating activities.
As of January 31, 2017 and 2016, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $252 million and $133 million, respectively. All contracts have maturities not greater than 25 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During fiscal 2017 and 2016, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts not Designated as Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are recorded in Other expense, net in the consolidated statements of operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. Cash flows from such forward contracts are classified as operating activities.
As of January 31, 2017 and 2016, we had outstanding forward contracts with total notional values of $51 million and $22 million, respectively. All contracts have maturities not greater than 15 months.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Consolidated Balance Sheets Location	January 31,
		2017	2016
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets and Other assets	$7,149	$4,695
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	760	605
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$1,605	$98
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	522	56

Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	January 31,
		2017	2016	2015
Gains (losses) recognized in OCI (effective portion) (1)	Net change in market value of effective foreign currency forward exchange contracts	$2,145	$4,942	$—
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	635	3	—
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other expense, net	1,386	148	—

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of January 31, 2017, $3 million is expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations Location	January 31,
Derivative Type		2017	2016	2015
Foreign currency forward contracts not designated as hedges	Other expense, net	$662	$876	$441
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
As of January 31, 2017, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative Assets
Counterparty A	$982	$—	$982	$(605)	$—	$377
Counterparty B	6,927	—	6,927	(1,522)	—	5,405
Total	$7,909	$—	$7,909	$(2,127)	$—	$5,782

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative Liabilities
Counterparty A	$605	$—	$605	$(605)	$—	$—
Counterparty B	1,522	—	1,522	(1,522)	—	—
Total	$2,127	$—	$2,127	$(2,127)	$—	$—
Note 10.     Convertible Senior Notes, Net
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 with a principal amount of $350 million. The 2018 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 0.75% on January 15 and July 15 of each year. The 2018 Notes mature on July 15, 2018 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2018 Notes prior to maturity.

Concurrently, we issued 1.50% convertible senior notes due July 15, 2020 with a principal amount of $250 million. The 2020 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year. The 2020 Notes mature on July 15, 2020 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2020 Notes prior to maturity.
The terms of the Notes are governed by Indentures by and between us and Wells Fargo Bank, National Association, as Trustee ("the Indentures"). Upon conversion, holders of the Notes will receive cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election.
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
We allocated the total issuance costs incurred to the Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $1 million for both fiscal 2017 and 2016. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was less than $1 million for both fiscal 2017 and 2016.

The Notes, net consisted of the following (in thousands):

	January 31, 2017		January 31, 2016
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount(1)	(24,380)	(36,820)	(39,987)	(46,077)
Net carrying amount before unamortized debt issuance costs	325,620	213,180	310,013	203,923
Unamortized debt issuance costs(1)	(2,050)	(2,327)	(3,458)	(3,002)
Net carrying amount	$323,570	$210,853	$306,555	$200,921
Carrying amount of the equity component(2)	$74,892	$66,007	$74,892	$66,007

(1)
Included in the consolidated balance sheets within Convertible senior notes, net and amortized over the remaining lives of the Notes on a straight-line basis as it approximates the effective interest rate method.

(2)	Included in the consolidated balance sheets within Additional paid-in capital, net of $2 million and $2 million for the 2018 Notes and 2020 Notes, respectively, in equity issuance costs.
As of January 31, 2017, the remaining life of the 2018 Notes and 2020 Notes is approximately 17 months and 41 months, respectively.
The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the 2018 Notes and 2020 Notes (in thousands):

	Year Ended January 31,
	2017		2016
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$2,625	$3,750	$2,625	$3,750
Interest cost related to amortization of debt issuance costs	1,408	675	1,408	675
Interest cost related to amortization of the debt discount	15,607	9,257	14,737	8,698
Notes Hedges
In connection with the issuance of the Notes, we entered into convertible note hedge transactions with respect to our Class A common stock ("Purchased Options"). The Purchased Options cover, subject to anti-dilution adjustments substantially identical to those in the Notes, approximately 7.3 million shares of our Class A common stock and are exercisable upon conversion of the Notes. The Purchased Options have initial exercise prices that correspond to the initial conversion prices of the 2018 Notes and 2020 Notes, respectively, subject to anti-dilution adjustments substantially similar to those in the Notes. The Purchased Options will expire in 2018 for the 2018 Notes and in 2020 for the 2020 Notes, if not earlier exercised. The Purchased Options are intended to offset potential economic dilution to our Class A common stock upon any conversion of the Notes. The Purchased Options are separate transactions and are not part of the terms of the Notes.
We paid an aggregate amount of $144 million for the Purchased Options, which is included in Additional paid-in capital in the consolidated balance sheets.
Warrants
In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants ("the Warrants") to acquire, subject to anti-dilution adjustments, up to approximately 4.2 million shares in July 2018 and 3.1 million shares in July 2020 of our Class A common stock at an exercise price of $107.96 per share. If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share assuming that we are profitable. The Warrants are separate transactions, and are not part of the terms of the Notes or the Purchased Options.
We received aggregate proceeds of $93 million from the sale of the Warrants, which is recorded in Additional paid-in capital in the consolidated balance sheets.

Note 11. Commitments and Contingencies
Facility and Computing Infrastructure-related Commitments
We have entered into non-cancelable agreements for certain of our offices and data centers with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, Mr. Duffield, who is also a significant stockholder (see Note 17). Our operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage, as well as data center power capacity for certain data centers. We generally recognize these expenses on a straight-line basis over the period in which we benefit from the lease and we have accrued for rent expense incurred but not paid. Total rent expense was $72 million, $46 million and $30 million for fiscal 2017, 2016 and 2015, respectively.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of vacant land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease.
Additionally, we have entered into a non-cancelable agreement with a computing infrastructure vendor that expires on October, 31, 2024.
As of January 31, 2017, the future minimum payments by year for our non-cancelable leases and computing infrastructure platforms are as follows (in thousands):

	Operating Leases, not including Related Party	Operating Leases with Related Party	Computing Infrastructure Platforms
2018	$42,686	$8,489	$6,000
2019	29,048	9,467	7,000
2020	23,100	9,661	10,000
2021	18,060	9,856	11,000
2022	10,611	10,050	14,000
Thereafter	31,683	24,711	49,500
	$155,188	$72,234	$97,500
Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, as of January 31, 2017, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 12.     Common Stock and Stockholders’ Equity
Common Stock
As of January 31, 2017, there were 127 million shares of Class A common stock and 76 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class A and Class B shares will convert to a single class of common stock upon the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, and (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock.
Employee Equity Plans
Our 2012 Equity Incentive Plan ("EIP") serves as the successor to our 2005 Stock Plan (together with the EIP, the "Stock Plans"). Pursuant to the terms of the EIP, the share reserve increased by 10 million shares on March 31, 2016. As of January 31, 2017, we had approximately 58 million shares of Class A common stock available for future grants.

We also have a 2012 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 16 and December 16 and exercisable on or about the succeeding December 15 and June 15, respectively, of each year. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares on March 31, 2016. As of January 31, 2017, 6 million shares of Class A common stock were available for issuance under the ESPP. For fiscal 2017, 0.7 million shares of Class A common shares were purchased under the ESPP at a weighted-average price of $63.09 per share, resulting in cash proceeds of $44 million.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during fiscal 2017 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2016	12,862,976	$4.21	$756
Stock option grants	—	—
Stock options exercised	(3,678,415)	3.76
Stock options canceled	(87,969)	9.47
Balance as of January 31, 2017	9,096,592	$4.34	$716
Vested and expected to vest as of January 31, 2017	9,090,462	$4.33	$716
Exercisable as of January 31, 2017	8,875,999	$4.21	$700
The total grant-date fair value of stock options vested during fiscal 2017, 2016 and 2015 was $14 million, $17 million and $20 million, respectively. The total intrinsic value of the options exercised during fiscal 2017, 2016 and 2015 was $273 million, $279 million and $311 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of vested and expected to vest options as of January 31, 2017 is approximately 4.2 years.
As of January 31, 2017, there was a total of $4 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 0.6 years.
The options that are exercisable as of January 31, 2017 have a weighted-average remaining contractual life of approximately 4.2 years. The weighted-average remaining contractual life of outstanding options at January 31, 2017 is approximately 4.2 years.
Common Stock Subject to Repurchase
The Stock Plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. We have the right to purchase at the original exercise price any unvested (but issued) common shares during the repurchase period following termination of services of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liabilities are reclassified into equity as the awards vest. As of January 31, 2017 and 2016, we had $0.8 million and $3 million, respectively, recorded in liabilities related to early exercises of stock options.

Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units ("RSUs") to employees. RSUs generally vest over four years. A summary of information related to RSU activity during fiscal 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2016	9,211,082	$81.48
RSUs granted	6,995,121	75.71
RSUs vested	(3,941,895)	80.65
RSUs forfeited	(761,587)	78.59
Balance as of January 31, 2017	11,502,721	$78.45
The weighted-average grant-date fair value of RSUs granted during fiscal 2017, 2016 and 2015 was $75.71, $85.29 and $81.65, respectively. The total fair value of RSUs vested as of the vesting dates during fiscal 2017, 2016 and 2015 was $303 million, $162 million and $90 million, respectively.
As of January 31, 2017, there was a total of $762 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
Performance-based Restricted Stock Units
During the first quarter of fiscal 2017, 0.1 million shares of performance-based restricted stock units ("PRSUs") were granted to the Chairman of the Board, Chief Executive Officer and certain of Workday’s executive management. These PRSU awards included performance conditions and service conditions, and would have generally vested over four years if the performance conditions were achieved for fiscal 2017. As of January 31, 2017, these performance conditions were not met. As a result, no compensation expense was recognized.
Additionally, during fiscal 2017, 0.3 million shares of PRSUs were granted to all employees other than executive management and included performance conditions related to company-wide goals and service conditions. These performance conditions were met and the PRSUs vested on March 15, 2017. As of January 31, 2017, there was a total of $6 million in unrecognized compensation cost related to these PRSUs, which will be recognized over a weighted-average period of approximately 0.1 years.
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
Risk-Free Interest Rate
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date closest to the grant date for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option grants and ESPP purchase rights.

Expected Term
The expected term represents the period that our share-based awards and the ESPP are expected to be outstanding. The expected term for options was determined based on the vesting terms, exercise terms and contractual lives. The expected term for the ESPP approximates the offering period.
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
The assumptions used for the periods presented were as follows. There were no stock options awarded during fiscal 2017, 2016 and 2015.

	Year Ended January 31,
ESPP	2017	2016	2015
Expected volatility	34.5% – 44.5%	32.0% – 34.2%	32.8% – 37.7%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.53% – 0.91%	0.26% – 0.51%	0.01% - 0.1%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$69.00 – 79.30	$67.23 – 71.81	$64.12 – 72.26
Note 13. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Year Ended January 31,
	2017	2016	2015
Interest income	$11,303	$4,855	$2,960
Interest expense(1)	(30,103)	(31,932)	(31,060)
Gain from sale of cost method investment	65	3,220	—
Impairment of cost method investment	(15,000)	—	—
Other income (expense)	1,308	(385)	(2,170)
Other expense, net	$(32,427)	$(24,242)	$(30,270)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes and non-cash interest related to amortization of the debt discount and debt issuance costs (see Note 10).

Note 14. Income Taxes
The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2017	2016	2015
Domestic	$(205,570)	$(90,831)	$(93,619)
Foreign	(203,522)	(198,070)	(152,353)
Total	$(409,092)	$(288,901)	$(245,972)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2017	2016	2015
Current:
Federal	$213	$(2,012)	$90
State	17	489	106
Foreign	3,573	2,869	2,128
Total	3,803	1,346	2,324

Deferred:
Federal	(466)	—	—
State	(52)	—	—
Foreign	(4,099)	(329)	(314)
Total	(4,617)	(329)	(314)
Provision for (benefit from) income taxes	$(814)	$1,017	$2,010
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following:

	Year Ended January 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign income at other than U.S. rates	(18.1)%	(24.7)%	(22.5)%
Intercompany transactions	4.0%	4.9%	(0.2)%
Research tax credits	6.0%	4.9%	6.9%
State taxes, net of federal benefit	—%	(0.2)%	(0.1)%
Changes in valuation allowance	(20.5)%	(15.8)%	(15.2)%
Stock compensation	(5.8)%	(5.1)%	(4.0)%
Other	(0.4)%	0.6%	(0.7)%
	0.2%	(0.4)%	(0.8)%
As a result of our history of net operating losses, the current federal and state provision for income taxes relate to accruals, state minimum taxes, and U.S. federal tax expense on taxable income before excess tax benefits offset with expiration of statute of limitations and adjustments to the interest and penalties. The deferred federal and state benefits from income taxes primarily relate to a valuation allowance release as a result of excess amount for financial reporting over tax basis of certain intangibles through business acquisition during fiscal 2017. The foreign deferred tax benefits primarily relate to a $4 million release of valuation allowance in a certain jurisdiction as a result of a recent history of income.
We had unrecorded excess stock option tax benefits of $448 million as of January 31, 2017. These amounts will be credited to additional paid-in capital when the tax deduction is realized on the income tax returns.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2017	2016
Deferred tax assets:
Unearned revenue	$45,377	$35,884
Other reserves and accruals	23,134	21,505
Federal net operating loss carryforwards	110,974	62,580
State and foreign net operating loss carryforwards	25,783	21,521
Property and equipment	24,754	19,518
Share-based compensation	70,642	61,930
Research and development credits	78,283	51,340
Other	23,209	12,892
	402,156	287,170
Valuation allowance	(330,199)	(222,760)
Deferred tax assets, net of valuation allowance	71,957	64,410
Deferred tax liabilities:
Intangibles	(3,742)	—
Intercompany transactions	(62,800)	(62,951)
Other prepaid assets	(1,079)	(898)
	(67,621)	(63,849)
Net deferred tax assets	$4,336	$561
We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred tax assets will be realized. In evaluating the need for a valuation allowance, we consider the cumulative losses in recent years as a significant piece of negative evidence that is generally difficult to overcome. As of January 31, 2017, due to cumulative earnings and projected future income in a certain jurisdiction, we determined that there was sufficient positive evidence to conclude that it is more likely than not that $4 million of deferred tax asset is realizable. We will continue to monitor the ongoing profitability in this jurisdiction and may adjust accordingly in the future.
As of January 31, 2017, we recorded a valuation allowance of $330 million for the portion of the deferred tax asset that we do not expect to be realized. The valuation allowance on our net deferred tax assets increased by $107 million and $46 million for fiscal 2017 and 2016, respectively. We will continue to reassess the future realization of the deferred tax asset and adjust the valuation allowance accordingly.
As of January 31, 2017, we had approximately $1.5 billion of federal, $991 million of state and $67 million of foreign net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards expire in varying amounts between fiscal 2018 and 2037. The foreign net operating losses do not expire and may be carried forward indefinitely. The net operating losses include amounts relating to the excess tax benefit from stock option exercises, which will be recorded as a credit to additional paid-in capital when realized.
We also had approximately $71 million of federal and $70 million of California research and development tax credit carryforwards as of January 31, 2017. The federal credits expire in varying amounts between fiscal 2026 and 2037. The California research credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended and similar state tax law.
We intend to permanently reinvest any future earnings in our foreign operations unless such earnings are subject to U.S. federal income taxes. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes adjusted for foreign tax credits and applicable foreign withholding taxes. As of January 31, 2017, our foreign operations have cumulative deficits; therefore, we have not provided a deferred tax liability. Additionally, we currently estimate any such hypothetical foreign withholding tax expense to be immaterial to our financial statements.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended January 31,
	2017	2016	2015
Unrecognized tax benefits at the beginning of the period	$98,460	$88,663	$77,090
Additions for tax positions taken in prior years	3,981	2,818	3,946
Reductions for tax positions taken in prior years	—	(881)	(49)
Additions for tax positions related to the current year	14,475	9,144	7,676
Reductions related to a lapse of applicable statute of limitations	(115)	(1,284)	—
Unrecognized tax benefits at the end of the period	$116,801	$98,460	$88,663
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes.  We did not accrue interest expense and penalties during fiscal 2017, and had accrued interest expenses of $0.1 million and $1 million, and penalties of $0.1 million and $1 million as of January 31, 2016 and 2015, respectively.
Of the total amount of unrecognized tax benefits of $117 million, $1 million, if recognized, would impact the effective tax rate as of January 31, 2017.
During fiscal 2017, we released a reserve in the amount of $0.2 million including corresponding interest and penalties related to an acquired tax position due to the lapse of statute of limitations. We do not expect the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.
We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state and foreign tax authorities.
On December 1, 2015, the United States Tax Court issued its final decision with respect to Altera Corporation’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal 2004 through 2007. In its final decision, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. Subsequent to the decision, the IRS filed its appeal on February 23, 2016. Although the IRS has appealed the decision, based on the facts and circumstances of the Tax Court Case, we believe that it is more likely than not that the decision will be upheld. Therefore, we have recorded the effects of the decision and determined that there was no material impact to our effective tax rate and income tax expense due to our current full valuation allowance position. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Year Ended January 31,
	2017		2016		2015
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss attributable to Class A and Class B common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(251,468)	$(156,810)	$(168,832)	$(121,086)	$(133,736)	$(114,246)
Denominator:
Weighted-average common shares outstanding	122,085	76,129	110,655	79,361	99,070	84,632
Basic and diluted net loss per share	$(2.06)	$(2.06)	$(1.53)	$(1.53)	$(1.35)	$(1.35)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	Year Ended January 31,
	2017	2016	2015
Outstanding common stock options	9,097	12,863	16,664
Shares subject to repurchase	110	621	1,164
Unvested restricted stock awards, units, and PRSUs	12,155	9,851	7,283
Shares related to the convertible senior notes	7,261	7,261	7,261
Shares subject to warrants related to the issuance of convertible senior notes	7,261	7,261	7,261
Shares issuable pursuant to the ESPP	485	345	246
	36,369	38,202	39,879
Note 16. Geographic Information
Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following tables set forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2017	2016	2015
United States	$1,281,848	$974,217	$657,085
Other countries	287,559	188,129	130,775
Total	$1,569,407	$1,162,346	$787,860
Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth property and equipment by geographic area (in thousands):

	January 31,
	2017	2016
United States	$321,442	$176,398
Ireland	35,720	29,451
Other countries	8,715	8,309
Total	$365,877	$214,158

Note 17. Related Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The average term of the agreements is 10 years and the total rent due under the agreements is $8 million for fiscal 2017, and $90 million in total. Rent expense under these agreements was $8 million, $6 million and $4 million for fiscal 2017, 2016 and 2015, respectively.
Note 18. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. In fiscal 2017, we began to match a certain portion of employee contributions up to a fixed maximum per employee. Our contributions to the plan were $6 million in fiscal 2017.
Note 19. Selected Quarterly Financial Data (unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2017 and 2016 (in thousands except per share data):

	Quarter ended
	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Consolidated Statements of Operations Data:
Total revenues	$436,672	$409,582	$377,723	$345,430	$323,427	$305,266	$282,696	$250,957
Operating loss	(106,235)	(109,884)	(86,897)	(73,649)	(73,441)	(70,174)	(67,640)	(53,404)
Net loss	(105,565)	(114,066)	(108,025)	(80,622)	(81,128)	(77,811)	(69,421)	(61,558)
Net loss per share, basic and diluted	(0.52)	(0.57)	(0.55)	(0.41)	(0.42)	(0.41)	(0.37)	(0.33)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.
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

(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
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
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, our principal financial officer, and all other executive officers. The Code of Conduct is available on our website at https://www.workday.com/content/dam/web/en-us/documents/investor/WD-Code-of-Conduct-6-21-16.pdf. A copy may also be obtained without charge by contacting Investor Relations, Workday, Inc., 6230 Stoneridge Mall Road, Pleasanton, California 94588 or by calling (925) 951-9000.
We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Directors and Corporate Governance” and “Executive Compensation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Security Ownership of Certain Beneficial Owners and Management.”
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	December 7, 2012	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	June 5, 2015	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	2018 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.1
4.4	2020 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.2
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2005 Stock Plan, as amended	10-Q	001-35680	June 5, 2013	10.12
10.3†	2012 Equity Incentive Plan	S-8	333-187665	April 1, 2013	4.4
10.4†	2012 Equity Incentive Plan form of agreements	S-1	333-183640	August 30, 2012	10.3
10.5†	2012 Employee Stock Purchase Plan	S-1	333-183640	August 30, 2012	10.4
10.6†	Offer Letter between Michael A. Stankey and the Registrant, dated September 4, 2009	S-1	333-183640	August 30, 2012	10.5
10.7†	Offer Letter between James P. Shaughnessy and the Registrant, dated July 7, 2011	S-1	333-183640	August 30, 2012	10.6
10.8†	Offer Letter between Mark S. Peek and the Registrant, dated April 9, 2012, as amended May 22, 2012	S-1	333-183640	August 30, 2012	10.7
10.9†	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006	10-K	001-365680	March 31, 2014	10.9
10.10†	Offer Letter between Phil Wilmington and the Registrant dated February 15, 2015	10-K	001-35680	March 22, 2016	10.10
10.11†	Offer Letter between Robynne Sisco and the Registrant dated August 23, 2012	10-Q	001-35680	June 1, 2016	10.11
10.12	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8
10.13	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-365680	March 31, 2014	10.11

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
10.14	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.15	Form of Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 17, 2013	99.1
10.16	Form of Warrant Confirmation (2018)	8-K	001-35680	June 17, 2013	99.2
10.17	Form of Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 17, 2013	99.3
10.18	Form of Warrant Confirmation (2020)	8-K	001-35680	June 17, 2013	99.4
10.19	Form of Additional Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 24, 2013	99.1
10.20	Form of Additional Warrant Confirmation (2018)	8-K	001-35680	June 24, 2013	99.2
10.21	Form of Additional Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 24, 2013	99.3
10.22	Form of Additional Warrant Confirmation (2020)	8-K	001-35680	June 24, 2013	99.4
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 20th day of March, 2017.

WORKDAY, INC.

/s/ Robynne D. Sisco
Robynne D. Sisco Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robynne D. Sisco or James P. Shaughnessy, or any of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aneel Bhusri	Chief Executive Officer	March 20, 2017
Aneel Bhusri	(Principal Executive Officer)

/s/ Robynne D. Sisco	Chief Financial Officer	March 20, 2017
Robynne D. Sisco	(Principal Financial and Accounting Officer)

/s/ A. George Battle	Director	March 20, 2017
A. George Battle

/s/ Christa Davies	Director	March 20, 2017
Christa Davies

/s/ David A. Duffield	Director	March 20, 2017
David A. Duffield

/s/ Michael M. McNamara	Director	March 20, 2017
Michael M. McNamara

/s/ Michael A. Stankey	Director	March 20, 2017
Michael A. Stankey

/s/ George J. Still, Jr.	Director	March 20, 2017
George J. Still, Jr.

/s/ Lee J. Styslinger III	Director	March 20, 2017
Lee J. Styslinger III

/s/ Jerry Yang	Director	March 20, 2017
Jerry Yang

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	December 7, 2012	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	June 5, 2015	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	2018 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.1
4.4	2020 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.2
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2005 Stock Plan, as amended	10-Q	001-35680	June 5, 2013	10.12
10.3†	2012 Equity Incentive Plan	S-8	333-187665	April 1, 2013	4.4
10.4†	2012 Equity Incentive Plan form of agreements	S-1	333-183640	August 30, 2012	10.3
10.5†	2012 Employee Stock Purchase Plan	S-1	333-183640	August 30, 2012	10.4
10.6†	Offer Letter between Michael A. Stankey and the Registrant, dated September 4, 2009	S-1	333-183640	August 30, 2012	10.5
10.7†	Offer Letter between James P. Shaughnessy and the Registrant, dated July 7, 2011	S-1	333-183640	August 30, 2012	10.6
10.8†	Offer Letter between Mark S. Peek and the Registrant, dated April 9, 2012, as amended May 22, 2012	S-1	333-183640	August 30, 2012	10.7
10.9†	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006	10-K	001-35680	March 31, 2014	10.9
10.10†	Offer Letter between Phil Wilmington and the Registrant dated February 15, 2015	10-K	001-35680	March 22, 2016	10.10
10.11†	Offer Letter between Robynne Sisco and the Registrant dated August 23, 2012	10-Q	001-35680	June 1, 2016	10.11
10.12	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8
10.13	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-365680	March 31, 2014	10.11
10.14	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.15	Form of Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 17, 2013	99.1

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
10.16	Form of Warrant Confirmation (2018)	8-K	001-35680	June 17, 2013	99.2
10.17	Form of Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 17, 2013	99.3
10.18	Form of Warrant Confirmation (2020)	8-K	001-35680	June 17, 2013	99.4
10.19	Form of Additional Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 24, 2013	99.1
10.20	Form of Additional Warrant Confirmation (2018)	8-K	001-35680	June 24, 2013	99.2
10.21	Form of Additional Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 24, 2013	99.3
10.22	Form of Additional Warrant Confirmation (2020)	8-K	001-35680	June 24, 2013	99.4
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Indicates a management contract or compensatory plan.

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