Form 10-Q
period 2017-04-30
Workday, Inc.
filed 2017-06-02
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2017, there were approximately 207 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2017	January 31, 2017 *As Adjusted
Assets
Current assets:
Cash and cash equivalents	$498,931	$539,923
Marketable securities	1,616,770	1,456,822
Trade and other receivables, net	297,894	409,780
Deferred costs	51,819	51,330
Prepaid expenses and other current assets	68,406	66,590
Total current assets	2,533,820	2,524,445
Property and equipment, net	404,102	365,877
Deferred costs, noncurrent	114,504	117,249
Acquisition-related intangible assets, net	43,915	48,787
Goodwill	158,193	158,354
Other assets	54,207	53,570
Total assets	$3,308,741	$3,268,282
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,182	$26,824
Accrued expenses and other current liabilities	71,161	61,582
Accrued compensation	110,227	110,625
Unearned revenue	1,079,874	1,086,212
Total current liabilities	1,289,444	1,285,243
Convertible senior notes, net	541,393	534,423
Unearned revenue, noncurrent	120,389	135,331
Other liabilities	36,658	36,677
Total liabilities	1,987,884	1,991,674
Stockholders’ equity:
Common stock	205	202
Additional paid-in capital	2,791,520	2,681,200
Accumulated other comprehensive income (loss)	(190)	2,071
Accumulated deficit	(1,470,678)	(1,406,865)
Total stockholders’ equity	1,320,857	1,276,608
Total liabilities and stockholders’ equity	$3,308,741	$3,268,282

*	See Note 2 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2017	2016
		*As Adjusted
Revenues:
Subscription services	$399,736	$280,168
Professional services	80,125	67,509
Total revenues	479,861	347,677
Costs and expenses(1):
Costs of subscription services	59,798	49,200
Costs of professional services	76,913	59,427
Product development	196,439	141,778
Sales and marketing	155,709	127,619
General and administrative	51,202	41,183
Total costs and expenses	540,061	419,207
Operating loss	(60,200)	(71,530)
Other expense, net	(1,663)	(5,838)
Loss before provision for income taxes	(61,863)	(77,368)
Provision for income taxes	2,181	1,135
Net loss	$(64,044)	$(78,503)
Net loss per share, basic and diluted	$(0.31)	$(0.40)
Weighted-average shares used to compute net loss per share, basic and diluted	203,818	194,529

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$5,691	$4,397
Costs of professional services	8,021	5,293
Product development	51,029	32,968
Sales and marketing	23,159	19,002
General and administrative	19,888	16,575

*	See Note 2 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2017	2016
		*As Adjusted
Net loss	$(64,044)	$(78,503)
Other comprehensive loss, net of tax:
Net change in foreign currency translation adjustment	(277)	681
Net change in unrealized gains (losses) on available-for-sale investments	(775)	552
Net change in market value of effective foreign currency forward exchange contracts	(1,209)	(11,064)
Other comprehensive loss, net of tax	(2,261)	(9,831)
Comprehensive loss	$(66,305)	$(88,334)

*	See Note 2 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2017	2016
		*As Adjusted
Cash flows from operating activities
Net loss	$(64,044)	$(78,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,377	26,124
Share-based compensation expenses	107,788	78,235
Amortization of deferred costs	13,637	10,439
Amortization of debt discount and issuance costs	6,950	6,599
Other	2,678	(318)
Changes in operating assets and liabilities:
Trade and other receivables, net	111,815	98,319
Deferred costs	(11,381)	(9,226)
Prepaid expenses and other assets	(3,050)	2,388
Accounts payable	(565)	(1,722)
Accrued expenses and other liabilities	4,089	5,545
Unearned revenue	(21,272)	24,937
Net cash provided by (used in) operating activities	180,022	162,817
Cash flows from investing activities
Purchases of marketable securities	(613,251)	(633,956)
Maturities of marketable securities	441,870	625,588
Sales of available-for-sale securities	9,074	200
Owned real estate projects	(29,539)	(18,986)
Capital expenditures, excluding owned real estate projects	(30,593)	(34,478)
Purchases of cost method investments	(450)	(100)
Other	—	388
Net cash provided by (used in) investing activities	(222,889)	(61,344)
Cash flows from financing activities
Proceeds from issuance of common stock from employee equity plans	2,253	3,381
Other	(44)	376
Net cash provided by (used in) financing activities	2,209	3,757
Effect of exchange rate changes	(132)	638
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,790)	105,868
Cash, cash equivalents and restricted cash at the beginning of period	541,894	300,087
Cash, cash equivalents and restricted cash at the end of period	$501,104	$405,955

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$498,931	$404,604
Restricted cash included in Prepaid expenses and other current assets	2,173	1,351
Total cash, cash equivalents and restricted cash	$501,104	$405,955

Supplemental cash flow data
Cash paid for interest	$—	$4
Cash paid for income taxes	1,346	581
Non-cash investing and financing activities:
Vesting of early exercise stock options	$282	$460
Property and equipment, accrued but not paid	32,515	21,507
Non-cash additions to property and equipment	142	521
*    See Note 2 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Overview and Basis of Presentation
Company and Background
Workday provides financial management, human capital management, and analytics applications designed for the world's largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources. We were originally incorporated in March 2005 in Nevada and in June 2012, we reincorporated in Delaware. As used in this report, the terms "Workday," "registrant," "we," "us," and "our" mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended April 30, 2017 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2017, filed with the SEC on March 20, 2017.
Effective February 1, 2017, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash as discussed in Note 2. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards, as indicated by the "as adjusted" footnote.
Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the determination of the period of benefit for deferred commissions, certain assumptions used in the valuation of equity awards, and the fair value of assets acquired and liabilities assumed through business combinations. Actual results could differ from those estimates and such differences could be material to our condensed consolidated financial position and results of operations.
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer, in deciding how to allocate resources and assessing performance. Our chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.

Note 2. Accounting Standards and Significant Accounting Policies
Recently Adopted Accounting Pronouncements
ASU No. 2014-09
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("Topic 605"), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to Topic 606 and Subtopic 340-40 as the "new standard."
We early adopted the requirements of the new standard as of February 1, 2017, utilizing the full retrospective method of transition. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, trade and other receivables, and deferred commissions as detailed below. We applied the new standard using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when we expect to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed.
The impact of adopting the new standard on our fiscal 2017 and fiscal 2016 revenues is not material. The primary impact of adopting the new standard relates to the deferral of incremental commission costs of obtaining subscription contracts. Under Topic 605, we deferred only direct and incremental commission costs to obtain a contract and amortized those costs over the term of the related subscription contract, which was generally between three and five years. Under the new standard, we defer all incremental commission costs to obtain the contract. We amortize these costs over a period of benefit that we have determined to be five years.
ASU No. 2016-09
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and classification in the statement of cash flows. As of February 1, 2017, we adopted the applicable provisions of ASU No. 2016-09 as follows:

•
The guidance requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. We adopted the guidance prospectively effective February 1, 2017. Amounts previously recorded to Additional paid-in capital related to windfall tax benefits prior to February 1, 2017 remain in Stockholders' equity.

•
The guidance eliminates the requirement that excess tax benefits must be realized (through a reduction in income taxes payable) before companies can recognize them. We have applied the modified retrospective transition method upon adoption. The previously unrecognized excess tax effects were recorded as a deferred tax asset in the amount of $448.0 million, of which $447.8 million was fully offset by a valuation allowance, and the remaining $0.2 million resulted in a cumulative-effect adjustment to Accumulated deficit as of February 1, 2017.

ASU No. 2016-18
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for our fiscal year beginning February 1, 2018. We early adopted ASU No. 2016-18 retrospectively, effective February 1, 2017. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the condensed consolidated statement of cash flows, net cash flows for the three months ended April 30, 2016 increased by $1 million.

We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASU No. 2014-09 and ASU No. 2016-18. Select condensed consolidated balance sheet line items, which reflect the adoption of the new ASU's are as follows (in thousands):

	January 31, 2017
	As previously reported	Adjustments		As adjusted
Assets
Trade and other receivables, net	$383,908	$25,872	a	$409,780
Prepaid expenses and other current assets	88,336	(21,746)	a	66,590
Deferred costs	27,537	23,793	a	51,330
Deferred costs, noncurrent	43,310	73,939	a	117,249
Liabilities
Unearned revenue	$1,097,417	$(11,205)	a	$1,086,212
Unearned revenue, noncurrent	135,970	(639)	a	135,331
Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of the new ASUs are as follows (in thousands):

	Three months ended April 30, 2016
	As previously reported	Adjustments		As adjusted
Revenues:
Subscription services	$280,003	$165	a	$280,168
Professional services	65,427	2,082	a	67,509
Total revenues	345,430	2,247	a	347,677
Costs and expenses:
Sales and marketing	127,491	128	a	127,619
Operating loss	(73,649)	2,119	a	(71,530)
Net loss	$(80,622)	$2,119	a	$(78,503)
Net loss per share, basic and diluted	$(0.41)	$0.01	a	$(0.40)
Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of the new ASUs are as follows (in thousands):

	Three months ended April 30, 2016
	As previously reported	Adjustments		As adjusted
Cash flows from operating activities
Net loss	$(80,622)	$2,119	a	$(78,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred costs	5,873	4,566	a	10,439
Changes in operating assets and liabilities:
Trade and other receivables, net	101,047	(2,728)	a	98,319
Deferred costs	(4,788)	(4,438)	a	(9,226)
Prepaid expenses and other assets	(776)	3,164	a, b	2,388
Unearned revenue	26,269	(1,332)	a	24,937
Net cash provided by (used in) operating activities	161,466	1,351	b	162,817
Net increase (decrease) in cash and cash equivalents	104,517	1,351	b	105,868
Cash, cash equivalents and restricted cash at the end of period	$404,604	$1,351	b	$405,955

a	Adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

b	Adjusted to reflect the adoption of ASU No. 2016-18, Statement of Cash Flows, Restricted Cash.
Summary of Significant Accounting Policies
Except for the accounting policies for revenue recognition, trade and other receivables, and deferred commissions that were updated as a result of adopting ASU No. 2014-09, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended January 31, 2017, filed with the SEC on March 20, 2017, that have had a material impact on our condensed consolidated financial statements and related notes.
Revenue Recognition
We derive our revenues primarily from subscription services and professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation
Subscription Services Revenues
Subscription services revenues primarily consist of fees that provide customers access to one or more of our cloud applications for finance, human resources, and analytics, with routine customer support. Revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally three years or longer in length, billed annually in advance, and non-cancelable.
Professional Services Revenues
Professional services revenues primarily consist of fees for deployment and optimization services, as well as training. The majority of our consulting contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion performed.
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the cloud applications sold, customer demographics, geographic locations, and the number and types of users within our contracts.
Trade and Other Receivables
Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, which is not material. Other receivables represent unbilled receivables related to subscription and professional services contracts.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit that we have determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization expense is included in Sales and marketing expenses in the accompanying condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC Topic 840 Leases. The guidance is effective for our fiscal year beginning February 1, 2019. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to the issuance of this ASU, existing guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. The guidance is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
Note 3. Marketable Securities
At April 30, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$1,022,208	$22	$(1,067)	$1,021,163
U.S. treasury securities	254,523	2	(103)	254,422
Corporate bonds	320,798	18	(367)	320,449
Commercial paper	362,364	—	—	362,364
Money market funds	57,308	—	—	57,308
	$2,017,201	$42	$(1,537)	$2,015,706
Included in cash and cash equivalents	$398,936	$—	$—	$398,936
Included in marketable securities	$1,618,265	$42	$(1,537)	$1,616,770
At January 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$908,874	$179	$(535)	$908,518
U.S. treasury securities	192,028	48	(25)	192,051
Corporate bonds	290,272	42	(429)	289,885
Commercial paper	323,106	—	—	323,106
Money market funds	24,425	—	—	24,425
	$1,738,705	$269	$(989)	$1,737,985
Included in cash and cash equivalents	$281,163	$—	$—	$281,163
Included in marketable securities	$1,457,542	$269	$(989)	$1,456,822
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of April 30, 2017. No marketable securities held as of April 30, 2017 have been in a continuous unrealized loss position for more than 12 months. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remainder of the securities are reflected in cash and cash equivalents. During the three months ended April 30, 2017 and 2016, we sold $9 million and $0.2 million, respectively, of our marketable securities and the realized gains from the sales are immaterial.

Note 4.    Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of April 30, 2017 (in thousands):

Description	Level 1	Level 2	Level 3	Total
U.S. agency obligations	$—	$1,021,163	$—	$1,021,163
U.S. treasury securities	254,422	—	—	254,422
Corporate bonds	—	320,449	—	320,449
Commercial paper	—	362,364	—	362,364
Money market funds	57,308	—	—	57,308
Foreign currency derivative assets	—	6,934	—	6,934
Total assets	$311,730	$1,710,910	$—	$2,022,640
Foreign currency derivative liabilities	$—	$4,229	$—	$4,229
Total liabilities	$—	$4,229	$—	$4,229
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value in the condensed consolidated balance sheets (in thousands):

	April 30, 2017		January 31, 2017
	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value
0.75% Convertible senior notes	$329,664	$407,313	$325,620	$402,259
1.50% Convertible senior notes	215,586	311,480	213,180	310,470

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
Based on the closing price of our common stock of $87.40 on April 30, 2017, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were greater than their respective principal amounts.
Note 5. Deferred Costs
Deferred costs, which primarily consist of deferred sales commissions, were $166 million and $169 million as of April 30, 2017 and January 31, 2017, respectively. For the three months ended April 30, 2017 and 2016, amortization expense for the deferred costs was $14 million and $10 million, respectively, and there was no impairment loss in relation to the costs capitalized.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2017	January 31, 2017
Land	$6,592	$6,592
Buildings	144,657	115,302
Computers, equipment and software	344,875	323,311
Computers, equipment and software acquired under capital leases	16,830	18,298
Furniture and fixtures	26,552	24,462
Leasehold improvements	113,320	108,673
Property and equipment, gross (1)	652,826	596,638
Less accumulated depreciation and amortization	(248,724)	(230,761)
Property and equipment, net	$404,102	$365,877

(1)
Property and equipment, gross includes construction-in-progress for owned real estate projects of $120 million and $115 million that has not yet been placed in service as of April 30, 2017 and January 31, 2017, respectively.

Depreciation expense totaled $27 million and $22 million for the three months ended April 30, 2017 and 2016, respectively.
Note 7. Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	April 30, 2017	January 31, 2017
Acquired developed technology	$64,900	$64,900
Customer relationship assets	1,000	1,000
	65,900	65,900
Less accumulated amortization	(21,985)	(17,113)
Acquisition-related intangible assets, net	$43,915	$48,787
Amortization expense related to acquired developed technology and customer relationship assets was $5 million and $1 million for the three months ended April 30, 2017 and 2016, respectively.
As of April 30, 2017, our future estimated amortization expense related to acquired developed technology and customer relationship assets is as follows (in thousands):

Fiscal Period:
2018	$14,414
2019	18,904
2020	10,281
2021	316
Total	$43,915

Note 8. Other Assets
Other assets consisted of the following (in thousands):

	April 30, 2017	January 31, 2017
Cost method investments	$14,454	$14,004
Acquired land leasehold interest, net	9,649	9,676
Deposits	4,024	3,488
Net deferred tax assets	3,784	4,336
Other	22,296	22,066
Total	$54,207	$53,570
Our cost method investments include investments in private companies in which we do not have the ability to exert significant influence. The investments are tested for impairment at least annually, and more frequently upon the occurrence of certain events.
Note 9. Derivative Instruments
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
Cash Flow Hedges
We are exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. We have a hedging program in which we enter into foreign currency forward contracts related to certain customer contracts. We designate these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. The effective portion of the gains or losses resulting from changes in the fair value of these hedges is recorded in Accumulated other comprehensive income (loss) ("OCI") on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item in the condensed consolidated statements of operations in the same period that the underlying revenues are earned. The changes in value of these contracts resulting from changes in forward points are excluded from the assessment of hedge effectiveness and are recorded as incurred in Other expense, net in the condensed consolidated statements of operations. Cash flows from such forward contracts are classified as operating activities.
As of April 30, 2017 and January 31, 2017, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $325 million and $252 million, respectively. All contracts have maturities not greater than 25 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
During the three months ended April 30, 2017 and 2016, all cash flow hedges were considered effective.
Foreign Currency Forward Contracts not Designated as Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are recorded in Other expense, net in the condensed consolidated statements of operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. Cash flows from such forward contracts are classified as operating activities.
As of April 30, 2017 and January 31, 2017, we had outstanding forward contracts with total notional values of $42 million and $51 million, respectively. All contracts have maturities not greater than 15 months.

The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2017	January 31, 2017
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets and Other assets	$5,882	$7,149
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	1,052	760
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities and Other liabilities	$3,728	$1,605
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	501	522
Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss Locations	Three Months Ended April 30,
		2017	2016
Gains (losses) recognized in OCI (effective portion)(1)	Net change in market value of effective foreign currency forward exchange contracts	$(975)	$(10,954)
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	234	110
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other expense, net	623	151

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of April 30, 2017, net gains of $4 million are expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statement of Operations Location	Three Months Ended April 30,
Derivative Type		2017	2016
Foreign currency forward contracts not designated as hedges	Other expense, net	$(6)	$(1,319)
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

As of April 30, 2017, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative Assets:
Counterparty A	$1,081	$—	$1,081	$(1,081)	$—	$—
Counterparty B	5,827	—	5,827	(2,720)	—	3,107
Counterparty C	2	—	2	—	—	2
Counterparty D	24	—	24	—	—	24
Total	$6,934	$—	$6,934	$(3,801)	$—	$3,133

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative Liabilities:
Counterparty A	$1,509	$—	$1,509	$(1,081)	$—	$428
Counterparty B	2,720	—	2,720	(2,720)	—	—
Total	$4,229	$—	$4,229	$(3,801)	$—	$428
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
We allocated the total issuance costs incurred to the Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized to interest expense over the respective terms of the Notes, and the issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.4 million for each of the three month periods ended April 30, 2017 and 2016. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million for each of the three month periods ended April 30, 2017 and 2016.
The Notes, net consisted of the following (in thousands):

	April 30, 2017		January 31, 2017
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount(1)	(20,336)	(34,414)	(24,380)	(36,820)
Net carrying amount before unamortized debt issuance costs	329,664	215,586	325,620	213,180
Unamortized debt issuance costs(1)	(1,698)	(2,159)	(2,050)	(2,327)
Net carrying amount	$327,966	$213,427	$323,570	$210,853
Carrying amount of the equity component(2)	$74,892	$66,007	$74,892	$66,007

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
As of April 30, 2017, the remaining life of the 2018 Notes and 2020 Notes is approximately 14 months and 38 months, respectively.

The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended April 30,
	2017		2016
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$656	$938	$656	$938
Interest cost related to amortization of debt issuance costs	352	168	352	167
Interest cost related to amortization of the debt discount	4,044	2,406	3,819	2,261
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
Note 11. Commitments and Contingencies
Facility and Computing Infrastructure-related Commitments
We have entered into non-cancelable agreements for certain of our offices and data centers with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 17). Our operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage, as well as data center power capacity for certain data centers. We generally recognize these expenses on a straight-line basis over the period in which we benefit from the lease and we have accrued for rent expense incurred but not paid. Total rent expense was $19 million and $17 million for the three months ended April 30, 2017 and 2016, respectively.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of vacant land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease.
Additionally, we have entered into a non-cancelable agreement with a computing infrastructure vendor that expires on October 31, 2024.

Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, as of April 30, 2017, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 12. Common Stock and Stockholders’ Equity
Common Stock
As of April 30, 2017, there were 131 million shares of Class A common stock and 75 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan ("EIP") serves as the successor to our 2005 Stock Plan (together with the EIP, the "Stock Plans"). Pursuant to the terms of the EIP, the share reserve increased by 10 million shares in March 2017, and as of April 30, 2017, we had approximately 62 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 16 and December 16 and exercisable on or about the succeeding December 15 and June 15, respectively, of each year. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares in March 2017. As of April 30, 2017, 8 million shares of Class A common stock were available for issuance under the ESPP.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the three months ended April 30, 2017 is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2017	9,096,592	$4.34	$716
Stock option grants	—	—
Stock options exercised	(625,290)	3.60
Stock options canceled	(3,575)	9.08
Balance as of April 30, 2017	8,467,727	$4.39	$703
Vested and expected to vest as of April 30, 2017	8,465,367	$4.39	$703
Exercisable as of April 30, 2017	8,364,499	$4.32	$695
As of April 30, 2017, there was a total of $2 million in unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 6 months.

Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units ("RSUs") to employees. RSUs generally vest over four years. A summary of information related to RSU activity during the three months ended April 30, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2017	11,502,721	$78.45
RSUs granted	5,726,171	83.77
RSUs vested	(1,987,516)	76.70
RSUs forfeited	(272,289)	71.93
Balance as of April 30, 2017	14,969,087	$80.84
As of April 30, 2017, there was a total of $1.1 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.1 years.
Performance-based Restricted Stock Units
During fiscal 2017, 0.3 million shares of performance-based restricted stock units ("PRSUs") were granted to all employees other than executive management and included performance conditions related to company-wide goals and service conditions. These performance conditions were met and the PRSUs vested on March 15, 2017. During the three months ended April 30, 2017, we recognized $6 million in compensation cost related to these PRSUs.
Note 13. Unearned Revenue and Performance Obligations
$361 million and $251 million of subscription services revenue was recognized during the three months ended April 30, 2017 and 2016, respectively, that was included in the unearned revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2017, approximately $4.0 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately two thirds of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of April 30, 2017 was not material.
Note 14. Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended April 30,
	2017	2016
Interest income	$4,029	$2,214
Interest expense (1)	(6,986)	(8,031)
Other income (expense)	1,294	(21)
Other expense, net	$(1,663)	$(5,838)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes and non-cash interest related to amortization of the debt discount and debt issuance costs (see Note 10).

Note 15. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported a tax expense of $2 million and $1 million for the three months ended April 30, 2017 and 2016, respectively. The income tax provision for each of the three month periods ended April 30, 2017 and 2016 was primarily attributable to state taxes and income tax expense in profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of April 30, 2017, we intend to continue maintaining a full valuation allowance on our deferred tax assets except for certain jurisdictions.
Note 16. Net Loss Per Share
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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended April 30,
	2017		2016
			* As Adjusted
	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(40,599)	$(23,445)	$(47,433)	$(31,070)
Denominator:
Weighted-average common shares outstanding	129,206	74,612	117,537	76,992
Basic and diluted net loss per share	$(0.31)	$(0.31)	$(0.40)	$(0.40)

*	Adjusted to reflect adoption of ASU No. 2014-09, Revenue from Contracts with Customers. For further information, see Note 2.

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Outstanding common stock options	8,468	11,843
Shares subject to repurchase	70	492
Unvested restricted stock awards, units, and PRSUs	15,133	13,214
Shares related to the convertible senior notes	7,261	7,261
Shares subject to warrants related to the issuance of convertible senior notes	7,261	7,261
Shares issuable pursuant to the ESPP	485	314
	38,678	40,385
Note 17. Related Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The average term of the agreements is 10 years and the total rent due under the agreements is $9 million for the fiscal year ended January 31, 2018, and $91 million in total. Rent expense under these agreements was $2 million for each of the three month periods ended April 30, 2017 and 2016.
Note 18. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States, and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2017	2016
		*As Adjusted
United States	$383,171	$286,349
Other countries	96,690	61,328
Total	$479,861	$347,677

*	Adjusted to reflect adoption of ASU No. 2014-09, Revenue from Contracts with Customers. For further information, see Note 2.
No single country other than the United States had revenues greater than 10% of total revenues for the three months ended April 30, 2017 and 2016. No customer individually accounted for more than 10% of our trade and other receivables, net as of April 30, 2017 or January 31, 2017.
Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth property and equipment by geographic area (in thousands):

	April 30, 2017	January 31, 2017
United States	$356,186	$321,442
Ireland	39,356	35,720
Other countries	8,560	8,715
Total	$404,102	$365,877

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "seek," "plan," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk Factors" section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, as well as in the section entitled "Risk Factors."
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
We were founded in 2005 to deliver cloud applications to global enterprises. Our applications are designed around the way people work today—in an environment that is global, collaborative, fast-paced and mobile. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our Human Capital Management ("HCM") application in 2006, and our Financial Management application in 2007. Since then we have continued to invest in innovation and have consistently introduced new services to our customers.
We offer Workday applications to our customers on an enterprise-wide subscription basis, typically with three-year or longer terms and with subscription fees largely based on the size of the customer’s workforce. We generally recognize revenues from subscription fees ratably over the term of the contract. We currently derive a substantial majority of our subscription services revenues from subscriptions to our HCM application. We market our applications through our direct sales force.
Our diverse customer base includes medium-sized and large, global companies, and our direct sales force generally targets organizations with more than 1,000 workers. We have achieved significant growth in a relatively short period of time with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 6,900 and approximately 5,600 employees as of April 30, 2017 and 2016, respectively.

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
We primarily derive our revenues from subscription services and professional services. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include related customer support. Professional services fees include deployment services, optimization services, and training.
Subscription services revenues accounted for 83% of our total revenues during the three months ended April 30, 2017 and represented 97% of our total unearned revenue as of April 30, 2017. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
The mix of the applications to which a customer subscribes can affect our financial performance due to price differentials in our applications. Pricing for our applications varies based on many factors, including the maturity of the application and its acceptance in the marketplace. New products or services offerings by competitors in the future could also impact the mix and pricing of our offerings.
Subscription services revenues are recognized over time as they are delivered and consumed concurrently over the contractual term, beginning on the date our service is made available to the customer. Our subscription contracts typically have a term of three years or longer and are generally non-cancelable. We generally invoice our customers annually in advance. Amounts that have been invoiced are initially recorded as unearned revenue.
The majority of our consulting engagements are billed on a time and materials basis, and revenues are typically recognized over time as the services are performed. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As our professional services organization and the Workday-related consulting practices of our partner firms continue to develop, we expect the partners to increasingly contract directly with our subscription customers. As a result of this trend, and the increase of our subscription services revenues, we expect professional services revenues as a percentage of total revenues to decline over time.
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

Sales and marketing. Sales and marketing expenses consist primarily of employee-related costs, sales commissions, marketing programs and travel. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. Sales commissions are considered incremental costs of obtaining a contract with a customer and are deferred and amortized over the period of benefit that we have determined to be five years.
General and administrative. General and administrative expenses consist of employee-related costs for finance and accounting, legal, human resources and management information systems personnel, professional fees and other corporate expenses.
Results of Operations
Revenues
Our total revenues for the three months ended April 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended April 30,
	2017	2016	% Change
		*As Adjusted
Revenues:
Subscription services	$399,736	$280,168	43%
Professional services	80,125	67,509	19%
Total revenues	$479,861	$347,677	38%

*	See Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.
Total revenues were $480 million for the three months ended April 30, 2017, compared to $348 million during the prior year period, an increase of $132 million, or 38%. Subscription services revenues were $400 million for the three months ended April 30, 2017, compared to $280 million for the prior year period, an increase of $120 million, or 43%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $80 million for the three months ended April 30, 2017, compared to $68 million for the prior year period, an increase of $12 million, or 19%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Operating Expenses
GAAP operating expenses were $540 million for the three months ended April 30, 2017, compared to $419 million for the prior year period, an increase of $121 million, or 29%. The increases were primarily due to an increase of $93 million in employee-related costs driven by higher headcount and $9 million in depreciation and amortization expense.
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
Non-GAAP operating expenses were $419 million for the three months ended April 30, 2017, compared to $334 million for the prior year period, an increase of $85 million, or 25%. The increases were primarily due to an increase of $60 million in employee-related costs driven by higher headcount, $5 million in facility and IT-related expenses, $5 million in depreciation and amortization expense and $4 million in service contracts expense to expand data center capacity.

Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended April 30, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses(1)	Other Operating Expenses(2)	Non-GAAP Operating Expenses(3)
Costs of subscription services	$59,798	$(5,691)	$(546)	$53,561
Costs of professional services	76,913	(8,021)	(906)	67,986
Product development	196,439	(51,029)	(8,962)	136,448
Sales and marketing	155,709	(23,159)	(1,674)	130,876
General and administrative	51,202	(19,888)	(1,318)	29,996
Total costs and expenses	$540,061	$(107,788)	$(13,406)	$418,867

	Three Months Ended April 30, 2016
	GAAP Operating Expenses *As Adjusted	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses(3) *As Adjusted
Costs of subscription services	$49,200	$(4,397)	$(319)	$44,484
Costs of professional services	59,427	(5,293)	(490)	53,644
Product development	141,778	(32,968)	(3,794)	105,016
Sales and marketing	127,619	(19,002)	(1,090)	107,527
General and administrative	41,183	(16,575)	(812)	23,796
Total costs and expenses	$419,207	$(78,235)	$(6,505)	$334,467

(1)
Share-based compensation expenses were $108 million and $78 million for the three months ended April 30, 2017 and 2016, respectively. The increase in share-based compensation expenses was primarily due to grants of RSUs to existing and new employees.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $8 million and $5 million for the three months ended April 30, 2017 and 2016, respectively. In addition, other operating expenses included amortization of acquisition-related intangible assets of $5 million and $1 million for the three months ended April 30, 2017 and 2016.

(3)	See "Non-GAAP Financial Measures" below for further information.

*	See Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $60 million for the three months ended April 30, 2017, compared to $49 million for the prior year period, an increase of $11 million, or 22%. The increase was primarily due to increases of $5 million in employee-related costs driven by higher headcount, $3 million in depreciation expense related to our data centers, and $2 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of subscription services were $54 million for the three months ended April 30, 2017, compared to $44 million for the prior year period, an increase of $10 million, or 23%. The increase was primarily due to increases of $3 million in employee-related costs driven by higher headcount, $3 million in depreciation expense related to our data centers, and $2 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $77 million for the three months ended April 30, 2017, compared to $59 million for the prior year period, an increase of $18 million, or 31%. The increase was primarily due to additional costs of $15 million to staff our deployment and integration engagements.

Non-GAAP operating expenses in costs of professional services were $68 million for the three months ended April 30, 2017, compared to $54 million for the prior year period, an increase of $14 million, or 26%. The increase was primarily due to additional costs of $12 million to staff our deployment and integration engagements.
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
GAAP operating expenses in product development were $196 million for the three months ended April 30, 2017, compared to $142 million for the prior year period, an increase of $54 million, or 38%. The increase was primarily due to increases of $42 million in employee-related costs driven by higher headcount and $6 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $136 million for the three months ended April 30, 2017, compared to $105 million for the prior year period, an increase of $31 million, or 30%. The increase was primarily due to increases of $22 million in employee-related costs driven by higher headcount and $6 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and expand our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $156 million for the three months ended April 30, 2017, compared to $128 million for the prior year period, an increase of $28 million, or 22%. The increase was primarily due to increases of $24 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $2 million in advertising, marketing and event costs, and $2 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $131 million for the three months ended April 30, 2017, compared to $108 million for the prior year period, an increase of $23 million, or 21%. The increase was primarily due to increases of $19 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $2 million in advertising, marketing and event costs, and $2 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $51 million for the three months ended April 30, 2017, compared to $41 million for the prior year period, an increase of $10 million, or 24%. The increase was primarily due to $8 million in additional employee-related costs driven by higher headcount and $2 million in higher professional fees.
Non-GAAP operating expenses in general and administrative were $30 million for the three months ended April 30, 2017, compared to $24 million for the prior year period, an increase of $6 million, or 25%. The increase was primarily due to $4 million in additional employee-related costs driven by higher headcount and $2 million in higher professional fees.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.

Operating Margins
GAAP operating margins improved from (21)% for the three months ended April 30, 2016 to (13)% for the three months ended April 30, 2017. The improvements in our GAAP operating margins in the three months ended April 30, 2017 were primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
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
Non-GAAP operating margins are calculated using GAAP revenues and non-GAAP operating expenses. See "Non-GAAP Financial Measures" below for further information.
Non-GAAP operating margins improved from 4% for the three months ended April 30, 2016 to 13% for the three months ended April 30, 2017. The improvements in our non-GAAP operating margins in the three months ended April 30, 2017 were primarily due to higher subscription services revenues, higher professional services revenues and improvements in operating leverage.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended April 30, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(12.5)%	22.5%	2.7%	12.7%

	Three Months Ended April 30, 2016
	GAAP Operating Expenses *As Adjusted	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1) *As Adjusted
Operating margin	(20.6)%	22.5%	1.9%	3.8%

(1)	See "Non-GAAP Financial Measures" below for further information.

*	See Note 2 of the notes to condensed consolidated financial statements for a summary of adjustments.
Other Expense, Net
Other expense, net, decreased $4 million for the three months ended April 30, 2017 as compared to the prior year period. The decrease is primarily due to an increase in interest income of $2 million and a decrease in interest expense of $1 million for the three month period ended April 30, 2017.
Liquidity and Capital Resources
As of April 30, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.1 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds.
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

Our cash flows for the three months ended April 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
		*As Adjusted
Net cash provided by (used in):
Operating activities	$180,022	$162,817
Investing activities	(222,889)	(61,344)
Financing activities	2,209	3,757
Effect of exchange rate changes	(132)	638
Net increase (decrease) in cash, cash equivalents and restricted cash	$(40,790)	$105,868
*    See Note 2 of the notes to condensed consolidated financial statements for a summary of adjustments.
Operating Activities
Cash provided by operating activities was $180 million and $163 million for the three months ended April 30, 2017 and 2016, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2017 was $223 million, which was primarily the result of timing of purchase and maturities of marketable securities, capital expenditures for owned real estate projects of $3 million, capital expenditures for our new customer briefing and development center ("development center") of $27 million, and capital expenditures for data center and office space projects of $31 million. These payments were partially offset by proceeds of $9 million from the sale of available-for-sale securities.
Cash used in investing activities for the three months ended April 30, 2016 was $61 million, which was primarily the result of the timing of purchases and maturities of marketable securities, the purchase of an office building and land in Pleasanton, California for $15 million, capital expenditures for our development center of $4 million, and capital expenditures for data center and office space projects of $34 million.
We expect capital expenditures related to owned real estate projects, including construction of our development center, will be approximately $175 million for fiscal 2018. We expect capital expenditures, excluding owned real estate projects, will be approximately $160 million for fiscal 2018. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.
Financing Activities
Cash provided by financing activities was $2 million and $4 million for the three months ended April 30, 2017 and 2016, respectively, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). See "Non-GAAP Financial Measures" below for further information.

Free cash flows improved by $21 million to $149 million for the three months ended April 30, 2017, compared to $128 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections and decreases in capital expenditures (excluding owned real estate projects), slightly offset by higher operating expenses driven by increased headcount.
Reconciliations of Net cash provided by (used in) operating activities to free cash flows were as follows (in thousands):

	Three Months Ended April 30,		Trailing Twelve Months Ended April 30,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
Net cash provided by (used in) operating activities	$180,022	$162,817	$367,831	$329,255
Capital expenditures, excluding owned real estate projects	(30,593)	(34,478)	(116,928)	(139,825)
Free cash flows	$149,429	$128,339	$250,903	$189,430

*	See Note 2 of the notes to condensed consolidated financial statements for a summary of adjustments.

Non-GAAP Financial Measures
Regulation S-K Item 10(e), "Use of non-GAAP financial measures in Commission filings," defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating expenses, non-GAAP operating margin and free cash flows each meet the definition of a non-GAAP financial measure.
Non-GAAP Operating Expenses and non-GAAP Operating Margins
We define non-GAAP operating expenses as our total operating expenses excluding the following components, which we believe are not reflective of our ongoing operational expenses. Similarly, the same components are also excluded from the calculation of non-GAAP operating margins. In each case, for the reasons set forth below, management believes that excluding the component provides useful information to investors and others in understanding and evaluating our operating results and future prospects in the same manner as management, in comparing financial results across accounting periods and to those of peer companies, and to better understand the long-term performance of our core business.

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

See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three months ended April 30, 2017 and 2016.
See Liquidity and Capital Resources—Free Cash Flows for a reconciliation from the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flow, for the three months ended April 30, 2017 and 2016.
Contractual Obligations
Our contractual obligations primarily consist of our convertible senior notes due in 2018 and 2020, as well as obligations under leases for office space, co-location facilities for data center capacity and computing infrastructure platforms for business operations. As of April 30, 2017, the future non-cancelable minimum payments under operating leases and computing infrastructure agreements were $328 million. During the remainder of the year ended January 31, 2018, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with options to renew. We expect our future operating lease obligations will increase as we expand our operations.
We are not required to make principal payments under the Notes prior to maturity. If the Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $350 million in principal on July 15, 2018 and $250 million in principal on July 15, 2020. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 10 of the notes to the condensed consolidated financial statements.
In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the consumer price index begin on January 1, 2021 and continue through the end of the lease. Our new development center, consisting of approximately 410,000 square feet of office space, is being constructed on this property.
We do not consider outstanding purchase orders to be contractual obligations as they represent authorizations to purchase rather than binding agreements.
Off-Balance Sheet Arrangements
Through April 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Except for the accounting policies for revenue recognition and deferred commissions that were updated as a result of adopting ASU No. 2014-09, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended January 31, 2017, filed with the Securities and Exchange Commission ("SEC") on March 20, 2017, that have had a material impact on our condensed consolidated financial statements and related notes.
Revenue Recognition
We derive our revenues primarily from subscription services and professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation

Subscription Services Revenues
Subscription services revenues primarily consist of fees that provide customers access to one or more of our cloud applications for finance, human resources, and analytics, with routine customer support. Revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally three years or longer in length, billed annually in advance, and non-cancelable.
Professional Services Revenues
Professional services revenues primarily consist of fees for deployment and optimization services, as well as training. The majority of our consulting contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion performed.
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the cloud applications sold, customer demographics, geographic locations, and the number and types of users within our contracts.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit that we have determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Amortization expense is included in Sales and marketing expenses in the accompanying condensed consolidated statements of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of April 30, 2017 and 2016, our most significant currency exposures were the Euro, British pound and Canadian dollar.
We have a hedging program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations through the purchase of foreign currency exchange contracts. For further information, see Note 9 of the notes to condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $2.1 billion as of April 30, 2017, and $2.0 billion as of January 31, 2017. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as "available for sale," no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
An immediate increase of 100-basis points in interest rates would have resulted in a $10 million and $9 million market value reduction in our investment portfolio as of April 30, 2017 and January 31, 2017, respectively. An immediate decrease of 100-basis points in interest rates would have increased the market value by $10 million and $8 million as of April 30, 2017 and January 31, 2017, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities before maturity.
Market Risk and Market Interest Risk
In June 2013, we issued $350 million of 0.75% convertible senior notes due July 15, 2018 ("2018 Notes") and $250 million of 1.50% convertible senior notes due July 15, 2020 ("2020 Notes" and together with the 2018 Notes, referred to as "the Notes"). Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the 2018 Notes and 2020 Notes will receive cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election.
Concurrently with the issuance of the Notes, we entered into separate note hedge and warrant transactions. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.
Our Notes have fixed annual interest rates at 0.75% and 1.50% and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $328 million and $213 million, respectively, as of April 30, 2017. These represent the liability component of the principal balance of our Notes as of April 30, 2017. The total estimated fair values of the 2018 Notes and 2020 Notes at April 30, 2017 were $407 million and $311 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at April 30, 2017, which were $116.38 and $124.59 respectively. For further information, see Note 10 of the notes to condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, ("the Exchange Act"), as of the end of the period covered by this report.
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
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are or may be involved in various legal proceedings arising from the normal course of business including matters related to alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other claims. We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The resolution of legal matters could prevent us from offering one or more of our applications, services or features to others, could require us to change our technology or business practices, pay monetary damages or enter into short- or long-term royalty or licensing agreements, or could otherwise be material to our financial condition or cash flows, or both, or adversely affect our operating results.

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

Additionally, we expect that existing laws, regulations and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, cost of compliance and limitations on data collection, use, disclosure and transfer for Workday and our customers. The European Union ("EU") and United States recently agreed to a framework for data transferred from the EU to the United States, called the Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. In addition, the other bases on which we and our customers rely for the transfer of data, such as model contracts, continue to be subjected to regulatory and judicial scrutiny. If we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our applications, require us to restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 1,550 employees at the time of our initial public offering ("IPO") in October 2012 to approximately 6,900 employees as of April 30, 2017, and have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
The markets for financial management and HCM applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are SAP SE ("SAP") and Oracle Corporation ("Oracle"), well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours, and prefer to maintain their existing relationships with competitors. SAP and Oracle are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. These vendors, as well as other competitors, could offer financial management and HCM applications on a standalone basis at a low price or bundled as part of a larger sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances and organic development. Legacy vendors may also seek to partner with other leading cloud providers, such as the alliance between Oracle and Salesforce.com. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing and Infor Global Solutions. We also face competition from cloud-based vendors including providers of applications for HCM and payroll services such as Ceridian, Inc. and providers of financial management applications such as NetSuite, Inc., which was recently acquired by Oracle. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only one or a portion of our applications. In addition, other companies that provide cloud applications in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.
Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. If our competitors’ products, services or technologies become more accepted than our applications, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

If the market for enterprise cloud computing grows more slowly than in recent years, our business could be adversely affected.
Our success will depend to a substantial extent on the continued growth of cloud computing in general, and of financial management and HCM services in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to cloud computing. It is difficult to predict customer adoption rates and demand for our applications, the future growth rate and size of the cloud computing market or the entry of competitive applications. The continued expansion of the cloud computing market depends on a number of factors, including the cost, performance, and perceived value associated with cloud computing, as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside of the United States. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud computing applications as a whole, including our applications, may be negatively affected. If there is a reduction in demand for cloud computing caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and applications, decreases in corporate spending or otherwise, it could result in decreased revenues or growth rates and our business could be adversely affected.
If we are not able to provide successful enhancements, new features and modifications, our business could be adversely affected.
If we are unable to provide enhancements and new features for our existing applications or new applications that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to enhance their utility to larger customers with complex, dynamic and global operations. The success of enhancements, new features and applications depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or applications. Failure in this regard may significantly impair our revenue growth. In addition, because our applications are designed to operate on a variety of systems, we will need to continuously modify and enhance our applications to keep pace with changes in Internet-related hardware, iOS, Android and other mobile-related technologies and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. We must also appropriately balance the application capability demands of our current customers with the capabilities required to address the broader market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our product development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction and adversely affect our business.
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

•	the need for a go-to-market strategy that aligns application management efforts and the development of supporting infrastructure;

•	stricter data privacy laws including requirements that customer data be stored and processed in a designated territory and obligations on us as a data processor;

•	difficulties in appropriately staffing and managing foreign operations and providing appropriate compensation for local markets;

•	difficulties in leveraging executive presence and company culture globally;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles, and collections issues;

•	new and different sources of competition;

•	potentially weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights;

•	laws, customs and business practices favoring local competitors;

•	restrictive governmental actions focused on cross-border trade, such as duties, quotas and tariffs;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-corruption laws including the Foreign Corrupt Practices Act;

•	the effects of currency fluctuations on our revenues and customer demand for our services;

•	adverse tax consequences and tax rulings; and

•	unstable economic and political conditions.

Any of the above factors may negatively impact our ability to sell our applications and offer services internationally, reduce our competitive position in foreign markets, increase our costs of international operations and reduce demand for our applications and services from international customers. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time, an increasing portion of our international sales contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We have a hedging program but we cannot ensure that this hedging program will be effective and we will continue to have risk of exchange rate fluctuations.
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
We have incurred significant losses in each period since our inception in 2005. These losses and our accumulated deficit reflect the substantial investments we made to acquire new customers and develop our applications. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, product development expenses, operations costs, and general and administrative costs, and therefore we expect our losses on a GAAP basis to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years or longer. You should not consider our recent growth in revenues as indicative of our future performance. We cannot assure you that we will achieve GAAP profitability in the future, nor that, if we do become profitable, we will sustain profitability.
We may not receive significant revenues from our current development efforts for several years, if at all.
Developing software applications is expensive and the investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in development and related opportunities. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all.

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
We generally recognize subscription services revenues from customers when control of the promised services is transferred, which typically occurs over a period of three years or longer. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscription contracts in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a significant majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription revenues from new customers generally are recognized over the applicable subscription term.
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
The vote of the United Kingdom ("UK") to leave the EU, known as Brexit, has created substantial economic and political uncertainty, the impact of which depends on the terms of the UK's withdrawal from the EU, which may not be determined for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending, and may ultimately result in new regulatory and cost challenges to our UK and other international operations. In addition, a strong dollar could reduce demand for our applications and services in countries with relatively weaker currencies. Brexit has had an effect on global markets and currencies, including a decline in the value of the British pound as compared to the U.S. dollar. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position.
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
In addition, businesses could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. Businesses have been adversely affected by "viruses," "worms" and similar malicious programs and have experienced a variety of outages and other delays as a result of damage to Internet infrastructure. These issues could negatively impact demand for our cloud-based applications.
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
As of April 30, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2025 and 2018 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an "ownership change." A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of April 30, 2017, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to 63 million shares of Class B common stock and 0.1 million shares of Class A common stock. In addition, Mr. Duffield holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of April 30, 2017, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 7 million shares of Class B common stock and 0.1 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire 3 million shares of Class B common stock, 1 million shares of Class B restricted stock and 0.3 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of April 30, 2017. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
In June 2013, we completed an offering of $350 million of 2018 Notes, and we concurrently issued an additional $250 million of 2020 Notes.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
Exhibits
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.4	2012 Equity Incentive Plan form of award agreements					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: June 2, 2017

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.4	2012 Equity Incentive Plan form of award agreements					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X