Form 10-Q
period 2017-07-31
Workday, Inc.
filed 2017-08-31
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2017, there were approximately 208 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2017	January 31, 2017
		*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$748,599	$539,923
Marketable securities	1,349,191	1,456,822
Trade and other receivables, net	370,557	409,780
Deferred costs	54,015	51,330
Prepaid expenses and other current assets	63,862	66,590
Total current assets	2,586,224	2,524,445
Property and equipment, net	438,754	365,877
Deferred costs, noncurrent	117,736	117,249
Acquisition-related intangible assets, net	39,110	48,787
Goodwill	158,540	158,354
Other assets	66,763	53,570
Total assets	$3,407,127	$3,268,282
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$39,948	$26,824
Accrued expenses and other current liabilities	80,410	61,582
Accrued compensation	105,229	110,625
Unearned revenue	1,118,565	1,086,212
Current portion of convertible senior notes, net	332,422	—
Total current liabilities	1,676,574	1,285,243
Convertible senior notes, net	216,038	534,423
Unearned revenue, noncurrent	104,178	135,331
Other liabilities	39,940	36,677
Total liabilities	2,036,730	1,991,674
Stockholders’ equity:
Common stock	208	202
Additional paid-in capital	2,945,596	2,681,200
Accumulated other comprehensive income (loss)	(22,197)	2,071
Accumulated deficit	(1,553,210)	(1,406,865)
Total stockholders’ equity	1,370,397	1,276,608
Total liabilities and stockholders’ equity	$3,407,127	$3,268,282

*	See Note 2 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
Revenues:
Subscription services	$434,527	$306,070	$834,263	$586,238
Professional services	90,793	67,587	170,918	135,096
Total revenues	525,320	373,657	1,005,181	721,334
Costs and expenses (1):
Costs of subscription services	65,931	51,379	125,729	100,579
Costs of professional services	92,264	66,473	169,177	125,900
Product development	221,103	161,886	417,542	303,664
Sales and marketing	171,952	134,899	327,661	262,518
General and administrative	55,699	45,705	106,901	86,888
Total costs and expenses	606,949	460,342	1,147,010	879,549
Operating loss	(81,629)	(86,685)	(141,829)	(158,215)
Other income (expense), net	938	(21,193)	(725)	(27,031)
Loss before provision for (benefit from) income taxes	(80,691)	(107,878)	(142,554)	(185,246)
Provision for (benefit from) income taxes	1,841	(65)	4,022	1,070
Net loss	$(82,532)	$(107,813)	$(146,576)	$(186,316)
Net loss per share, basic and diluted	$(0.40)	$(0.55)	$(0.71)	$(0.95)
Weighted-average shares used to compute net loss per share, basic and diluted	207,028	197,223	205,453	195,887

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$6,580	$4,968	$12,271	$9,365
Costs of professional services	9,301	5,969	17,322	11,262
Product development	56,923	38,314	107,952	71,282
Sales and marketing	25,942	20,844	49,101	39,846
General and administrative	22,777	18,127	42,665	34,702

*	See Note 2 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
Net loss	$(82,532)	$(107,813)	$(146,576)	$(186,316)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	1,243	(248)	966	433
Net change in unrealized gains (losses) on available-for-sale investments	146	382	(629)	934
Net change in market value of effective foreign currency forward exchange contracts	(23,396)	6,310	(24,605)	(4,754)
Other comprehensive income (loss), net of tax	(22,007)	6,444	(24,268)	(3,387)
Comprehensive loss	$(104,539)	$(101,369)	$(170,844)	$(189,703)

*	See Note 2 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
Cash flows from operating activities
Net loss	$(82,532)	$(107,813)	$(146,576)	$(186,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,021	26,662	67,398	52,786
Share-based compensation expenses	121,523	88,222	229,311	166,457
Amortization of deferred costs	14,009	10,917	27,646	21,356
Amortization of debt discount and issuance costs	6,785	6,690	13,735	13,289
Gain on sale of cost method investment	(526)	(65)	(526)	(65)
Impairment of cost method investment	—	15,000	—	15,000
Other	1,933	1,918	4,611	1,600
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(71,422)	(52,337)	40,393	45,982
Deferred costs	(19,437)	(19,541)	(30,818)	(28,767)
Prepaid expenses and other assets	(8,968)	(10,070)	(12,018)	(7,682)
Accounts payable	10,778	1,542	10,213	(180)
Accrued expenses and other liabilities	(13,472)	(6,517)	(9,383)	(972)
Unearned revenue	22,434	51,914	1,162	76,851
Net cash provided by (used in) operating activities	15,126	6,522	195,148	169,339
Cash flows from investing activities
Purchases of marketable securities	(285,197)	(557,180)	(898,448)	(1,191,136)
Maturities of marketable securities	371,471	539,315	813,341	1,164,903
Sales of available-for-sale securities	180,863	28,652	189,937	28,852
Business combinations, net of cash acquired	—	(3,670)	—	(3,670)
Owned real estate projects	(22,996)	(6,788)	(52,535)	(25,774)
Capital expenditures, excluding owned real estate projects	(38,528)	(26,539)	(69,121)	(61,017)
Purchases of cost method investments	(5,000)	(200)	(5,450)	(300)
Sale and maturities of cost method investments	732	315	732	315
Other	—	(684)	—	(296)
Net cash provided by (used in) investing activities	201,345	(26,779)	(21,544)	(88,123)
Cash flows from financing activities
Proceeds from issuance of common stock from employee equity plans	32,274	25,395	34,527	28,776
Other	(32)	195	(76)	571
Net cash provided by (used in) financing activities	32,242	25,590	34,451	29,347
Effect of exchange rate changes	715	(144)	583	494
Net increase (decrease) in cash, cash equivalents and restricted cash	249,428	5,189	208,638	111,057
Cash, cash equivalents and restricted cash at the beginning of period	501,104	405,955	541,894	300,087
Cash, cash equivalents and restricted cash at the end of period	$750,532	$411,144	$750,532	$411,144
*    See Note 2 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$46	$2,652	$46	$2,656
Cash paid for income taxes	1,262	3,566	2,608	4,147
Non-cash investing and financing activities:
Vesting of early exercise stock options	$282	$460	$564	$920
Property and equipment, accrued but not paid	33,219	11,426	33,219	11,426
Non-cash additions to property and equipment	485	394	627	915

	July 31, 2017	July 31, 2016
		*As Adjusted
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows
Cash and cash equivalents	$748,599	$405,529
Restricted cash included in Other assets	1,933	1,615
Restricted cash included in Property and equipment, net	—	4,000
Total cash, cash equivalents and restricted cash	$750,532	$411,144

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended July 31, 2017 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2017, filed with the SEC on March 20, 2017.
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
The impact of adopting the new standard on our fiscal 2017 and fiscal 2016 revenues is not material. The primary impact of adopting the new standard relates to the deferral of incremental commission costs of obtaining subscription contracts. Under Topic 605, we deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the term of the related subscription contract, which was generally three years or longer. Under the new standard, we defer all incremental commission costs to obtain the contract. We amortize these costs on a straight-line basis over a period of benefit that we have determined to be five years or the related contractual renewal period, depending on whether the contract is an initial or renewal contract, respectively.
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

ASU No. 2016-18
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for our fiscal year beginning February 1, 2018. We early adopted ASU No. 2016-18 retrospectively, effective February 1, 2017. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the condensed consolidated statement of cash flows, net cash flows for the three and six months ended July 31, 2016 increased by $4 million and $6 million, respectively.

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
Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of the new ASUs are as follows (in thousands, except per share data):

	Three Months Ended July 31, 2016
	As Previously Reported	Adjustments		As Adjusted
Revenues:
Subscription services	$306,228	$(158)	a	$306,070
Professional services	71,495	(3,908)	a	67,587
Total revenues	377,723	(4,066)	a	373,657
Costs and expenses:
Sales and marketing	139,177	(4,278)	a	134,899
Operating loss	(86,897)	212	a	(86,685)
Net loss	$(108,025)	$212	a	$(107,813)
Net loss per share, basic and diluted	$(0.55)	$—	a	$(0.55)

	Six Months Ended July 31, 2016
	As Previously Reported	Adjustments		As Adjusted
Revenues:
Subscription services	$586,231	$7	a	$586,238
Professional services	136,922	(1,826)	a	135,096
Total revenues	723,153	(1,819)	a	721,334
Costs and expenses:
Sales and marketing	266,668	(4,150)	a	262,518
Operating loss	(160,546)	2,331	a	(158,215)
Net loss	$(188,647)	$2,331	a	$(186,316)
Net loss per share, basic and diluted	$(0.96)	$0.01	a	$(0.95)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of the new ASUs are as follows (in thousands):

	Three Months Ended July 31, 2016
	As Previously Reported	Adjustments		As Adjusted
Cash flows from operating activities
Net loss	$(108,025)	$212	a	$(107,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred costs	6,140	4,777	a	10,917
Changes in operating assets and liabilities:
Trade and other receivables, net	(55,992)	3,655	a	(52,337)
Deferred costs	(10,486)	(9,055)	a	(19,541)
Prepaid expenses and other assets	(11,902)	1,832	a, b	(10,070)
Unearned revenue	53,071	(1,157)	a	51,914
Net cash provided by (used in) operating activities	6,258	264	b	6,522
Change in restricted cash	(4,000)	4,000	b	—
Net cash provided by (used in) investing activities	(30,779)	4,000	b	(26,779)
Net increase (decrease) in cash and cash equivalents	925	4,264	b	5,189
Cash, cash equivalents and restricted cash at the beginning of period	404,604	1,351	b	405,955
Cash, cash equivalents and restricted cash at the end of period	$405,529	$5,615	b	$411,144

	Six Months Ended July 31, 2016
	As Previously Reported	Adjustments		As Adjusted
Cash flows from operating activities
Net loss	$(188,647)	$2,331	a	$(186,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred costs	12,013	9,343	a	21,356
Changes in operating assets and liabilities:
Trade and other receivables, net	45,055	927	a	45,982
Deferred costs	(15,274)	(13,493)	a	(28,767)
Prepaid expenses and other assets	(12,678)	4,996	a, b	(7,682)
Unearned revenue	79,340	(2,489)	a	76,851
Net cash provided by (used in) operating activities	167,724	1,615	b	169,339
Change in restricted cash	(4,000)	4,000	b	—
Net cash provided by (used in) investing activities	(92,123)	4,000	b	(88,123)
Net increase (decrease) in cash and cash equivalents	105,442	5,615	b	111,057
Cash, cash equivalents and restricted cash at the end of period	$405,529	$5,615	b	$411,144

a	Adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

b	Adjusted to reflect the adoption of ASU No. 2016-18, Statement of Cash Flows, Restricted Cash.
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
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in Sales and marketing expenses in the accompanying condensed consolidated statements of operations.
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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance is effective for our fiscal year beginning February 1, 2019. Early adoption is permitted. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
Note 3. Marketable Securities
At July 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$979,868	$2	$(995)	$978,875
U.S. treasury securities	295,492	3	(140)	295,355
Corporate bonds	222,987	8	(227)	222,768
Commercial paper	418,897	—	—	418,897
Money market funds	81,669	—	—	81,669
	$1,998,913	$13	$(1,362)	$1,997,564
Included in cash and cash equivalents	$648,374	$—	$(1)	$648,373
Included in marketable securities	$1,350,539	$13	$(1,361)	$1,349,191
At January 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$908,874	$179	$(535)	$908,518
U.S. treasury securities	192,028	48	(25)	192,051
Corporate bonds	290,272	42	(429)	289,885
Commercial paper	323,106	—	—	323,106
Money market funds	24,425	—	—	24,425
	$1,738,705	$269	$(989)	$1,737,985
Included in cash and cash equivalents	$281,163	$—	$—	$281,163
Included in marketable securities	$1,457,542	$269	$(989)	$1,456,822
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of July 31, 2017. The unrealized losses on marketable securities which have been in a net loss position for 12 months or greater were not material as of July 31, 2017. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remainder of the securities are reflected in cash and cash equivalents. We sold $181 million and $29 million of our marketable securities during the three months ended July 31, 2017 and 2016, respectively, and $190 million and $29 million of our marketable securities during the six months ended July 31, 2017 and 2016, respectively. The realized gains from the sales are immaterial.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of July 31, 2017 (in thousands):

Description	Level 1	Level 2	Level 3	Total
U.S. agency obligations	$—	$978,875	$—	$978,875
U.S. treasury securities	295,355	—	—	295,355
Corporate bonds	—	222,768	—	222,768
Commercial paper	—	418,897	—	418,897
Money market funds	81,669	—	—	81,669
Foreign currency derivative assets	—	257	—	257
Total assets	$377,024	$1,620,797	$—	$1,997,821
Foreign currency derivative liabilities	$—	$23,610	$—	$23,610
Total liabilities	$—	$23,610	$—	$23,610
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value in the condensed consolidated balance sheets (in thousands):

	July 31, 2017		January 31, 2017
	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value
0.75% Convertible senior notes	$333,768	$435,750	$325,620	$402,259
1.50% Convertible senior notes	218,030	347,513	213,180	310,470
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
Based on the closing price of our common stock of $102.11 on July 31, 2017, the if-converted value of the 0.75% convertible senior notes and the if-converted value of the 1.50% convertible senior notes were greater than their respective principal amounts.

Note 5. Deferred Costs
Deferred costs, which primarily consist of deferred sales commissions, were $172 million and $169 million as of July 31, 2017 and January 31, 2017, respectively. Amortization expense for the deferred costs was $14 million and $11 million for the three months ended July 31, 2017 and 2016, respectively, and $28 million and $21 million for the six months ended July 31, 2017 and 2016, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2017	January 31, 2017
Land	$6,592	$6,592
Buildings	174,262	115,302
Computers, equipment and software	362,979	323,311
Computers, equipment and software acquired under capital leases	14,639	18,298
Furniture and fixtures	28,376	24,462
Leasehold improvements	118,207	108,673
Property and equipment, gross (1)	705,055	596,638
Less accumulated depreciation and amortization	(266,301)	(230,761)
Property and equipment, net	$438,754	$365,877

(1)
Property and equipment, gross includes construction-in-progress for owned real estate projects of $147 million and $115 million that has not yet been placed in service as of July 31, 2017 and January 31, 2017, respectively.

Depreciation expense totaled $28 million and $22 million for the three months ended July 31, 2017 and 2016, respectively, and $55 million and $44 million for the six months ended July 31, 2017 and 2016, respectively. Interest costs capitalized to property and equipment totaled $2 million and $0.4 million for the three months ended July 31, 2017 and 2016, respectively, and $3 million and $0.6 million for the six months ended July 31, 2017 and 2016, respectively.
Note 7. Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	July 31, 2017	January 31, 2017
Acquired developed technology	$64,900	$64,900
Customer relationship assets	1,000	1,000
	65,900	65,900
Less accumulated amortization	(26,790)	(17,113)
Acquisition-related intangible assets, net	$39,110	$48,787
Amortization expense related to acquired developed technology and customer relationship assets was $5 million and $1 million for the three months ended July 31, 2017 and 2016, respectively, and $10 million and $3 million for the six months ended July 31, 2017 and 2016, respectively.
As of July 31, 2017, our future estimated amortization expense related to acquired developed technology and customer relationship assets is as follows (in thousands):

Fiscal Period:
2018	$9,609
2019	18,904
2020	10,281
2021	316
Total	$39,110

Note 8. Other Assets
Other assets consisted of the following (in thousands):

	July 31, 2017	January 31, 2017
Cost method investments	$19,248	$14,004
Acquired land leasehold interest, net	9,623	9,676
Deposits	4,081	3,488
Net deferred tax assets	3,753	4,336
Other	30,058	22,066
Total	$66,763	$53,570
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
Cash Flow Hedges
We are exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. We have a hedging program in which we enter into foreign currency forward contracts related to certain customer contracts. We designate these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. The effective portion of the gains or losses resulting from changes in the fair value of these hedges is recorded in Accumulated other comprehensive income (loss) ("OCI") on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. The changes in value of these contracts resulting from changes in forward points are excluded from the assessment of hedge effectiveness and are recorded as incurred in Other income (expense), net on the condensed consolidated statements of operations. Cash flows from such forward contracts are classified as operating activities.
As of July 31, 2017 and January 31, 2017, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $404 million and $252 million, respectively. All contracts have maturities not greater than 25 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
Foreign Currency Forward Contracts not Designated as Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are recorded in Other income (expense), net on the condensed consolidated statements of operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. Cash flows from such forward contracts are classified as operating activities.
As of July 31, 2017 and January 31, 2017, we had outstanding forward contracts with total notional values of $55 million and $51 million, respectively.

The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2017	January 31, 2017
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets and Other assets	$167	$7,149
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	90	760
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities and Other liabilities	$21,925	$1,605
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	1,685	522
Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2017	2016	2017	2016
Gains (losses) recognized in OCI (effective portion) (1)	Net change in market value of effective foreign currency forward exchange contracts	$(22,923)	$6,453	$(23,898)	$(4,501)
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	473	143	707	253
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other income (expense), net	767	165	1,390	316

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of July 31, 2017, net losses of $2 million are expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statement of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
Derivative Type		2017	2016	2017	2016
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$(2,619)	$1,098	$(2,625)	$(541)
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

As of July 31, 2017, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative Assets:
Counterparty A	$11	$—	$11	$(11)	$—	$—
Counterparty B	244	—	244	(244)	—	—
Counterparty C	2	—	2	(2)	—	—
Total	$257	$—	$257	$(257)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative Liabilities:
Counterparty A	$3,804	$—	$3,804	$(11)	$—	$3,793
Counterparty B	17,283	—	17,283	(244)	—	17,039
Counterparty C	2,486	—	2,486	(2)	—	2,484
Counterparty D	37	—	37	—	—	37
Total	$23,610	$—	$23,610	$(257)	$—	$23,353
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

Holders of the Notes may convert all or a portion of their Notes prior to the close of business on March 14, 2018 for the 2018 Notes and March 13, 2020 for the 2020 Notes, in multiples of $1,000 principal amount, only under the following circumstances:

•
if the last reported sale price of Class A common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Notes on each applicable trading day;

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
In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The equity components are not remeasured as long as they continue to meet the conditions for equity classification.
We allocated the total issuance costs incurred to the Notes on a prorated basis using the aggregate principal balances. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.4 million and $0.7 million for each of the three and six month periods ended July 31, 2017 and 2016, respectively. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million and $0.3 million for each of the three and six month periods ended July 31, 2017 and 2016, respectively.
The Notes, net consisted of the following (in thousands):

	July 31, 2017		January 31, 2017
	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Principal amounts:
Principal	$350,000	$250,000	$350,000	$250,000
Unamortized debt discount	(16,232)	(31,970)	(24,380)	(36,820)
Net carrying amount before unamortized debt issuance costs	333,768	218,030	325,620	213,180
Unamortized debt issuance costs	(1,346)	(1,992)	(2,050)	(2,327)
Net carrying amount	$332,422	$216,038	$323,570	$210,853
Carrying amount of the equity component (1)	$74,892	$66,007	$74,892	$66,007

(1)	Included in the condensed consolidated balance sheets within Additional paid-in capital, net of $2 million and $2 million for the 2018 Notes and 2020 Notes, respectively, in equity issuance costs.
As of July 31, 2017, the 2018 Notes have a remaining life of approximately 11 months and are classified as current on the condensed consolidated balance sheet. The 2020 Notes have a remaining life of 35 months and are classified as non-current on the condensed consolidated balance sheet.

The effective interest rates of the liability components of the 2018 Notes and 2020 Notes are 5.75% and 6.25%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended July 31,				Six Months Ended July 31,
	2017		2016		2017		2016
	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes	2018 Notes	2020 Notes
Contractual interest expense	$657	$937	$657	$937	$1,313	$1,875	$1,313	$1,875
Interest cost related to amortization of debt issuance costs	352	167	352	170	704	335	704	337
Interest cost related to amortization of the debt discount	4,104	2,444	3,873	2,295	8,148	4,850	7,692	4,556
We capitalized interest costs related to the Notes of $2 million and $0.4 million for the three months ended July 31, 2017 and 2016, respectively, and $3 million and $0.6 million for the six months ended July 31, 2017 and 2016, respectively.
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
Note 11. Commitments and Contingencies
Facility and Computing Infrastructure-related Commitments
We have entered into non-cancelable agreements for certain of our offices and data centers with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 17). Our operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage, as well as data center power capacity for certain data centers. We generally recognize these expenses on a straight-line basis over the period in which we benefit from the lease and we have accrued for rent expense incurred but not paid. Total rent expense was $20 million and $17 million for the three months ended July 31, 2017 and 2016, respectively, and $39 million and $34 million for the six months ended July 31, 2017 and 2016, respectively.
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

Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, as of July 31, 2017, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 12. Common Stock and Stockholders’ Equity
Common Stock
As of July 31, 2017, there were 134 million shares of Class A common stock and 74 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan ("EIP") serves as the successor to our 2005 Stock Plan (together with the EIP, the "Stock Plans"). Pursuant to the terms of the EIP, the share reserve increased by 10 million shares in March 2017, and as of July 31, 2017, we had approximately 62 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares in March 2017. As of July 31, 2017, 7 million shares of Class A common stock were available for issuance under the ESPP.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the six months ended July 31, 2017 is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2017	9,096,592	$4.34	$716
Stock options granted	—	—
Stock options exercised	(1,587,000)	4.60
Stock options canceled	(7,975)	7.95
Balance as of July 31, 2017	7,501,617	$4.28	$734
Vested and expected to vest as of July 31, 2017	7,501,012	$4.28	$734
Exercisable as of July 31, 2017	7,485,406	$4.25	$732
As of July 31, 2017, there was a total of $1 million in unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately five months.

Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units ("RSUs") to employees. RSUs generally vest over four years. A summary of information related to RSU activity during the six months ended July 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2017	11,502,721	$78.45
RSUs granted	6,240,657	85.03
RSUs vested	(3,194,939)	77.38
RSUs forfeited	(582,767)	76.77
Balance as of July 31, 2017	13,965,672	$81.71
As of July 31, 2017, there was a total of $1.0 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-based Restricted Stock Units
During fiscal 2017, 0.3 million shares of performance-based restricted stock units ("PRSUs") were granted to all employees other than executive management and included both service conditions and performance conditions related to company-wide goals . These performance conditions were met and the PRSUs vested on March 15, 2017. During the six months ended July 31, 2017, we recognized $6 million in compensation cost related to these PRSUs.
Additionally, during the second quarter of fiscal 2018, 0.3 million shares of PRSUs were granted to all employees other than executive management and included both service conditions and performance conditions related to company-wide goals. We expect to grant additional shares related to this program for employees hired in fiscal 2018. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2018 and if the individual employee continues to provide service through the vesting date of March 15, 2018. During the three and six months ended July 31, 2017, we recognized $6 million in compensation cost related to these PRSUs, and there is a total of $28 million in unrecognized compensation cost which is expected to be recognized over a weighted-average period of approximately seven months.
Note 13. Unearned Revenue and Performance Obligations
$398 million and $282 million of subscription services revenue was recognized during the three months ended July 31, 2017 and 2016, respectively, that was included in the unearned revenue balances at the beginning of the respective periods. $759 million and $533 million of subscription services revenue was recognized during the six months ended July 31, 2017 and 2016, respectively, that was included in the unearned revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2017, approximately $4.4 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately two thirds of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of July 31, 2017 was not material.

Note 14. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Interest income	$5,051	$2,897	$9,080	$5,111
Interest expense (1)	(6,840)	(7,914)	(13,826)	(15,945)
Gain from sale of cost method investment	526	65	526	65
Impairment of cost method investment	—	(15,000)	—	(15,000)
Other income (expense)	2,201	(1,241)	3,495	(1,262)
Other income (expense), net	$938	$(21,193)	$(725)	$(27,031)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes and 2020 Notes and non-cash interest related to amortization of the debt discount and debt issuance costs, net of capitalized interest costs (see Note 10).

Note 15. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported a tax expense of $4 million and $1 million for the six months ended July 31, 2017 and 2016, respectively. The income tax provision for the six months ended July 31, 2017 was primarily attributable to state taxes and income tax expense in profitable foreign jurisdictions. The income tax provision for the six months ended July 31, 2016 was primarily attributable to $2 million state taxes and income tax expenses in profitable foreign jurisdictions, partially offset by a $1 million benefit from the release of valuation allowances related to certain acquired intangible assets from a business acquisition.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of July 31, 2017, we continue to maintain a full valuation allowance on our deferred tax assets except for certain jurisdictions.
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2017		2016		2017		2016
			* As Adjusted				* As Adjusted
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(52,997)	$(29,535)	$(65,950)	$(41,863)	$(93,625)	$(52,951)	$(113,315)	$(73,001)
Denominator:
Weighted-average common shares outstanding	132,940	74,088	120,642	76,581	131,232	74,221	119,136	76,751
Basic and diluted net loss per share	$(0.40)	$(0.40)	$(0.55)	$(0.55)	$(0.71)	$(0.71)	$(0.95)	$(0.95)

*	Adjusted to reflect adoption of ASU No. 2014-09, Revenue from Contracts with Customers. For further information, see Note 2.

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of July 31,
	2017	2016
Outstanding common stock options	7,502	10,743
Shares subject to repurchase	30	363
Unvested restricted stock awards, units, and PRSUs	14,414	12,993
Shares related to the convertible senior notes	7,261	7,261
Shares subject to warrants related to the issuance of convertible senior notes	7,261	7,261
Shares issuable pursuant to the ESPP	375	359
	36,843	38,980
Note 17. Related Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The average term of the agreements is 10 years and the total rent due under the agreements is $9 million for the fiscal year ended January 31, 2018, and $91 million in total. Rent expense under these agreements was $2 million for each of the three month periods ended July 31, 2017 and 2016, and $4 million for each of the six month periods ended July 31, 2017 and 2016.

Note 18. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States, and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
United States	$419,466	$307,090	$802,637	$593,439
Other countries	105,854	66,567	202,544	127,895
Total	$525,320	$373,657	$1,005,181	$721,334

*	Adjusted to reflect adoption of ASU No. 2014-09, Revenue from Contracts with Customers. For further information, see Note 2.
No single country other than the United States had revenues greater than 10% of total revenues for the three and six months ended July 31, 2017 and 2016. No customer individually accounted for more than 10% of our trade and other receivables, net as of July 31, 2017 or January 31, 2017.
Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth property and equipment by geographic area (in thousands):

	July 31, 2017	January 31, 2017
United States	$382,634	$321,442
Ireland	46,019	35,720
Other countries	10,101	8,715
Total	$438,754	$365,877

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
Our diverse customer base includes medium-sized and large, global companies. We have achieved significant growth in a relatively short period of time with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 7,400 and approximately 6,000 employees as of July 31, 2017 and 2016, respectively.

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
Subscription services revenues accounted for 83% of our total revenues during the three and six months ended July 31, 2017 and represented 96% of our total unearned revenue as of July 31, 2017. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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

Sales and marketing. Sales and marketing expenses consist primarily of employee-related costs, sales commissions, marketing programs and travel. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. Sales commissions are considered incremental costs of obtaining a contract with a customer and are deferred and amortized. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period.
General and administrative. General and administrative expenses consist of employee-related costs for finance and accounting, legal, human resources and management information systems personnel, professional fees and other corporate expenses.
Results of Operations
Revenues
Our total revenues for the three and six months ended July 31, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2017	2016	% Change	2017	2016	% Change
		*As Adjusted			*As Adjusted
Revenues:
Subscription services	$434,527	$306,070	42%	$834,263	$586,238	42%
Professional services	90,793	67,587	34%	170,918	135,096	27%
Total revenues	$525,320	$373,657	41%	$1,005,181	$721,334	39%

*	See Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.
Total revenues were $525 million for the three months ended July 31, 2017, compared to $374 million during the prior year period, an increase of $151 million, or 41%. Subscription services revenues were $434 million for the three months ended July 31, 2017, compared to $306 million for the prior year period, an increase of $128 million, or 42%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $91 million for the three months ended July 31, 2017, compared to $68 million for the prior year period, an increase of $23 million, or 34%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Total revenues were $1.0 billion for the six months ended July 31, 2017, compared to $721 million during the prior year period, an increase of $284 million, or 39%. Subscription services revenues were $834 million for the six months ended July 31, 2017, compared to $586 million for the prior year period, an increase of $248 million, or 42%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $171 million for the six months ended July 31, 2017, compared to $135 million for the prior year period, an increase of $36 million, or 27%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Operating Expenses
GAAP operating expenses were $607 million for the three months ended July 31, 2017, compared to $460 million for the prior year period, an increase of $147 million, or 32%. The increase was primarily due to increases of $107 million in employee-related costs driven by higher headcount, $9 million in depreciation and amortization expense, $6 million in facility and IT-related expenses, and $6 million in service contracts expense to expand data center capacity.
GAAP operating expenses were $1.1 billion for the six months ended July 31, 2017, compared to $880 million for the prior year period, an increase of $267 million, or 30%. The increase was primarily due to increases of $200 million in employee-related costs driven by higher headcount, $18 million in depreciation and amortization expense, $11 million in facility and IT-related expenses, and $10 million in service contracts expense to expand data center capacity.

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
Non-GAAP operating expenses were $476 million for the three months ended July 31, 2017, compared to $368 million for the prior year period, an increase of $108 million, or 29%. The increase was primarily due to increases of $73 million in employee-related costs driven by higher headcount, $6 million in depreciation and amortization expense, $6 million in facility and IT-related expenses, and $6 million in service contracts expense to expand data center capacity.
Non-GAAP operating expenses were $895 million for the six months ended July 31, 2017, compared to $702 million for the prior year period, an increase of $193 million, or 27%. The increase was primarily due to increases of $133 million in employee-related costs driven by higher headcount, $11 million in depreciation and amortization expense, $11 million in facility and IT-related expenses, and $10 million in service contracts expense to expand data center capacity.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended July 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$65,931	$(6,580)	$(208)	$59,143
Costs of professional services	92,264	(9,301)	(379)	82,584
Product development	221,103	(56,923)	(6,602)	157,578
Sales and marketing	171,952	(25,942)	(1,126)	144,884
General and administrative	55,699	(22,777)	(754)	32,168
Total costs and expenses	$606,949	$(121,523)	$(9,069)	$476,357

	Three Months Ended July 31, 2016
	GAAP Operating Expenses *As Adjusted	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
				*As Adjusted
Costs of subscription services	$51,379	$(4,968)	$(133)	$46,278
Costs of professional services	66,473	(5,969)	(226)	60,278
Product development	161,886	(38,314)	(2,566)	121,006
Sales and marketing	134,899	(20,844)	(707)	113,348
General and administrative	45,705	(18,127)	(924)	26,654
Total costs and expenses	$460,342	$(88,222)	$(4,556)	$367,564

	Six Months Ended July 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$125,729	$(12,271)	$(754)	$112,704
Costs of professional services	169,177	(17,322)	(1,285)	150,570
Product development	417,542	(107,952)	(15,564)	294,026
Sales and marketing	327,661	(49,101)	(2,800)	275,760
General and administrative	106,901	(42,665)	(2,072)	62,164
Total costs and expenses	$1,147,010	$(229,311)	$(22,475)	$895,224

	Six Months Ended July 31, 2016
	GAAP Operating Expenses *As Adjusted	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
				*As Adjusted
Costs of subscription services	$100,579	$(9,365)	$(452)	$90,762
Costs of professional services	125,900	(11,262)	(716)	113,922
Product development	303,664	(71,282)	(6,360)	226,022
Sales and marketing	262,518	(39,846)	(1,797)	220,875
General and administrative	86,888	(34,702)	(1,736)	50,450
Total costs and expenses	$879,549	$(166,457)	$(11,061)	$702,031

(1)
Share-based compensation expenses were $122 million and $88 million for the three months ended July 31, 2017 and 2016, respectively, and $229 million and $166 million for the six months ended July 31, 2017 and 2016, respectively. The increase in share-based compensation expenses was primarily due to grants of RSUs to existing and new employees.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $4 million and $3 million for the three months ended July 31, 2017 and 2016, respectively, and $13 million and $8 million for the six months ended July 31, 2017 and 2016, respectively. In addition, other operating expenses included amortization of acquisition-related intangible assets of $5 million and $1 million for the three months ended July 31, 2017 and 2016, respectively, and $9 million and $3 million for the six months ended July 31, 2017 and 2016, respectively.

(3)	See "Non-GAAP Financial Measures" below for further information.

*	See Note 2 of the notes to the condensed consolidated financial statements for a summary of adjustments.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $66 million for the three months ended July 31, 2017, compared to $51 million for the prior year period, an increase of $15 million, or 29%. The increase was primarily due to increases of $5 million in employee-related costs driven by higher headcount, $6 million in depreciation expense related to our data centers, and $3 million in facility and IT-related expenses.
GAAP operating expenses in costs of subscription services were $126 million for the six months ended July 31, 2017, compared to $101 million for the prior year period, an increase of $25 million or 25%. The increase was primarily due to increases of $10 million in employee-related costs driven by higher headcount, $9 million in depreciation expense related to our data centers, and $5 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of subscription services were $59 million for the three months ended July 31, 2017, compared to $46 million for the prior year period, an increase of $13 million, or 28%. The increase was primarily due to increases of $6 million in depreciation expense related to our data centers, $4 million in employee-related costs driven by higher headcount, and $3 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of subscription services were $113 million for the six months ended July 31, 2017, compared to $91 million for the prior year period, an increase of $22 million, or 24%. The increase was primarily due to increases of $9 million in depreciation expense related to our data centers, $7 million in employee-related costs driven by higher headcount, and $5 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $92 million for the three months ended July 31, 2017, compared to $66 million for the prior year period, an increase of $26 million, or 39%. The increase was primarily due to additional costs of $21 million to staff our deployment and integration engagements.
GAAP operating expenses in costs of professional services were $169 million for the six months ended July 31, 2017, compared to $126 million for the prior year period, an increase of $43 million, or 34%. The increase was primarily due to additional costs of $36 million to staff our deployment and integration engagements.

Non-GAAP operating expenses in costs of professional services were $83 million for the three months ended July 31, 2017, compared to $60 million for the prior year period, an increase of $23 million, or 38%. The increase was primarily due to additional costs of $18 million to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $151 million for the six months ended July 31, 2017, compared to $114 million for the prior year period, an increase of $37 million, or 32%. The increase was primarily due to additional costs of $30 million to staff our deployment and integration engagements.
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
GAAP operating expenses in product development were $221 million for the three months ended July 31, 2017, compared to $162 million for the prior year period, an increase of $59 million, or 36%. The increase was primarily due to increases of $46 million in employee-related costs driven by higher headcount and $8 million in facility and IT-related expenses.
GAAP operating expenses in product development were $418 million for the six months ended July 31, 2017, compared to $304 million for the prior year period, an increase of $114 million, or 38%. The increase was primarily due to increases of $88 million in employee-related costs driven by higher headcount and $14 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $158 million for the three months ended July 31, 2017, compared to $121 million for the prior year period, an increase of $37 million, or 31%. The increase was primarily due to increases of $27 million in employee-related costs driven by higher headcount and $8 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $294 million for the six months ended July 31, 2017, compared to $226 million for the prior year period, an increase of $68 million, or 30%. The increase was primarily due to increases of $49 million in employee-related costs driven by higher headcount and $14 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and expand our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $172 million for the three months ended July 31, 2017, compared to $135 million for the prior year period, an increase of $37 million, or 27%. The increase was primarily due to increases of $27 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $4 million in advertising, marketing and event costs, and $2 million in facility and IT-related expenses.
GAAP operating expenses in sales and marketing were $328 million for the six months ended July 31, 2017, compared to $263 million for the prior year period, an increase of $65 million, or 25%. The increase was primarily due to increases of $51 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $6 million in advertising, marketing and event costs, and $4 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $145 million for the three months ended July 31, 2017, compared to $113 million for the prior year period, an increase of $32 million, or 28%. The increase was primarily due to increases of $22 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $4 million in advertising, marketing and event costs, and $2 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $276 million for the six months ended July 31, 2017, compared to $221 million for the prior year period, an increase of $55 million, or 25%. The increase was primarily due to increases of $41 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $6 million in advertising, marketing and event costs, and $4 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.

General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $56 million for the three months ended July 31, 2017, compared to $46 million for the prior year period, an increase of $10 million, or 22%. The increase was primarily due to $7 million in additional employee-related costs driven by higher headcount and $1 million in higher professional fees.
GAAP operating expenses in general and administrative were $107 million for the six months ended July 31, 2017, compared to $87 million for the prior year period, an increase of $20 million, or 23%. The increase was primarily due to $15 million in additional employee-related costs driven by higher headcount and $3 million in higher professional fees.
Non-GAAP operating expenses in general and administrative were $32 million for the three months ended July 31, 2017, compared to $27 million for the prior year period, an increase of $5 million, or 19%. The increase was primarily due to $3 million in additional employee-related costs driven by higher headcount and $1 million in higher professional fees.
Non-GAAP operating expenses in general and administrative were $62 million for the six months ended July 31, 2017, compared to $50 million for the prior year period, an increase of $12 million, or 24%. The increase was primarily due to $7 million in additional employee-related costs driven by higher headcount and $3 million in higher professional fees.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins improved from (23)% for the three months ended July 31, 2016 to (16)% for the three months ended July 31, 2017. The improvements in our GAAP operating margins in the three months ended July 31, 2017 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
GAAP operating margins improved from (22)% for the six months ended July 31, 2016 to (14)% for the six months ended July 31, 2017. The improvements in our GAAP operating margins in the six months ended July 31, 2017 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
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
Non-GAAP operating margins improved from 2% for the three months ended July 31, 2016 to 9% for the three months ended July 31, 2017. The improvements in our non-GAAP operating margins in the three months ended July 31, 2017 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
Non-GAAP operating margins improved from 3% for the six months ended July 31, 2016 to 11% for the six months ended July 31, 2017. The improvements in our non-GAAP operating margins in the six months ended July 31, 2017 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.

Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended July 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(15.5)%	23.1%	1.7%	9.3%

	Three Months Ended July 31, 2016
	GAAP Operating Expenses *As Adjusted	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses
				*As Adjusted
Operating margin	(23.2)%	23.6%	1.2%	1.6%

	Six Months Ended July 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.1)%	22.8%	2.2%	10.9%

	Six Months Ended July 31, 2016
	GAAP Operating Expenses *As Adjusted	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses
				*As Adjusted
Operating margin	(21.9)%	23.1%	1.5%	2.7%

(1)	See "Non-GAAP Financial Measures" below for further information.

*	See Note 2 of the notes to condensed consolidated financial statements for a summary of adjustments.
Other Income (Expense), Net
Other income, net, increased $22 million and $26 million for the three and six months ended July 31, 2017 as compared to the prior year periods. The increases were primarily a result of a $15 million impairment of a cost method investment recorded in the second quarter of fiscal 2017 for which there was no corresponding amount in fiscal 2018, and increases in interest income of $2 million and $4 million for the three and six months ended July 31, 2017, respectively.
Liquidity and Capital Resources
As of July 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.1 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds.
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

Our cash flows for the three and six months ended July 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
Net cash provided by (used in):
Operating activities	$15,126	$6,522	$195,148	$169,339
Investing activities	201,345	(26,779)	(21,544)	(88,123)
Financing activities	32,242	25,590	34,451	29,347
Effect of exchange rate changes	715	(144)	583	494
Net increase (decrease) in cash, cash equivalents and restricted cash	$249,428	$5,189	$208,638	$111,057

*	See Note 2 of the notes to condensed consolidated financial statements for a summary of adjustments.
Operating Activities
Cash provided by operating activities was $15 million and $7 million for the three months ended July 31, 2017 and 2016, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Cash provided by operating activities was $195 million and $169 million for the six months ended July 31, 2017 and 2016, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Investing Activities
Cash provided by investing activities for the three months ended July 31, 2017 was $201 million, which was primarily the result of the timing of purchases and maturities of marketable securities and proceeds of $181 million from the sale of available-for-sale securities. These receipts were partially offset by capital expenditures for owned real estate projects, including construction of our new customer briefing and development center ("development center"), of $23 million, and capital expenditures for data center and office space projects of $38 million.
Cash used in investing activities for the three months ended July 31, 2016 was $27 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures for owned real estate projects (including construction of our development center) of $7 million, and capital expenditures for data center and office space projects of $27 million. These payments were partially offset by proceeds of $29 million from the sale of available-for-sale securities.
Cash used in investing activities for the six months ended July 31, 2017 was $22 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures for owned real estate projects (including construction of our development center) of $53 million, and capital expenditures for data center and office space projects of $69 million. These payments were partially offset by proceeds of $190 million from the sale of available-for-sale securities.
Cash used in investing activities for the six months ended July 31, 2016 was $88 million, which was primarily the result of the timing of purchases and maturities of marketable securities, the purchase of an office building and land in Pleasanton, California for $15 million, capital expenditures for owned real estate projects (including construction of our development center) of $11 million, and capital expenditures for data center and office space projects of $61 million. These payments were partially offset by proceeds of $29 million from the sale of available-for-sale securities.
We expect capital expenditures related to owned real estate projects, including construction of our development center, will be approximately $150 million for fiscal 2018. We expect capital expenditures, excluding owned real estate projects, will be approximately $160 million for fiscal 2018. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.
Financing Activities
Cash provided by financing activities was $32 million and $26 million for the three months ended July 31, 2017 and 2016, respectively, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $34 million and $29 million for the six months ended July 31, 2017 and 2016, which was primarily due to proceeds from the issuance of common stock from employee equity plans.

Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). See "Non-GAAP Financial Measures" below for further information.
Free cash flows decreased by $3 million to $(23) million for the three months ended July 31, 2017, compared to $(20) million for the prior year period. The decrease was primarily due to increases in capital expenditures (excluding owned real estate projects), partially offset by increases in sales and the related cash collections.
Free cash flows improved by $18 million to $126 million for the six months ended July 31, 2017, compared to $108 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections, partially offset by increases in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount.
Reconciliations of Net cash provided by (used in) operating activities to free cash flows were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
Net cash provided by (used in) operating activities	$15,126	$6,522	$195,148	$169,339
Capital expenditures, excluding owned real estate projects	(38,528)	(26,539)	(69,121)	(61,017)
Free cash flows	$(23,402)	$(20,017)	$126,027	$108,322

	Trailing Twelve Months Ended July 31,
	2017	2016
		*As Adjusted
Net cash provided by (used in) operating activities	$376,435	$320,589
Capital expenditures, excluding owned real estate projects	(128,917)	(140,895)
Free cash flows	$247,518	$179,694

*	See Note 2 of the notes to condensed consolidated financial statements for a summary of adjustments.

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

Free Cash Flows
We define free cash flows as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). Capital expenditures deducted from cash flows from operations do not include purchases of land and buildings, and construction costs of our new development center and of other owned buildings. We exclude these owned real estate projects as they are infrequent in nature. For the current fiscal year, these costs primarily represent the construction of our new development center which is anticipated to be completed in fiscal 2020. We use free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. We believe information regarding free cash flows provides investors and others with an important perspective on the cash available to make strategic acquisitions and investments, to fund ongoing operations and to fund other capital expenditures.
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

See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three and six months ended July 31, 2017 and 2016.
See Liquidity and Capital Resources—Free Cash Flows for a reconciliation from the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flow, for the three and six months ended July 31, 2017 and 2016.
Contractual Obligations
Our contractual obligations primarily consist of our convertible senior notes due in 2018 and 2020, as well as obligations under leases for office space, co-location facilities for data center capacity and computing infrastructure platforms for business operations. As of July 31, 2017, the future non-cancelable minimum payments under operating leases and computing infrastructure agreements were $363 million. During the remainder of the year ended January 31, 2018, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with options to renew. We expect our future operating lease obligations will increase as we expand our operations.
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
Off-Balance Sheet Arrangements
Through July 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in Sales and marketing expenses in the accompanying condensed consolidated statements of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of July 31, 2017 and 2016, our most significant currency exposures were the Euro, British pound, Australian dollar and Canadian dollar.
We have a hedging program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations through the purchase of foreign currency exchange contracts. For further information, see Note 9 of the notes to condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $2.1 billion as of July 31, 2017, and $2.0 billion as of January 31, 2017. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $7 million and $9 million market value reduction in our investment portfolio as of July 31, 2017 and January 31, 2017, respectively. An immediate decrease of 100-basis points in interest rates would have increased the market value by $7 million and $8 million as of July 31, 2017 and January 31, 2017, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities before maturity.
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
Our Notes have fixed annual interest rates at 0.75% and 1.50% and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2018 Notes and the 2020 Notes are affected by our stock price. The carrying values of our 2018 Notes and 2020 Notes were $332 million and $216 million, respectively, as of July 31, 2017. These represent the liability component of the principal balance of our Notes as of July 31, 2017. The total estimated fair values of the 2018 Notes and 2020 Notes at July 31, 2017 were $436 million and $348 million, respectively, and the fair value was determined based on the quoted bid price of the Notes in an over-the-counter market as of the last day of trading for the three months ended at July 31, 2017, which were $124.50 and $139.01 respectively. For further information, see Note 10 of the notes to condensed consolidated financial statements.

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

Additionally, we expect that existing laws, regulations and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure and transfer for Workday and our customers. The European Union ("EU") and United States recently agreed to a framework for data transferred from the EU to the United States, called the Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, in 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation ("GDPR"), which becomes effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 1,550 employees at the time of our initial public offering ("IPO") in October 2012 to approximately 7,400 employees as of July 31, 2017, and have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
We have limited experience in acquisitions. We may not be able to integrate acquired personnel, operations and technologies successfully or effectively manage the combined operations following the acquisition. We also may not achieve the anticipated benefits from the acquisitions due to a number of factors, including:

•	inability to integrate or benefit from acquisitions in a profitable manner;

•	incurrence of acquisition-related costs or liabilities, some of which may be unanticipated;

•	difficulty integrating the intellectual property and operations of the acquired business;

•	difficulty integrating and retaining the personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	difficulty terminating or converting the customers of the acquired business onto our applications and contract terms;

•	adverse effects on our existing business relationships with business partners and customers as a result of the acquisition;

•	lack of experience in new markets, products or technologies;

•	diversion of management’s attention from other business concerns;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.
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
As of July 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2025 and 2018 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an "ownership change." A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of July 31, 2017, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to 62 million shares of Class B common stock and 0.1 million shares of Class A common stock. In addition, Mr. Duffield holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of July 31, 2017, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to 8 million shares of Class B common stock and 0.1 million shares of Class A common stock. Of the Class B shares held by Mr. Bhusri, 0.1 million shares are subject to time-based vesting. In addition, Mr. Bhusri holds exercisable options to acquire 3 million shares of Class B common stock and 0.2 million RSUs which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2017. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
Dated: August 31, 2017

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