Form 10-Q
period 2017-10-31
Workday, Inc.
filed 2017-11-30
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2017, there were approximately 210 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2017	January 31, 2017
		*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$1,336,984	$539,923
Marketable securities	1,874,139	1,456,822
Trade and other receivables, net	349,309	409,780
Deferred costs	56,304	51,330
Prepaid expenses and other current assets	77,036	66,590
Total current assets	3,693,772	2,524,445
Property and equipment, net	487,234	365,877
Deferred costs, noncurrent	120,173	117,249
Acquisition-related intangible assets, net	34,305	48,787
Goodwill	158,418	158,354
Other assets	70,814	53,570
Total assets	$4,564,716	$3,268,282
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,837	$26,824
Accrued expenses and other current liabilities	108,074	61,582
Accrued compensation	139,668	110,625
Unearned revenue	1,129,031	1,086,212
Current portion of convertible senior notes, net	336,936	—
Total current liabilities	1,749,546	1,285,243
Convertible senior notes, net	1,136,494	534,423
Unearned revenue, noncurrent	100,135	135,331
Other liabilities	38,267	36,677
Total liabilities	3,024,442	1,991,674
Stockholders’ equity:
Common stock	210	202
Additional paid-in capital	3,195,130	2,681,200
Accumulated other comprehensive income (loss)	(16,310)	2,071
Accumulated deficit	(1,638,756)	(1,406,865)
Total stockholders’ equity	1,540,274	1,276,608
Total liabilities and stockholders’ equity	$4,564,716	$3,268,282

*	See Note 2 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
Revenues:
Subscription services	$463,568	$337,910	$1,297,831	$924,148
Professional services	91,821	75,612	262,739	210,708
Total revenues	555,389	413,522	1,560,570	1,134,856
Costs and expenses (1):
Costs of subscription services	71,898	54,645	197,627	155,224
Costs of professional services	91,657	72,240	260,834	198,140
Product development	239,588	185,311	657,130	488,975
Sales and marketing	176,121	149,537	503,782	412,055
General and administrative	56,184	57,721	163,085	144,609
Total costs and expenses	635,448	519,454	1,782,458	1,399,003
Operating loss	(80,059)	(105,932)	(221,888)	(264,147)
Other income (expense), net	(3,742)	(3,105)	(4,467)	(30,136)
Loss before provision for (benefit from) income taxes	(83,801)	(109,037)	(226,355)	(294,283)
Provision for (benefit from) income taxes	1,745	1,077	5,767	2,147
Net loss	$(85,546)	$(110,114)	$(232,122)	$(296,430)
Net loss per share, basic and diluted	$(0.41)	$(0.55)	$(1.12)	$(1.50)
Weighted-average shares used to compute net loss per share, basic and diluted	209,188	199,479	206,715	197,093

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$6,899	$5,472	$19,170	$14,837
Costs of professional services	9,956	7,436	27,278	18,698
Product development	59,116	45,968	167,068	117,250
Sales and marketing	25,517	22,597	74,618	62,443
General and administrative	20,991	24,982	63,656	59,684

*	See Note 2 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
Net loss	$(85,546)	$(110,114)	$(232,122)	$(296,430)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(504)	(322)	462	111
Net change in unrealized gains (losses) on available-for-sale investments	(302)	(392)	(931)	542
Net change in market value of effective foreign currency forward exchange contracts	6,693	5,924	(17,912)	1,170
Other comprehensive income (loss), net of tax	5,887	5,210	(18,381)	1,823
Comprehensive loss	$(79,659)	$(104,904)	$(250,503)	$(294,607)

*	See Note 2 for a summary of adjustments.

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
Cash flows from operating activities
Net loss	$(85,546)	$(110,114)	$(232,122)	$(296,430)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,982	30,453	102,380	83,239
Share-based compensation expenses	122,479	100,098	351,790	266,555
Amortization of deferred costs	14,519	11,561	42,165	32,917
Amortization of debt discount and issuance costs	12,257	6,782	25,992	20,071
Gain on sale of cost method investment	(194)	—	(720)	(65)
Impairment of cost method investment	100	—	100	15,000
Other	(1,294)	78	3,317	1,678
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	19,070	(20,693)	59,463	25,289
Deferred costs	(19,245)	(13,040)	(50,063)	(41,807)
Prepaid expenses and other assets	(11,355)	(3,686)	(23,373)	(11,368)
Accounts payable	(7,383)	2,260	2,830	2,080
Accrued expenses and other liabilities	59,171	30,591	49,788	29,619
Unearned revenue	6,470	37,266	7,632	114,117
Net cash provided by (used in) operating activities	144,031	71,556	339,179	240,895
Cash flows from investing activities
Purchases of marketable securities	(930,783)	(380,620)	(1,829,231)	(1,571,756)
Maturities of marketable securities	372,389	449,592	1,185,730	1,614,495
Sales of available-for-sale securities	32,886	63,340	222,823	92,192
Business combinations, net of cash acquired	—	(144,209)	—	(147,879)
Owned real estate projects	(27,616)	(59,705)	(80,151)	(85,479)
Capital expenditures, excluding owned real estate projects	(36,356)	(27,518)	(105,477)	(88,535)
Purchases of cost method investments	(5,272)	—	(10,722)	(300)
Sale and maturities of cost method investments	294	—	1,026	315
Other	(1,000)	—	(1,000)	(296)
Net cash provided by (used in) investing activities	(595,458)	(99,120)	(617,002)	(187,243)
Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net of issuance costs	1,132,101	—	1,132,101	—
Proceeds from issuance of warrants	80,805	—	80,805	—
Purchase of convertible senior notes hedges	(175,530)	—	(175,530)	—
Proceeds from issuance of common stock from employee equity plans	1,974	4,491	36,501	33,267
Other	(36)	435	(112)	1,006
Net cash provided by (used in) financing activities	1,039,314	4,926	1,073,765	34,273
Effect of exchange rate changes	(322)	(137)	261	357
Net increase (decrease) in cash, cash equivalents and restricted cash	587,565	(22,775)	796,203	88,282
Cash, cash equivalents and restricted cash at the beginning of period	750,532	411,144	541,894	300,087
Cash, cash equivalents and restricted cash at the end of period	$1,338,097	$388,369	$1,338,097	$388,369

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$18	$48	$64	$2,704
Cash paid for income taxes	651	655	3,259	4,802
Non-cash investing and financing activities:
Vesting of early exercise stock options	$106	$445	$670	$1,365
Property and equipment, accrued but not paid	47,055	25,917	47,055	25,917
Non-cash additions to property and equipment	649	67	1,276	982

	October 31, 2017	October 31, 2016
		*As Adjusted
Reconciliation of cash, cash equivalents and restricted cash as shown in the statement of cash flows
Cash and cash equivalents	$1,336,984	$386,557
Restricted cash included in Other assets	1,113	1,712
Restricted cash included in Property and equipment, net	—	100
Total cash, cash equivalents and restricted cash	$1,338,097	$388,369
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended October 31, 2017 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2017, filed with the SEC on March 20, 2017.
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

ASU No. 2016-18
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for our fiscal year beginning February 1, 2018. We early adopted ASU No. 2016-18 retrospectively, effective February 1, 2017. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the condensed consolidated statement of cash flows, net cash flows for the three months ended October 31, 2016 decreased by $4 million and net cash flows for the nine months ended October 31, 2016 increased by $2 million.

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
Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of the new ASUs are as follows (in thousands, except per share data):

	Three Months Ended October 31, 2016
	As Previously Reported	Adjustments		As Adjusted
Revenues:
Subscription services	$335,722	$2,188	a	$337,910
Professional services	73,860	1,752	a	75,612
Total revenues	409,582	3,940	a	413,522
Costs and expenses:
Sales and marketing	149,549	(12)	a	149,537
Operating loss	(109,884)	3,952	a	(105,932)
Net loss	$(114,066)	$3,952	a	$(110,114)
Net loss per share, basic and diluted	$(0.57)	$0.02	a	$(0.55)

	Nine Months Ended October 31, 2016
	As Previously Reported	Adjustments		As Adjusted
Revenues:
Subscription services	$921,953	$2,195	a	$924,148
Professional services	210,782	(74)	a	210,708
Total revenues	1,132,735	2,121	a	1,134,856
Costs and expenses:
Sales and marketing	416,217	(4,162)	a	412,055
Operating loss	(270,430)	6,283	a	(264,147)
Net loss	$(302,713)	$6,283	a	$(296,430)
Net loss per share, basic and diluted	$(1.54)	$0.04	a	$(1.50)

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of the new ASUs are as follows (in thousands):

	Three Months Ended October 31, 2016
	As Previously Reported	Adjustments		As Adjusted
Cash flows from operating activities
Net loss	$(114,066)	$3,952	a	$(110,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred costs	6,507	5,054	a	11,561
Changes in operating assets and liabilities:
Trade and other receivables, net	(20,360)	(333)	a	(20,693)
Deferred costs	(7,973)	(5,067)	a	(13,040)
Prepaid expenses and other assets	(1,425)	(2,261)	a, b	(3,686)
Unearned revenue	38,514	(1,248)	a	37,266
Net cash provided by (used in) operating activities	71,459	97	b	71,556
Change in restricted cash	3,900	(3,900)	b	—
Net cash provided by (used in) investing activities	(95,220)	(3,900)	b	(99,120)
Net increase (decrease) in cash and cash equivalents	(18,972)	(3,803)	b	(22,775)
Cash, cash equivalents and restricted cash at the beginning of period	405,529	5,615	b	411,144
Cash, cash equivalents and restricted cash at the end of period	$386,557	$1,812	b	$388,369

	Nine Months Ended October 31, 2016
	As Previously Reported	Adjustments		As Adjusted
Cash flows from operating activities
Net loss	$(302,713)	$6,283	a	$(296,430)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred costs	18,520	14,397	a	32,917
Changes in operating assets and liabilities:
Trade and other receivables, net	24,695	594	a	25,289
Deferred costs	(23,247)	(18,560)	a	(41,807)
Prepaid expenses and other assets	(14,103)	2,735	a, b	(11,368)
Unearned revenue	117,854	(3,737)	a	114,117
Net cash provided by (used in) operating activities	239,183	1,712	b	240,895
Change in restricted cash	(100)	100	b	—
Net cash provided by (used in) investing activities	(187,343)	100	b	(187,243)
Net increase (decrease) in cash and cash equivalents	86,470	1,812	b	88,282
Cash, cash equivalents and restricted cash at the end of period	$386,557	$1,812	b	$388,369

a	Adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

b	Adjusted to reflect the adoption of ASU No. 2016-18, Statement of Cash Flows, Restricted Cash.
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
Recently Issued Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which requires entities to carry all investments in equity securities at fair value and recognize any changes in fair value in net income. We expect to elect the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. We plan to adopt the new standard in the first quarter of fiscal 2019. We are evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to the issuance of this ASU, existing guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. The guidance is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted. We plan to adopt the new standard in the first quarter of fiscal 2019 and do not expect it to have a material impact on our consolidated financial statements.
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
Note 3. Marketable Securities
At October 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$837,650	$1	$(813)	$836,838
U.S. treasury securities	698,398	—	(447)	697,951
Corporate bonds	428,145	14	(406)	427,753
Commercial paper	500,114	—	—	500,114
Money market funds	559,076	—	—	559,076
Certificates of deposit	5,000	—	—	5,000
	$3,028,383	$15	$(1,666)	$3,026,732
Included in cash and cash equivalents	$1,152,599	$—	$(6)	$1,152,593
Included in marketable securities	$1,875,784	$15	$(1,660)	$1,874,139
At January 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$908,874	$179	$(535)	$908,518
U.S. treasury securities	192,028	48	(25)	192,051
Corporate bonds	290,272	42	(429)	289,885
Commercial paper	323,106	—	—	323,106
Money market funds	24,425	—	—	24,425
	$1,738,705	$269	$(989)	$1,737,985
Included in cash and cash equivalents	$281,163	$—	$—	$281,163
Included in marketable securities	$1,457,542	$269	$(989)	$1,456,822

We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of October 31, 2017. The unrealized losses on marketable securities which have been in a net loss position for 12 months or greater were not material as of October 31, 2017. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remainder of the securities are reflected in cash and cash equivalents. We sold $33 million and $63 million of our marketable securities during the three months ended October 31, 2017 and 2016, respectively, and $223 million and $92 million of our marketable securities during the nine months ended October 31, 2017 and 2016, respectively. The realized gains from the sales are immaterial.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of October 31, 2017 (in thousands):

Description	Level 1	Level 2	Level 3	Total
U.S. agency obligations	$—	$836,838	$—	$836,838
U.S. treasury securities	697,951	—	—	697,951
Corporate bonds	—	427,753	—	427,753
Commercial paper	—	500,114	—	500,114
Money market funds	559,076	—	—	559,076
Certificates of deposit	—	5,000	—	5,000
Foreign currency derivative assets	—	2,880	—	2,880
Total assets	$1,257,027	$1,772,585	$—	$3,029,612
Foreign currency derivative liabilities	$—	$15,172	$—	$15,172
Total liabilities	$—	$15,172	$—	$15,172
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

Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value in the condensed consolidated balance sheets (in thousands):

	October 31, 2017		January 31, 2017
	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value	Net Carrying Amount Before Unamortized Debt Issuance Costs	Estimated Fair Value
0.75% Convertible senior notes	$337,930	$475,230	$325,620	$402,259
1.50% Convertible senior notes	220,512	367,425	213,180	310,470
0.25% Convertible senior notes	931,866	1,166,100	—	—
The difference between the principal amount of the notes, $350 million for the 0.75% convertible senior notes, $250 million for the 1.50% convertible senior notes, and $1.15 billion for the 0.25% convertible senior notes, and the net carrying amount before unamortized debt issuance costs represents the unamortized debt discount (see Note 10). The estimated fair value of the convertible senior notes, which we have classified as Level 2 financial instruments, was determined based on the quoted bid price of the convertible senior notes in an over-the-counter market on the last trading day of each reporting period.
Based on the closing price of our common stock of $110.99 on October 31, 2017, the if-converted values of the 0.75% convertible senior notes and the 1.50% convertible senior notes were greater than their respective principal amounts, and the if-converted value of the 0.25% convertible senior notes was less than the respective principal amount.
Note 5. Deferred Costs
Deferred costs, which primarily consist of deferred sales commissions, were $176 million and $169 million as of October 31, 2017 and January 31, 2017, respectively. Amortization expense for the deferred costs was $14 million and $12 million for the three months ended October 31, 2017 and 2016, respectively, and $42 million and $33 million for the nine months ended October 31, 2017 and 2016, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2017	January 31, 2017
Land	$7,353	$6,592
Buildings	216,562	115,302
Computers, equipment and software	373,995	323,311
Computers, equipment and software acquired under capital leases	14,358	18,298
Furniture and fixtures	32,729	24,462
Leasehold improvements	122,881	108,673
Property and equipment, gross (1)	767,878	596,638
Less accumulated depreciation and amortization	(280,644)	(230,761)
Property and equipment, net	$487,234	$365,877

(1)
Property and equipment, gross includes construction-in-progress for owned real estate projects of $137 million and $115 million that have not yet been placed in service as of October 31, 2017 and January 31, 2017, respectively.

Depreciation expense totaled $30 million and $23 million for the three months ended October 31, 2017 and 2016, respectively, and $85 million and $67 million for the nine months ended October 31, 2017 and 2016, respectively. Interest costs capitalized to property and equipment totaled $3 million and $1 million for the three months ended October 31, 2017 and 2016, respectively, and $6 million and $2 million for the nine months ended October 31, 2017 and 2016, respectively.

Note 7. Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	October 31, 2017	January 31, 2017
Acquired developed technology	$64,900	$64,900
Customer relationship assets	1,000	1,000
	65,900	65,900
Less accumulated amortization	(31,595)	(17,113)
Acquisition-related intangible assets, net	$34,305	$48,787
Amortization expense related to acquired developed technology and customer relationship assets was $4 million and $5 million for the three months ended October 31, 2017 and 2016, respectively, and $14 million and $8 million for the nine months ended October 31, 2017 and 2016, respectively.
As of October 31, 2017, our future estimated amortization expense related to acquired developed technology and customer relationship assets is as follows (in thousands):

Fiscal Period:
2018	$4,804
2019	18,904
2020	10,281
2021	316
Total	$34,305
Note 8. Other Assets
Other assets consisted of the following (in thousands):

	October 31, 2017	January 31, 2017
Cost method investments	$24,320	$14,004
Acquired land leasehold interest, net	9,596	9,676
Deposits	4,101	3,488
Net deferred tax assets	1,820	4,336
Other	30,977	22,066
Total	$70,814	$53,570
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
As of October 31, 2017 and January 31, 2017, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $470 million and $252 million, respectively. All contracts have maturities not greater than 35 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
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
As of October 31, 2017 and January 31, 2017, we had outstanding forward contracts with total notional values of $51 million.

The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2017	January 31, 2017
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets and Other assets	$2,535	$7,149
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	345	760
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities and Other liabilities	$13,424	$1,605
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	1,748	522
Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statement of Operations and Statement of Comprehensive Loss Locations	Three Months Ended October 31,		Nine Months Ended October 31,
		2017	2016	2017	2016
Gains (losses) recognized in OCI (effective portion) (1)	Net change in market value of effective foreign currency forward exchange contracts	$7,372	$6,107	$(16,526)	$1,606
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	679	183	1,386	436
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other income (expense), net	350	517	1,740	833

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of October 31, 2017, net losses of $3 million are expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statement of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
Derivative Type		2017	2016	2017	2016
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$829	$1,195	$(1,796)	$654
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

As of October 31, 2017, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative Assets:
Counterparty A	$1,781	$—	$1,781	$(1,781)	$—	$—
Counterparty B	236	—	236	(236)	—	—
Counterparty C	863	—	863	(863)	—	—
Total	$2,880	$—	$2,880	$(2,880)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative Liabilities:
Counterparty A	$2,916	$—	$2,916	$(1,781)	$—	$1,135
Counterparty B	11,088	—	11,088	(236)	—	10,852
Counterparty C	1,154	—	1,154	(863)	—	291
Counterparty D	14	—	14	—	—	14
Total	$15,172	$—	$15,172	$(2,880)	$—	$12,292
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
Concurrently, we issued 1.50% convertible senior notes due July 15, 2020 ("2020 Notes") with a principal amount of $250 million. The 2020 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year. The 2020 Notes mature on July 15, 2020 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2020 Notes prior to maturity.
In September 2017, we issued 0.25% convertible senior notes due October 1, 2022 ("2022 Notes") with a principal amount of $1.15 billion (together with the 2018 Notes and 2020 Notes, referred to as "the Notes"). The 2022 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 0.25% on April 1 and October 1 of each year. The 2022 Notes mature on October 1, 2022 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2022 Notes prior to maturity.
The terms of the Notes are governed by Indentures by and between us and Wells Fargo Bank, National Association, as Trustee ("the Indentures"). Upon conversion, holders of the Notes will receive cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election.
For the 2018 Notes, the initial conversion rate is 12.0075 shares of Class A common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $83.28 per share of Class A common stock, subject to adjustment. Prior to the close of business on March 14, 2018, the conversion is subject to the satisfaction of certain conditions as described below. For the 2020 Notes, the initial conversion rate is 12.2340 shares of Class A common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $81.74 per share of Class A common stock, subject to adjustment. Prior to the close of business on March 13, 2020, the conversion is subject to the satisfaction of certain conditions, as described below. For the 2022 Notes, the initial conversion rate is 6.7982 shares of Class A common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $147.10 per share of Class A common stock, subject to adjustment. Prior to the close of business on May 31, 2022, the conversion is subject to the satisfaction of certain conditions, as described below.

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
Holders of the Notes may convert all or a portion of their Notes prior to the close of business on March 14, 2018 for the 2018 Notes, March 13, 2020 for the 2020 Notes, and May 31, 2022 for the 2022 Notes in multiples of $1,000 principal amount, only under the following circumstances:

•
if the last reported sale price of Class A common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Notes on each applicable trading day. This circumstance is effective for the 2022 Notes during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2018;

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
In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification.
In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.4 million and $1 million for each of the three and nine month periods ended October 31, 2017 and 2016, respectively. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million and $0.5 million for each of the three and nine month periods ended October 31, 2017 and 2016, respectively. For the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million. Amortization expense for the liability issuance costs was $0.4 million for each of the three and nine month periods ended October 31, 2017.
The Notes, net consisted of the following (in thousands):

	October 31, 2017			January 31, 2017
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Principal amounts:
Principal	$350,000	$250,000	$1,150,000	$350,000	$250,000	$—
Unamortized debt discount	(12,070)	(29,488)	(218,134)	(24,380)	(36,820)	—
Net carrying amount before unamortized debt issuance costs	337,930	220,512	931,866	325,620	213,180	—
Unamortized debt issuance costs	(994)	(1,824)	(14,060)	(2,050)	(2,327)	—
Net carrying amount	$336,936	$218,688	$917,806	$323,570	$210,853	$—
Carrying amount of the equity component (1)	$74,892	$66,007	$219,702	$74,892	$66,007	$—

(1)
Included in the condensed consolidated balance sheets within Additional paid-in capital, net of $2 million, $2 million, and $4 million for the 2018 Notes, 2020 Notes, and 2022 Notes, respectively, in equity issuance costs.

As of October 31, 2017, the 2018 Notes have a remaining life of approximately 8 months and are classified as current on the condensed consolidated balance sheet. The 2020 Notes and the 2022 Notes have a remaining life of 32 months and 59 months, respectively, and are classified as non-current on the condensed consolidated balance sheet.

The effective interest rates of the liability components of the 2018 Notes, 2020 Notes, and 2022 Notes are 5.75%, 6.25%, and 4.60% respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended October 31,						Nine Months Ended October 31,
	2017			2016			2017			2016
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Contractual interest expense	$656	$938	$367	$656	$938	$—	$1,969	$2,813	$367	$1,969	$2,813	$—
Interest cost related to amortization of debt issuance costs	352	168	365	352	167	—	1,056	503	365	1,056	504	—
Interest cost related to amortization of the debt discount	4,162	2,482	5,042	3,930	2,333	—	12,310	7,332	5,042	11,622	6,889	—
We capitalized interest costs related to the Notes of $3 million and $1 million for the three months ended October 31, 2017 and 2016, respectively, and $6 million and $2 million for the nine months ended October 31, 2017 and 2016, respectively.
Notes Hedges
In connection with the issuance of the Notes, we entered into convertible note hedge transactions with respect to our Class A common stock ("Purchased Options"). The Purchased Options relating to the 2018 Notes give us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the Notes, approximately 4.2 million shares of our Class A common stock for $83.28 per share, exercisable upon conversion of the Notes. The Purchased Options relating to the 2020 Notes give us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the Notes, approximately 3.1 million shares of our Class A common stock for $81.74 per share, exercisable upon conversion of the Notes. The Purchased Options relating to the 2022 Notes give us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the Notes, approximately 7.8 million shares of our Class A common stock for $147.10 per share, exercisable upon conversion of the Notes. The Purchased Options will expire in 2018 for the 2018 Notes, in 2020 for the 2020 Notes, and in 2022 for the 2022 Notes, if not exercised earlier. The Purchased Options are intended to offset potential economic dilution to our Class A common stock upon any conversion of the Notes. The Purchased Options are separate transactions and are not part of the terms of the Notes.
We paid an aggregate amount of $144 million for the Purchased Options relating to the 2018 Notes and 2020 Notes, and $176 million for the Purchased Options relating to the 2022 Notes. The amount paid for the Purchased Options is included in Additional paid-in capital in the condensed consolidated balance sheets.
Warrants
In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants ("the Warrants") to acquire, subject to anti-dilution adjustments, up to approximately 4.2 million shares over 60 scheduled trading days beginning in October 2018, 3.1 million shares over 60 scheduled trading days beginning in October 2020, and 7.8 million shares over 60 scheduled trading days beginning in January 2023 of our Class A common stock at an exercise price of $107.96, $107.96, and $213.96 per share, respectively. If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share assuming that we are profitable. The Warrants are separate transactions, and are not part of the terms of the Notes or the Purchased Options.
We received aggregate proceeds of $93 million from the sale of the Warrants related to the 2018 Notes and the 2020 Notes, and $81 million from the sale of the Warrants related to the 2022 Notes. The proceeds from the sale of the Warrants are recorded in Additional paid-in capital in the condensed consolidated balance sheets.

Note 11. Commitments and Contingencies
Facility and Computing Infrastructure-related Commitments
We have entered into non-cancelable agreements for certain of our offices and data centers with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 17). Our operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage, as well as data center power capacity for certain data centers. We generally recognize these expenses on a straight-line basis over the period in which we benefit from the lease and we have accrued for rent expense incurred but not paid. Total rent expense was $21 million and $19 million for the three months ended October 31, 2017 and 2016, respectively, and $60 million and $53 million for the nine months ended October 31, 2017 and 2016, respectively.
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
Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, as of October 31, 2017, there was not at least a reasonable possibility that we had incurred or will incur a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 12. Common Stock and Stockholders’ Equity
Common Stock
As of October 31, 2017, there were 137 million shares of Class A common stock and 73 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan ("EIP") serves as the successor to our 2005 Stock Plan (together with the EIP, the "Stock Plans"). Pursuant to the terms of the EIP, the share reserve increased by 10 million shares in March 2017, and as of October 31, 2017, we had approximately 61 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares in March 2017. As of October 31, 2017, 7 million shares of Class A common stock were available for issuance under the ESPP.

Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the nine months ended October 31, 2017 is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance as of January 31, 2017	9,096,592	$4.34	$716
Stock options granted	—	—
Stock options exercised	(2,016,123)	4.60
Stock options canceled	(9,975)	7.77
Balance as of October 31, 2017	7,070,494	$4.26	$755
Vested and expected to vest as of October 31, 2017	7,070,356	$4.26	$755
Exercisable as of October 31, 2017	7,068,894	$4.26	$754
As of October 31, 2017, there was a total of $0.3 million in unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately three months.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units ("RSUs") to employees. RSUs generally vest over four years. A summary of information related to RSU activity during the nine months ended October 31, 2017 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2017	11,502,721	$78.45
RSUs granted	7,011,426	87.22
RSUs vested	(4,445,556)	78.02
RSUs forfeited	(807,255)	78.46
Balance as of October 31, 2017	13,261,336	$83.23
As of October 31, 2017, there was a total of $1.0 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-based Restricted Stock Units
During fiscal 2017, 0.3 million shares of performance-based restricted stock units ("PRSUs") were granted to all employees other than executive management and included both service conditions and performance conditions related to company-wide goals . These performance conditions were met and the PRSUs vested on March 15, 2017. During the nine months ended October 31, 2017, we recognized $6 million in compensation cost related to these PRSUs.
Additionally, during fiscal 2018, 0.4 million shares of PRSUs were granted to all employees other than executive management and included both service conditions and performance conditions related to company-wide goals. We expect to grant additional shares related to this program for employees hired in fiscal 2018. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2018 and if the individual employee continues to provide service through the vesting date of March 15, 2018. During the three and nine months ended October 31, 2017, we recognized $12 million and $18 million, respectively, in compensation cost related to these PRSUs, and there is a total of $19 million in unrecognized compensation cost which is expected to be recognized over a weighted-average period of approximately five months.
Note 13. Unearned Revenue and Performance Obligations
$421 million and $308 million of subscription services revenue was recognized during the three months ended October 31, 2017 and 2016, respectively, that was included in the unearned revenue balances at the beginning of the respective periods. $1.2 billion and $841 million of subscription services revenue was recognized during the nine months ended October 31, 2017 and 2016, respectively, that was included in the unearned revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.

Transaction Price Allocated to the Remaining Performance Obligations
As of October 31, 2017, approximately $4.5 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately two thirds of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of October 31, 2017 was not material.
Note 14. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Interest income	$6,394	$2,805	$15,474	$7,916
Interest expense (1)	(12,285)	(7,206)	(26,111)	(23,151)
Gain from sale of cost method investment	194	—	720	65
Impairment of cost method investment	(100)	—	(100)	(15,000)
Other income (expense)	2,055	1,296	5,550	34
Other income (expense), net	$(3,742)	$(3,105)	$(4,467)	$(30,136)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes, 2020 Notes and 2022 Notes and non-cash interest related to amortization of the debt discount and debt issuance costs, net of capitalized interest costs (see Note 10).

Note 15. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported a tax expense of $6 million and $2 million for the nine months ended October 31, 2017 and 2016, respectively. The income tax provision for the nine months ended October 31, 2017 was primarily attributable to state taxes and income tax expenses in profitable foreign jurisdictions. The income tax provision for the nine months ended October 31, 2016 was primarily attributable to $3 million in state taxes and income tax expenses in profitable foreign jurisdictions, partially offset by $1 million income tax benefits from the valuation allowance release related to certain acquired intangible assets from a business acquisition.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of October 31, 2017, we continue to maintain a full valuation allowance on our deferred tax assets except for certain jurisdictions.
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2017		2016		2017		2016
			* As Adjusted				* As Adjusted
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(55,592)	$(29,954)	$(68,192)	$(41,922)	$(149,179)	$(82,943)	$(181,470)	$(114,960)
Denominator:
Weighted-average common shares outstanding	135,941	73,247	123,534	75,945	132,851	73,864	120,658	76,435
Basic and diluted net loss per share	$(0.41)	$(0.41)	$(0.55)	$(0.55)	$(1.12)	$(1.12)	$(1.50)	$(1.50)

*	Adjusted to reflect adoption of ASU No. 2014-09, Revenue from Contracts with Customers. For further information, see Note 2.
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of October 31,
	2017	2016
Outstanding common stock options	7,070	9,694
Shares subject to repurchase	15	236
Unvested restricted stock awards, units, and PRSUs	13,680	12,761
Shares related to the convertible senior notes	15,079	7,261
Shares subject to warrants related to the issuance of convertible senior notes	15,079	7,261
Shares issuable pursuant to the ESPP	375	359
	51,298	37,572
Note 17. Related Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The average term of the agreements is 10 years and the total rent due under the agreements is $9 million for the fiscal year ended January 31, 2018, and $101 million in total. Rent expense under these agreements was $2 million for each of the three month periods ended October 31, 2017 and 2016, and $6 million for each of the nine month periods ended October 31, 2017 and 2016.

Note 18. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States, and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
United States	$439,794	$335,592	$1,242,431	$929,031
Other countries	115,595	77,930	318,139	205,825
Total	$555,389	$413,522	$1,560,570	$1,134,856

*	Adjusted to reflect adoption of ASU No. 2014-09, Revenue from Contracts with Customers. For further information, see Note 2.
No single country other than the United States had revenues greater than 10% of total revenues for the three and nine months ended October 31, 2017 and 2016. No customer individually accounted for more than 10% of our trade and other receivables, net as of October 31, 2017 or January 31, 2017.
Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth property and equipment by geographic area (in thousands):

	October 31, 2017	January 31, 2017
United States	$428,040	$321,442
Ireland	46,797	35,720
Other countries	12,397	8,715
Total	$487,234	$365,877

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
Our diverse customer base includes medium-sized and large, global companies. We have achieved significant growth in a relatively short period of time with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 7,900 and approximately 6,400 employees as of October 31, 2017 and 2016, respectively.

We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our application development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia, by investing in product development and customer support to address the business needs of local markets, increasing our sales and marketing organizations, acquiring, building and/or leasing additional office space, and expanding our ecosystem of service partners to support local deployments. We expect to make further significant investments in our data center infrastructure as we plan for future growth. We are also investing in personnel to service our growing customer base. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.
Since inception, we have invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional service partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday, will drive additional customer subscriptions and continued growth in revenues. Due to the expanding partner ecosystem, we expect that the rate of professional services revenue growth will decline over time and continue to be lower than subscription revenue growth.
Components of Results of Operations
Revenues
We primarily derive our revenues from subscription services and professional services. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include related customer support. Professional services fees include deployment services, optimization services, and training.
Subscription services revenues accounted for 83% of our total revenues during the three and nine months ended October 31, 2017 and represented 96% of our total unearned revenue as of October 31, 2017. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three and nine months ended October 31, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2017	2016	% Change	2017	2016	% Change
		*As Adjusted			*As Adjusted
Revenues:
Subscription services	$463,568	$337,910	37%	$1,297,831	$924,148	40%
Professional services	91,821	75,612	21%	262,739	210,708	25%
Total revenues	$555,389	$413,522	34%	$1,560,570	$1,134,856	38%

*	See Note 2 of the notes to condensed consolidated financial statements for a summary of adjustments.
Total revenues were $555 million for the three months ended October 31, 2017, compared to $414 million during the prior year period, an increase of $141 million, or 34%. Subscription services revenues were $464 million for the three months ended October 31, 2017, compared to $338 million for the prior year period, an increase of $126 million, or 37%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $92 million for the three months ended October 31, 2017, compared to $76 million for the prior year period, an increase of $16 million, or 21%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Total revenues were $1.6 billion for the nine months ended October 31, 2017, compared to $1.1 billion during the prior year period, an increase of $426 million, or 38%. Subscription services revenues were $1.3 billion for the nine months ended October 31, 2017, compared to $924 million for the prior year period, an increase of $374 million, or 40%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $263 million for the nine months ended October 31, 2017, compared to $211 million for the prior year period, an increase of $52 million, or 25%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Operating Expenses
GAAP operating expenses were $635 million for the three months ended October 31, 2017, compared to $519 million for the prior year period, an increase of $116 million, or 22%. The increase was primarily due to increases of $83 million in employee-related costs driven by higher headcount, $8 million in service contracts expense to expand data center capacity, $7 million in depreciation and amortization expense, and $6 million in facility and IT-related expenses.
GAAP operating expenses were $1.8 billion for the nine months ended October 31, 2017, compared to $1.4 billion for the prior year period, an increase of $0.4 billion, or 27%. The increase was primarily due to increases of $0.3 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to depreciation, amortization, service contracts to expand data center capacity, facilities and IT.

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
Non-GAAP operating expenses were $505 million for the three months ended October 31, 2017, compared to $406 million for the prior year period, an increase of $99 million, or 24%. The increase was primarily due to increases of $66 million in employee-related costs driven by higher headcount, $8 million in service contracts expense to expand data center capacity, $7 million in depreciation and amortization expense, and $6 million in facility and IT-related expenses.
Non-GAAP operating expenses were $1.4 billion for the nine months ended October 31, 2017, compared to $1.1 billion for the prior year period, an increase of $0.3 billion, or 26%. The increase was primarily due to increases of $0.2 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to service contracts to expand data center capacity, depreciation, amortization, facilities and IT.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended October 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$71,898	$(6,899)	$(2,468)	$62,531
Costs of professional services	91,657	(9,956)	(200)	81,501
Product development	239,588	(59,116)	(3,780)	176,692
Sales and marketing	176,121	(25,517)	(598)	150,006
General and administrative	56,184	(20,991)	(683)	34,510
Total costs and expenses	$635,448	$(122,479)	$(7,729)	$505,240

	Three Months Ended October 31, 2016
	GAAP Operating Expenses *As Adjusted	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
				*As Adjusted
Costs of subscription services	$54,645	$(5,472)	$(118)	$49,055
Costs of professional services	72,240	(7,436)	(171)	64,633
Product development	185,311	(45,968)	(5,792)	133,551
Sales and marketing	149,537	(22,597)	(661)	126,279
General and administrative	57,721	(24,982)	(713)	32,026
Total costs and expenses	$519,454	$(106,455)	$(7,455)	$405,544

	Nine Months Ended October 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$197,627	$(19,170)	$(3,222)	$175,235
Costs of professional services	260,834	(27,278)	(1,485)	232,071
Product development	657,130	(167,068)	(19,344)	470,718
Sales and marketing	503,782	(74,618)	(3,398)	425,766
General and administrative	163,085	(63,656)	(2,755)	96,674
Total costs and expenses	$1,782,458	$(351,790)	$(30,204)	$1,400,464

	Nine Months Ended October 31, 2016
	GAAP Operating Expenses *As Adjusted	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
				*As Adjusted
Costs of subscription services	$155,224	$(14,837)	$(570)	$139,817
Costs of professional services	198,140	(18,698)	(887)	178,555
Product development	488,975	(117,250)	(12,152)	359,573
Sales and marketing	412,055	(62,443)	(2,458)	347,154
General and administrative	144,609	(59,684)	(2,449)	82,476
Total costs and expenses	$1,399,003	$(272,912)	$(18,516)	$1,107,575

(1)
Share-based compensation expenses were $122 million and $106 million for the three months ended October 31, 2017 and 2016, respectively, and $352 million and $273 million for the nine months ended October 31, 2017 and 2016, respectively. The increase in share-based compensation expenses was primarily due to grants of RSUs to existing and new employees.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $3 million for each of the three month periods ended October 31, 2017 and 2016, respectively, and $16 million and $11 million for the nine months ended October 31, 2017 and 2016, respectively. In addition, other operating expenses included amortization of acquisition-related intangible assets of $4 million and $5 million for the three months ended October 31, 2017 and 2016, respectively, and $14 million and $8 million for the nine months ended October 31, 2017 and 2016, respectively.

(3)	See "Non-GAAP Financial Measures" below for further information.

*	See Note 2 of the notes to condensed consolidated financial statements for a summary of adjustments.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $72 million for the three months ended October 31, 2017, compared to $55 million for the prior year period, an increase of $17 million, or 31%. The increase was primarily due to increases of $7 million in depreciation expense related to our data centers, $6 million in employee-related costs driven by higher headcount, and $2 million in facility and IT-related expenses.
GAAP operating expenses in costs of subscription services were $198 million for the nine months ended October 31, 2017, compared to $155 million for the prior year period, an increase of $43 million or 28%. The increase was primarily due to increases of $16 million in depreciation expense related to our data centers, $16 million in employee-related costs driven by higher headcount, and $7 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of subscription services were $63 million for the three months ended October 31, 2017, compared to $49 million for the prior year period, an increase of $14 million, or 29%. The increase was primarily due to increases of $5 million in depreciation expense related to our data centers, $4 million in employee-related costs driven by higher headcount, and $2 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of subscription services were $175 million for the nine months ended October 31, 2017, compared to $140 million for the prior year period, an increase of $35 million, or 25%. The increase was primarily due to increases of $14 million in depreciation expense related to our data centers, $11 million in employee-related costs driven by higher headcount, and $7 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $92 million for the three months ended October 31, 2017, compared to $72 million for the prior year period, an increase of $20 million, or 28%. The increase was primarily due to additional costs of $16 million to staff our deployment and integration engagements and $2 million in facility and IT-related expenses
GAAP operating expenses in costs of professional services were $261 million for the nine months ended October 31, 2017, compared to $198 million for the prior year period, an increase of $63 million, or 32%. The increase was primarily due to additional costs of $52 million to staff our deployment and integration engagements and $5 million in facility and IT-related expenses.

Non-GAAP operating expenses in costs of professional services were $82 million for the three months ended October 31, 2017, compared to $65 million for the prior year period, an increase of $17 million, or 26%. The increase was primarily due to additional costs of $13 million to staff our deployment and integration engagements and $2 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of professional services were $232 million for the nine months ended October 31, 2017, compared to $179 million for the prior year period, an increase of $53 million, or 30%. The increase was primarily due to additional costs of $43 million to staff our deployment and integration engagements and $5 million in facility and IT-related expenses.
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
GAAP operating expenses in product development were $240 million for the three months ended October 31, 2017, compared to $185 million for the prior year period, an increase of $55 million, or 30%. The increase was primarily due to increases of $43 million in employee-related costs driven by higher headcount and $8 million in facility and IT-related expenses.
GAAP operating expenses in product development were $657 million for the nine months ended October 31, 2017, compared to $489 million for the prior year period, an increase of $168 million, or 34%. The increase was primarily due to increases of $131 million in employee-related costs driven by higher headcount and $22 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $177 million for the three months ended October 31, 2017, compared to $134 million for the prior year period, an increase of $43 million, or 32%. The increase was primarily due to increases of $29 million in employee-related costs driven by higher headcount and $8 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $471 million for the nine months ended October 31, 2017, compared to $360 million for the prior year period, an increase of $111 million, or 31%. The increase was primarily due to increases of $78 million in employee-related costs driven by higher headcount and $22 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and expand our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $176 million for the three months ended October 31, 2017, compared to $150 million for the prior year period, an increase of $26 million, or 17%. The increase was primarily due to increases of $18 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $5 million in advertising, marketing and event costs, and $3 million in facility and IT-related expenses.
GAAP operating expenses in sales and marketing were $504 million for the nine months ended October 31, 2017, compared to $412 million for the prior year period, an increase of $92 million, or 22%. The increase was primarily due to increases of $69 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $11 million in advertising, marketing and event costs, and $7 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $150 million for the three months ended October 31, 2017, compared to $126 million for the prior year period, an increase of $24 million, or 19%. The increase was primarily due to increases of $15 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $5 million in advertising, marketing and event costs, and $3 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $426 million for the nine months ended October 31, 2017, compared to $347 million for the prior year period, an increase of $79 million, or 23%. The increase was primarily due to increases of $56 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $11 million in advertising, marketing and event costs, and $7 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.

General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $56 million for the three months ended October 31, 2017, compared to $58 million for the prior year period, a decrease of $2 million, or 3%. The decrease was primarily due to a one-time acquisition expense of $6 million recorded in the third quarter of fiscal 2017 for which there was no corresponding amount in fiscal 2018, offset by $5 million in additional employee-related costs driven by higher headcount and $2 million in higher professional fees.
GAAP operating expenses in general and administrative were $163 million for the nine months ended October 31, 2017, compared to $145 million for the prior year period, an increase of $18 million, or 12%. The increase was primarily due to $20 million in additional employee-related costs driven by higher headcount and $5 million in higher professional fees, offset by a one-time acquisition expense of $6 million recorded in the third quarter of fiscal 2017.
Non-GAAP operating expenses in general and administrative were $35 million for the three months ended October 31, 2017, compared to $32 million for the prior year period, an increase of $3 million, or 9%. The increase was primarily due to $3 million in additional employee-related costs driven by higher headcount.
Non-GAAP operating expenses in general and administrative were $97 million for the nine months ended October 31, 2017, compared to $82 million for the prior year period, an increase of $15 million, or 18%. The increase was primarily due to $10 million in additional employee-related costs driven by higher headcount and $5 million in higher professional fees.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins improved from (26)% for the three months ended October 31, 2016 to (14)% for the three months ended October 31, 2017. The improvements in our GAAP operating margins in the three months ended October 31, 2017 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
GAAP operating margins improved from (23)% for the nine months ended October 31, 2016 to (14)% for the nine months ended October 31, 2017. The improvements in our GAAP operating margins in the nine months ended October 31, 2017 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
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
Non-GAAP operating margins improved from 2% for the three months ended October 31, 2016 to 9% for the three months ended October 31, 2017. The improvements in our non-GAAP operating margins in the three months ended October 31, 2017 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
Non-GAAP operating margins improved from 2% for the nine months ended October 31, 2016 to 10% for the nine months ended October 31, 2017. The improvements in our non-GAAP operating margins in the nine months ended October 31, 2017 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.

Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended October 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.4)%	22.1%	1.3%	9.0%

	Three Months Ended October 31, 2016
	GAAP Operating Expenses *As Adjusted	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
				*As Adjusted
Operating margin	(25.6)%	25.7%	1.8%	1.9%

	Nine Months Ended October 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.2)%	22.5%	2.0%	10.3%

	Nine Months Ended October 31, 2016
	GAAP Operating Expenses *As Adjusted	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
				*As Adjusted
Operating margin	(23.3)%	24.0%	1.7%	2.4%

(1)	See "Non-GAAP Financial Measures" below for further information.

*	See Note 2 of the notes to condensed consolidated financial statements for a summary of adjustments.
Other Income (Expense), Net
Other expense, net, increased $1 million for the three months ended October 31, 2017 as compared to the prior year period. The increase was primarily due to interest expense of $5 million related to the 0.25% convertible senior notes issued in the current fiscal quarter, offset by an increase in interest income of $4 million.
Other income, net increased $26 million for the nine months ended October 31, 2017 as compared to the prior year period. The increase was primarily a result of a $15 million impairment of a cost method investment recorded in the second quarter of fiscal 2017 for which there was no corresponding amount in fiscal 2018, and an increase in interest income of $8 million.
Liquidity and Capital Resources
As of October 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $3.2 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are comprised primarily of U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, money market funds, and certificates of deposit.
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

Our cash flows for the three and nine months ended October 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
Net cash provided by (used in):
Operating activities	$144,031	$71,556	$339,179	$240,895
Investing activities	(595,458)	(99,120)	(617,002)	(187,243)
Financing activities	1,039,314	4,926	1,073,765	34,273
Effect of exchange rate changes	(322)	(137)	261	357
Net increase (decrease) in cash, cash equivalents and restricted cash	$587,565	$(22,775)	$796,203	$88,282

*	See Note 2 of the notes to condensed consolidated financial statements for a summary of adjustments.
Operating Activities
Cash provided by operating activities was $144 million and $72 million for the three months ended October 31, 2017 and 2016, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Cash provided by operating activities was $339 million and $241 million for the nine months ended October 31, 2017 and 2016, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2017 was $595 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures for owned real estate projects, including construction of our new customer briefing and development center ("development center") of $28 million, capital expenditures for data center and office space projects of $36 million, and the purchase of cost method investments of $5 million. These payments were partially offset by proceeds of $33 million from the sale of available-for-sale securities.
Cash used in investing activities for the three months ended October 31, 2016 was $99 million, which was primarily the result of timing of purchase and maturities of marketable securities, a net cash outflow of $144 million related to an acquisition, the purchase of an office building and land in Pleasanton, California for $47 million, capital expenditures for owned real estate projects (including construction of our development center) of $13 million, and capital expenditures for data center and office space projects of $28 million. These payments were partially offset by proceeds of $63 million from the sale of available-for-sale securities.
Cash used in investing activities for the nine months ended October 31, 2017 was $617 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures for owned real estate projects (including construction of our development center) of $80 million, capital expenditures for data center and office space projects of $105 million, and the purchase of cost method investments of $11 million. These payments were partially offset by proceeds of $223 million from the sale of available-for-sale securities.
Cash used in investing activities for the nine months ended October 31, 2016 was $187 million, which was primarily the result of timing of purchase and maturities of marketable securities, a net cash outflow of $148 million related to acquisitions, purchases of office buildings and land in Pleasanton, California for $62 million, capital expenditures for owned real estate projects (including construction of our development center) of $23 million, and capital expenditures for data center and office space projects of $89 million. These payments were partially offset by proceeds of $92 million from the sale of available-for-sale securities.

We expect capital expenditures related to owned real estate projects, including construction of our development center, will be approximately $130 million for fiscal 2018. We expect capital expenditures, excluding owned real estate projects, will be approximately $160 million for fiscal 2018. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.
Financing Activities
Cash provided by financing activities for the three months ended October 31, 2017 was $1.0 billion, which was primarily due to the issuance of $1.15 billion principal amount of 0.25% convertible senior notes due October 1, 2022, net of issuance costs of $18 million, and the related sale of warrants for $81 million and purchase of note hedges for $176 million. For further information, see Note 10 of the notes to condensed consolidated financial statements. In addition, cash flows from financing activities included $2 million of proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities for the three months ended October 31, 2016 was $5 million, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities for the nine months ended October 31, 2017 was $1.1 billion, which was primarily due to the issuance of $1.15 billion principal amount of 0.25% convertible senior notes due October 1, 2022, net of issuance costs of $18 million, and the related sale of warrants for $81 million and purchase of note hedges for $176 million. For further information, see Note 10 of the notes to condensed consolidated financial statements. In addition, cash flows from financing activities included $37 million of proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities for the nine months ended October 31, 2016 was $34 million, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). See "Non-GAAP Financial Measures" below for further information.
Free cash flows improved by $64 million to $108 million for the three months ended October 31, 2017, compared to $44 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections, partially offset by increases in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount.
Free cash flows improved by $82 million to $234 million for the nine months ended October 31, 2017, compared to $152 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections, partially offset by increases in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount.
Reconciliations of Net cash provided by (used in) operating activities to free cash flows were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
		*As Adjusted		*As Adjusted
Net cash provided by (used in) operating activities	$144,031	$71,556	$339,179	$240,895
Capital expenditures, excluding owned real estate projects	(36,356)	(27,518)	(105,477)	(88,535)
Free cash flows	$107,675	$44,038	$233,702	$152,360

	Trailing Twelve Months Ended October 31,
	2017	2016
		*As Adjusted
Net cash provided by (used in) operating activities	$448,910	$339,386
Capital expenditures, excluding owned real estate projects	(137,755)	(130,520)
Free cash flows	$311,155	$208,866

*	See Note 2 of the notes to condensed consolidated financial statements for a summary of adjustments.

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

Free Cash Flows
We define free cash flows as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). Capital expenditures deducted from cash flows from operations do not include purchases of land and buildings, and construction costs of our new development center and of other owned buildings. We exclude these owned real estate projects as they are infrequent in nature. For the current fiscal year, these costs primarily represent the construction of our new development center, which is anticipated to be completed in fiscal 2020. We use free cash flows as a measure of financial progress in our business, as it balances operating results, cash management and capital efficiency. We believe information regarding free cash flows provides investors and others with an important perspective on the cash available to make strategic acquisitions and investments, to fund ongoing operations and to fund other capital expenditures.
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
See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three and nine months ended October 31, 2017 and 2016.
See Liquidity and Capital Resources—Free Cash Flows for a reconciliation from the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flow, for the three and nine months ended October 31, 2017 and 2016.
Contractual Obligations
Our contractual obligations primarily consist of our convertible senior notes, as well as obligations under leases for office space, co-location facilities for data center capacity and a computing infrastructure platform for business operations. As of October 31, 2017, the future non-cancelable minimum payments under operating leases and computing infrastructure agreements were $370 million. During the remainder of the year ended January 31, 2018, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with options to renew. We expect our future operating lease obligations will increase as we expand our operations.
We are not required to make principal payments under the Notes prior to maturity. If the Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $350 million in principal on July 15, 2018, $250 million in principal on July 15, 2020, and $1.15 billion in principal on October 1, 2022. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 10 of the notes to condensed consolidated financial statements.
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
Off-Balance Sheet Arrangements
Through October 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of October 31, 2017 and 2016, our most significant currency exposures were the Euro, British pound, Australian dollar and Canadian dollar.
We have a hedging program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations through the purchase of foreign currency exchange contracts. For further information, see Note 9 of the notes to condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $3.2 billion as of October 31, 2017, and $2.0 billion as of January 31, 2017. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, money market funds, and certificates of deposit. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $10 million and $9 million market value reduction in our investment portfolio as of October 31, 2017 and January 31, 2017, respectively. An immediate decrease of 100-basis points in interest rates would have increased the market value by $10 million and $8 million as of October 31, 2017 and January 31, 2017, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities before maturity.
Market Risk and Market Interest Risk
In June 2013, we issued $350 million of 0.75% convertible senior notes due July 15, 2018 ("2018 Notes") and $250 million of 1.50% convertible senior notes due July 15, 2020 ("2020 Notes"). In September 2017, we issued $1.15 billion of 0.25% convertible senior notes due October 1, 2022 ("2022 Notes" and together with the 2018 Notes and 2020 Notes, referred to as "the Notes"). Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the Notes will receive cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election.
Concurrently with the issuance of the Notes, we entered into separate note hedge and warrant transactions. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.
Our Notes have fixed annual interest rates at 0.75%, 1.50%, and 0.25%, and, therefore, we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The carrying values of our 2018 Notes, 2020 Notes, and 2022 Notes were $337 million, $219 million, and $918 million, respectively, as of October 31, 2017. These represent the liability component of the principal balance of our Notes as of October 31, 2017. The total estimated fair values of the 2018 Notes, 2020 Notes, and 2022 Notes at October 31, 2017 were $475 million, $367 million, and $1.2 billion, respectively. The fair values were determined based on the quoted bid prices of the Notes in an over-the-counter market as of the last day of trading for the three months ended at October 31, 2017, which were $135.78, $146.97, and $101.40, respectively. For further information, see Note 10 of the notes to condensed consolidated financial statements.

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
We host our applications and serve our customers from data centers located in Ashburn, Virginia; Atlanta, Georgia; Portland, Oregon; Dublin, Ireland; Amsterdam, the Netherlands; and Toronto, Canada. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired or ceases business, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
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
In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional or different self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our applications and adversely affect our business.
We have experienced rapid growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls or adequately address competitive challenges.
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount and operations. In particular, we grew from approximately 1,550 employees at the time of our initial public offering ("IPO") in October 2012 to approximately 7,900 employees as of October 31, 2017, and have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
Our corporate headquarters are located in Pleasanton, California and we have data centers located in Ashburn, Virginia; Atlanta, Georgia; Portland, Oregon; Dublin, Ireland; Amsterdam, the Netherlands; and Toronto, Canada. We also rely on AWS’s distributed computing infrastructure platform. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our operating results.
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

The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is challenging and costly. In the future, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the NASDAQ Global Select Market, the SEC, or other regulatory authorities, which could require additional financial and management resources. In addition, because we use Workday's financial management application, any problems that we experience with financial reporting and compliance could be negatively perceived by prospective or current customers, and negatively impact demand for our applications.
We may not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.
As of October 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2026 and 2018 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an "ownership change." A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of October 31, 2017, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 61 million shares of Class B common stock, 0.1 million shares of Class A common stock, and less than 0.1 million RSUs. As of October 31, 2017, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.1 million shares of Class A common stock. Of the Class B shares held by Mr. Bhusri, approximately 0.1 million shares are subject to time-based vesting. In addition, Mr. Bhusri holds exercisable options to acquire approximately 2 million shares of Class B common stock and 0.2 million RSUs which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2017. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
In June 2013, we completed an offering of $350 million of 2018 Notes, and we concurrently issued an additional $250 million of 2020 Notes. In September 2017, we completed an offering of $1.15 billion of 2022 Notes.
As a result of these convertible notes offerings, we incurred $350 million principal amount of indebtedness, which we may be required to pay at maturity in 2018, $250 million principal amount of indebtedness, which we may be required to pay at maturity in 2020, and $1.15 billion principal amount of indebtedness, which we may be required to pay at maturity in 2022, or upon the occurrence of a fundamental change (as defined in the applicable indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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
Exercise of the warrants associated with our 2018 Notes, 2020 Notes, or 2022 Notes may affect the price of our Class A common stock.
In connection with our offering of the 2018 Notes, we sold warrants to acquire up to approximately 4.2 million shares of our Class A common stock at an initial strike price of $107.96, which become exercisable beginning on October 15, 2018. In connection with our offering of the 2020 Notes, we sold warrants to acquire up to approximately 3.1 million shares of our Class A common stock at an initial strike price of $107.96, which become exercisable beginning on October 15, 2020. In connection with our offering of the 2022 Notes, we sold warrants to acquire up to approximately 7.8 million shares of our Class A common stock at an initial strike price of $213.96, which become exercisable beginning on January 1, 2023. The warrants may be settled in shares or in cash. The exercise of the warrants could have a dilutive effect if the market price per share of our Class A common stock exceeds the strike price of the warrants. The counterparties to the warrant transactions and note hedge transactions relating to the Notes are likely to enter into or unwind various derivative instruments with respect to our Class A common stock or purchase or sell shares of our Class A common stock or other securities linked to or referencing our Class A common stock in secondary market transactions prior to the respective maturity of the Notes. These activities could adversely affect the trading price of our Class A common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Information relating to the issuance of the 2022 Notes was provided in Current Report on Form 8-K dated September 15, 2017.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.1	Indenture dated September 15, 2017 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	September 15, 2017	4.1
10.1	Form of Convertible Bond Hedge Confirmation	8-K	001-35680	September 15, 2017	99.1
10.2	Form of Warrant Confirmation	8-K	001-35680	September 15, 2017	99.2
10.3	Form of Additional Convertible Bond Hedge Confirmation	8-K	001-35680	September 15, 2017	99.3
10.4	Form of Additional Warrant Confirmation	8-K	001-35680	September 15, 2017	99.4
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 30, 2017

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.1	Indenture dated September 15, 2017 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	September 15, 2017	4.1
10.1	Form of Convertible Bond Hedge Confirmation	8-K	001-35680	September 15, 2017	99.1
10.2	Form of Warrant Confirmation	8-K	001-35680	September 15, 2017	99.2
10.3	Form of Additional Convertible Bond Hedge Confirmation	8-K	001-35680	September 15, 2017	99.3
10.4	Form of Additional Warrant Confirmation	8-K	001-35680	September 15, 2017	99.4
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X