Form 10-K
period 2018-01-31
Workday, Inc.
filed 2018-03-14
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                     to
Commission File Number 001-35680

Workday, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-2480422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6230 Stoneridge Mall Road Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)
(925) 951-9000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.001	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act:
None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the Registrant as of July 31, 2017 (based on a closing price of $102.11 per share) held by non-affiliates was approximately $13.8 billion. As of February 28, 2018, there were approximately 212 million shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2018. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended January 31, 2018.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "seek," "plan," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the "Risk Factors" section. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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
Our fiscal year ends on January 31. References to fiscal 2018, for example, refer to the year ended January 31, 2018.
ITEM 1. BUSINESS
Overview
Workday is a leading provider of enterprise cloud applications for finance and human resources. Founded in 2005, Workday delivers financial management, human capital management, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. Organizations ranging from medium-sized businesses to Fortune 50 enterprises have selected Workday. We achieved this leadership position through our innovative and adaptable technology, and commitment to customer satisfaction.
Organizations today operate in environments that are highly complex and changing at an increasing rate. Managers and employees must quickly synthesize vast amounts of information and react to rapid changes in global business and regulatory environments. To be successful, they need highly functional and flexible software that enables informed decision-making about the enterprise-wide allocation of their resources. Additionally, managers and employees expect to interact with enterprise systems in an open, intuitive, and collaborative way, including real-time access through a wide range of mobile and computing devices.
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
Since Workday is delivered in the cloud, organizations can embrace change in their operating environments with support for new regulatory requirements, increased performance, and enhancement of the user experience that we deliver through our rapid innovation cycle of frequent functionality-rich feature releases. We deliver continuous innovation with major feature releases delivered two times per year, in addition to weekly updates where smaller sets of features are delivered to customers with minimal downtime disruption. When the new feature releases are delivered, the prior version is fully replaced. As a result, all Workday customers are on the same version at all times. Feature releases are not subject to an additional fee. Workday customers benefit from the most current technologies without the burden of large upgrade costs typically associated with traditional on-premise software.

We deliver our cloud applications using an innovative technology foundation that leverages the most recent advances in cloud computing and data management and allows us to deliver applications that are highly functional, flexible, and fast. Our use of a multi-tenant architecture in which customers are on the same version of our software enables innovations to be deployed quickly. In addition, we use objects to represent real-world entities such as employees, benefits, budgets, charts of accounts, and organizations, combining business logic and data in one place and creating actionable analytics that are part of our core transactional systems of record. Our use of in memory data management allows rapid and efficient delivery of embedded business intelligence. Workday leverages advanced data science and machine learning in our applications to help customers make smarter financial and workforce decisions. We also provide open, standards-based web-services application programming interfaces and pre-built packaged integrations and connectors. This approach substantially reduces the need for our customers to buy and support a broad range of IT infrastructure, significantly reducing costs and complexity.
Our Products
Workday Financial Management
Workday Financial Management is a comprehensive, unified application built on a single, global core with a full range of financial capabilities, relevant analytics and metrics, and fully auditable process management built to help manage financial processes for global organizations.
Workday Financial Management provides the core finance functions (general ledger, accounting, accounts payable, accounts receivable, cash management, asset management, employee expense management, revenue management, projects, procurement, inventory, and grants management). It also supports built-in financial, operational, and management reporting and analysis in real time without the use of complex and expensive bolt-on business intelligence systems.
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
Other Products
Workday offers a variety of other products that complement and are unified with Workday Financial Management and Workday HCM.
Workday Financial Performance Management is a solution that enables organizations to perform financial consolidation, reporting, analysis, and planning without having to replace their underlying general ledgers or accounting systems of record.
Workday Learning combines the capabilities of an enterprise-grade learning system with modern social content sharing and curation in one platform.
Workday Payroll is designed to address the full spectrum of enterprise payroll needs and provides control, accuracy, and flexibility, with native payroll offerings in the U.S., Canada, the United Kingdom ("UK"), and France, as well as a global payroll cloud partner program to support additional customer needs.
Workday Planning offers the ability to create, collaborate, and take action on financial and workforce plans in a single, intuitive, and secure system.
Workday Time Tracking, our time and attendance application, is designed to automate workforce management processes and thereby reduce costs and compliance risks.
Workday Recruiting supports the needs of candidates, hiring managers, the interview team, and recruiters.
Workday Prism Analytics enables customers to bring together any data, including Workday data and data from any outside source, with leading-edge analytics tools for enriched financial and people analytics to make better business decisions.
Workday Professional Services Automation supports the complete billable projects lifecycle, including project and resource management, time and expense tracking, project billing, revenue recognition, financial reporting, and analytics within a single, unified solution.

Workday Student is a student and faculty lifecycle information system to help colleges and universities advance their institutions and enable student success. The Workday Student application suite includes: Academic Foundation, Student Recruiting, Student Admissions, Curriculum Management, Student Records, Academic Advising, Financial Aid, Student Financials, and Student Recruiting.
Workday Data-as-a-Service ("DaaS") is a cloud service that provides valuable data to customers to enable more informed decision-making. The first service delivered on the DaaS offering, Workday Benchmarking, provides key metrics to customers seeking a better understanding of their company's relative performance in comparison to peers to help achieve optimal performance in their respective markets.
Customers
We currently have more than 2,100 customers, with a focus on medium-sized and large, global organizations. We define a customer as a separate and distinct buying entity, such as a company, an educational or government institution, or a distinct business unit of a large organization, which has entered into a master subscription agreement with us to access our cloud applications, including customers that are in the process of deploying our applications. While a single customer may have multiple organizations, operating segments, or locations, we only include the customer once for this metric.
Our current customer base spans numerous industry categories, including technology, financial services, business and professional services, healthcare and life sciences, manufacturing, retail and hospitality, education, government, and non-profit. No individual customer represented more than 10% of our revenues during fiscal 2018.
We have built a company culture centered around our customers’ success and satisfaction. We have developed several programs designed to provide customers with service options to enhance their experience with our applications. These services include 24x7 support; a professional services ecosystem that consists of our Workday consulting teams and system integrators that are trained on our applications; a Customer Success Management group to assist customers in production; and an online community to facilitate collaboration among customers and with the Workday product development teams.
Employees
As of January 31, 2018, we had approximately 8,200 employees. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
Backlog
Backlog, which is equivalent to our remaining performance obligations, represents our total contractual commitments for which services will be performed. Backlog generally increases with bookings and generally converts into revenue as contractual commitments are fulfilled. For further information, see Note 14 of the notes to consolidated financial statements.
Sales and Marketing
We sell the Workday Service through our direct sales organization, that is comprised of field sales and field sales support personnel. Workday’s field sales team is aligned by geography, industry, and/or prospect size.
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
Product Development
Our ability to compete depends in large part on our continuous commitment to product development and our ability to rapidly introduce new products, technologies, features, and functionality. Our product development organization is responsible for the design, development, testing, and certification of our products. We focus our efforts on developing new products and core technologies and further enhancing the usability, functionality, reliability, performance, and flexibility of existing products.
Product development expenses were $911 million, $681 million, and $470 million for fiscal 2018, 2017, and 2016, respectively.

Competition
The overall market for enterprise application software is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs, and frequent introductions of new products. We currently compete with large, well-established, enterprise application software vendors, such as SAP SE ("SAP") and Oracle Corporation ("Oracle"). SAP and Oracle are established enterprise software companies that have greater name recognition, much longer operating histories, and significantly greater financial, technical, sales, marketing, and other resources than we have and are able to provide a broader scope of business applications than our current suite of applications. We also face competition from other enterprise software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include The Ultimate Software Group, Inc., Automatic Data Processing, Inc., Infor Global Solutions, and Ceridian, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only one or a portion of our applications. In addition, other cloud companies that provide services in different markets may develop solutions in our target markets, and some potential customers may elect to develop their own internal solutions. However, the domain expertise that is required for a successful solution in the areas of financial management, HCM, and analytics may inhibit new entrants that are unable to invest the necessary capital to accurately reflect global requirements and regulations. We expect continued consolidation in our industry that could lead to significantly increased competition.
We believe the principal competitive factors in our market include the following:

•	level of customer satisfaction;

•	ease of deployment and use of applications;

•	breadth and depth of application functionality;

•	total cost of ownership;

•	brand awareness and reputation;

•	adaptive technology platform;

•	capability for configuration, integration, security, scalability, and reliability of applications;

•	operational excellence to ensure system availability, scalability, and performance;

•	ability to innovate and respond to customer needs rapidly;

•	domain expertise on financial, HR, and payroll regulations;

•	size of customer base and level of user adoption;

•	customer confidence in financial stability and future viability; and

•	ability to integrate with legacy enterprise infrastructures and third-party applications.
We believe that we compete favorably on the basis of these factors. Our ability to remain competitive will largely depend on our ongoing performance in the areas of product development and customer support.
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We require our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation, and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights, and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.
Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our applications. Policing unauthorized use of our technology and intellectual property rights is difficult.
We expect that software and other applications in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of applications in different industry segments overlaps. Any of these third parties may make a claim of infringement against us at any time.
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

Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended, ("the Exchange Act"). The public may obtain these filings at the Securities and Exchange Commission ("SEC")’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Workday and other companies that file materials with the SEC electronically. Copies of Workday’s reports on Form 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our internet website, http://www.workday.com/company/investor_relations/sec_filings.php.
Workday uses its blogs.workday.com website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD.
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
Risk Factors Related to Our Business
If our security measures are breached or unauthorized access to customer data is otherwise obtained, our applications may be perceived as not being secure, customers may reduce the use of or stop using our applications, and we may incur significant liabilities.
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding their employees, customers, and suppliers, as well as their finance and payroll data. As a result, unauthorized access or use of this data could result in the loss or destruction of information, litigation, indemnity obligations, and other liabilities. We devote significant financial and personnel resources to implement and maintain security measures. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, if these measures are compromised as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to or use of our customers’ data, our reputation could be damaged, our business may suffer, and we could incur significant liabilities, as well as incur significant costs to remediate any incidents. Cyber security challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, are often targeted at companies such as ours, and may take a variety of forms ranging from individual and groups of hackers to sophisticated organizations. Key cyber security risks range from viruses, worms, and other malicious software programs to "mega breaches" targeted against cloud services and other hosted software, any of which can result in disclosure of confidential information and intellectual property, defective products, production downtimes, supply shortages, and compromised data. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, or result in lawsuits, regulatory fines, or other action or liabilities, which could adversely affect our operating results.
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

In addition, we rely upon third-party hosted infrastructure partners, including Amazon Web Services ("AWS"), to serve customers and operate certain aspects of our services, such as environments for development testing, training, and sales demonstrations, as well as others. Given this, any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.
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
Furthermore, our financial management application is essential to Workday's and our customers’ financial projections, reporting, and compliance programs, particularly customers who are public reporting companies. Any interruption in our service may affect the availability, accuracy or timeliness of such projections, reporting and compliance programs and as a result could damage our reputation, cause our customers to terminate their use of our applications, require us to issue refunds for prepaid and unused subscription services, require us to indemnify our customers against certain losses, and prevent us from gaining additional business from current or future customers, as well as impact our ability to accurately and timely meet our reporting and other compliance obligations.
If we fail to manage our technical operations infrastructure, or experience service outages or delays in the deployment of our applications, we may be subject to liabilities and our reputation and operating results may be adversely affected.
We have experienced significant growth in the number of users, transactions, and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers, as well as our own needs, and to ensure that our services and solutions are accessible within an acceptable load time. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, updates, the evolution of our applications, and to reduce infrastructure latency associated with dispersed geographic locations. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages. If our operations infrastructure fails to scale, customers may experience delays as we seek to obtain additional capacity.
We have experienced, and may in the future experience, system disruptions, outages, and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our customer agreements typically provide service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications, we may be contractually obligated to issue service credits or refunds to customers for prepaid and unused subscription services, or we could face contract terminations. Any extended service outages could result in customer losses, and adversely affect our reputation, revenues, and operating results.
Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our applications and adversely affect our business.
Our customers can use our applications to collect, use, and store personal or identifying information regarding their employees, customers, and suppliers. National and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing, and disclosure of personal information obtained from consumers and individuals, which could impact our ability to offer our services in certain jurisdictions or our customers' ability to deploy our solutions globally. Privacy-related laws are particularly stringent in Europe. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if Workday employees fail to adhere to adequate data protection practices around the usage of our customers' personal data, it may damage our reputation and brand.

Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Workday and our customers. In 2016, the European Union ("EU") and United States agreed to a framework for data transferred from the EU to the United States, called the Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, in 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation ("GDPR"), which becomes effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue.
The costs of compliance with, and other burdens imposed by, privacy laws and regulations that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use, and transmit demographic and personal information of their employees, customers, and suppliers, which could limit the use, effectiveness, and adoption of our applications and reduce overall demand. In addition, the other bases on which we and our customers rely for the transfer of data, such as model contracts, continue to be subjected to regulatory and judicial scrutiny. In 2017, another legal challenge to the validity of the EU Standard Contractual Clauses (a data transfer mechanism) was referred to the Court of Justice of the EU for review. If we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our applications, require us to restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness, or use of our applications.
In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our applications and adversely affect our business.
We have experienced rapid growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 1,550 employees at the time of our initial public offering ("IPO") in October 2012 to approximately 8,200 employees as of January 31, 2018, and have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
To execute our growth plan, we must attract and retain highly qualified personnel, and our managers must be successful in hiring employees who share our values and have the competencies to succeed at Workday. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services, and for senior sales executives. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and may not be able to fill positions in desired geographic areas or at all.

Many of the companies with which we compete for experienced personnel have greater resources than we have and some of these companies may offer more lucrative compensation packages. Particularly in the San Francisco Bay Area, job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Job candidates may also be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have a chilling effect on hiring and result in a diversion of our time and resources. Additionally, laws and regulations, such as restrictive immigration laws, and increasing restrictions on travel or availability of visas, may limit our ability to recruit internationally. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.
If we cannot maintain our corporate culture, we could lose the innovation, teamwork, and passion that we believe contribute to our success, and our business may be harmed.
We believe that a critical component of our success has been our corporate culture, as reflected in our core values: employees, customer service, innovation, integrity, fun, and profitability. We have invested substantial time and resources in building our team. As we continue to grow, both organically and through acquisitions of employee teams, and develop the infrastructure associated with being a more mature public company, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
The markets for financial management and HCM applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are SAP and Oracle, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours, and prefer to maintain their existing relationships with competitors. SAP and Oracle are larger and have greater name recognition, much longer operating histories, larger marketing budgets, and significantly greater resources than we do. These vendors, as well as other competitors, could offer financial management and HCM applications on a standalone basis at a low price or bundled as part of a larger sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances and organic development. We also face competition from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing, Inc., Infor Global Solutions, and Ceridian, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only one or a portion of our applications. In addition, other companies that provide cloud applications in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.
Many of our competitors are able to devote greater resources to the development, promotion, and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, system integrators, and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. If our competitors’ products, services, or technologies become more accepted than our products, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

If the market for enterprise cloud computing grows more slowly than in recent years, our business could be adversely affected.
Our success will depend to a substantial extent on the continued growth of cloud computing in general, and of financial management and HCM services in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to cloud computing. It is difficult to predict customer adoption rates and demand for our applications, the future growth rate and size of the cloud computing market, or the entry of competitive applications. The continued expansion of the cloud computing market depends on a number of factors, including the cost, performance, and perceived value associated with cloud computing, as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside of the United States. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery, or other problems, the market for cloud computing applications as a whole, including our applications, may be negatively affected. If there is a reduction in demand for cloud computing caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security, or privacy concerns, competing technologies and applications, decreases in corporate spending, or otherwise, it could result in decreased revenues or growth rates and our business could be adversely affected.
If we are not able to provide successful enhancements, new features and modifications, our business could be adversely affected.
If we are unable to provide enhancements and new features for our existing applications or new applications that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to improve their utility to larger customers with complex, dynamic, and global operations. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance, as well as access to the technologies required to build and improve our applications, such as the datasets required to train our machine learning models. Failure in this regard may significantly impair our revenue growth by negatively impacting customer renewal rates or result in an inability to attract new customers. In addition, because our applications are designed to operate on a variety of systems, we will need to continuously modify and enhance our applications to keep pace with changes in Internet-related hardware, iOS, Android, and other mobile-related technologies and other software, communication, browser, and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. We must also appropriately balance the application capability demands of our current customers with the capabilities required to address the broader market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our product development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction, and adversely affect our business.
Our applications must integrate with or incorporate a variety of third-party technologies, and if we are unable to ensure that our solutions integrate with or incorporate such technologies, demand for our applications and our operating results could be adversely affected.
Our applications must integrate with or incorporate a variety of technologies and we must continuously modify and enhance our applications to adapt to changes in operating systems, hardware, software, communication, browser, and database technologies. Any failure of our solutions to operate effectively with future technologies or our failure to respond to changes in a timely and effective manner could reduce the demand for our applications, result in customer dissatisfaction, and harm our operating results and business.
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

Because of the large amount of data that we collect and process, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability or performance of our applications could be adversely affected by a number of factors, including customers’ inability to access the Internet, the failure of our network or software systems, security breaches, or variability in user traffic for our services. For example, our customers access our applications through their Internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ access to our applications, which could adversely affect their perception of our applications’ reliability and our revenues. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain of these events. In addition to potential liability, if we experience interruptions in the availability of our applications, our reputation could be adversely affected and we could lose customers.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Catastrophic events may disrupt our business.
Our corporate headquarters are located in Pleasanton, California and we have data centers located in Ashburn, Virginia; Atlanta, Georgia; Portland, Oregon; Dublin, Ireland; Amsterdam, the Netherlands; and Toronto, Canada. We also rely on AWS’s distributed computing infrastructure platform. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could have an adverse effect on our operating results.
Because we sell applications to manage complex operating environments of large customers, we encounter long sales cycles, which could adversely affect our operating results in a given period.
Our ability to increase revenues and achieve and maintain profitability depends, in large part, on widespread acceptance of our applications by large businesses and other organizations. Sales efforts targeted at these large customers involve greater costs, longer sales cycles, and less predictability in completing some of our sales. Our customers’ deployment timeframes vary based on many factors including the number and type of applications being deployed, the complexity and scale of the customers’ businesses, the configuration requirements, the number of integrations with other systems, and other factors, many of which are beyond our control. In the large enterprise market, the customer’s decision to use our applications may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. In addition, our target customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors. Our typical sales cycles are six to twelve months, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period.
The loss of one or more of our key customers, or a failure to renew our subscription agreements with one or more of our key customers, could negatively affect our ability to market our applications.
We rely on our reputation and recommendations from key customers in order to promote subscriptions to our applications. The loss of, or failure to renew by, any of our key customers could have a significant impact on our revenues, reputation, and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

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
Our customers depend on our support organization to provision the environments used by our customers and to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our applications to existing and prospective customers, and our business, operating results, and financial position.
Sales to customers outside the United States or with international operations expose us to risks inherent in global operations.
A key element of our growth strategy is to develop a worldwide customer base. Operating globally requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Our international expansion efforts may not be successful in creating demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the markets we enter. In addition, we will face risks in doing business on a global scale that could adversely affect our business, including:

•
the need to localize and adapt our applications for specific countries, including translation into foreign languages, localization of contracts for different legal jurisdictions, and associated expenses;

•	the need for a go-to-market strategy that aligns application management efforts and the development of supporting infrastructure;

•	stricter data privacy laws including requirements that customer data be stored and processed in a designated territory and obligations on us as a data processor;

•	difficulties in appropriately staffing and managing foreign operations and providing appropriate compensation for local markets;

•	difficulties in leveraging executive presence and company culture globally;

•	different pricing environments, longer sales cycles, and longer trade receivables payment cycles, and collections issues;

•	new and different sources of competition;

•	potentially weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights;

•	laws, customs, and business practices favoring local competitors;

•
restrictive governmental actions focused on cross-border trade, such as import and export restrictions, duties, quotas, tariffs, trade disputes and barriers or sanctions that may prevent us from offering certain portions of our products or services to a particular market, may increase our operating costs, or may subject us to monetary fines or penalties in case of unintentional noncompliance due to factors beyond our control;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-corruption laws including the Foreign Corrupt Practices Act;

•	the effects of currency fluctuations on our revenues and customer demand for our services;

•	adverse tax consequences and tax rulings; and

•	unstable economic and political conditions.

Any of the above factors may negatively impact our ability to sell our applications and offer services globally, reduce our competitive position in foreign markets, increase our costs of global operations, and reduce demand for our applications and services from global customers. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time, an increasing portion of our sales contracts outside the U.S. may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We have a hedging program but we cannot ensure that this hedging program will be effective and we will continue to have risk of exchange rate fluctuations.
We have acquired, and may in the future acquire, other companies, employee teams, or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.
We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel, or otherwise offer growth opportunities. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
We have limited experience in acquisitions. We may not be able to integrate acquired personnel, operations, and technologies successfully, or effectively manage the combined operations following the acquisition. We also may not achieve the anticipated benefits from the acquisitions due to a number of factors, including:

•	inability to integrate or benefit from acquisitions in a profitable manner;

•	acquisition-related costs or liabilities, some of which may be unanticipated;

•	difficulty integrating the intellectual property, technology infrastructure, and operations of the acquired business;

•	difficulty integrating and retaining the personnel of the acquired business;

•	difficulties and additional expenses associated with synchronizing product offerings, customer relationships, and contract portfolio terms and conditions between Workday and the acquired business;

•	adverse effects on our existing business relationships with business partners and customers as a result of the acquisition;

•	difficulty predicting and controlling the effect of integrating multiple acquisitions concurrently;

•	lack of experience in new markets, products, or technologies;

•	diversion of management’s attention from other business concerns;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.
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
Acquisitions could also result in dilutive issuances of equity securities or the issuance of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer.
In addition, from time to time we invest in private growth stage companies for strategic reasons and to support key business initiatives, and may not realize a return on these investments. All of our venture investments are subject to a risk of partial or total loss of investment capital.
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
Our quarterly results of operations, including the levels of our revenues, gross margin, operating margin, profitability, cash flow, unearned revenue, and remaining subscription revenue performance obligations, which we also refer to as backlog, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•	our ability to attract new customers;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	customer renewal rates;

•	the timing of operating expenses and recognition of revenues;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;

•	network outages or security breaches;

•	general economic and market conditions;

•	increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

•	the mix of applications sold during a period;

•	seasonal variations in sales of our applications, which have historically been highest in our fiscal fourth quarter;

•	the timing and success of new application and service introductions by us or our competitors;

•	changes in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;

•	changes in laws and regulations that impact our business; and

•	the timing of expenses related to acquisitions and potential future charges for impairment of goodwill.

Because we recognize subscription services revenues over the term of the contract, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription services revenues from customers when control of the promised services is transferred, which typically occurs over a period of three years or longer. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscription contracts in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals, may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription revenues from new customers generally are recognized over the applicable subscription term.
Our ability to predict the rate of customer subscription renewals or adoptions, and the impact these renewals and adoptions will have on our revenues or operating results, is limited.
As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, large customers, which are the focus of our sales efforts, may demand greater price concessions. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenues, gross margin, profitability, financial position, and cash flow.
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
Our future success also depends in part on our ability to sell additional products to our current customers. This may require increasingly costly sales efforts that are targeted at senior management. If these efforts are not successful, our business may suffer.
Failure to adequately expand and optimize our direct sales force will impede our growth.
We will need to continue to expand and optimize our sales infrastructure, both domestically and internationally, in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense and attention. It can take significant time before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop, and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
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
In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as deployment partners, technology and content providers, and other key suppliers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services, or in negotiating better rates or terms with key suppliers. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers.

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
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or Europe and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties, such as rising interest rates and increased inflation, may affect one or more of the sectors or countries in which we sell our applications. Alternatively, a strong dollar could reduce demand for our applications and services in countries with relatively weaker currencies.
The vote of the UK to leave the EU, known as Brexit, has created substantial economic and political uncertainty, the impact of which depends on the terms of the UK's withdrawal from the EU, which may not be determined for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending, and may ultimately result in new regulatory and cost challenges to our UK and global operations. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
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
We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could seriously adversely affect our brand and our business.
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
Some of our applications include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our applications. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be impacted by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated, and could negatively affect our business.
We employ third-party licensed software for use in or with our applications, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.
Our applications incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. In addition, integration of the software used in our applications with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our applications depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications, and injure our reputation.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our applications, and could have a negative impact on our business.
Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations relating to Internet usage. Changes in these laws or regulations could require us to modify our applications in order to comply with these laws or regulations. In addition, government agencies or private organizations may begin to impose taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications, or negatively impact demand for Internet-based applications such as ours.
In addition, businesses could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. Businesses have been adversely affected by "viruses," "worms," and similar malicious programs and have experienced a variety of outages and other delays as a result of damage to Internet infrastructure. These issues could negatively impact demand for our cloud-based applications.
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

The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is challenging and costly. In the future, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the Financial Industry Regulatory Authority, the SEC, or other regulatory authorities, which could require additional financial and management resources. In addition, because we use Workday's financial management application, any problems that we experience with financial reporting and compliance could be negatively perceived by prospective or current customers, and negatively impact demand for our applications.
We may not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.
As of January 31, 2018, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2026 and 2019 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an "ownership change." A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our services and adversely impact our business.
We operate and are subject to taxes in the United States and numerous other jurisdictions throughout the world. Changes to federal, state, local, or international tax laws on income, sales, use, indirect or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations are currently being considered by the United States and other countries where we do business. These contemplated legislative initiatives include, but are not limited to, changes to transfer pricing policies and definitional changes to permanent establishment could be applied solely or disproportionately to services provided over the Internet. These contemplated tax initiatives, if finalized and adopted by countries, may ultimately impact our effective tax rate and could adversely affect our sales activity resulting in a negative impact on our operating results and cash flows.
In addition, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us to pay additional tax amounts, and fines or penalties and interest for past amounts. Existing tax laws, statutes, rules, regulations, or ordinances could also be interpreted, changed, modified, or applied adversely to our customers (possibly with retroactive effect), which could require our customers to pay additional tax amounts with respect to services we have provided, and fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows. If our customers must pay additional fines or penalties, it could adversely affect demand for our services.
The 2017 Tax Cuts and Jobs Act ("the Tax Act") was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As additional regulatory guidance is issued by the applicable taxing authorities and as accounting treatment is clarified, we will perform additional analysis on the application of the law, and refine estimates in calculating the effect which may produce different results and will be reflected in the period the analysis is completed.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.

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
As of January 31, 2018, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 59 million shares of Class B common stock, 0.1 million shares of Class A common stock, and less than 0.1 million restricted stock units ("RSUs"). As of January 31, 2018, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire approximately 2 million shares of Class B common stock and 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors, and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of January 31, 2018. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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

•
guidance as to our operating results that we provide to the public, differences between our guidance and market expectations, our failure to meet our guidance, or changes in recommendations by securities analysts that follow our securities;

•	announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances, or significant agreements by us or by our competitors;

•	disruptions in our services due to computer hardware, software, or network problems;

•	announcements of customer additions and customer cancellations or delays in customer purchases;

•	recruitment or departure of key personnel;

•	the economy as a whole, market conditions in our industry, and the industries of our customers;

•	trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;

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
In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018 ("2018 Notes"), and we concurrently issued an additional $250 million of 1.50% convertible senior notes due July 15, 2020 ("2020 Notes"). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 ("2022 Notes" and together with the 2018 Notes and 2020 Notes, referred to as "the Notes").
As a result of these convertible notes offerings, we incurred $350 million principal amount of indebtedness, which we may be required to pay at maturity in 2018, $250 million principal amount of indebtedness, which we may be required to pay at maturity in 2020, and $1.15 billion principal amount of indebtedness, which we may be required to pay at maturity in 2022, or upon the occurrence of a fundamental change (as defined in the applicable indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements, or other purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes; and

•	limit our flexibility in planning for and reacting to changes in our business.

Exercise of the warrants associated with the Notes may affect the price of our Class A common stock.
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
These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could depress the market price of our securities.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters, which includes operations and product development facilities, is located in Pleasanton, California. It consists of approximately 715,000 square feet of leased facilities, 267,000 square feet of owned facilities, and a 6.9 acre parcel of leased land. The land lease will expire in 2108.
407,000 square feet of our leased facilities in Pleasanton, California are owned by an affiliate of our Chairman, Mr. Duffield. We expect to continue to lease additional space from the affiliate in the coming year and beyond. We have and will continue to seek independent evaluations of current market rates at the time of lease negotiations with the goal of leasing at a rate comparable to the current market price.
In addition, we lease office space in various locations throughout North America, Europe, and Asia totaling approximately 692,000 square feet. We also lease data centers throughout North America and Europe.
We expect to expand our facilities capacity at our corporate headquarters and in certain field locations during fiscal 2019 to support our continued growth. We believe that we will be able to obtain additional space at commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are or may be involved in various legal proceedings arising from the normal course of business including matters related to alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other claims. We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The resolution of legal matters could prevent us from offering one or more of our applications, services, or features to others, could require us to change our technology or business practices, pay monetary damages, or enter into short- or long-term royalty or licensing agreements, or could otherwise be material to our financial condition or cash flows, or both, or adversely affect our operating results.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has traded on the Nasdaq Global Select Market under the symbol "WDAY" since September 20, 2017. Prior to that time, it traded on the New York Stock Exchange.
The following table sets forth for the indicated periods the high and low intra-day sales prices of our Class A common stock as reported in the consolidated transaction reporting system.

	High	Low
Year ended January 31, 2018
First quarter	$92.46	$80.61
Second quarter	106.75	87.09
Third quarter	111.83	96.83
Fourth quarter	121.98	95.35
Year ended January 31, 2017
First quarter	$80.00	$47.32
Second quarter	85.00	69.00
Third quarter	93.35	78.34
Fourth quarter	87.26	65.79
Our Class B common stock is not listed or traded on any stock exchange.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant.
Stockholders
As of January 31, 2018, there were 24 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 135 stockholders of record of our Class B common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled "Equity Compensation Plan Information."
Stock Performance Graph
The following shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2013, in the Class A common stock of Workday, Inc., the S&P 500 Index, and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	1/31/2013	1/31/2014	1/31/2015	1/31/2016	1/31/2017	1/31/2018
Workday, Inc.	$100.00	$167.62	$148.75	$117.95	$155.54	$224.43
S&P 500 Index	100.00	121.49	138.73	137.81	165.38	208.99
S&P 1500 Application Software Index	100.00	125.15	136.97	155.43	197.40	291.51
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The consolidated statements of operations data and the consolidated balance sheets data are derived from our audited consolidated financial statements and should be read together with "Management’s Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, and the related notes included elsewhere in this filing. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended January 31,
	2018	2017	2016	*2015	*2014
		*As Adjusted	*As Adjusted
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription services	$1,787,833	$1,290,733	$920,196	$613,328	$354,169
Professional services	355,217	283,707	236,494	174,532	114,769
Total revenues	2,143,050	1,574,440	1,156,690	787,860	468,938
Costs and expenses (1):
Costs of subscription services	273,461	213,389	149,869	102,476	69,195
Costs of professional services	355,952	270,156	224,558	162,327	107,615
Product development	910,584	680,531	469,944	316,868	182,116
Sales and marketing	683,367	565,328	413,530	315,840	197,373
General and administrative	222,909	198,122	148,578	106,051	65,921
Total costs and expenses	2,446,273	1,927,526	1,406,479	1,003,562	622,220
Operating loss	(303,223)	(353,086)	(249,789)	(215,702)	(153,282)
Other income (expense), net	(11,563)	(32,427)	(24,242)	(30,270)	(17,549)
Loss before provision for (benefit from) income taxes	(314,786)	(385,513)	(274,031)	(245,972)	(170,831)
Provision for (benefit from) income taxes	6,436	(814)	1,017	2,010	1,678
Net loss	$(321,222)	$(384,699)	$(275,048)	$(247,982)	$(172,509)
Net loss attributable to Class A and Class B common stockholders	$(321,222)	$(384,699)	$(275,048)	$(247,982)	$(172,509)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.55)	$(1.94)	$(1.45)	$(1.35)	$(1.01)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	207,774	198,214	190,016	183,702	171,297

(1)	Costs and expenses include share-based compensation expenses as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016	2015	2014
Costs of subscription services	$26,280	$20,773	$12,060	$6,053	$2,408
Costs of professional services	37,592	26,833	19,526	12,890	4,818
Product development	229,819	166,529	109,362	63,938	21,644
Sales and marketing	100,762	86,229	51,617	29,875	12,131
General and administrative	83,972	78,265	57,405	43,292	20,850

	As of January 31,
	2018	2017	2016	*2015	*2014
		*As Adjusted	*As Adjusted
		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,134,355	$539,923	$300,087	$298,192	$581,326
Marketable securities	2,133,495	1,456,822	1,669,372	1,559,517	1,305,253
Working capital	1,898,104	1,239,202	1,468,067	1,467,122	1,601,768
Property and equipment, net	546,609	365,877	214,158	140,136	77,664
Total assets	4,947,424	3,268,282	2,812,370	2,350,090	2,165,640
Total unearned revenue	1,537,147	1,221,543	891,882	632,744	413,565
Convertible senior notes, net	1,491,354	534,423	507,476	481,958	457,787
Total liabilities	3,367,059	1,991,674	1,586,090	1,224,115	978,423
Total stockholders’ equity	1,580,365	1,276,608	1,226,280	1,125,975	1,187,217

	Year Ended January 31,
	2018	2017	2016	*2015	*2014
		*As Adjusted	*As Adjusted
	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$465,727	$350,626	$258,637	$102,003	$46,263
Free cash flows (2)	324,191	229,813	124,970	(1,643)	(29,577)

(2)
Free cash flows, a non-GAAP financial measure, is defined as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). Adjusting items are separately presented on our consolidated statements of cash flows. See Item 7 of Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" for further information.

*
The summary consolidated financial data for the years ended January 31, 2018, 2017, and 2016 and as of January 31, 2018, 2017, and 2016 reflects the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash. See Note 2 of the notes to consolidated financial statements for a summary of adjustments. The summary consolidated financial data for the years ended January 31, 2015 and 2014 and as of January 31, 2015 and 2014 does not reflect the adoption of Topic 606 or ASU No. 2016-18.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in "Risk Factors."
Overview
Workday provides financial management, human capital management, and analytics applications designed for the world's largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer Internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible, and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources.
We were founded in 2005 to deliver cloud applications to global enterprises. Our applications are designed around the way people work today—in an environment that is global, collaborative, fast-paced, and mobile. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our HCM application in 2006, and our Financial Management application in 2007. Since then we have continued to invest in innovation and have consistently introduced new services to our customers.
We offer Workday applications to our customers on an enterprise-wide subscription basis, typically with contract terms of three years or longer and with subscription fees largely based on the size of the customer’s workforce. We generally recognize revenues from subscription fees ratably over the term of the contract. We currently derive a substantial majority of our subscription services revenues from subscriptions to our HCM application. We market our applications through our direct sales force.
Our diverse customer base includes medium-sized and large, global companies. We have achieved significant growth in a relatively short period of time with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 8,200 and approximately 6,600 employees as of January 31, 2018 and 2017, respectively.
We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our product development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia, by investing in product development and customer support to address the business needs of local markets, increasing our sales and marketing organizations, acquiring, building and/or leasing additional office space, and expanding our ecosystem of service partners to support local deployments. We expect to make further significant investments in our data center infrastructure as we plan for future growth. We are also investing in personnel to service our growing customer base. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.
Since inception, we have invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional service partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday, will drive additional customer subscriptions and continued growth in revenues. Due to our ability to leverage the expanding partner ecosystem, we expect that the rate of professional services revenue growth will decline over time and continue to be lower than subscription revenue growth.
Components of Results of Operations
Revenues
We primarily derive our revenues from subscription services and professional services. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include related customer support. Professional services fees include deployment services, optimization services, and training.

Subscription services revenues accounted for 83% of our total revenues during fiscal 2018 and represented 97% of our total unearned revenue as of January 31, 2018. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
The mix of the applications to which a customer subscribes can affect our financial performance due to price differentials in our applications. Pricing for our applications varies based on many factors, including the complexity and maturity of the application and its acceptance in the marketplace. New products or services offerings by competitors in the future could also impact the mix and pricing of our offerings.
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
Sales and marketing. Sales and marketing expenses consist primarily of employee-related costs, sales commissions, marketing programs, and travel. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities. Sales commissions are considered incremental costs of obtaining a contract with a customer and are deferred and amortized. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period.
General and administrative. General and administrative expenses consist of employee-related costs for finance and accounting, legal, human resources, information systems personnel, professional fees, and other corporate expenses.
Results of Operations
Revenues
Our total revenues for fiscal 2018, 2017, and 2016 were as follows (in thousands, except percentages):

	Year Ended January 31,
	2018	2017	2016	2017 to 2018 % Change	2016 to 2017 % Change
		*As Adjusted	*As Adjusted
Subscription services	$1,787,833	$1,290,733	$920,196	39%	40%
Professional services	355,217	283,707	236,494	25%	20%
Total revenues	$2,143,050	$1,574,440	$1,156,690	36%	36%

*	See Note 2 of the notes to consolidated financial statements for a summary of adjustments.

Total revenues were $2.1 billion for fiscal 2018, compared to $1.6 billion for fiscal 2017, an increase of $0.5 billion, or 36%. Subscription services revenues were $1.8 billion for fiscal 2018, compared to $1.3 billion for fiscal 2017, an increase of $0.5 billion, or 39%. The increase in subscription revenues was due primarily to an increased number of customer contracts as compared to the prior year. Professional services revenues were $0.4 billion for fiscal 2018, compared to $0.3 billion for fiscal 2017, an increase of $0.1 billion, or 25%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Total revenues were $1.6 billion for fiscal 2017, compared to $1.2 billion for fiscal 2016, an increase of $0.4 billion, or 36%. Subscription services revenues were $1.3 billion for fiscal 2017, compared to $0.9 billion for fiscal 2016, an increase of $0.4 billion, or 40%. The increase in subscription revenues was due primarily to an increased number of customer contracts as compared to the prior year. Professional services revenues were $0.3 billion for fiscal 2017, compared to $0.2 billion for fiscal 2016, an increase of $0.1 billion, or 20%. The increase in professional services revenues was due primarily to the addition of new customers and a greater number of customers requesting deployment and integration services.
Operating Expenses
GAAP operating expenses were $2.4 billion for fiscal 2018, compared to $1.9 billion for fiscal 2017, an increase of $0.5 billion, or 27%. The increase was primarily due to increases of $0.4 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to facilities, IT, depreciation, amortization, and service contracts to expand data center capacity.
GAAP operating expenses were $1.9 billion for fiscal 2017, compared to $1.4 billion for fiscal 2016, an increase of $0.5 billion, or 37%. The increase was primarily due to increases of $0.4 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to facilities, IT, depreciation, amortization, and service contracts to expand data center capacity.
We use the non-GAAP financial measure of non-GAAP operating expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance and the ability of operations to generate cash. We believe that non-GAAP operating expenses reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude expenses that are not reflective of ongoing operating results. We also believe that non-GAAP operating expenses provide useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
Non-GAAP operating expenses are calculated by excluding share-based compensation expenses, and certain other expenses, which consist of employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets.
Non-GAAP operating expenses were $1.9 billion for fiscal 2018, compared to $1.5 billion for fiscal 2017, an increase of $0.4 billion, or 27%. The increase was primarily due to increases of $0.3 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to facilities, IT, depreciation, amortization, and service contracts to expand data center capacity.
Non-GAAP operating expenses were $1.5 billion for fiscal 2017, compared to $1.1 billion for fiscal 2016, an increase of $0.4 billion, or 33%. The increase was primarily due to increases of $0.3 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to facilities, IT, depreciation, amortization, and service contracts to expand data center capacity.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Year Ended January 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$273,461	$(26,280)	$(7,043)	$240,138
Costs of professional services	355,952	(37,592)	(2,045)	316,315
Product development	910,584	(229,819)	(23,128)	657,637
Sales and marketing	683,367	(100,762)	(4,567)	578,038
General and administrative	222,909	(83,972)	(3,614)	135,323
Total costs and expenses	$2,446,273	$(478,425)	$(40,397)	$1,927,451

	Year Ended January 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
	*As Adjusted			*As Adjusted
Costs of subscription services	$213,389	$(20,773)	$(730)	$191,886
Costs of professional services	270,156	(26,833)	(1,199)	242,124
Product development	680,531	(166,529)	(18,533)	495,469
Sales and marketing	565,328	(86,229)	(3,316)	475,783
General and administrative	198,122	(78,265)	(3,302)	116,555
Total costs and expenses	$1,927,526	$(378,629)	$(27,080)	$1,521,817

	Year Ended January 31, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
	*As Adjusted			*As Adjusted
Costs of subscription services	$149,869	$(12,060)	$(414)	$137,395
Costs of professional services	224,558	(19,526)	(768)	204,264
Product development	469,944	(109,362)	(7,201)	353,381
Sales and marketing	413,530	(51,617)	(1,482)	360,431
General and administrative	148,578	(57,405)	(2,095)	89,078
Total costs and expenses	$1,406,479	$(249,970)	$(11,960)	$1,144,549

(1)
Share-based compensation expenses were $478 million, $379 million, and $250 million for fiscal 2018, 2017, and 2016, respectively. The increase in share-based compensation expenses was primarily due to grants of RSUs to existing and new employees.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $21 million, $14 million, and $9 million for fiscal 2018, 2017, and 2016, respectively. In addition, other operating expenses include amortization of acquisition-related intangible assets of $19 million, $13 million, and $3 million for fiscal 2018, 2017, and 2016, respectively.

(3)	See "Non-GAAP Financial Measures" below for further information.

*	See Note 2 of the notes to consolidated financial statements for a summary of adjustments.
Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $273 million for fiscal 2018, compared to $213 million for fiscal 2017, an increase of $60 million, or 28%. The increase was primarily due to increases of $23 million in depreciation expense related to our data centers, $22 million in employee-related costs driven by higher headcount, and $10 million in facility and IT-related expenses.
GAAP operating expenses in costs of subscription services were $213 million for fiscal 2017, compared to $150 million for fiscal 2016, an increase of $63 million, or 42%. The increase was primarily due to increases of $30 million in employee-related costs driven by higher headcount, $12 million in service contracts expense to expand data center capacity, $12 million in depreciation expense related to our data centers, and $6 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of subscription services were $240 million for fiscal 2018, compared to $192 million for fiscal 2017, an increase of $48 million, or 25%. The increase was primarily due to increases of $17 million in depreciation expense related to our data centers, $16 million in employee-related costs driven by higher headcount, and $10 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of subscription services were $192 million for fiscal 2017, compared to $137 million for fiscal 2016, an increase of $55 million, or 40%. The increase was primarily due to increases of $21 million in employee-related costs driven by higher headcount, $12 million in service contracts expense to expand data center capacity, $12 million in depreciation expense related to our data centers, and $6 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.

Costs of Professional Services
GAAP operating expenses in costs of professional services were $356 million for fiscal 2018, compared to $270 million for fiscal 2017, an increase of $86 million, or 32%. The increase was primarily due to increases of $70 million to staff our deployment and integration engagements.
GAAP operating expenses in costs of professional services were $270 million for fiscal 2017, compared to $225 million for fiscal 2016, an increase of $45 million, or 20%. The increase was primarily due to increases of $45 million to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $316 million for fiscal 2018, compared to $242 million for fiscal 2017, an increase of $74 million, or 31%. The increase was primarily due to increases of $59 million to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $242 million for fiscal 2017, compared to $204 million for fiscal 2016, an increase of $38 million, or 19%. The increase was primarily due to increases of $38 million to staff our deployment and integration engagements.
Going forward, we expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we increasingly rely on our service partners to deploy our applications and as the number of our customers continues to grow. For fiscal 2019, we anticipate GAAP and non-GAAP professional services margins to be lower than fiscal 2018 as we invest in programs to ensure ongoing customer success.
Product Development
GAAP operating expenses in product development were $911 million for fiscal 2018, compared to $681 million for fiscal 2017, an increase of $230 million, or 34%. The increase was primarily due to increases of $180 million in employee-related costs due to higher headcount, $34 million in facility and IT-related expenses, and $15 million in third-party costs for hardware maintenance and data center capacity.
GAAP operating expenses in product development were $681 million for fiscal 2017, compared to $470 million for fiscal 2016, an increase of $211 million, or 45%. The increase was primarily due to increases of $166 million in employee-related costs due to higher headcount, $24 million in facility and IT-related expenses, $10 million in amortization expense for our acquisition-related intangible assets, and $6 million in third-party costs for hardware maintenance and data center capacity.
Non-GAAP operating expenses in product development were $658 million for fiscal 2018, compared to $495 million for fiscal 2017, an increase of $163 million, or 33%. The increase was primarily due to increases of $113 million in employee-related costs due to higher headcount, $34 million in facility and IT-related expenses, and $15 million in third-party costs for hardware maintenance and data center capacity.
Non-GAAP operating expenses in product development were $495 million for fiscal 2017, compared to $353 million for fiscal 2016, an increase of $142 million, or 40%. The increase was primarily due to increases of $108 million in employee-related costs due to higher headcount, $24 million in facility and IT-related expenses, and $6 million in third-party costs for hardware maintenance and data center capacity.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $683 million for fiscal 2018, compared to $565 million for fiscal 2017, an increase of $118 million, or 21%. The increase was primarily due to increases of $87 million in employee-related costs due to higher headcount and higher commissionable sales volume, $14 million in advertising, marketing and event costs, and $11 million in facility and IT-related expenses.
GAAP operating expenses in sales and marketing were $565 million for fiscal 2017, compared to $414 million for fiscal 2016, an increase of $151 million, or 36%. The increase was primarily due to increases of $121 million in employee-related costs due to higher headcount and higher commissionable sales volume, $12 million in advertising, marketing and event costs, $10 million in facility and IT-related expenses, and $7 million in travel.
Non-GAAP operating expenses in sales and marketing were $578 million for fiscal 2018, compared to $476 million for fiscal 2017, an increase of $102 million, or 21%. The increase was primarily due to increases of $71 million in employee-related costs due to higher headcount and higher commissionable sales volume, $14 million in advertising, marketing and event costs, and $11 million in facility and IT-related expenses.

Non-GAAP operating expenses in sales and marketing were $476 million for fiscal 2017, compared to $360 million for fiscal 2016, an increase of $116 million, or 32%. The increase was primarily due to increases of $85 million in employee-related costs due to higher headcount and higher commissionable sales volume, $12 million in advertising, marketing and event costs, $10 million in facility and IT-related expenses, and $7 million in travel.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and Administrative
GAAP operating expenses in general and administrative were $223 million for fiscal 2018, compared to $198 million for fiscal 2017, an increase of $25 million, or 13%. The increase was primarily due to $20 million in higher employee-related costs due to higher headcount, and $3 million in higher professional services costs including consulting, legal, and audit.
GAAP operating expenses in general and administrative were $198 million for fiscal 2017, compared to $149 million for fiscal 2016, an increase of $49 million, or 33%. The increase was primarily due to $41 million in higher employee-related costs due to higher headcount, and $8 million in higher professional services costs including consulting, legal, and audit.
Non-GAAP operating expenses in general and administrative were $135 million for fiscal 2018, compared to $117 million for fiscal 2017, an increase of $18 million, or 15%. The increase was primarily due to $14 million in higher employee-related costs due to higher headcount, and $3 million in higher professional services costs including consulting, legal, and audit.
Non-GAAP operating expenses in general and administrative were $117 million for fiscal 2017, compared to $89 million for fiscal 2016, an increase of $28 million, or 31%. The increase was primarily due to $20 million in higher employee-related costs due to higher headcount, and $8 million in higher professional services costs including consulting, legal, and audit.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins improved from (22.4)% for fiscal 2017 to (14.1)% for fiscal 2018. The improvement in our non-GAAP operating margin was primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
GAAP operating margins declined from (21.6)% for fiscal 2016 to (22.4)% for fiscal 2017. The reduction in our GAAP operating margin was primarily due to higher share-based compensation and other operating expenses, including a one-time acquisition expense, offset by higher revenues.
We use the non-GAAP financial measure of non-GAAP operating margins to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance and the ability of operations to generate cash. We believe that non-GAAP operating margins reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude expenses that are not reflective of ongoing operating results. We also believe that non-GAAP operating margins provide useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
Non-GAAP operating margins are calculated using GAAP revenues and non-GAAP operating expenses. See "Non-GAAP Financial Measures" below for further information.

Non-GAAP operating margins improved from 3.3% for fiscal 2017 to 10.1% for fiscal 2018. The improvement in our non-GAAP operating margin was primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
Non-GAAP operating margins improved from 1.0% for fiscal 2016 to 3.3% for fiscal 2017. The improvement in our non-GAAP operating margin was primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Year Ended January 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.1)%	22.3%	1.9%	10.1%

	Year Ended January 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
	*As Adjusted			*As Adjusted
Operating margin	(22.4)%	24.0%	1.7%	3.3%

	Year Ended January 31, 2016
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
	*As Adjusted			*As Adjusted
Operating margin	(21.6)%	21.6%	1.0%	1.0%

(1)	See "Non-GAAP Financial Measures" below for further information.

*	See Note 2 of the notes to consolidated financial statements for a summary of adjustments.
Other Income (Expense), Net
Other income (expense), net, was $(12) million, $(32) million, and $(24) million for fiscal 2018, 2017, and 2016, respectively.
The decrease in other expense, net for fiscal 2018 compared to fiscal 2017 was caused by an increase in interest income of $14 million, a decrease in cost method investment impairment of $14 million, and an increase in other income of $6 million, partially offset by an increase in interest expense of $14 million.
The increase in other expense, net for fiscal 2017 compared to fiscal 2016 was primarily due to the impairment of a cost method investment in fiscal 2017 of $15 million, partially offset by an increase in interest income of $6 million.
Liquidity and Capital Resources
As of January 31, 2018, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $3.3 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds.
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

Our cash flows for fiscal 2018, 2017, and 2016 were as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Net cash provided by (used in):
Operating activities	$465,727	$350,626	$258,637
Investing activities	(978,980)	(168,885)	(300,147)
Financing activities	1,106,262	59,681	44,109
Effect of exchange rate changes	751	385	(704)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$593,760	$241,807	$1,895

*	See Note 2 of the notes to consolidated financial statements for a summary of adjustments.
Operating Activities
Cash provided by operating activities was $466 million, $351 million, and $259 million for fiscal 2018, 2017, and 2016, respectively. The improvements in cash flows provided by operating activities in both fiscal 2018 and 2017 compared to prior fiscal years resulted primarily from increased sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Investing Activities
Cash used in investing activities for fiscal 2018 was $979 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures for owned real estate projects, including construction of our customer briefing and development center ("development center") of $125 million, capital expenditures for data center and office space projects of $142 million, the purchase of cost method investments of $16 million, the purchase of other non-acquisition related intangible assets of $11 million, and a net cash outflow of $6 million related to an acquisition. These payments were partially offset by proceeds of $244 million from the sale of available-for-sale securities.
Cash used in investing activities for fiscal 2017 was $169 million, which was primarily the result of the timing of purchases and maturities of marketable securities, a net cash outflow of $148 million related to acquisitions, purchases of office buildings and land in Pleasanton, California for $62 million, capital expenditures for owned real estate projects (including construction of our development center) of $45 million, and capital expenditures for data center and office space projects of $121 million. These payments were partially offset by proceeds of $133 million from the sale of available-for-sale securities and $5 million from the sales and maturities of cost method investments.
Cash used in investing activities for fiscal 2016 was $300 million, which was primarily the result of the timing of purchases and maturities of marketable securities, a net cash outflow of $31 million related to acquisitions, capital expenditures for data center and office space projects of $134 million, and the purchase of cost method investments of $17 million. These payments were partially offset by proceeds of $103 million from the sale of available-for-sale securities and $4 million from the sales and maturities of cost method investments.
We expect capital expenditures related to owned real estate projects, including development of our development center, will be approximately $200 million for fiscal 2019. We expect capital expenditures, excluding owned real estate projects, will be approximately $200 million for fiscal 2019. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.
Financing Activities
For fiscal 2018, cash provided by financing activities was $1.1 billion, which was primarily due to the issuance of $1.15 billion principal amount of 0.25% convertible senior notes due October 1, 2022, net of issuance costs of $18 million, and the related sale of warrants for $81 million and purchase of note hedges for $176 million. For further information, see Note 11 of the notes to consolidated financial statements. In addition, cash flows from financing activities included $69 million of proceeds from the issuance of common stock from employee equity plans.
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
Free cash flows improved by $94 million to $324 million for fiscal 2018, compared to $230 million for fiscal 2017. The improvement was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Free cash flows improved by $105 million to $230 million for fiscal 2017, compared to $125 million for fiscal 2016. The improvement was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Reconciliations of Net cash provided by (used in) operating activities to free cash flows were as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Net cash provided by (used in) operating activities	$465,727	$350,626	$258,637
Capital expenditures, excluding owned real estate projects	(141,536)	(120,813)	(133,667)
Free cash flows	$324,191	$229,813	$124,970

*	See Note 2 of the notes to consolidated financial statements for a summary of adjustments.
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
Non-GAAP Operating Expenses and Non-GAAP Operating Margins
We define non-GAAP operating expenses as our total operating expenses excluding the following components, which we believe are not reflective of our ongoing operational expenses. Similarly, the same components are also excluded from the calculation of non-GAAP operating margins. In each case, for the reasons set forth below, management believes that excluding the component provides useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management, in comparing financial results across accounting periods and to those of peer companies, and to better understand the long-term performance of our core business.

•
Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, management believes it is useful to exclude share-based compensation expenses to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Share-based compensation expenses are determined using a number of factors, including our stock price, volatility, and forfeitures rates, that are beyond our control and generally unrelated to operational decisions and performance in any particular period. Further, share-based compensation expenses are not reflective of the value ultimately received by the grant recipients.

•
Other Operating Expenses. Other operating expenses includes employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of our ongoing operations.

Free Cash Flows
We define free cash flows as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). Capital expenditures deducted from cash flows from operations do not include purchases of land and buildings, and construction costs of our new development center and of other owned buildings. We exclude these owned real estate projects as they are infrequent in nature. For fiscal 2018, these costs primarily represented the construction of our new development center, which is anticipated to be completed in fiscal 2020. We use free cash flows as a measure of financial progress in our business, as it balances operating results, cash management, and capital efficiency. We believe information regarding free cash flows provides investors and others with an important perspective on the cash available to make strategic acquisitions and investments, to fund ongoing operations, and to fund other capital expenditures.
Limitations on the Use of Non-GAAP Financial Measures
A limitation of our non-GAAP financial measures of non-GAAP operating expenses, non-GAAP operating margin, and free cash flows is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Further, the non-GAAP financial measure of non-GAAP operating expenses has certain limitations because it does not reflect all items of expense that affect our operations and are reflected in the GAAP financial measure of total operating expenses. In the case of share-based compensation, if we did not pay out a portion of compensation in the form of share-based compensation and related employer payroll tax-related items, the cash salary expense included in costs of revenues and operating expenses would be higher, which would affect our cash position.
We compensate for these limitations by reconciling the non-GAAP financial measures to the most comparable GAAP financial measures. These non-GAAP financial measures should be considered in addition to, not as a substitute for or in isolation from, measures prepared in accordance with GAAP. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.
See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for fiscal 2018, 2017, and 2016.
See Liquidity and Capital Resources—Free Cash Flows for a reconciliation from the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flow, for fiscal 2018, 2017, and 2016.
Contractual Obligations
The following table summarizes our consolidated principal contractual cash obligations as of January 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
0.75% Convertible Senior Notes due 2018 (1)	$350,000	$350,000	$—	$—	$—
1.50% Convertible Senior Notes due 2020 (1)	250,000	—	250,000	—	—
0.25% Convertible Senior Notes due 2022 (1)	1,150,000	—	—	1,150,000	—
Aggregate interest obligation (2)	23,829	7,821	11,208	4,800	—
Operating lease obligations:
Facilities space, not including related party (3)	204,220	59,204	76,728	39,337	28,951
Facilities space with related party	84,254	11,103	25,669	26,821	20,661
Computing infrastructure platform obligations	87,461	7,461	16,500	29,250	34,250
Contractual commitments	42,768	25,686	5,841	4,671	6,570
Total	$2,192,532	$461,275	$385,946	$1,254,879	$90,432

(1)	Represents aggregate principal amount of the Notes, without the effect of associated discounts.

(2)	Represents estimated aggregate interest obligations for our outstanding Notes that are payable in cash.

(3)
For the 95-year lease we entered in January 2014, the cash obligations exclude the potential annual rental increases based on the increases to the Consumer Price Index ("CPI"). We believe it is likely we will make higher rent payments over the lease term due to future changes in the CPI.

Our contractual obligations primarily consist of our convertible senior notes, as well as obligations under leases for office space, co-location facilities for data center capacity, and computing infrastructure platforms for business operations. For fiscal 2019, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.
We are not required to make principal payments under the Notes prior to maturity. If the Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $350 million in principal on July 15, 2018, $250 million in principal on July 15, 2020, and $1.15 billion in principal on October 1, 2022. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 11 of the notes to the consolidated financial statements.
In January 2014, we entered into a 95-year lease for a 6.9 acre parcel of land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the CPI begin on January 1, 2021 and continue through the end of the lease. Our new development center, consisting of approximately 410,000 square feet of office space, is being constructed on this property. The agreement with the contractor for the construction of the development center is not included in the table above because it allows for termination without significant penalty.
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
Off-Balance Sheet Arrangements
Through January 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in Sales and marketing expenses on the consolidated statements of operations.
Convertible Senior Notes
In June 2013, we issued the 2018 Notes and 2020 Notes. In September 2017, we issued the 2022 Notes. In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital.
Recent Accounting Pronouncements
See Note 2 of the notes to consolidated financial statements for a full description of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of January 31, 2018 and 2017, our most significant currency exposures were the Euro, Canadian dollar, British pound, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10 of the notes to consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $3.3 billion and $2.0 billion as of January 31, 2018 and 2017, respectively. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $10 million and $9 million market value reduction in our investment portfolio as of January 31, 2018 and 2017, respectively. An immediate decrease of 100-basis points in interest rates would have increased the market value by $10 million and $8 million as of January 31, 2018 and 2017, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in Accumulated other comprehensive income (loss), and are realized only if we sell the underlying securities before maturity.
Market Risk and Market Interest Risk
In June 2013, we issued the 2018 Notes and 2020 Notes. In September 2017, we issued the 2022 Notes. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the Notes will receive cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election.
Concurrently with the issuance of the Notes, we entered into separate note hedge and warrant transactions. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.
The 2018, 2020, and 2022 Notes have fixed annual interest rates of 0.75%, 1.50%, and 0.25%, respectively, and therefore we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The carrying values of the 2018, 2020, and 2022 Notes were $342 million, $221 million, and $928 million, respectively, as of January 31, 2018. These represent the liability component of the principal balance of our Notes as of January 31, 2018. The total estimated fair values of the 2018 Notes, 2020 Notes, and 2022 Notes as of January 31, 2018 were $505 million, $386 million, and $1.2 billion, respectively. The fair values were determined based on the quoted bid prices of the 2018, 2020, and 2022 Notes in an over-the-counter market as of the last day of trading for fiscal 2018, which were $144.28, $154.22, and $104.40, respectively. For further information, see Note 11 of the notes to consolidated financial statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORKDAY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workday, Inc. (the Company) as of January 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at January 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2008.

San Jose, California
March 14, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workday, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2018, and the related notes and our report dated March 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Jose, California
March 14, 2018

WORKDAY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	January 31,
	2018	2017
		*As Adjusted
Assets
Current assets:
Cash and cash equivalents	$1,134,355	$539,923
Marketable securities	2,133,495	1,456,822
Trade and other receivables, net of allowance for doubtful accounts of $2,212 and $2,102	528,208	409,780
Deferred costs	63,060	51,330
Prepaid expenses and other current assets	97,860	66,590
Total current assets	3,956,978	2,524,445
Property and equipment, net	546,609	365,877
Deferred costs, noncurrent	140,509	117,249
Acquisition-related intangible assets, net	34,234	48,787
Goodwill	159,376	158,354
Other assets	109,718	53,570
Total assets	$4,947,424	$3,268,282
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,998	$26,824
Accrued expenses and other current liabilities	121,879	61,582
Accrued compensation	148,247	110,625
Unearned revenue	1,426,241	1,086,212
Current portion of convertible senior notes, net	341,509	—
Total current liabilities	2,058,874	1,285,243
Convertible senior notes, net	1,149,845	534,423
Unearned revenue, noncurrent	110,906	135,331
Other liabilities	47,434	36,677
Total liabilities	3,367,059	1,991,674
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10 million shares authorized as of January 31, 2018 and 2017; no shares issued and outstanding as of January 31, 2018 and 2017	—	—
Class A common stock, $0.001 par value; 750 million shares authorized as of January 31, 2018 and 2017; 142 million and 127 million shares issued and outstanding as of January 31, 2018 and 2017	142	127
Class B common stock, $0.001 par value; 240 million shares authorized as of January 31, 2018 and 2017; 70 million and 76 million shares issued and outstanding as of January 31, 2018 and 2017	69	75
Additional paid-in capital	3,354,423	2,681,200
Accumulated other comprehensive income (loss)	(46,413)	2,071
Accumulated deficit	(1,727,856)	(1,406,865)
Total stockholders’ equity	1,580,365	1,276,608
Total liabilities and stockholders’ equity	$4,947,424	$3,268,282
*    See Note 2 for a summary of adjustments.

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Revenues:
Subscription services	$1,787,833	$1,290,733	$920,196
Professional services	355,217	283,707	236,494
Total revenues	2,143,050	1,574,440	1,156,690
Costs and expenses (1):
Costs of subscription services	273,461	213,389	149,869
Costs of professional services	355,952	270,156	224,558
Product development	910,584	680,531	469,944
Sales and marketing	683,367	565,328	413,530
General and administrative	222,909	198,122	148,578
Total costs and expenses	2,446,273	1,927,526	1,406,479
Operating loss	(303,223)	(353,086)	(249,789)
Other income (expense), net	(11,563)	(32,427)	(24,242)
Loss before provision for (benefit from) income taxes	(314,786)	(385,513)	(274,031)
Provision for (benefit from) income taxes	6,436	(814)	1,017
Net loss	$(321,222)	$(384,699)	$(275,048)
Net loss attributable to Class A and Class B common stockholders	$(321,222)	$(384,699)	$(275,048)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.55)	$(1.94)	$(1.45)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	207,774	198,214	190,016

(1)	Costs and expenses include share-based compensation expenses as follows:

	Year Ended January 31,
	2018	2017	2016
Costs of subscription services	$26,280	$20,773	$12,060
Costs of professional services	37,592	26,833	19,526
Product development	229,819	166,529	109,362
Sales and marketing	100,762	86,229	51,617
General and administrative	83,972	78,265	57,405
*    See Note 2 for a summary of adjustments.

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Net loss	$(321,222)	$(384,699)	$(275,048)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	1,581	150	(3,158)
Net change in unrealized gains (losses) on available-for-sale investments	(2,687)	(388)	(842)
Net change in market value of effective foreign currency forward exchange contracts	(47,378)	1,510	4,939
Other comprehensive income (loss), net of tax:	(48,484)	1,272	939
Comprehensive loss	$(369,706)	$(383,427)	$(274,109)
*    See Note 2 for a summary of adjustments.

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Cash flows from operating activities
Net loss	$(321,222)	$(384,699)	$(275,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	136,974	115,885	85,939
Share-based compensation expenses	478,425	372,272	249,970
Amortization of deferred costs	57,562	45,345	36,016
Amortization of debt discount and issuance costs	43,916	26,947	25,518
Gain on sale of cost method investment	(720)	(65)	(3,220)
Impairment of cost method investment	692	15,000	—
Other	(9,602)	(1,982)	1,047
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(114,613)	(91,755)	(115,776)
Deferred costs	(92,552)	(82,848)	(66,964)
Prepaid expenses and other assets	(68,983)	(16,794)	(20,121)
Accounts payable	(7,249)	6,336	6,824
Accrued expense and other liabilities	47,515	23,367	59,724
Unearned revenue	315,584	323,617	274,728
Net cash provided by (used in) operating activities	465,727	350,626	258,637
Cash flows from investing activities
Purchases of marketable securities	(2,515,997)	(1,917,238)	(2,125,841)
Maturities of marketable securities	1,591,554	1,986,031	1,901,858
Sales of available-for-sale securities	243,727	133,292	102,711
Business combinations, net of cash acquired	(5,744)	(147,879)	(31,436)
Owned real estate projects	(124,811)	(106,997)	—
Capital expenditures, excluding owned real estate projects	(141,536)	(120,813)	(133,667)
Purchases of cost method investments	(16,199)	(300)	(16,550)
Sales and maturities of cost method investments	1,026	5,315	3,538
Purchase of other intangible assets	(11,000)	—	—
Other	—	(296)	(760)
Net cash provided by (used in) investing activities	(978,980)	(168,885)	(300,147)
Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net of issuance costs	1,132,101	—	—
Proceeds from issuance of warrants	80,805	—	—
Purchase of convertible senior notes hedges	(175,530)	—	—
Proceeds from issuance of common stock from employee equity plans	69,056	58,079	45,656
Other	(170)	1,602	(1,547)
Net cash provided by (used in) financing activities	1,106,262	59,681	44,109
Effect of exchange rate changes	751	385	(704)
Net increase (decrease) in cash, cash equivalents, and restricted cash	593,760	241,807	1,895
Cash, cash equivalents, and restricted cash at the beginning of period	541,894	300,087	298,192
Cash, cash equivalents, and restricted cash at the end of period	$1,135,654	$541,894	$300,087

See Notes to Consolidated Financial Statements

	Year Ended January 31,
	2018	2017	2016
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$76	$3,156	$6,405
Cash paid for income taxes	3,418	5,315	2,124
Non-cash investing and financing activities:
Vesting of early exercised stock options	$775	$1,803	$1,887
Purchases of property and equipment, accrued but not paid	51,545	27,696	14,052
Non-cash additions to property and equipment	5,396	2,094	7,256

	January 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$1,134,355	$539,923	$300,087
Restricted cash included in Other assets	1,299	1,971	—
Total cash, cash equivalents, and restricted cash	$1,135,654	$541,894	$300,087
*    See Note 2 for a summary of adjustments.

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
					*As Adjusted	*As Adjusted
Balances as of January 31, 2015	188,416,055	$186	$1,948,300	$(140)	$(747,118)	$1,201,228
Issuance of common stock under employee equity plans	4,103,433	5	45,651	—	—	45,656
Vesting of early exercised stock options	—	—	1,887	—	—	1,887
Vested restricted stock units	1,959,862	2	(2)	—	—	—
Share-based compensation	—	—	249,970	—	—	249,970
Excess tax benefits from share-based compensation	—	—	1,646	—	—	1,646
Other	—	—	2	—	—	2
Other comprehensive income (loss)	—	—	—	939	—	939
Net loss	—	—	—	—	(275,048)	(275,048)
Balances as of January 31, 2016	194,479,350	$193	$2,247,454	$799	$(1,022,166)	$1,226,280
Issuance of common stock under employee equity plans	4,379,787	4	58,075	—	—	58,079
Vesting of early exercised stock options	—	1	1,802	—	—	1,803
Vested restricted stock units	4,084,268	4	(4)	—	—	—
Share-based compensation	—	—	372,272	—	—	372,272
Excess tax benefits from share-based compensation	—	—	1,226	—	—	1,226
Other	—	—	375	—	—	375
Other comprehensive income (loss)	—	—	—	1,272	—	1,272
Net loss	—	—	—	—	(384,699)	(384,699)
Balances as of January 31, 2017	202,943,405	$202	$2,681,200	$2,071	$(1,406,865)	$1,276,608
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2016-09 (see Note 2)	—	—	—	—	231	231
Issuance of common stock under employee equity plans	3,318,514	3	69,052	—	—	69,055
Vesting of early exercised stock options	—	—	775	—	—	775
Vested restricted stock units	5,715,576	6	(6)	—	—	—
Share-based compensation	—	—	478,425	—	—	478,425
Purchase of convertible senior notes hedges	—	—	(175,530)	—	—	(175,530)
Issuance of warrants	—	—	80,805	—	—	80,805
Equity component of convertible senior notes	—	—	219,702	—	—	219,702
Other comprehensive income (loss)	—	—	—	(48,484)	—	(48,484)
Net loss	—	—	—	—	(321,222)	(321,222)
Balances as of January 31, 2018	211,977,495	$211	$3,354,423	$(46,413)	$(1,727,856)	$1,580,365

*	See Note 2 for a summary of adjustments. The cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2014-09 as of January 31, 2015 was $75 million.

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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2018, for example, refer to the year ended January 31, 2018.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Effective February 1, 2017, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash as discussed in Note 2. All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standards, as indicated by the "as adjusted" footnote.
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
Subscription Services Revenues
Subscription services revenues primarily consist of fees that provide customers access to one or more of our cloud applications for finance, human resources, and analytics, with routine customer support. Revenue is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally three years or longer in length, billed annually in advance, and non-cancelable.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. Our cash equivalents primarily consist of investments in U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds.
Marketable Securities
Our marketable securities primarily consist of investments in U.S. agency obligations, U.S. treasury securities, corporate bonds, and commercial paper. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the accompanying consolidated balance sheets.
All marketable securities are recorded at their estimated fair value. Unrealized gains and losses on available-for-sale securities are recorded in Accumulated other comprehensive income (loss) ("OCI"). We evaluate our investments to assess whether those in unrealized loss positions are other-than-temporarily impaired. We consider impairments to be other-than-temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in Other income (expense), net on the consolidated statements of operations.

If quoted prices for identical instruments are available in an active market, marketable securities are classified within Level 1 of the fair value hierarchy. If quoted prices for identical instruments in active markets are not available, fair values are estimated using quoted prices of similar instruments and are classified within Level 2 of the fair value hierarchy. To date, all of our marketable securities can be valued using one of these two methodologies.
Trade and Other Receivables
Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, which is not material. Other receivables represent unbilled receivables related to subscription and professional services contracts.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in Sales and marketing expenses on the consolidated statements of operations.
Derivative Financial Instruments and Hedging Activities
We use derivative financial instruments to manage foreign currency risks. Derivative instruments are carried at fair value and recorded as either an asset or liability on the consolidated balance sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For foreign currency forward contracts not designated as hedging instruments, which we use to hedge a portion of our net outstanding monetary assets and liabilities, the gains or losses are recorded in Other income (expense), net on the consolidated statements of operations in the period of change. For a derivative instrument designated as a cash flow hedge, which we use to hedge certain customer contracts denominated in foreign currencies, the change in fair value on the effective portion is recorded to OCI on our consolidated balance sheets each reporting period. The balance in OCI is subsequently reclassified to the related revenue line item on the consolidated statements of operations in the same period that the underlying revenues are earned.
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
Business Combinations
We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Goodwill and Acquisition-Related Intangible Assets
Acquisition-related intangible assets with finite lives are typically amortized over useful lives of three to four years. Goodwill amounts are not amortized. Acquisition-related intangible assets and goodwill are tested for impairment at least annually, and more frequently upon the occurrence of certain events.

Unearned Revenue
Unearned revenue primarily consists of customer billings in advance of revenues being recognized from our subscription contracts. We generally invoice our customers annually in advance for our subscription services. Our typical payment terms provide that customers pay a portion of the total arrangement fee within 30 days of the contract date. Unearned revenue that is anticipated to be recognized during the succeeding twelve-month period is recorded as current unearned revenue and the remaining portion is recorded as noncurrent.
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $43 million, $35 million, and $31 million for fiscal 2018, 2017, and 2016, respectively.
Share-Based Compensation
We measure and recognize compensation expense for share-based awards issued to employees and non-employees, including restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs"), and purchases under the 2012 Employee Stock Purchase Plan ("ESPP"), on our consolidated statements of operations.
For RSUs and PRSUs, fair value is based on the closing price of our common stock on the grant date. Compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period. Non-employee RSUs subject to vesting are required to be periodically revalued over the requisite service period. The requisite service period of the awards is generally the same as the vesting period.
For shares issued under the ESPP, fair value is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the offering period. We determine the assumptions for the option-pricing model as follows:

•
Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date closest to the grant date for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the ESPP purchase rights.

•	Expected Term. The expected term represents the period that our ESPP is expected to be outstanding. The expected term for the ESPP approximates the offering period.

•	Volatility. The volatility is based on a blend of historical volatility and implied volatility of our common stock. Implied volatility is based on market traded options of our common stock.

•	Dividend Yield. The dividend yield is assumed to be zero as we have not paid and do not expect to pay dividends.

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
Warranties and Indemnification
Our cloud applications are generally warranted to perform materially in accordance with our online documentation under normal use and circumstances. Additionally, our contracts generally include provisions for indemnifying customers against liabilities if use of our cloud applications infringe a third party’s intellectual property rights. We may also incur liabilities if we breach the security, privacy and/or confidentiality obligations in our contracts. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements, as a result of these obligations.
We have entered into service-level agreements with a majority of our customers committing to defined levels of service availability and performance and permitting those customers to receive credits or refunds for prepaid amounts related to unused subscription services or to terminate their agreements in the event that we fail to meet those levels. To date, we have not experienced any significant failures to meet defined levels of availability and performance of those agreements and, as a result, we have not accrued any liabilities related to these agreements on the consolidated financial statements.
Foreign Currency Exchange
The functional currency for certain of our foreign subsidiaries is the U.S. dollar, while others use local currencies. We translate the foreign functional currency financial statements to U.S dollars for those entities that do not have U.S. dollars as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded in OCI as a component of stockholders' equity, and related periodic movements are summarized as a line item in our consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in Other income (expense), net on the consolidated statements of operations.
Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade and other receivables. Our deposits exceed federally insured limits.
No single customer represented over 10% of trade and other receivables on the consolidated financial statements as of January 31, 2018 or 2017. No single customer represented over 10% of total revenues for any of the periods on the consolidated financial statements.
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
In addition, we rely upon third-party hosted infrastructure partners, including Amazon Web Services ("AWS"), to serve customers and operate certain aspects of our services, such as environments for development testing, training and sales demonstrations, as well as others. Given this, any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.

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
We early adopted the requirements of the new standard as of February 1, 2017, utilizing the full retrospective method of transition. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, trade and other receivables, and deferred commissions. We applied the new standard using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when we expect to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed.
The impact of adopting the new standard on our fiscal 2017 and fiscal 2016 revenues was not material. The primary impact of adopting the new standard relates to the deferral of incremental commission costs of obtaining subscription contracts. Under Topic 605, we deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the term of the related subscription contract, which was generally three years or longer. Under the new standard, we defer all incremental commission costs to obtain the contract. We amortize these costs on a straight-line basis over a period of benefit that we have determined to be five years or the related contractual renewal period, depending on whether the contract is an initial or renewal contract, respectively.
ASU No. 2016-09
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and classification in the statement of cash flows. As of February 1, 2017, we adopted the applicable provisions of ASU No. 2016-09 as follows:

•
The guidance requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the statement of operations when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. We adopted the guidance prospectively effective February 1, 2017. Amounts previously recorded to Additional paid -in capital related to windfall tax benefits prior to February 1, 2017 remain in Stockholders' equity.

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

ASU No. 2016-18
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which requires that a statement of cash flows explain the change during the period for the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We early adopted ASU No. 2016-18 retrospectively, effective February 1, 2017. As a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the consolidated statements of cash flows, net cash flows for fiscal 2017 increased by $2 million.

We adjusted our consolidated financial statements from amounts previously reported due to the adoption of ASU No. 2014-09 and ASU No. 2016-18. Select consolidated balance sheet line items, which reflect the adoption of the new ASU's are as follows (in thousands):

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
Select audited consolidated statement of operations line items, which reflect the adoption of the new ASUs are as follows (in thousands, except per share data):

	Year ended January 31, 2017
	As Previously Reported	Adjustments		As Adjusted
Revenues:
Subscription services	$1,287,104	$3,629	a	$1,290,733
Professional services	282,303	1,404	a	283,707
Total revenues	1,569,407	5,033	a	1,574,440
Costs and expenses:
Sales and marketing	583,874	(18,546)	a	565,328
Operating loss	(376,665)	23,579	a	(353,086)
Net loss	$(408,278)	$23,579	a	$(384,699)
Net loss per share, basic and diluted	$(2.06)	$0.12	a	$(1.94)

	Year ended January 31, 2016
	As Previously Reported	Adjustments		As Adjusted
Revenues:
Subscription services	$929,234	$(9,038)	a	$920,196
Professional services	233,112	3,382	a	236,494
Total revenues	1,162,346	(5,656)	a	1,156,690
Costs and expenses:
Sales and marketing	434,056	(20,526)	a	413,530
Operating loss	(264,659)	14,870	a	(249,789)
Net loss	$(289,918)	$14,870	a	$(275,048)
Net loss per share, basic and diluted	$(1.53)	$0.08	a	$(1.45)

Select audited consolidated statement of cash flows line items, which reflect the adoption of the new ASUs are as follows (in thousands):

	Year ended January 31, 2017
	As Previously Reported	Adjustments		As Adjusted
Cash flows from operating activities
Net loss	$(408,278)	$23,579	a	$(384,699)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred costs	25,577	19,768	a	45,345
Changes in operating assets and liabilities:
Trade and other receivables, net	(88,639)	(3,116)	a	(91,755)
Deferred costs	(44,533)	(38,315)	a	(82,848)
Prepaid expenses and other assets	(20,847)	4,053	a, b	(16,794)
Unearned revenue	327,615	(3,998)	a	323,617
Net cash provided by (used in) operating activities	348,655	1,971	b	350,626
Net increase (decrease) in cash, cash equivalents, and restricted cash	239,836	1,971	b	241,807
Cash, cash equivalents, and restricted cash at the end of period	$539,923	$1,971	b	$541,894

	Year ended January 31, 2016
	As Previously Reported	Adjustments		As Adjusted
Cash flows from operating activities
Net loss	$(289,918)	$14,870	a	$(275,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred costs	23,477	12,539	a	36,016
Changes in operating assets and liabilities:
Trade and other receivables, net	(105,264)	(10,512)	a	(115,776)
Deferred costs	(33,899)	(33,065)	a	(66,964)
Prepaid expenses and other assets	(28,366)	8,245	a	(20,121)
Unearned revenue	266,805	7,923	a	274,728
Net cash provided by (used in) operating activities	258,637	—	b	258,637

a	Adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

b	Adjusted to reflect the adoption of ASU No. 2016-18, Statement of Cash Flows, Restricted Cash.
Recently Issued Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which requires entities to carry all investments in equity securities at fair value and recognize any changes in fair value in net income. Under the standard, equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient are eligible for the measurement alternative. For our equity investments in private companies, we will elect the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance is effective for our fiscal year beginning February 1, 2018 on a prospective basis for the amendments related to equity securities without readily determinable fair values existing as of the date of adoption. We plan to adopt the new standard in the first quarter of fiscal 2019 and do not expect it to have a material impact on our consolidated financial statements. The impact of the new standard going forward could result in volatility in Other income (expense), net on the consolidated statements of operations in future periods due to the valuation and timing of identical or similar investments of the same issuer.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC Topic 840 Leases. The guidance is effective for our fiscal year beginning February 1, 2019. Early adoption is permitted. We plan to adopt the new standard in the first quarter of fiscal 2020. We continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures and we expect our operating leases, as disclosed in Note 12, will be subject to the new standard. Upon adoption, we will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities. We are evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance is effective for our fiscal year beginning February 1, 2019. Early adoption is permitted. We plan to adopt the new standard in the first quarter of fiscal 2020. We are evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act ("the Tax Act") to retained earnings. The guidance is effective for our fiscal year beginning February 1, 2019. Early adoption is permitted. We plan to adopt the new standard in the first quarter of fiscal 2020 and do not expect it to have a material impact on our consolidated financial statements.
Note 3. Marketable Securities
At January 31, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$683,551	$—	$(1,127)	$682,424
U.S. treasury securities	797,977	—	(1,142)	796,835
Corporate bonds	470,259	16	(1,154)	469,121
Commercial paper	602,727	—	—	602,727
Money market funds	551,804	—	—	551,804
	$3,106,318	$16	$(3,423)	$3,102,911
Included in cash and cash equivalents	$969,417	$—	$(1)	$969,416
Included in marketable securities	$2,136,901	$16	$(3,422)	$2,133,495
At January 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$908,874	$179	$(535)	$908,518
U.S. treasury securities	192,028	48	(25)	192,051
Corporate bonds	290,272	42	(429)	289,885
Commercial paper	323,106	—	—	323,106
Money market funds	24,425	—	—	24,425
	$1,738,705	$269	$(989)	$1,737,985
Included in cash and cash equivalents	$281,163	$—	$—	$281,163
Included in marketable securities	$1,457,542	$269	$(989)	$1,456,822

We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of January 31, 2018. The unrealized losses on marketable securities which have been in a net loss position for 12 months or more were not material as of January 31, 2018. We sold $244 million, $133 million, and $103 million of our marketable securities during fiscal 2018, 2017, and 2016, respectively, and the realized losses from the sales were immaterial.
Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2018 (in thousands):

Description	Level 1	Level 2	Level 3	Total
U.S. agency obligations	$—	$682,424	$—	$682,424
U.S. treasury securities	796,835	—	—	796,835
Corporate bonds	—	469,121	—	469,121
Commercial paper	—	602,727	—	602,727
Money market funds	551,804	—	—	551,804
Foreign currency derivative assets	—	98	—	98
Total assets	$1,348,639	$1,754,370	$—	$3,103,009
Foreign currency derivative liabilities	$—	$32,912	$—	$32,912
Total liabilities	$—	$32,912	$—	$32,912
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the consolidated balance sheets (in thousands):

	January 31, 2018		January 31, 2017
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
0.75% Convertible senior notes	$341,509	$504,994	$323,570	$402,259
1.50% Convertible senior notes	221,378	385,550	210,853	310,470
0.25% Convertible senior notes	928,467	1,200,577	—	—
The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market as of the last day of trading for fiscal 2018 and 2017. The if-converted values of the 2018 and 2020 Notes exceeded the principal amounts by $154 million and $117 million, respectively. The if-converted value of the 2022 Notes was less than the principal amount by $213 million. The if-converted values were determined based on the closing price of our common stock of $119.89 on January 31, 2018. For further information, see Note 11.

Note 5. Deferred Costs
Deferred costs, which primarily consist of deferred sales commissions, were $204 million and $169 million as of January 31, 2018 and 2017, respectively. Amortization expense for the deferred costs was $58 million, $45 million, and $36 million for fiscal 2018, 2017, and 2016, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2018	2017
Land	$8,451	$6,592
Buildings	255,093	115,302
Computers, equipment, and software	411,177	323,311
Computers, equipment, and software acquired under capital leases	13,848	18,298
Furniture and fixtures	34,809	24,462
Leasehold improvements	132,209	108,673
Property and equipment, gross (1)	855,587	596,638
Less accumulated depreciation and amortization	(308,978)	(230,761)
Property and equipment, net	$546,609	$365,877

(1)
Property and equipment, gross includes construction-in-progress for owned real estate projects of $177 million and $115 million that have not yet been placed in service as of January 31, 2018 and 2017, respectively.

During fiscal 2017 we purchased real property located in Pleasanton, California which includes two office buildings totaling approximately 267,000 square feet, land, and parking structures.
Depreciation expense was $115 million, $92 million, and $71 million for fiscal 2018, 2017, and 2016, respectively. Interest costs capitalized to property and equipment totaled $8 million and $3 million for fiscal 2018 and 2017, respectively.
Note 7. Business Combinations
In the fourth quarter of fiscal 2018, we completed an acquisition resulting in an increase of $5 million and $1 million in acquired developed technology and goodwill, respectively.
In fiscal 2017 we acquired two businesses in order to expand our product and service offerings. We have included the financial results of the acquired businesses in our consolidated financial statements from the respective acquisition dates. The consideration paid for these acquisitions was $148 million, net of cash acquired.
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

Note 8. Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	January 31,
	2018	2017
Acquired developed technology	$69,700	$64,900
Customer relationship assets	1,000	1,000
	70,700	65,900
Less accumulated amortization	(36,466)	(17,113)
Acquisition-related intangible assets, net	$34,234	$48,787
Amortization expense related to acquired developed technology and customer relationship assets was $19 million, $13 million, and $3 million for fiscal 2018, 2017, and 2016, respectively.
As of January 31, 2018, our future estimated amortization expense related to the acquired developed technology and customer relationship assets is as follows (in thousands):

Fiscal Period:
2019	$20,086
2020	11,481
2021	1,517
2022	1,150
Total	$34,234
Note 9. Other Assets
Other assets consisted of the following (in thousands):

	January 31,
	2018	2017
Cost method investments	$29,205	$14,004
Prepayments for computing infrastructure platform	13,588	—
Technology patents, net	11,217	2,098
Acquired land leasehold interest, net	9,570	9,676
Deposits	4,492	3,488
Net deferred tax assets	1,884	4,336
Other	39,762	19,968
Total	$109,718	$53,570
Our cost method investments include investments in private companies in which we do not have the ability to exert significant influence. The investments are tested for impairment at least annually, and more frequently upon the occurrence of certain events. We recorded $1 million and $15 million other-than-temporary impairments for our cost method investments during fiscal 2018 and 2017, respectively.

Intangible assets with estimable useful lives, including acquired land leasehold interest and technology patents, are amortized on straight-line basis over their useful lives. As of January 31, 2018, the future estimated amortization expense related to the acquired land leasehold interest and technology patents is as follows (in thousands):

2019	$1,678
2020	1,621
2021	1,459
2022	1,242
2023	1,137
Thereafter	13,650
$20,787
Note 10. Derivative Instruments
We conduct business on a global basis in multiple foreign currencies, subjecting Workday to foreign currency risk. To mitigate this risk, we utilize hedging contracts as described below. We do not enter into any derivatives for trading or speculative purposes.
Cash Flow Hedges
We are exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. We have a hedging program in which we enter into foreign currency forward contracts related to certain customer contracts. We designate these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. The effective portion of the gains or losses resulting from changes in the fair value of these hedges is recorded in OCI on the consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the consolidated statements of operations in the same period that the underlying revenues are earned. The changes in value of these contracts resulting from changes in forward points are excluded from the assessment of hedge effectiveness and are recorded as incurred in Other income (expense), net on the consolidated statements of operations. Cash flows from such forward contracts are classified as operating activities.
As of January 31, 2018 and 2017, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $549 million and $252 million, respectively. All contracts have maturities not greater than 36 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
Foreign Currency Forward Contracts not Designated as Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are recorded in Other income (expense), net on the consolidated statements of operations. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities. Cash flows from such forward contracts are classified as operating activities.
As of January 31, 2018 and 2017, we had outstanding forward contracts with total notional values of $75 million and $51 million, respectively.

The fair values of outstanding derivative instruments were as follows (in thousands):

	Consolidated Balance Sheets Location	January 31,
		2018	2017
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$15	$7,121
Foreign currency forward contracts designated as cash flow hedges	Other assets	4	28
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	79	760
Total Derivative Assets		$98	$7,909
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$18,355	$1,605
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	11,650	—
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	2,805	522
Foreign currency forward contracts not designated as hedges	Other liabilities	102	—
Total Derivative Liabilities		$32,912	$2,127
Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	January 31,
		2018	2017	2016
Gains (losses) recognized in OCI (effective portion) (1)	Net change in market value of effective foreign currency forward exchange contracts	$(45,869)	$2,145	$4,942
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	1,509	635	3
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other income (expense), net	1,607	1,386	148

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of January 31, 2018, net losses of $10 million are expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations Location	January 31,
Derivative Type		2018	2017	2016
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$(5,641)	$662	$876
We are subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which we are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is our policy to present the derivatives gross on the consolidated balance sheets. Our foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. We manage our exposure to counterparty concentration risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring outstanding positions.

As of January 31, 2018, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative Assets
Counterparty A	$64	$—	$64	$(64)	$—	$—
Counterparty B	23	—	23	(23)	—	—
Counterparty C	11	—	11	(11)	—	—
Total	$98	$—	$98	$(98)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative Liabilities
Counterparty A	$10,267	$—	$10,267	$(64)	$—	$10,203
Counterparty B	16,993	—	16,993	(23)	—	16,970
Counterparty C	5,652	—	5,652	(11)	—	5,641
Total	$32,912	$—	$32,912	$(98)	$—	$32,814
Note 11. Convertible Senior Notes, Net
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
In September 2017, we issued 0.25% convertible senior notes due October 1, 2022 with a principal amount of $1.15 billion. The 2022 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 0.25% on April 1 and October 1 of each year. The 2022 Notes mature on October 1, 2022 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2022 Notes prior to maturity.
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
Holders of the Notes may convert all or a portion of their Notes prior to the close of business on March 14, 2018 for the 2018 Notes, March 13, 2020 for the 2020 Notes, and May 31, 2022 for the 2022 Notes in multiples of $1,000 principal amount, only under the following circumstances:

•
if the last reported sale price of Class A common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the respective Notes on each applicable trading day. This circumstance is effective for the 2022 Notes during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2018;

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
In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $1 million for both fiscal 2018 and 2017. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was less than $1 million for both fiscal 2018 and 2017. For the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million. Amortization expense for the liability issuance costs was $1 million for fiscal 2018.
The Notes, net consisted of the following (in thousands):

	January 31, 2018			January 31, 2017
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Principal amounts:
Principal	$350,000	$250,000	$1,150,000	$350,000	$250,000	$—
Unamortized debt discount	(7,850)	(26,968)	(208,188)	(24,380)	(36,820)	—
Unamortized debt issuance costs	(641)	(1,654)	(13,345)	(2,050)	(2,327)	—
Net carrying amount	$341,509	$221,378	$928,467	$323,570	$210,853	$—
Carrying amount of the equity component (1)	$74,892	$66,007	$219,702	$74,892	$66,007	$—

(1)
Included on the consolidated balance sheets within Additional paid-in capital, net of $2 million, $2 million, and $4 million for the 2018 Notes, 2020 Notes, and 2022 Notes, respectively, in equity issuance costs.

As of January 31, 2018, the 2018 Notes have a remaining life of approximately 5 months and are classified as current on the consolidated balance sheets. The 2020 Notes and the 2022 Notes have a remaining life of approximately 29 months and 56 months, respectively, and are classified as non-current on the consolidated balance sheets.

The effective interest rates of the liability components of the 2018 Notes, 2020 Notes, and 2022 Notes are 5.75%, 6.25%, and 4.60%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended January 31,
	2018			2017
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Contractual interest expense	$2,625	$3,750	$1,086	$2,625	$3,750	$—
Interest cost related to amortization of debt issuance costs	1,409	673	1,080	1,408	675	—
Interest cost related to amortization of the debt discount	16,530	9,852	14,989	15,607	9,257	—
We capitalized interest costs related to the Notes of $8 million and $3 million for fiscal 2018 and 2017, respectively.
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
We paid an aggregate amount of $144 million for the Purchased Options relating to the 2018 Notes and 2020 Notes, and $176 million for the Purchased Options relating to the 2022 Notes. The amount paid for the Purchased Options is included in Additional paid-in capital on the consolidated balance sheets.
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
We received aggregate proceeds of $93 million from the sale of the Warrants related to the 2018 Notes and the 2020 Notes, and $81 million from the sale of the Warrants related to the 2022 Notes. The proceeds from the sale of the Warrants are recorded in Additional paid-in capital on the consolidated balance sheets.
Note 12. Commitments and Contingencies
Facility and Computing Infrastructure-related Commitments
We have entered into non-cancelable agreements for certain of our offices and data centers with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, Mr. Duffield, who is also a significant stockholder (see Note 18). Our operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage, as well as data center power capacity for certain data centers. We generally recognize these expenses on a straight-line basis over the period in which we benefit from the lease and we have accrued for rent expense incurred but not paid. Total rent expense was $82 million, $72 million, and $46 million for fiscal 2018, 2017, and 2016, respectively.

In January 2014, we entered into a 95-year lease for a 6.9-acre parcel of vacant land in Pleasanton, California, under which we paid $2 million for base rent from commencement through December 31, 2020. Annual rent payments of $0.2 million plus increases based on increases in the Consumer Price Index begin on January 1, 2021 and continue through the end of the lease.
Additionally, we have entered into non-cancelable agreements with computing infrastructure vendors with various expiration dates.
As of January 31, 2018, the future minimum payments by year for our non-cancelable leases and computing infrastructure platforms are as follows (in thousands):

	Operating Leases, not including Related Party	Operating Leases with Related Party	Computing Infrastructure Platforms
2019	$59,204	$11,103	$7,461
2020	40,920	12,692	5,500
2021	35,808	12,977	11,000
2022	25,747	13,265	14,000
2023	13,590	13,556	15,250
Thereafter	28,951	20,661	34,250
	$204,220	$84,254	$87,461
Legal Matters
We are a party to various legal proceedings and claims which arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, as of January 31, 2018, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Common Stock and Stockholders’ Equity
Common Stock
As of January 31, 2018, there were 142 million shares of Class A common stock and 70 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class A and Class B shares will convert to a single class of common stock upon the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, and (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock.
Employee Equity Plans
Our 2012 Equity Incentive Plan ("EIP") serves as the successor to our 2005 Stock Plan (together with the EIP, the "Stock Plans"). Pursuant to the terms of the EIP, the share reserve increased by 10 million shares in March 2017. As of January 31, 2018, we had approximately 61 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan. Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares in March 2017. As of January 31, 2018, approximately 7 million shares of Class A common stock were available for issuance under the ESPP.

Restricted Stock Units
The Stock Plans provide for the issuance of RSUs to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during fiscal 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2017	11,502,721	$78.45
RSUs granted	7,736,434	88.90
RSUs vested	(5,412,921)	78.26
RSUs forfeited	(1,006,718)	79.34
Balance as of January 31, 2018	12,819,516	$84.77
The weighted-average grant-date fair value of RSUs granted during fiscal 2018, 2017, and 2016 was $88.90, $75.71, and $85.29, respectively. The total fair value of RSUs vested as of the vesting dates during fiscal 2018, 2017, and 2016 was $528 million, $303 million, and $162 million, respectively.
As of January 31, 2018, there was a total of $957 million in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
Performance-based Restricted Stock Units
During fiscal 2017, 0.3 million shares of PRSUs were granted to all employees other than executive management and included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2017. During fiscal 2018, we recognized $6 million in compensation cost related to these PRSUs.
Additionally, during fiscal 2018, 0.4 million shares of PRSUs were granted to all employees other than executive management and included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSU awards will vest if the individual employee continues to provide service through the vesting date of March 15, 2018. During fiscal 2018, we recognized $31 million in compensation cost related to these PRSUs, and as of January 31, 2018, there was a total of $7 million in unrecognized compensation cost which is expected to be recognized over a weighted-average period of approximately 2 months.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during fiscal 2018 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2017	9,096,592	$4.34	$716
Stock option grants	—	—
Stock options exercised	(2,490,931)	4.60
Stock options canceled	(10,175)	7.76
Balance as of January 31, 2018	6,595,486	$4.23	$763
Vested and expected to vest as of January 31, 2018	6,595,469	$4.23	$763
Exercisable as of January 31, 2018	6,594,986	$4.23	$763
The total grant-date fair value of stock options vested during fiscal 2018, 2017, and 2016 was $5 million, $14 million, and $17 million, respectively. The total intrinsic value of the options exercised during fiscal 2018, 2017, and 2016 was $234 million, $273 million, and $279 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of vested and expected to vest options as of January 31, 2018 is approximately 3.2 years.

As of January 31, 2018, there was less than $0.1 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3 months.
The options that are exercisable as of January 31, 2018 have a weighted-average remaining contractual life of approximately 3.2 years. The weighted-average remaining contractual life of outstanding options at January 31, 2018 is approximately 3.2 years.
Employee Stock Purchase Plan
For fiscal 2018, 1 million shares of Class A common shares were purchased under the ESPP at a weighted-average price of $69.60 per share, resulting in cash proceeds of $58 million.
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year Ended January 31,
	2018	2017	2016
Expected volatility	25.3% – 32.0%	34.5% – 44.5%	32.0% – 34.2%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	1.11% – 1.45%	0.53% – 0.91%	0.26% – 0.51%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$98.39 – $100.52	$69.00 – $79.30	$67.23 – $71.81
Note 14. Unearned Revenue and Performance Obligations
$1.0 billion and $738 million of subscription services revenue was recognized during fiscal 2018 and 2017, respectively, that was included in the unearned revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of January 31, 2018, approximately $5.2 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately two thirds of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of January 31, 2018 was not material.
Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Year Ended January 31,
	2018	2017	2016
Interest income	$25,252	$11,303	$4,855
Interest expense (1)	(44,549)	(30,103)	(31,932)
Gain from sale of cost method investment	720	65	3,220
Impairment of cost method investment	(692)	(15,000)	—
Other income (expense)	7,706	1,308	(385)
Other income (expense), net	$(11,563)	$(32,427)	$(24,242)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes, 2020 Notes, and 2022 Notes and non-cash interest expense related to amortization of the debt discount and debt issuance costs, net of capitalized interest costs (see Note 11).

Note 16. Income Taxes
The components of loss before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Domestic	$(85,167)	$(190,043)	$(119,302)
Foreign	(229,619)	(195,470)	(154,729)
Total	$(314,786)	$(385,513)	$(274,031)

*	Adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers. For further information, see Note 2.
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2018	2017	2016
Current:
Federal	$—	$213	$(2,012)
State	177	17	489
Foreign	4,251	3,573	2,869
Total	4,428	3,803	1,346

Deferred:
Federal	(535)	(466)	—
State	(100)	(52)	—
Foreign	2,643	(4,099)	(329)
Total	2,008	(4,617)	(329)
Provision for (benefit from) income taxes	$6,436	$(814)	$1,017
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following:

	Year Ended January 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
Federal statutory rate	33.8%	35.0%	35.0%
Effect of:
Foreign income at other than U.S. rates	(26.5)%	(18.5)%	(25.7)%
Intercompany transactions	10.2%	4.2%	5.2%
Research tax credits	9.1%	6.4%	5.1%
State taxes, net of federal benefit	—%	—%	(0.2)%
U.S. corporate tax rate reduction	(81.3)%	—%	—%
Changes in valuation allowance	33.0%	(20.4)%	(15.1)%
Stock compensation	20.0%	(6.1)%	(5.4)%
Other	(0.4)%	(0.4)%	0.7%
	(2.1)%	0.2%	(0.4)%

*	Adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers. For further information, see Note 2.

On December 22, 2017, the Tax Act was enacted into law and reduced the corporate income tax rate to 21% effective January 1, 2018. Accordingly, we adjusted our federal statutory rate to a blended rate of 33.8% for the fiscal year ended January 31, 2018. As a result of the Tax Act, and the reduction in the corporate income tax rate, the U.S. federal and state deferred tax assets were remeasured resulting in a $256 million reduction of net deferred tax assets which was offset by changes in our valuation allowance. The Tax Act includes a number of other provisions including the elimination of loss carrybacks and limitations on the use of future losses. The Tax Act imposes a one-time mandatory transition tax on accumulated foreign earnings and as of the measurement date of November 2, 2017, our foreign operations did not have accumulated income and, therefore, the transition tax did not apply.
The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, judgments to be made in interpretation of the provisions of the Tax Act, estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service ("IRS"), and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from our current interpretation.
The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to our initial assessment. Pursuant to Staff Accounting Bulletin No. 118, adjustments to the provisional amounts recorded by the Company as of January 31, 2018 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.
As a result of our history of net operating losses, the current provision for income taxes relates to state income taxes and the current foreign provision from our profitable foreign entities.
Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2018	2017
		*As Adjusted
Deferred tax assets:
Unearned revenue	$27,934	$40,810
Other reserves and accruals	14,945	23,134
Federal net operating loss carryforwards	422,235	110,974
State and foreign net operating loss carryforwards	81,757	25,783
Property and equipment	—	24,754
Share-based compensation	39,294	70,642
Research and development credits	110,694	78,283
Other	5,622	23,209
	702,481	397,589
Valuation allowance	(625,030)	(292,365)
Deferred tax assets, net of valuation allowance	77,451	105,224
Deferred tax liabilities:
Intangibles	(1,453)	(3,742)
Intercompany transactions	(40,338)	(62,800)
Other prepaid assets	(742)	(1,079)
Deferred commissions	(29,231)	(33,267)
Property and equipment	(3,803)	—
	(75,567)	(100,888)
Net deferred tax assets	$1,884	$4,336

*	Adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers. For further information, see Note 2.
We adopted ASU No. 2016-09 effective February 1, 2017, and recorded $448 million of U.S deferred tax assets related to excess tax benefits from share-based award activity as of January 31, 2017, which was fully offset by an increase in the valuation allowance.

We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred tax assets will be realized. In evaluating the need for a valuation allowance, we consider the cumulative losses in recent years as a significant piece of negative evidence that is generally difficult to overcome. As of January 31, 2018, we continue to maintain a full valuation allowance against our U.S. federal and state deferred tax assets.
As of January 31, 2018, we recorded a valuation allowance of $625 million for the portion of the deferred tax asset that we do not expect to be realized. The valuation allowance on our net deferred tax assets increased by $333 million and $100 million in fiscal 2018 and 2017, respectively. The increase in the valuation allowance is mainly due to an increase in our deferred tax assets on our net operating losses as a result of the recognition of excess tax benefits from share-based compensation resulting from the adoption of ASU No. 2016-09. This was partially offset by a decrease in our federal deferred tax assets resulting from the re-measurement of the corporate tax rate from 35% to 21%. We will continue to reassess the future realization of the deferred tax assets and adjust the valuation allowance accordingly.
As of January 31, 2018, we had approximately $2.0 billion of federal, $1.3 billion of state and $25 million of foreign net operating loss carryforwards available to offset future taxable income. If not utilized, the federal and state net operating loss carryforwards expire in varying amounts between fiscal 2019 and 2038. The foreign net operating losses do not expire and may be carried forward indefinitely.
We also had approximately $83 million of federal and $87 million of California research and development tax credit carryforwards as of January 31, 2018. The federal credits expire in varying amounts between fiscal 2026 and 2038. The California research credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law.
A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016
Unrecognized tax benefits at the beginning of the period	$116,801	$98,460	$88,663
Additions for tax positions taken in prior years	1,500	3,981	2,818
Reductions for tax positions taken in prior years	(8,121)	—	(881)
Decrease for tax positions taken in prior years due to federal rate reduction	(10,062)	—	—
Additions for tax positions related to the current year	7,731	14,475	9,144
Reductions related to a lapse of applicable statute of limitations	—	(115)	(1,284)
Unrecognized tax benefits at the end of the period	$107,849	$116,801	$98,460
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. Of the total amount of unrecognized tax benefits of $108 million, $1 million, if recognized, would impact the effective tax rate, as of January 31, 2018.
The reduction for tax positions taken in prior years is mainly due to the re-measurement of certain U.S. uncertain tax benefits from 35% to 21% under the Tax Act. We do not expect the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.
We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state and foreign tax authorities.
On December 1, 2015, the United States Tax Court issued its final decision with respect to Altera Corporation’s litigation with the IRS. The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal 2004 through 2007. In its final decision, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. Subsequent to the decision, the IRS filed its appeal on February 23, 2016. Although the IRS has appealed the decision, based on the facts and circumstances of the Tax Court Case, we believe that it is more likely than not that the decision will be upheld. We have therefore recorded the effects of the decision and determined that there was no material impact to our effective tax rate and income tax expense due to our current full valuation allowance position. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 17. Net Loss Per Share
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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Year Ended January 31,
	2018		2017		2016
			*As Adjusted		*As Adjusted
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss attributable to Class A and Class B common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(208,159)	$(113,063)	$(236,946)	$(147,753)	$(160,173)	$(114,875)
Denominator:
Weighted-average common shares outstanding	134,642	73,132	122,085	76,129	110,655	79,361
Basic and diluted net loss per share	$(1.55)	$(1.55)	$(1.94)	$(1.94)	$(1.45)	$(1.45)

*	See Note 2 for a summary of adjustments.
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016
Outstanding common stock options	6,595	9,097	12,863
Shares subject to repurchase	—	110	621
Unvested restricted stock awards, units, and PRSUs	13,209	12,155	9,851
Shares related to the convertible senior notes	15,079	7,261	7,261
Shares subject to warrants related to the issuance of convertible senior notes	15,079	7,261	7,261
Shares issuable pursuant to the ESPP	466	485	345
	50,428	36,369	38,202
Note 18. Related Party Transactions
We currently lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The average term of the agreements is nine years and the total rent expense under these agreements was $8 million, $8 million, and $6 million for fiscal 2018, 2017, and 2016, respectively.

Note 19. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States, and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2018	2017	2016
		*As Adjusted	*As Adjusted
United States	$1,694,347	$1,283,475	$966,250
Other countries	448,703	290,965	190,440
Total	$2,143,050	$1,574,440	$1,156,690

*	Adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers. For further information, see Note 2.
Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth property and equipment by geographic area (in thousands):

	January 31,
	2018	2017
United States	$479,996	$321,442
Ireland	52,904	35,720
Other countries	13,709	8,715
Total	$546,609	$365,877
Note 20. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. In fiscal 2017, we began to match a certain portion of employee contributions up to a fixed maximum per employee. Our contributions to the plan were $15 million in fiscal 2018 and $6 million in fiscal 2017.
Note 21. Selected Quarterly Financial Data (unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2018 and 2017 (in thousands except per share data):

	Quarter ended
	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016
					*As Adjusted	*As Adjusted	*As Adjusted	*As Adjusted
Consolidated Statements of Operations Data:
Total revenues	$582,480	$555,389	$525,320	$479,861	$439,584	$413,522	$373,657	$347,677
Operating loss	(81,335)	(80,059)	(81,629)	(60,200)	(88,939)	(105,932)	(86,685)	(71,530)
Net loss	(89,100)	(85,546)	(82,532)	(64,044)	(88,269)	(110,114)	(107,813)	(78,503)
Net loss per share, basic and diluted	(0.42)	(0.41)	(0.40)	(0.31)	(0.44)	(0.55)	(0.55)	(0.40)

*	See Note 2 for a summary of adjustments.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
(c) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including "Proposal No. 1: Election of Directors," "Directors and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance."
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement including "Named Executive Officers and Other Executive Management."
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, our principal financial officer, and all other executive officers. The Code of Conduct is available on our website at www.workday.com/codeofconduct. A copy may also be obtained without charge by contacting Investor Relations, Workday, Inc., 6230 Stoneridge Mall Road, Pleasanton, California 94588 or by calling (925) 951-9000.
We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including "Directors and Corporate Governance" and "Executive Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including "Directors and Corporate Governance," "Related Party Transactions," and "Employment Arrangements and Indemnification Agreements."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including "Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	December 7, 2012	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	June 5, 2015	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	2018 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.1
4.4	2020 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.2
4.5	2022 Indenture dated September 15, 2017 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	September 15, 2017	4.1
4.6	Supplemental Indenture to the 2018 Indenture dated January 2, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	January 2, 2018	4.2
4.7	Supplemental Indenture to the 2020 Indenture dated January 2, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	January 2, 2018	4.3
4.8	Supplemental Indenture to the 2022 Indenture dated January 2, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	January 2, 2018	4.4
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2005 Stock Plan, as amended	10-Q	001-35680	June 5, 2013	10.12
10.3†	2012 Equity Incentive Plan	S-8	333-187665	April 1, 2013	4.4
10.4†	2012 Equity Incentive Plan form of award agreements	10-Q	001-35680	June 2, 2017	10.4
10.5†	2012 Employee Stock Purchase Plan	S-1	333-183640	August 30, 2012	10.4
10.6†	Offer Letter between Michael A. Stankey and the Registrant, dated September 4, 2009	S-1	333-183640	August 30, 2012	10.5
10.7†	Offer Letter between James P. Shaughnessy and the Registrant, dated July 7, 2011	S-1	333-183640	August 30, 2012	10.6
10.8†	Offer Letter between Mark S. Peek and the Registrant, dated April 9, 2012, as amended May 22, 2012	S-1	333-183640	August 30, 2012	10.7
10.9†	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006	10-K	001-35680	March 31, 2014	10.9
10.10†	Offer Letter between Phil Wilmington and the Registrant dated February 15, 2015	10-K	001-35680	March 22, 2016	10.10

10.11†	Offer Letter between Robynne Sisco and the Registrant dated August 23, 2012	10-Q	001-35680	June 1, 2016	10.11
10.12†	Offer Letter between Luciano Fernandez Gomez and the Registrant dated December 12, 2013					X
10.13	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8
10.14	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-35680	March 31, 2014	10.11
10.15	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.16	Form of Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 17, 2013	99.1
10.17	Form of Warrant Confirmation (2018)	8-K	001-35680	June 17, 2013	99.2
10.18	Form of Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 17, 2013	99.3
10.19	Form of Warrant Confirmation (2020)	8-K	001-35680	June 17, 2013	99.4
10.20	Form of Additional Convertible Bond Hedge Confirmation (2018)	8-K	001-35680	June 24, 2013	99.1
10.21	Form of Additional Warrant Confirmation (2018)	8-K	001-35680	June 24, 2013	99.2
10.22	Form of Additional Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 24, 2013	99.3
10.23	Form of Additional Warrant Confirmation (2020)	8-K	001-35680	June 24, 2013	99.4
10.24	Form of Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.1
10.25	Form of Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.2
10.26	Form of Additional Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.3
10.27	Form of Additional Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.4
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Indicates a management contract or compensatory plan.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 14th day of March, 2018.

WORKDAY, INC.

/s/ Robynne D. Sisco
Robynne D. Sisco Co-President and Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
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

Signature	Title	Date

/s/ Aneel Bhusri	Chief Executive Officer	March 14, 2018
Aneel Bhusri	(Principal Executive Officer)

/s/ Robynne D. Sisco	Co-President and Chief Financial Officer	March 14, 2018
Robynne D. Sisco	(Principal Financial and Accounting Officer)

/s/ A. George Battle	Director	March 14, 2018
A. George Battle

/s/ Christa Davies	Director	March 14, 2018
Christa Davies

/s/ David A. Duffield	Director	March 14, 2018
David A. Duffield

/s/ Carl M. Eschenbach	Director	March 14, 2018
Carl M. Eschenbach

/s/ Michael M. McNamara	Director	March 14, 2018
Michael M. McNamara

/s/ Michael A. Stankey	Director	March 14, 2018
Michael A. Stankey

/s/ George J. Still, Jr.	Director	March 14, 2018
George J. Still, Jr.

/s/ Lee J. Styslinger III	Director	March 14, 2018
Lee J. Styslinger III

/s/ Jerry Yang	Director	March 14, 2018
Jerry Yang