Form 10-Q
period 2018-04-30
Workday, Inc.
filed 2018-06-01
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2018
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-35680

Workday, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2480422
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6110 Stoneridge Mall Road
Pleasanton, California 94588
(Address of principal executive offices)
Telephone Number (925) 951-9000
(Registrant’s telephone number, including area code)
6230 Stoneridge Mall Road
Pleasanton, California 94588
(Former name or former address, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2018, there were approximately 216 million shares of the registrant’s common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,036,045	$1,134,355
Marketable securities	2,329,623	2,133,495
Trade and other receivables, net	354,209	528,208
Deferred costs	63,567	63,060
Prepaid expenses and other current assets	97,365	97,860
Total current assets	3,880,809	3,956,978
Property and equipment, net	611,293	546,609
Deferred costs, noncurrent	136,248	140,509
Acquisition-related intangible assets, net	29,146	34,234
Goodwill	159,398	159,376
Other assets	110,938	109,718
Total assets	$4,927,832	$4,947,424
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,249	$20,998
Accrued expenses and other current liabilities	112,977	121,879
Accrued compensation	163,383	148,247
Unearned revenue	1,319,794	1,426,241
Current portion of convertible senior notes, net	570,251	341,509
Total current liabilities	2,196,654	2,058,874
Convertible senior notes, net	939,242	1,149,845
Unearned revenue, noncurrent	95,270	110,906
Other liabilities	39,366	47,434
Total liabilities	3,270,532	3,367,059
Stockholders’ equity:
Common stock	215	211
Additional paid-in capital	3,489,690	3,354,423
Accumulated other comprehensive income (loss)	(30,766)	(46,413)
Accumulated deficit	(1,801,839)	(1,727,856)
Total stockholders’ equity	1,657,300	1,580,365
Total liabilities and stockholders’ equity	$4,927,832	$4,947,424

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2018	2017
Revenues:
Subscription services	$522,149	$399,736
Professional services	96,494	80,125
Total revenues	618,643	479,861
Costs and expenses (1):
Costs of subscription services	80,245	59,798
Costs of professional services	97,726	76,913
Product development	263,584	196,439
Sales and marketing	192,771	155,709
General and administrative	55,581	51,202
Total costs and expenses	689,907	540,061
Operating loss	(71,264)	(60,200)
Other income (expense), net	(3,848)	(1,663)
Loss before provision for (benefit from) income taxes	(75,112)	(61,863)
Provision for (benefit from) income taxes	(702)	2,181
Net loss	$(74,410)	$(64,044)
Net loss per share, basic and diluted	$(0.35)	$(0.31)
Weighted-average shares used to compute net loss per share, basic and diluted	213,055	203,818

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$7,877	$5,691
Costs of professional services	10,792	8,021
Product development	68,511	51,029
Sales and marketing	25,612	23,159
General and administrative	19,867	19,888

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2018	2017
Net loss	$(74,410)	$(64,044)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(787)	(277)
Net change in unrealized gains (losses) on available-for-sale debt securities	(533)	(775)
Net change in market value of effective foreign currency forward exchange contracts, net of tax provision of $2,424 and $0, respectively	16,967	(1,209)
Other comprehensive income (loss), net of tax	15,647	(2,261)
Comprehensive loss	$(58,763)	$(66,305)

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2018	2017
Cash flows from operating activities
Net loss	$(74,410)	$(64,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,664	31,797
Share-based compensation expenses	132,659	107,788
Amortization of deferred costs	16,360	13,637
Amortization of debt discount and issuance costs	18,139	6,950
Other	(9,289)	4,258
Changes in operating assets and liabilities:
Trade and other receivables, net	168,702	111,815
Deferred costs	(12,606)	(11,381)
Prepaid expenses and other assets	8,488	(3,050)
Accounts payable	7,954	(565)
Accrued expenses and other liabilities	11,627	4,089
Unearned revenue	(122,055)	(21,272)
Net cash provided by (used in) operating activities	184,233	180,022
Cash flows from investing activities
Purchases of marketable securities	(908,126)	(613,251)
Maturities of marketable securities	686,676	441,870
Sales of marketable securities	27,359	9,074
Owned real estate projects	(39,233)	(29,539)
Capital expenditures, excluding owned real estate projects	(48,862)	(30,593)
Purchases of non-marketable equity and other investments	(2,400)	(450)
Net cash provided by (used in) investing activities	(284,586)	(222,889)
Cash flows from financing activities
Proceeds from issuance of common stock from employee equity plans	2,611	2,253
Other	(57)	(44)
Net cash provided by (used in) financing activities	2,554	2,209
Effect of exchange rate changes	(420)	(132)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(98,219)	(40,790)
Cash, cash equivalents, and restricted cash at the beginning of period	1,135,654	541,894
Cash, cash equivalents, and restricted cash at the end of period	$1,037,435	$501,104

	Three Months Ended April 30,
	2018	2017
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$19	$—
Cash paid for income taxes	1,714	1,346
Non-cash investing and financing activities:
Vesting of early exercised stock options	$—	$282
Purchases of property and equipment, accrued but not paid	62,196	32,515
Non-cash additions to property and equipment	58	142

See Notes to Condensed Consolidated Financial Statements

	April 30,
	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$1,036,045	$498,931
Restricted cash included in Other assets	1,390	2,173
Total cash, cash equivalents, and restricted cash	$1,037,435	$501,104

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended April 30, 2018 shown in this report are not necessarily indicative of results to be expected for the full year ending January 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2018, filed with the SEC on March 14, 2018.
Certain prior period amounts reported in our condensed consolidated financial statements have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the determination of the period of benefit for deferred commissions, certain assumptions used in the valuation of equity awards, and the fair value of assets acquired and liabilities assumed through business combinations. Actual results could differ from those estimates and such differences could be material to our condensed consolidated financial position and results of operations.
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
Note 2. Accounting Standards
Recently Adopted Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. As of February 1, 2018, we adopted the applicable provisions of ASU No. 2016-01 as follows:

•
Marketable equity investments (readily determinable fair values): For our equity investments previously classified as available-for-sale equity investments, we are required to account for changes in fair value of these investments in the condensed consolidated statements of operations. We have applied the modified retrospective transition method upon adoption, resulting in no impact to our condensed consolidated financial statements as of February 1, 2018.

•
Non-marketable equity investments (no readily determinable fair values): For our equity investments previously classified as cost method investments that do not qualify for the net asset value practical expedient, we are required to measure them at fair value or the measurement alternative. The measurement alternative is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments resulting from impairment, fair value, or observable price changes are accounted for in the condensed consolidated statements of operations. We adopted the guidance prospectively effective February 1, 2018, and there was no impact to our condensed consolidated financial statements.

Going forward, the impact of this new standard could result in volatility in the condensed consolidated statements of operations.
In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to the issuance of this ASU, existing guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. We adopted this new standard effective February 1, 2018 using the modified retrospective transition method, resulting in a $0.4 million cumulative-effect adjustment to Accumulated deficit as of February 1, 2018.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under Accounting Standards Codification Topic 840 Leases. The guidance is effective for our fiscal year beginning February 1, 2019 and should be applied using a modified retrospective approach. Early adoption is permitted. We plan to adopt this new standard in the first quarter of our fiscal 2020. We continue to evaluate the effect of adopting this guidance on our condensed consolidated financial statements and related disclosures. Upon adoption, we will recognize right-of-use assets and operating lease liabilities on our condensed consolidated balance sheets, which will increase our total assets and total liabilities. We are evaluating the accounting, transition, and disclosure requirements of this standard and cannot currently estimate the financial statement impact of adoption.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance is effective for our fiscal year beginning February 1, 2019 and should be applied using a modified retrospective approach. Early adoption is permitted. We plan to adopt this new standard in the first quarter of our fiscal 2020. We are evaluating the accounting, transition, and disclosure requirements of this standard and cannot currently estimate the financial statement impact of adoption.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (the "Tax Act") to retained earnings. The guidance is effective for our fiscal year beginning February 1, 2019 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted. We plan to adopt the new standard in the first quarter of our fiscal 2020 and do not expect it to have a material impact on our condensed consolidated financial statements.

Note 3. Investments
Marketable Securities
At April 30, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$553,880	$—	$(1,002)	$552,878
U.S. treasury securities	1,391,222	7	(1,428)	1,389,801
Corporate bonds	420,352	19	(1,527)	418,844
Commercial paper	760,993	—	(9)	760,984
	$3,126,447	$26	$(3,966)	$3,122,507
Included in cash and cash equivalents	$792,889	$4	$(9)	$792,884
Included in marketable securities	$2,333,558	$22	$(3,957)	$2,329,623
At January 31, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$683,551	$—	$(1,127)	$682,424
U.S. treasury securities	797,977	—	(1,142)	796,835
Corporate bonds	470,259	16	(1,154)	469,121
Commercial paper	602,727	—	—	602,727
	$2,554,514	$16	$(3,423)	$2,551,107
Included in cash and cash equivalents	$417,613	$—	$(1)	$417,612
Included in marketable securities	$2,136,901	$16	$(3,422)	$2,133,495
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of April 30, 2018. The unrealized losses on marketable securities which have been in a net loss position for 12 months or more were not material as of April 30, 2018. We classify our marketable securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months and the remainder of the securities is included in Cash and cash equivalents. We sold $27 million and $9 million of our marketable securities during the three months ended April 30, 2018 and 2017, respectively, and the realized gains from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

	April 30, 2018	January 31, 2018
Marketable equity investments	$88,571	$551,804
Non-marketable equity investments	29,405	28,005
	$117,976	$579,809
Marketable equity investments consist of money market funds and are included in Cash and cash equivalents on the condensed consolidated balance sheets. During the three months ended April 30, 2018, there were no unrealized gains or losses recognized for these investments.
Non-marketable equity investments consist of investments in privately held companies without readily determinable fair values and are included in Other assets on the condensed consolidated balance sheets. During the three months ended April 30, 2018, there were no adjustments to the carrying value of the non-marketable equity investments as measured under the measurement alternative.

Note 4.    Fair Value Measurements
We measure our cash equivalents, marketable securities, and foreign currency derivative contracts at fair value at each reporting period using a fair value hierarchy that requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs that are supported by little or no market activity.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of April 30, 2018 (in thousands):

Description	Level 1	Level 2	Level 3	Total
U.S. agency obligations	$—	$552,878	$—	$552,878
U.S. treasury securities	1,389,801	—	—	1,389,801
Corporate bonds	—	418,844	—	418,844
Commercial paper	—	760,984	—	760,984
Money market funds	88,571	—	—	88,571
Foreign currency derivative assets	—	6,484	—	6,484
Total assets	$1,478,372	$1,739,190	$—	$3,217,562
Foreign currency derivative liabilities	$—	$11,070	$—	$11,070
Total liabilities	$—	$11,070	$—	$11,070
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	April 30, 2018		January 31, 2018
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
0.75% Convertible senior notes	$346,144	$520,748	$341,509	$504,994
1.50% Convertible senior notes	224,107	392,463	221,378	385,550
0.25% Convertible senior notes	939,242	1,247,865	928,467	1,200,577

In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018 ("2018 Notes"), and we concurrently issued an additional $250 million of 1.50% convertible senior notes due July 15, 2020 ("2020 Notes"). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 ("2022 Notes" and together with the 2018 Notes and 2020 Notes, referred to as the "Notes"). The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of each reporting period. The if-converted values of the 2018 Notes and 2020 Notes exceeded the principal amounts by $175 million and $132 million, respectively. The if-converted value of the 2022 Notes was less than the principal amount by $174 million. The if-converted values were determined based on the closing price of our common stock of $124.84 on April 30, 2018. For further information, see Note 10.
Note 5. Deferred Costs
Deferred costs, which primarily consist of deferred sales commissions, were $200 million and $204 million as of April 30, 2018 and January 31, 2018, respectively. Amortization expense for the deferred costs was $16 million and $14 million for the three months ended April 30, 2018 and 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2018	January 31, 2018
Land	$9,641	$8,451
Buildings	302,542	255,093
Computers, equipment, and software	440,660	411,177
Computers, equipment, and software acquired under capital leases	13,414	13,848
Furniture and fixtures	36,956	34,809
Leasehold improvements	142,343	132,209
Property and equipment, gross (1)	945,556	855,587
Less accumulated depreciation and amortization	(334,263)	(308,978)
Property and equipment, net	$611,293	$546,609

(1)
Property and equipment, gross includes construction-in-progress for owned real estate projects of $199 million and $177 million that have not yet been placed in service as of April 30, 2018 and January 31, 2018, respectively.

Depreciation expense totaled $33 million and $27 million for the three months ended April 30, 2018 and 2017, respectively. Interest costs capitalized to property and equipment totaled $2 million and $1 million for the three months ended April 30, 2018 and 2017, respectively.
Note 7. Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	April 30, 2018	January 31, 2018
Acquired developed technology	$69,700	$69,700
Customer relationship assets	1,000	1,000
	70,700	70,700
Less accumulated amortization	(41,554)	(36,466)
Acquisition-related intangible assets, net	$29,146	$34,234
Amortization expense related to acquired developed technology and customer relationship assets was $5 million for each of the three month periods ended April 30, 2018 and 2017.

As of April 30, 2018, our future estimated amortization expense related to acquired developed technology and customer relationship assets is as follows (in thousands):

Fiscal Period:
2019	$14,998
2020	11,481
2021	1,517
2022	1,150
Total	$29,146
Note 8. Other Assets
Other assets consisted of the following (in thousands):

	April 30, 2018	January 31, 2018
Non-marketable equity and other investments	$31,605	$29,205
Prepayments for computing infrastructure platform	11,403	13,588
Technology patents, net	10,790	11,217
Acquired land leasehold interest, net	9,544	9,570
Deposits	4,731	4,492
Net deferred tax assets	2,097	1,884
Other	40,768	39,762
Total	$110,938	$109,718
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
As of April 30, 2018 and January 31, 2018, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $639 million and $549 million, respectively. All contracts have maturities not greater than 36 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
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

As of April 30, 2018 and January 31, 2018, we had outstanding forward contracts with total notional values of $135 million and $75 million.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2018	January 31, 2018
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$3,601	$15
Foreign currency forward contracts designated as cash flow hedges	Other assets	2,318	4
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	565	79
Total Derivative Assets		$6,484	$98
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$6,090	$18,355
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	3,500	11,650
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	1,345	2,805
Foreign currency forward contracts not designated as hedges	Other liabilities	135	102
Total Derivative Liabilities		$11,070	$32,912
Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Three Months Ended April 30,
		2018	2017
Gains (losses) recognized in OCI (effective portion) (1)	Net change in market value of effective foreign currency forward exchange contracts	$18,274	$(975)
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	(1,117)	234
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other income (expense), net	2,231	623

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of April 30, 2018, net losses of $9 million are expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
Derivative Type		2018	2017
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$1,794	$(6)

We are subject to master netting agreements with certain counterparties of the foreign exchange contracts, under which we are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is our policy to present the derivatives gross on the condensed consolidated balance sheets. Our foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. We manage our exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring outstanding positions.
As of April 30, 2018, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative Assets:
Counterparty A	$2,222	$—	$2,222	$(2,222)	$—	$—
Counterparty B	2,958	—	2,958	(2,958)	—	—
Counterparty C	1,304	—	1,304	(1,304)	—	—
Total	$6,484	$—	$6,484	$(6,484)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative Liabilities:
Counterparty A	$2,939	$—	$2,939	$(2,222)	$—	$717
Counterparty B	6,365	—	6,365	(2,958)	—	3,407
Counterparty C	1,766	—	1,766	(1,304)	—	462
Total	$11,070	$—	$11,070	$(6,484)	$—	$4,586
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
The terms of the Notes are governed by Indentures by and between us and Wells Fargo Bank, National Association, as Trustee (the "Indentures"). Upon conversion, holders of the Notes will receive cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election.

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
Holders of the 2020 Notes and 2022 Notes may convert all or a portion of their Notes prior to the close of business on March 13, 2020 and May 31, 2022, respectively, in multiples of $1,000 principal amount, only under the following circumstances:

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
On or after March 15, 2018 for the 2018 Notes, March 15, 2020 for the 2020 Notes, and June 1, 2022 for the 2022 Notes, holders of the Notes may convert their Notes at any time until the close of business on the second scheduled trading day immediately preceding the respective maturity date of their Notes.
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
In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.4 million for each of the three month periods ended April 30, 2018 and 2017. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million for each of the three month periods ended April 30, 2018 and 2017. For the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million. Amortization expense for the liability issuance costs was $0.7 million for the three months ended April 30, 2018.

The Notes, net consisted of the following (in thousands):

	April 30, 2018			January 31, 2018
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Principal amounts:
Principal	$350,000	$250,000	$1,150,000	$350,000	$250,000	$1,150,000
Unamortized debt discount	(3,567)	(24,407)	(198,127)	(7,850)	(26,968)	(208,188)
Unamortized debt issuance costs	(289)	(1,486)	(12,631)	(641)	(1,654)	(13,345)
Net carrying amount	$346,144	$224,107	$939,242	$341,509	$221,378	$928,467
Carrying amount of the equity component (1)	$74,892	$66,007	$219,702	$74,892	$66,007	$219,702

(1)
Included on the condensed consolidated balance sheets within Additional paid-in capital, net of $2 million, $2 million, and $4 million for the 2018 Notes, 2020 Notes, and 2022 Notes, respectively, in equity issuance costs.

As of April 30, 2018, the 2018 Notes, 2020 Notes, and 2022 Notes have remaining lives of approximately 2 months, 26 months, and 53 months, respectively.
The 2018 Notes were convertible beginning on March 15, 2018 and are classified as current liabilities on the condensed consolidated balance sheets as they are due within one year. As of the date of this filing, the note holders of the 2018 Notes have not submitted requests for conversion.
For more than 20 trading days during the 30 consecutive trading days ended April 30, 2018, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2020 Notes. As a result, the 2020 Notes are convertible at the option of the holders during the second quarter of fiscal 2019. Accordingly, the 2020 Notes are classified as current on the condensed consolidated balance sheet as of April 30, 2018. As of the date of this filing, the note holders of the 2020 Notes have not submitted requests for conversion.
The effective interest rates of the liability components of the 2018 Notes, 2020 Notes, and 2022 Notes are 5.75%, 6.25%, and 4.60% respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended April 30,
	2018			2017
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Contractual interest expense	$656	$937	$719	$656	$938	$—
Interest cost related to amortization of debt issuance costs	352	168	714	352	168	—
Interest cost related to amortization of the debt discount	4,283	2,561	10,061	4,044	2,406	—
We capitalized interest costs related to the Notes of $2 million and $1 million for the three months ended April 30, 2018 and 2017, respectively.

Notes Hedges
In connection with the issuance of the Notes, we entered into convertible note hedge transactions with respect to our Class A common stock ("Purchased Options"). The Purchased Options relating to the 2018 Notes give us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2018 Notes, approximately 4.2 million shares of our Class A common stock for $83.28 per share, exercisable upon conversion of the 2018 Notes. The Purchased Options relating to the 2020 Notes give us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2020 Notes, approximately 3.1 million shares of our Class A common stock for $81.74 per share, exercisable upon conversion of the 2020 Notes. The Purchased Options relating to the 2022 Notes give us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2022 Notes, approximately 7.8 million shares of our Class A common stock for $147.10 per share, exercisable upon conversion of the 2022 Notes. The Purchased Options will expire in 2018 for the 2018 Notes, in 2020 for the 2020 Notes, and in 2022 for the 2022 Notes, if not exercised earlier. The Purchased Options are intended to offset potential economic dilution to our Class A common stock upon any conversion of the Notes. The Purchased Options are separate transactions and are not part of the terms of the Notes.
We paid an aggregate amount of $144 million for the Purchased Options relating to the 2018 Notes and 2020 Notes, and $176 million for the Purchased Options relating to the 2022 Notes. The amount paid for the Purchased Options is included in Additional paid-in capital on the condensed consolidated balance sheets.
Warrants
In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants ("Warrants") to acquire, subject to anti-dilution adjustments, up to approximately 4.2 million shares over 60 scheduled trading days beginning in October 2018, 3.1 million shares over 60 scheduled trading days beginning in October 2020, and 7.8 million shares over 60 scheduled trading days beginning in January 2023 of our Class A common stock at an exercise price of $107.96, $107.96, and $213.96 per share, respectively. If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share assuming that we are profitable. The Warrants are separate transactions, and are not part of the terms of the Notes or the Purchased Options.
We received aggregate proceeds of $93 million from the sale of the Warrants related to the 2018 Notes and the 2020 Notes, and $81 million from the sale of the Warrants related to the 2022 Notes. The proceeds from the sale of the Warrants are recorded in Additional paid-in capital on the condensed consolidated balance sheets.
Note 11. Commitments and Contingencies
Facility and Computing Infrastructure-related Commitments
We have entered into non-cancelable agreements for certain of our offices and data centers with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 17). Our operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage as well as data center power capacity for certain data centers. We generally recognize these expenses on a straight-line basis over the period in which we benefit from the lease. We have accrued for rent expense incurred but not paid. Total rent expense was $23 million and $19 million for the three months ended April 30, 2018 and 2017, respectively.
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
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of April 30, 2018, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 12. Common Stock and Stockholders’ Equity
Common Stock
As of April 30, 2018, there were 146 million shares of Class A common stock and 69 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan ("EIP") serves as the successor to our 2005 Stock Plan (together with the EIP, the "Stock Plans"). Pursuant to the terms of the EIP, the share reserve increased by 11 million shares in March 2018. As of April 30, 2018, we had approximately 67 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. As of April 30, 2018, approximately 7 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units ("RSUs") to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the three months ended April 30, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2018	12,819,516	$84.77
RSUs granted	4,719,296	125.00
RSUs vested	(2,259,472)	82.40
RSUs forfeited	(230,719)	87.67
Balance as of April 30, 2018	15,048,621	$97.70
As of April 30, 2018, there was a total of $1.4 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.1 years.
Performance-based Restricted Stock Units
During fiscal 2018, 0.4 million shares of performance-based restricted stock units ("PRSUs") were granted to all employees other than executive management and included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2018. During the three months ended April 30, 2018, we recognized $7 million in compensation cost related to these PRSUs.

Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the three months ended April 30, 2018 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2018	6,595,486	$4.23	$763
Stock options granted	—	—
Stock options exercised	(516,354)	5.03
Stock options canceled	—	—
Balance as of April 30, 2018	6,079,132	$4.16	$734
Vested and expected to vest as of April 30, 2018	6,079,126	$4.16	$734
Exercisable as of April 30, 2018	6,078,882	$4.16	$734
As of April 30, 2018, the unrecognized compensation cost related to unvested stock options was not material.
Note 13. Unearned Revenue and Performance Obligations
$487 million and $361 million of subscription services revenue was recognized during the three months ended April 30, 2018 and 2017, respectively, that was included in the unearned revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2018, approximately $5.2 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately two thirds of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of April 30, 2018 was not material.
Note 14. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,
	2018	2017
Interest income	$12,236	$4,029
Interest expense (1)	(18,302)	(6,986)
Other income (expense)	2,218	1,294
Other income (expense), net	$(3,848)	$(1,663)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes, 2020 Notes, and 2022 Notes and non-cash interest expense related to amortization of the debt discount and debt issuance costs, net of capitalized interest costs (see Note 10).

Note 15. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjusting for discrete tax items in the period. We reported a tax benefit of $1 million and a tax provision of $2 million for the three months ended April 30, 2018 and 2017, respectively. The income tax benefit for the three months ended April 30, 2018 was primarily attributable to the application of intra-period tax allocation rules related to gains from comprehensive income and excess tax benefits in certain foreign jurisdictions from share-based compensation. The benefit was partially offset by state taxes and income tax expense in profitable foreign jurisdictions. The income tax provision for the three months ended April 30, 2017 was primarily attributable to state taxes and income tax expense in profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of April 30, 2018, we continue to maintain a full valuation allowance on our deferred tax assets except for certain jurisdictions.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows companies to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. As of April 30, 2018, we did not have any significant adjustments to our initial assessment performed as of January 31, 2018. We will continue our analysis for all the tax effects of the Tax Act, which are still subject to change during the measurement period, and anticipate further guidance on accounting interpretations from the FASB and application of the Tax Act from the Department of the Treasury.
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
The net loss per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common shares and Class B common shares as if the loss for the period had been distributed. As the liquidation and dividend rights are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended April 30,
	2018		2017
	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(50,145)	$(24,265)	$(40,599)	$(23,445)
Denominator:
Weighted-average common shares outstanding	143,579	69,476	129,206	74,612
Basic and diluted net loss per share	$(0.35)	$(0.35)	$(0.31)	$(0.31)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of April 30,
	2018	2017
Outstanding common stock options	6,079	8,468
Shares subject to repurchase	—	70
Unvested restricted stock awards, units, and PRSUs	15,051	15,133
Shares related to the convertible senior notes	15,079	7,261
Shares subject to warrants related to the issuance of convertible senior notes	15,079	7,261
Shares issuable pursuant to the ESPP	466	485
	51,754	38,678
Note 17. Related Party Transactions
We lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California under various lease agreements. The average term of the agreements is 9 years and the total rent expense under these agreements was $3 million and $2 million for the three months ended April 30, 2018 and 2017, respectively.
Note 18. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States, and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2018	2017
United States	$480,082	$383,171
Other countries	138,561	96,690
Total	$618,643	$479,861
No single country other than the United States had revenues greater than 10% of total revenues for the three months ended April 30, 2018 and 2017. No customer individually accounted for more than 10% of our trade and other receivables, net as of April 30, 2018 or January 31, 2018.

Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth Property and equipment, net by geographic area (in thousands):

	April 30, 2018	January 31, 2018
United States	$547,010	$479,996
Ireland	51,205	52,904
Other countries	13,078	13,709
Total	$611,293	$546,609

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
We were founded in 2005 to deliver cloud applications to global enterprises. Our applications are designed around the way people work today—in an environment that is global, collaborative, fast-paced, and mobile. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our HCM application in 2006 and our Financial Management application in 2007. Since then we have continued to invest in innovation and have consistently introduced new services to our customers.
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
Our diverse customer base includes medium-sized and large, global companies. We have achieved significant growth in a relatively short period of time with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 8,600 and approximately 6,900 employees as of April 30, 2018 and 2017, respectively.

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
Subscription services revenues accounted for 84% of our total revenues during the three months ended April 30, 2018 and represented 96% of our total unearned revenue as of April 30, 2018. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Costs of professional services revenues. Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the cost of subcontractors, and travel.
Product development. Product development expenses consist primarily of employee-related costs. We continue to focus our product development efforts on adding new features and applications, increasing the functionality, and enhancing the ease of use of our cloud applications.

Sales and marketing. Sales and marketing expenses consist primarily of employee-related costs, sales commissions, marketing programs, and travel. Marketing programs consist of advertising, events, corporate communications, brand building, and product marketing activities. Sales commissions are considered incremental costs of obtaining a contract with a customer and are deferred and amortized. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period.
General and administrative. General and administrative expenses consist of employee-related costs for finance and accounting, legal, human resources, information systems personnel, professional fees, and other corporate expenses.
Results of Operations
Revenues
Our total revenues for the three months ended April 30, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended April 30,
	2018	2017	% Change
Revenues:
Subscription services	$522,149	$399,736	31%
Professional services	96,494	80,125	20%
Total revenues	$618,643	$479,861	29%
Total revenues were $619 million for the three months ended April 30, 2018, compared to $480 million during the prior year period, an increase of $139 million, or 29%. Subscription services revenues were $522 million for the three months ended April 30, 2018, compared to $400 million for the prior year period, an increase of $122 million, or 31%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $96 million for the three months ended April 30, 2018, compared to $80 million for the prior year period, an increase of $16 million, or 20%. The increase in professional services revenues was due primarily to the addition of new customers and Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Operating Expenses
GAAP operating expenses were $690 million for the three months ended April 30, 2018, compared to $540 million for the prior year period, an increase of $150 million, or 28%. The increase was primarily due to an increase of $114 million in employee-related costs driven by higher headcount, $7 million in facility and IT-related expenses, $7 million in third-party costs for hardware maintenance and data center capacity, $7 million in depreciation and amortization expenses, and $7 million in marketing expenses.
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
Non-GAAP operating expenses were $538 million for the three months ended April 30, 2018, compared to $419 million for the prior year period, an increase of $119 million, or 28%. The increase was primarily due to an increase of $84 million in employee-related costs driven by higher headcount, $7 million in facility and IT-related expenses, $7 million in third-party costs for hardware maintenance and data center capacity, $7 million in depreciation and amortization expenses, and $7 million in marketing expenses.

Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended April 30, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$80,245	$(7,877)	$(4,452)	$67,916
Costs of professional services	97,726	(10,792)	(1,701)	85,233
Product development	263,584	(68,511)	(8,797)	186,276
Sales and marketing	192,771	(25,612)	(2,580)	164,579
General and administrative	55,581	(19,867)	(1,867)	33,847
Total costs and expenses	$689,907	$(132,659)	$(19,397)	$537,851

	Three Months Ended April 30, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$59,798	$(5,691)	$(546)	$53,561
Costs of professional services	76,913	(8,021)	(906)	67,986
Product development	196,439	(51,029)	(8,962)	136,448
Sales and marketing	155,709	(23,159)	(1,674)	130,876
General and administrative	51,202	(19,888)	(1,318)	29,996
Total costs and expenses	$540,061	$(107,788)	$(13,406)	$418,867

(1)
Share-based compensation expenses were $133 million and $108 million for the three months ended April 30, 2018 and 2017, respectively. The increase in share-based compensation expenses was primarily due to grants of restricted stock units ("RSUs") to existing and new employees.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $14 million and $8 million for the three months ended April 30, 2018 and 2017, respectively. In addition, other operating expenses included amortization of acquisition-related intangible assets of $5 million for each of the three month periods ended April 30, 2018 and 2017.

(3)	See "Non-GAAP Financial Measures" below for further information.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $80 million for the three months ended April 30, 2018, compared to $60 million for the prior year period, an increase of $20 million, or 33%. The increase was primarily due to increases of $8 million in employee-related costs driven by higher headcount, $7 million in depreciation expense related to equipment in our data centers, and $4 million in third-party costs for hardware maintenance and data center capacity.
Non-GAAP operating expenses in costs of subscription services were $68 million for the three months ended April 30, 2018, compared to $54 million for the prior year period, an increase of $14 million, or 26%. The increase was primarily due to increases of $6 million in employee-related costs driven by higher headcount, $4 million in third-party costs for hardware maintenance and data center capacity, and $3 million in depreciation expense related to equipment in our data centers.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $98 million for the three months ended April 30, 2018, compared to $77 million for the prior year period, an increase of $21 million, or 27%. The increase was primarily due to additional costs of $17 million to staff our deployment and integration engagements and $2 million in facility and IT-related expenses.

Non-GAAP operating expenses in costs of professional services were $85 million for the three months ended April 30, 2018, compared to $68 million for the prior year period, an increase of $17 million, or 25%. The increase was primarily due to additional costs of $14 million to staff our deployment and integration engagements and $2 million in facility and IT-related expenses.
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
GAAP operating expenses in product development were $264 million for the three months ended April 30, 2018, compared to $196 million for the prior year period, an increase of $68 million, or 35%. The increase was primarily due to increases of $58 million in employee-related costs driven by higher headcount and $9 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $186 million for the three months ended April 30, 2018, compared to $136 million for the prior year period, an increase of $50 million, or 37%. The increase was primarily due to increases of $37 million in employee-related costs driven by higher headcount and $9 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and expand our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $193 million for the three months ended April 30, 2018, compared to $156 million for the prior year period, an increase of $37 million, or 24%. The increase was primarily due to increases of $25 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $7 million in advertising, marketing, and event costs, and $3 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $165 million for the three months ended April 30, 2018, compared to $131 million for the prior year period, an increase of $34 million, or 26%. The increase was primarily due to increases of $22 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $7 million in advertising, marketing, and event costs, and $3 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $56 million for the three months ended April 30, 2018, compared to $51 million for the prior year period, an increase of $5 million, or 10%. The increase was primarily due to additional employee-related costs driven by higher headcount.
Non-GAAP operating expenses in general and administrative were $34 million for the three months ended April 30, 2018, compared to $30 million for the prior year period, an increase of $4 million, or 13%. The increase was primarily due to additional employee-related costs driven by higher headcount.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.

Operating Margins
GAAP operating margins improved from (12.5)% for the three months ended April 30, 2017 to (11.5)% for the three months ended April 30, 2018. The improvements in our GAAP operating margins in the three months ended April 30, 2018 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
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
Non-GAAP operating margins improved from 12.7% for the three months ended April 30, 2017 to 13.1% for the three months ended April 30, 2018. The improvements in our non-GAAP operating margins in the three months ended April 30, 2018 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended April 30, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(11.5)%	21.4%	3.2%	13.1%

	Three Months Ended April 30, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(12.5)%	22.5%	2.7%	12.7%

(1)	See "Non-GAAP Financial Measures" below for further information.
Other Income (Expense), Net
Other expense, net, increased $2 million for the three months ended April 30, 2018 as compared to the prior year period. The increase was primarily due to interest expense of $11 million related to the 0.25% convertible senior notes issued in September 2017, offset by an increase in interest income of $8 million.
Liquidity and Capital Resources
As of April 30, 2018, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $3.4 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds.
We have financed our operations primarily through customer payments, sales of equity securities, and issuance of debt. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing of construction of facilities in Pleasanton, California and the acquisition of additional facilities, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services, and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We also may choose to seek additional equity or debt financing.

Our cash flows for the three months ended April 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended April 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$184,233	$180,022
Investing activities	(284,586)	(222,889)
Financing activities	2,554	2,209
Effect of exchange rate changes	(420)	(132)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(98,219)	$(40,790)
Operating Activities
Cash provided by operating activities was $184 million and $180 million for the three months ended April 30, 2018 and 2017, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2018 was $285 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures related to the construction of our development center of $32 million, capital expenditures for data center and office space projects of $49 million, and purchases of non-marketable equity and other investments of $2 million. These payments were partially offset by proceeds of $27 million from the sale of marketable securities.
Cash used in investing activities for the three months ended April 30, 2017 was $223 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures for owned real estate projects (including construction of our development center) of $30 million, and capital expenditures for data center and office space projects of $31 million. These payments were partially offset by proceeds of $9 million from the sale of marketable securities.
We expect capital expenditures related to the construction of our development center will be approximately $200 million for fiscal 2019. We expect capital expenditures, excluding the development center project, will be approximately $200 million for fiscal 2019. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.
Financing Activities
Cash provided by financing activities was $3 million and $2 million for the three months ended April 30, 2018 and 2017, respectively, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Convertible Senior Notes
In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018 ("2018 Notes"), and we concurrently issued an additional $250 million of 1.50% convertible senior notes due July 15, 2020 ("2020 Notes"). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 ("2022 Notes" and together with the 2018 Notes and 2020 Notes, referred to as the "Notes"). Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the Notes will receive cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election. It is our intent to settle the 2018 Notes and 2020 Notes using a combination of cash and shares of Class A common stock.
The 2018 Notes were convertible beginning on March 15, 2018 and are classified as current liabilities on the condensed consolidated balance sheets as they are due within one year. As of the date of this filing, the note holders of the 2018 Notes have not submitted requests for conversion.
The 2020 Notes are convertible at the option of the holders during the second quarter of fiscal 2019 since the trigger for early conversion was met. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2020 Notes for more than 20 trading days during the 30 consecutive trading days ended April 30, 2018. The 2020 Notes were reclassified to current liabilities on the condensed consolidated balance sheet as of April 30, 2018. As of the date of this filing, the note holders of the 2020 Notes have not submitted requests for conversion.

Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). See "Non-GAAP Financial Measures" below for further information.
Free cash flows decreased by $14 million to $135 million for the three months ended April 30, 2018, compared to $149 million for the prior year period. The decrease was primarily due to an increase in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount, partially offset by increases in sales and the related cash collections.
Reconciliations of Net cash provided by (used in) operating activities to free cash flows were as follows (in thousands):

	Three Months Ended April 30,		Trailing Twelve Months Ended April 30,
	2018	2017	2018	2017
Net cash provided by (used in) operating activities	$184,233	$180,022	$469,938	$367,831
Capital expenditures, excluding owned real estate projects	(48,862)	(30,593)	(159,805)	(116,928)
Free cash flows	$135,371	$149,429	$310,133	$250,903

Non-GAAP Financial Measures
Regulation S-K Item 10(e), "Use of non-GAAP financial measures in Commission filings," defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating expenses, non-GAAP operating margin, and free cash flows each meet the definition of a non-GAAP financial measure.
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

•
Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, management believes it is useful to exclude share-based compensation expenses to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Share-based compensation expenses are determined using a number of factors, including our stock price, volatility, and forfeitures rates that are beyond our control and generally unrelated to operational decisions and performance in any particular period. Further, share-based compensation expenses are not reflective of the value ultimately received by the grant recipients.

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

Free Cash Flows
We define free cash flows as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). Capital expenditures deducted from cash flows from operations do not include purchases of land and buildings, and construction costs related to our new development center and other owned buildings. We exclude these owned real estate projects as they are infrequent in nature. For the current fiscal year, these costs primarily represent the construction of our new development center, which is anticipated to be completed in fiscal 2020. We use free cash flows as a measure of financial progress in our business, as it balances operating results, cash management, and capital efficiency. We believe information regarding free cash flows provides investors and others with an important perspective on the cash available to make strategic acquisitions and investments, to fund ongoing operations, and to fund other capital expenditures.
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
See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses, and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses, and non-GAAP operating margins, for the three months ended April 30, 2018 and 2017.

See Liquidity and Capital Resources—Free Cash Flows for a reconciliation from the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flow, for the three months ended April 30, 2018 and 2017.
Contractual Obligations
Our contractual obligations primarily consist of our convertible senior notes, as well as obligations under leases for office space, co-location facilities for data center capacity, and agreements related to computing infrastructure platforms for business operations. As of April 30, 2018, the future non-cancelable minimum payments under operating leases and computing infrastructure agreements were $398 million. During the remainder of fiscal 2019, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with options to renew. We expect our future operating lease obligations will increase as we expand our operations.
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
Off-Balance Sheet Arrangements
Through April 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the three months ended April 30, 2018, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2018 filed with the Securities and Exchange Commission ("SEC") on March 14, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of April 30, 2018 and 2017, our most significant currency exposures were the Euro, Canadian dollar, British pound, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9 of the notes to condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $3.4 billion and $3.3 billion as of April 30, 2018 and January 31, 2018, respectively. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as "available-for-sale" debt securities, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
An immediate increase of 100-basis points in interest rates would have resulted in an $11 million and $10 million market value reduction in our investment portfolio as of April 30, 2018 and January 31, 2018, respectively. An immediate decrease of 100-basis points in interest rates would have increased the market value by $11 million and $10 million as of April 30, 2018 and January 31, 2018, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in Accumulated other comprehensive income (loss), and are realized only if we sell the underlying securities before maturity.
Market Risk and Market Interest Risk
In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018, and we concurrently issued an additional $250 million of 1.50% convertible senior notes due July 15, 2020. In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the Notes will receive cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election.
Concurrently with the issuance of the Notes, we entered into separate note hedge and warrant transactions. These separate transactions were completed to reduce the potential economic dilution from the conversion of the Notes.
The 2018 Notes, 2020 Notes, and 2022 Notes have fixed annual interest rates of 0.75%, 1.50%, and 0.25%, respectively, and therefore we do not have economic interest rate exposure on our Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The carrying values of the 2018 Notes, 2020 Notes, and 2022 Notes were $346 million, $224 million, and $939 million, respectively, as of April 30, 2018. These represent the liability component of the principal balance of our Notes as of April 30, 2018. The total estimated fair values of the 2018 Notes, 2020 Notes, and 2022 Notes as of April 30, 2018 were $521 million, $392 million, and $1.2 billion, respectively. The fair values were determined based on the quoted bid prices of the 2018 Notes, 2020 Notes, and 2022 Notes in an over-the-counter market as of the last day of trading for the current fiscal quarter, which were $148.79, $156.99, and $108.51, respectively. For further information, see Note 10 of the notes to condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of the end of the period covered by this report.
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
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding their employees, customers, and suppliers as well as their finance and payroll data. As a result, unauthorized access or use of this data could result in the loss or destruction of information, litigation, indemnity obligations, and other liabilities. We devote significant financial and personnel resources to implement and maintain security measures. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, if these measures are compromised as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to or use of our customers’ data, our reputation could be damaged, our business may suffer, and we could incur significant liabilities as well as incur significant costs to remediate any incidents. Cyber security challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, are often targeted at companies such as ours, and may take a variety of forms ranging from individual and groups of hackers to sophisticated organizations. Key cyber security risks range from viruses, worms, and other malicious software programs to "mega breaches" targeted against cloud services and other hosted software, any of which can result in disclosure of confidential information and intellectual property, defective products, production downtimes, supply shortages, and compromised data. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may generally lose trust in the security of financial management and HCM applications or analytics platforms. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, or result in lawsuits, regulatory fines, or other action or liabilities, which could adversely affect our operating results.
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
Furthermore, our financial management application is essential to Workday's and our customers’ financial projections, reporting, and compliance programs, particularly customers who are public reporting companies. Any interruption in our service may affect the availability, accuracy or timeliness of such projections, reporting and compliance programs and as a result could damage our reputation, cause our customers to terminate their use of our applications, require us to issue refunds for prepaid and unused subscription services, require us to indemnify our customers against certain losses, and prevent us from gaining additional business from current or future customers as well as impact our ability to accurately and timely meet our reporting and other compliance obligations.
If we fail to manage our technical operations infrastructure or experience service outages or delays in the deployment of our applications, we may be subject to liabilities and our reputation and operating results may be adversely affected.
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
We have experienced, and may in the future experience, system disruptions, outages, and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our customer agreements typically provide service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications, we may be contractually obligated to issue service credits or refunds to customers for prepaid and unused subscription services, our customers may make warranty or other claims against us, or we could face contract terminations which would adversely affect our attrition rates. Any extended service outages could result in customer losses, and adversely affect our reputation, revenues, and operating results.
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

Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Workday and our customers. In 2016, the European Union ("EU") and United States agreed to a framework for data transferred from the EU to the United States, called the Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, in 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation ("GDPR"), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 1,550 employees at the time of our initial public offering ("IPO") in October 2012 to approximately 8,600 employees as of April 30, 2018, and we have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
To execute our growth plan, we must attract and retain highly qualified personnel, and our managers must be successful in hiring employees who share our values and have the competencies to succeed at Workday. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services, and for senior sales executives. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in desired geographic areas or at all.

Many of the companies with which we compete for experienced personnel have greater resources than we have and some of these companies may offer more lucrative compensation packages. Particularly in the San Francisco Bay Area, job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Job candidates may also be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have a chilling effect on hiring and result in a diversion of our time and resources. Additionally, laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas, may limit our ability to recruit internationally. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.
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
Our success will depend to a substantial extent on the continued growth of cloud computing in general, and of financial management and HCM services in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to cloud computing. It is difficult to predict customer adoption rates and demand for our applications, the future growth rate and size of the cloud computing market, or the entry of competitive applications. The continued expansion of the cloud computing market depends on a number of factors, including the cost, performance, and perceived value associated with cloud computing as well as the ability of cloud computing companies to address security and privacy concerns. Further, the cloud computing market is less developed in many jurisdictions outside of the United States. If we or other cloud computing providers experience security incidents, loss of customer data, disruptions in delivery, or other problems, the market for cloud computing applications as a whole, including our applications, may be negatively affected. If there is a reduction in demand for cloud computing caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and applications, decreases in corporate spending, or otherwise, it could result in decreased revenues or growth rates and our business could be adversely affected.
If we are not able to provide successful enhancements, new features and modifications, our business could be adversely affected.
If we are unable to provide enhancements and new features for our existing applications or new applications that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to improve their utility to larger customers with complex, dynamic, and global operations. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to the technologies required to build and improve our applications, such as the datasets required to train our machine learning models. Failure in this regard may significantly impair our revenue growth by negatively impacting customer renewal rates or result in an inability to attract new customers. In addition, because our applications are designed to operate on a variety of systems, we will need to continuously modify and enhance our applications to keep pace with changes in Internet-related hardware, iOS, Android, and other mobile-related technologies and other software, communication, browser, and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. We must also appropriately balance the application capability demands of our current customers with the capabilities required to address the broader market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our product development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction, and adversely affect our business.
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
Our ability to increase revenues and achieve and maintain profitability depends, in large part, on widespread acceptance of our applications by large businesses and other organizations. Sales efforts targeted at these large customers involve greater costs, longer sales cycles, and less predictability in completing some of our sales. Our customers’ deployment timeframes vary based on many factors including the number and type of applications being deployed, the complexity and scale of the customers’ businesses, the configuration requirements, the number of integrations with other systems, and other factors, many of which are beyond our control. In the large enterprise market, the customer’s decision to use our applications may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. In addition, our target customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors. Our typical sales cycles are six to twelve months but can extend for 18 months or more, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period.
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

Any of the above factors may negatively impact our ability to sell our applications and offer services globally, reduce our competitive position in foreign markets, increase our costs of global operations, and reduce demand for our applications and services from global customers. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time an increasing portion of our sales contracts outside the U.S. may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We have a hedging program but we cannot ensure that this hedging program will be effective and we will continue to have risk of exchange rate fluctuations.
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
In addition, from time to time we invest in private growth stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on these investments. All of our venture investments are subject to a risk of partial or total loss of investment capital.
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
We generally recognize subscription services revenues from customers when control of the promised services is transferred, which typically occurs over a period of three years or longer. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscription contracts in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription revenues from new customers generally are recognized over the applicable subscription term.
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
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, attracting new customers, and hiring and retaining employees. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our applications. In addition, if our brand is negatively impacted, it may be more difficult to hire and retain employees.
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
Our success and ability to compete depend in part upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate.
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
Some of our applications include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our applications. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be impacted by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.
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
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our applications and could have a negative impact on our business.
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
As of April 30, 2018, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2027 and 2020 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an "ownership change." A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our services and adversely impact our business.
We operate and are subject to taxes in the United States and numerous other jurisdictions throughout the world. Changes to federal, state, local, or international tax laws on income, sales, use, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations are currently being considered by the United States and other countries where we do business. These contemplated legislative initiatives include, but are not limited to, changes to transfer pricing policies and definitional changes to permanent establishment that could be applied solely or disproportionately to services provided over the Internet. These contemplated tax initiatives, if finalized and adopted by countries, may ultimately impact our effective tax rate and could adversely affect our sales activity resulting in a negative impact on our operating results and cash flows.
In addition, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us to pay additional tax amounts, fines or penalties, and interest for past amounts. Existing tax laws, statutes, rules, regulations, or ordinances could also be interpreted, changed, modified, or applied adversely to our customers (possibly with retroactive effect), which could require our customers to pay additional tax amounts with respect to services we have provided, fines or penalties, and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows. If our customers must pay additional fines or penalties, it could adversely affect demand for our services.
The 2017 Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As additional regulatory guidance is issued by the applicable taxing authorities and as accounting treatment is clarified, we will perform additional analysis on the application of the law and refine estimates in calculating the effect, which may produce different results and will be reflected in the period the analysis is completed.
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
As of April 30, 2018, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 58 million shares of Class B common stock, 0.1 million shares of Class A common stock, and less than 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of April 30, 2018, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire approximately 2 million shares of Class B common stock and 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors, and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of April 30, 2018. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.1	Second Supplemental Indenture to the 2020 Indenture dated April 27, 2018 between Workday, Inc. and Wells Fargo Bank, National Association					X
10.1†	2012 Employee Stock Purchase Plan					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
† Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: June 1, 2018

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
Co-President and Chief Financial Officer (Principal Financial Officer)