Form 10-Q
period 2018-07-31
Workday, Inc.
filed 2018-09-05
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 31, 2018, there were approximately 217 million shares of the registrant’s common stock outstanding, net of treasury stock.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,693,743	$1,134,355
Marketable securities	1,291,352	2,133,495
Trade and other receivables, net	457,496	528,208
Deferred costs	66,274	63,060
Prepaid expenses and other current assets	105,173	97,860
Total current assets	3,614,038	3,956,978
Property and equipment, net	678,525	546,609
Deferred costs, noncurrent	140,423	140,509
Acquisition-related intangible assets, net	35,927	34,234
Goodwill	175,073	159,376
Other assets	121,074	109,718
Total assets	$4,765,060	$4,947,424
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,910	$20,998
Accrued expenses and other current liabilities	119,972	121,879
Accrued compensation	140,340	148,247
Unearned revenue	1,393,848	1,426,241
Current portion of convertible senior notes, net	226,877	341,509
Total current liabilities	1,913,947	2,058,874
Convertible senior notes, net	950,132	1,149,845
Unearned revenue, noncurrent	89,376	110,906
Other liabilities	36,381	47,434
Total liabilities	2,989,836	3,367,059
Stockholders’ equity:
Common stock	218	211
Additional paid-in capital	3,869,111	3,354,423
Treasury stock	(193,679)	—
Accumulated other comprehensive income (loss)	(12,431)	(46,413)
Accumulated deficit	(1,887,995)	(1,727,856)
Total stockholders’ equity	1,775,224	1,580,365
Total liabilities and stockholders’ equity	$4,765,060	$4,947,424

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenues:
Subscription services	$565,659	$434,527	$1,087,808	$834,263
Professional services	106,061	90,793	202,555	170,918
Total revenues	671,720	525,320	1,290,363	1,005,181
Costs and expenses (1):
Costs of subscription services	87,523	65,931	167,768	125,729
Costs of professional services	112,707	92,264	210,433	169,177
Product development	292,840	221,103	556,424	417,542
Sales and marketing	202,464	171,952	395,235	327,661
General and administrative	65,168	55,699	120,749	106,901
Total costs and expenses	760,702	606,949	1,450,609	1,147,010
Operating loss	(88,982)	(81,629)	(160,246)	(141,829)
Other income (expense), net	1,613	938	(2,235)	(725)
Loss before provision for (benefit from) income taxes	(87,369)	(80,691)	(162,481)	(142,554)
Provision for (benefit from) income taxes	(1,213)	1,841	(1,915)	4,022
Net loss	$(86,156)	$(82,532)	$(160,566)	$(146,576)
Net loss per share, basic and diluted	$(0.40)	$(0.40)	$(0.75)	$(0.71)
Weighted-average shares used to compute net loss per share, basic and diluted	215,932	207,028	214,517	205,453

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$8,521	$6,580	$16,398	$12,271
Costs of professional services	12,518	9,301	23,310	17,322
Product development	75,354	56,923	143,865	107,952
Sales and marketing	29,367	25,942	54,979	49,101
General and administrative	21,303	22,777	41,170	42,665

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net loss	$(86,156)	$(82,532)	$(160,566)	$(146,576)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(474)	1,243	(1,261)	966
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $284, $0, $284, and $0, respectively	1,439	146	906	(629)
Net change in market value of effective foreign currency forward exchange contracts, net of tax provision of $2,481, $0, $4,905, and $0, respectively	17,370	(23,396)	34,337	(24,605)
Other comprehensive income (loss), net of tax	18,335	(22,007)	33,982	(24,268)
Comprehensive loss	$(67,821)	$(104,539)	$(126,584)	$(170,844)

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Cash flows from operating activities
Net loss	$(86,156)	$(82,532)	$(160,566)	$(146,576)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42,226	33,501	80,890	65,298
Share-based compensation expenses	147,063	121,523	279,722	229,311
Amortization of deferred costs	17,061	14,009	33,421	27,646
Amortization of debt discount and issuance costs	17,490	6,785	35,629	13,735
Other	(4,894)	1,927	(14,183)	6,185
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(104,758)	(71,422)	63,944	40,393
Deferred costs	(23,943)	(19,437)	(36,549)	(30,818)
Prepaid expenses and other assets	(5,446)	(8,968)	3,042	(12,018)
Accounts payable	5,987	10,778	13,941	10,213
Accrued expenses and other liabilities	(15,182)	(13,472)	(3,555)	(9,383)
Unearned revenue	68,168	22,434	(53,887)	1,162
Net cash provided by (used in) operating activities	57,616	15,126	241,849	195,148
Cash flows from investing activities
Purchases of marketable securities	(526,216)	(285,197)	(1,434,342)	(898,448)
Maturities of marketable securities	655,205	371,471	1,341,881	813,341
Sales of marketable securities	914,938	180,863	942,297	189,937
Owned real estate projects	(49,537)	(22,996)	(88,770)	(52,535)
Capital expenditures, excluding owned real estate projects	(53,346)	(38,528)	(102,208)	(69,121)
Business combinations, net of cash acquired	(26,737)	—	(26,737)	—
Purchase of other intangible assets	(1,000)	—	(1,000)	—
Purchases of non-marketable equity and other investments	(1,000)	(5,000)	(3,400)	(5,450)
Sale and maturities of non-marketable equity and other investments	—	732	—	732
Net cash provided by (used in) investing activities	912,307	201,345	627,721	(21,544)
Cash flows from financing activities
Payments on convertible senior notes	(350,005)	—	(350,005)	—
Proceeds from issuance of common stock from employee equity plans	38,686	32,274	41,297	34,527
Other	(59)	(32)	(116)	(76)
Net cash provided by (used in) financing activities	(311,378)	32,242	(308,824)	34,451
Effect of exchange rate changes	(162)	715	(582)	583
Net increase (decrease) in cash, cash equivalents, and restricted cash	658,383	249,428	560,164	208,638
Cash, cash equivalents, and restricted cash at the beginning of period	1,037,435	501,104	1,135,654	541,894
Cash, cash equivalents, and restricted cash at the end of period	$1,695,818	$750,532	$1,695,818	$750,532

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$14	$46	$33	$46
Cash paid for income taxes	1,492	1,262	3,206	2,608
Non-cash investing and financing activities:
Vesting of early exercised stock options	$—	$282	$—	$564
Purchases of property and equipment, accrued but not paid	63,052	33,219	63,052	33,219
Non-cash additions to property and equipment	307	485	365	627

	July 31,
	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$1,693,743	$748,599
Restricted cash included in Other assets	2,075	1,933
Total cash, cash equivalents, and restricted cash	$1,695,818	$750,532

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended July 31, 2018 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2018, filed with the SEC on March 14, 2018.
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

•
Non-marketable equity investments (no readily determinable fair values): For our equity investments previously classified as cost method investments that do not qualify for the net asset value practical expedient, we measure them at fair value or the measurement alternative. The measurement alternative is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments resulting from impairment, fair value, or observable price changes are accounted for in the condensed consolidated statements of operations. We adopted the guidance prospectively effective February 1, 2018, and there was no impact to our condensed consolidated financial statements.

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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under Accounting Standards Codification Topic 840 Leases. The guidance is effective for our fiscal year beginning February 1, 2019 and must be applied using a modified retrospective approach. Early adoption is permitted. We plan to adopt this new standard in the first quarter of our fiscal 2020. We continue to evaluate the effect of adopting this guidance on our condensed consolidated financial statements and related disclosures. Upon adoption, we will recognize right-of-use assets and operating lease liabilities on our condensed consolidated balance sheets, which will increase our total assets and total liabilities. We are evaluating the accounting, transition, and disclosure requirements of this standard and cannot currently estimate the financial statement impact of adoption.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance is effective for our fiscal year beginning February 1, 2019 and must be applied using a modified retrospective approach. Early adoption is permitted. We plan to adopt this new standard in the first quarter of our fiscal 2020. We are evaluating the accounting, transition, and disclosure requirements of this standard and cannot currently estimate the financial statement impact of adoption.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (the "Tax Act") to retained earnings. The guidance is effective for our fiscal year beginning February 1, 2019 and must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted. We plan to adopt the new standard in the first quarter of our fiscal 2020 and do not expect it to have a material impact on our condensed consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, with certain exceptions. The guidance is effective for our fiscal year beginning February 1, 2019. Early adoption is permitted. We plan to adopt this new standard in the first quarter of our fiscal 2020 and do not expect it to have a material impact on our condensed consolidated financial statements.

Note 3. Investments
Marketable Securities
At July 31, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$283,022	$—	$(548)	$282,474
U.S. treasury securities	541,060	4	(674)	540,390
Corporate bonds	373,800	40	(1,039)	372,801
Commercial paper	107,110	—	—	107,110
	$1,304,992	$44	$(2,261)	$1,302,775
Included in cash and cash equivalents	$11,423	$—	$—	$11,423
Included in marketable securities	$1,293,569	$44	$(2,261)	$1,291,352
At January 31, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$683,551	$—	$(1,127)	$682,424
U.S. treasury securities	797,977	—	(1,142)	796,835
Corporate bonds	470,259	16	(1,154)	469,121
Commercial paper	602,727	—	—	602,727
	$2,554,514	$16	$(3,423)	$2,551,107
Included in cash and cash equivalents	$417,613	$—	$(1)	$417,612
Included in marketable securities	$2,136,901	$16	$(3,422)	$2,133,495
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of July 31, 2018. The unrealized losses on marketable securities which have been in a net loss position for 12 months or more were not material as of July 31, 2018. We classify our marketable securities as available-for-sale debt securities at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the accompanying condensed consolidated balance sheets. Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months, and the remainder of the securities is included in Cash and cash equivalents. We sold $915 million and $181 million of our marketable securities during the three months ended July 31, 2018 and 2017, respectively, and $942 million and $190 million of our marketable securities during the six months ended July 31, 2018 and 2017, respectively. The realized losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

	July 31, 2018	January 31, 2018
Marketable equity investments	$1,451,961	$551,804
Non-marketable equity investments	30,405	28,005
	$1,482,366	$579,809
Marketable equity investments consist of money market funds and are included in Cash and cash equivalents on the condensed consolidated balance sheets. During the three and six months ended July 31, 2018, there were no unrealized gains or losses recognized for these investments.
Non-marketable equity investments consist of investments in privately held companies without readily determinable fair values and are included in Other assets on the condensed consolidated balance sheets. During the three and six months ended July 31, 2018, there were no adjustments made to the carrying value of the non-marketable equity investments as measured under the measurement alternative.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of July 31, 2018 (in thousands):

Description	Level 1	Level 2	Level 3	Total
U.S. agency obligations	$—	$282,474	$—	$282,474
U.S. treasury securities	540,390	—	—	540,390
Corporate bonds	—	372,801	—	372,801
Commercial paper	—	107,110	—	107,110
Money market funds	1,451,961	—	—	1,451,961
Foreign currency derivative assets	—	19,173	—	19,173
Total assets	$1,992,351	$781,558	$—	$2,773,909
Foreign currency derivative liabilities	$—	$1,986	$—	$1,986
Total liabilities	$—	$1,986	$—	$1,986
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	July 31, 2018		January 31, 2018
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
0.75% Convertible senior notes	$—	$—	$341,509	$504,994
1.50% Convertible senior notes	226,877	390,623	221,378	385,550
0.25% Convertible senior notes	950,132	1,221,760	928,467	1,200,577

In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018 ("2018 Notes"), which were subsequently converted by note holders during the three months ended July 31, 2018. In June 2013, concurrent with the 2018 Notes offering, we issued $250 million of 1.50% convertible senior notes due July 15, 2020 ("2020 Notes"). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 ("2022 Notes" and together with the 2018 Notes and 2020 Notes, referred to as the "Notes"). The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of each reporting period. The if-converted value of the 2020 Notes exceeded the principal amount by $129 million. The if-converted value of the 2022 Notes was less than the principal amount by $180 million. The if-converted values were determined based on the closing price of our common stock of $124.02 on July 31, 2018. For further information, see Note 10.
Note 5. Deferred Costs
Deferred costs, which primarily consist of deferred sales commissions, were $207 million and $204 million as of July 31, 2018 and January 31, 2018, respectively. Amortization expense for the deferred costs was $17 million and $14 million for the three months ended July 31, 2018 and 2017, respectively, and $33 million and $28 million for the six months ended July 31, 2018 and 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2018	January 31, 2018
Land	$13,199	$8,451
Buildings	343,904	255,093
Computers, equipment, and software	474,669	411,177
Computers, equipment, and software acquired under capital leases	11,677	13,848
Furniture and fixtures	35,270	34,809
Leasehold improvements	145,856	132,209
Property and equipment, gross (1)	1,024,575	855,587
Less accumulated depreciation and amortization	(346,050)	(308,978)
Property and equipment, net	$678,525	$546,609

(1)
Property and equipment, gross includes construction-in-progress for owned real estate projects of $244 million and $177 million that have not yet been placed in service as of July 31, 2018 and January 31, 2018, respectively.

Depreciation expense totaled $36 million and $28 million for the three months ended July 31, 2018 and 2017, respectively, and $69 million and $55 million for the six months ended July 31, 2018 and 2017, respectively. Interest costs capitalized to property and equipment totaled $2 million and $2 million for the three months ended July 31, 2018 and 2017, respectively, and $4 million and $3 million for the six months ended July 31, 2018 and 2017, respectively.
Note 7. Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	July 31, 2018	January 31, 2018
Acquired developed technology	$81,800	$69,700
Customer relationship assets	1,000	1,000
	82,800	70,700
Less accumulated amortization	(46,873)	(36,466)
Acquisition-related intangible assets, net	$35,927	$34,234
In the second quarter of fiscal 2019, we completed two acquisitions resulting in an increase of $12 million and $16 million in acquired developed technology and goodwill, respectively.
Amortization expense related to acquired developed technology and customer relationship assets was $5 million for each of the three month periods ended July 31, 2018 and 2017, and $10 million for each of the six month periods ended July 31, 2018 and 2017, respectively.

As of July 31, 2018, our future estimated amortization expense related to acquired developed technology and customer relationship assets is as follows (in thousands):

Fiscal Period:
2019	$11,770
2020	15,022
2021	5,058
2022	3,400
2023	677
Total	$35,927
Note 8. Other Assets
Other assets consisted of the following (in thousands):

	July 31, 2018	January 31, 2018
Non-marketable equity and other investments	$32,405	$29,205
Prepayments for computing infrastructure platform	9,369	13,588
Technology patents, net	11,396	11,217
Acquired land leasehold interest, net	9,518	9,570
Deposits	4,823	4,492
Net deferred tax assets	2,201	1,884
Other	51,362	39,762
Total	$121,074	$109,718
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
As of July 31, 2018 and January 31, 2018, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $655 million and $549 million, respectively. All contracts have maturities not greater than 36 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
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

As of July 31, 2018 and January 31, 2018, we had outstanding forward contracts with total notional values of $201 million and $75 million.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2018	January 31, 2018
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$9,717	$15
Foreign currency forward contracts designated as cash flow hedges	Other assets	9,071	4
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	347	79
Foreign currency forward contracts not designated as hedges	Other assets	38	—
Total Derivative Assets		$19,173	$98
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$1,022	$18,355
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	81	11,650
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	883	2,805
Foreign currency forward contracts not designated as hedges	Other liabilities	—	102
Total Derivative Liabilities		$1,986	$32,912
Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2018	2017	2018	2017
Gains (losses) recognized in OCI (effective portion) (1)	Net change in market value of effective foreign currency forward exchange contracts	$17,891	$(22,923)	$36,165	$(23,898)
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	(1,960)	473	(3,077)	707
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other income (expense), net	4,027	767	6,258	1,390

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of July 31, 2018, net losses of $6 million are expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
Derivative Type		2018	2017	2018	2017
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$1,884	$(2,619)	$3,678	$(2,625)

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
As of July 31, 2018, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative Assets:
Counterparty A	$5,527	$—	$5,527	$(78)	$—	$5,449
Counterparty B	11,340	—	11,340	(1,541)	—	9,799
Counterparty C	2,306	—	2,306	(367)	—	1,939
Total	$19,173	$—	$19,173	$(1,986)	$—	$17,187

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative Liabilities:
Counterparty A	$78	$—	$78	$(78)	$—	$—
Counterparty B	1,541	—	1,541	(1,541)	—	—
Counterparty C	367	—	367	(367)	—	—
Total	$1,986	$—	$1,986	$(1,986)	$—	$—
Note 10. Convertible Senior Notes, Net
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 with a principal amount of $350 million. The 2018 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 0.75% on January 15 and July 15 of each year. During the three months ended July 31, 2018, the 2018 Notes were converted by note holders and we repaid the $350 million principal balance in cash. We also distributed approximately 1.5 million shares of our Class A common stock to note holders during the three months ended July 31, 2018, which represents the conversion value in excess of the principal amount.
In June 2013, we issued 1.50% convertible senior notes due July 15, 2020 with a principal amount of $250 million. The 2020 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year. The 2020 Notes mature on July 15, 2020 unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2020 Notes prior to maturity.
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

For the 2020 Notes, the initial conversion rate is 12.2340 shares of Class A common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $81.74 per share of Class A common stock, subject to adjustment. Prior to the close of business on March 13, 2020, conversion of the 2020 Notes is subject to the satisfaction of certain conditions, as described below. For the 2022 Notes, the initial conversion rate is 6.7982 shares of Class A common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $147.10 per share of Class A common stock, subject to adjustment. Prior to the close of business on May 31, 2022, conversion of the 2022 Notes is subject to the satisfaction of certain conditions, as described below.
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
On or after March 15, 2020 for the 2020 Notes and June 1, 2022 for the 2022 Notes, holders of the respective Notes may convert their Notes at any time until the close of business on the second scheduled trading day immediately preceding the respective maturity date of their Notes.
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
In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.3 million and $0.4 million for the three months ended July 31, 2018 and 2017, respectively, and $0.6 million and $0.7 million for the six months ended July 31, 2018 and 2017, respectively. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million and $0.3 million for each of the three and six month periods ended July 31, 2018 and 2017. For the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million. Amortization expense for the liability issuance costs was $0.7 million and $1.4 million for the three and six months ended July 31, 2018.

The Notes, net consisted of the following (in thousands):

	July 31, 2018			January 31, 2018
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Principal amounts:
Principal	$—	$250,000	$1,150,000	$350,000	$250,000	$1,150,000
Unamortized debt discount	—	(21,806)	(187,952)	(7,850)	(26,968)	(208,188)
Unamortized debt issuance costs	—	(1,317)	(11,916)	(641)	(1,654)	(13,345)
Net carrying amount	$—	$226,877	$950,132	$341,509	$221,378	$928,467
Carrying amount of the equity component (1)	$74,887	$66,007	$219,702	$74,892	$66,007	$219,702

(1)
Included on the condensed consolidated balance sheets within Additional paid-in capital, net of $2 million, $2 million, and $4 million for the 2018 Notes, 2020 Notes, and 2022 Notes, respectively, in equity issuance costs.

As of July 31, 2018, the 2020 Notes and 2022 Notes have remaining lives of approximately 23 months and 50 months, respectively.
For more than 20 trading days during the 30 consecutive trading days ended April 30, 2018 and July 31, 2018, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2020 Notes. As a result, the 2020 Notes were convertible at the option of the holders during the second quarter of fiscal 2019 and will continue to be convertible during the third quarter of fiscal 2019. Accordingly, the 2020 Notes are classified as current on the condensed consolidated balance sheet as of July 31, 2018. From May 1, 2018 through the date of this filing, the amount of the principal balance of the 2020 Notes that has been converted or for which conversion has been requested was not material.
The effective interest rates of the liability components of the 2018 Notes, 2020 Notes, and 2022 Notes are 5.75%, 6.25%, and 4.60%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended July 31,						Six Months Ended July 31,
	2018			2017			2018			2017
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Contractual interest expense	$540	$938	$719	$657	$937	$—	$1,196	$1,875	$1,438	$1,313	$1,875	$—
Interest cost related to amortization of debt issuance costs	289	169	715	352	167	—	641	337	1,429	704	335	—
Interest cost related to amortization of the debt discount	3,567	2,601	10,175	4,104	2,444	—	7,850	5,162	20,236	8,148	4,850	—
We capitalized interest costs related to the Notes of $2 million and $2 million for the three months ended July 31, 2018 and 2017, respectively, and $4 million and $3 million for the six months ended July 31, 2018 and 2017, respectively.

Notes Hedges
In connection with the issuance of the Notes, we entered into convertible note hedge transactions with respect to our Class A common stock ("Purchased Options"). The Purchased Options relating to the 2018 Notes gave us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2018 Notes, approximately 4.2 million shares of our Class A common stock for $83.28 per share, exercisable upon conversion of the 2018 Notes. During the three months ended July 31, 2018, we received approximately 1.5 million shares of our Class A common stock from the exercise of the Purchased Options relating to the 2018 Notes. These shares are held as treasury stock as of July 31, 2018.
The Purchased Options relating to the 2020 Notes give us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2020 Notes, approximately 3.1 million shares of our Class A common stock for $81.74 per share, exercisable upon conversion of the 2020 Notes. The Purchased Options relating to the 2022 Notes give us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2022 Notes, approximately 7.8 million shares of our Class A common stock for $147.10 per share, exercisable upon conversion of the 2022 Notes. The Purchased Options will expire in 2020 for the 2020 Notes and in 2022 for the 2022 Notes, if not exercised earlier.
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
Warrants
In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants ("Warrants") to acquire, subject to anti-dilution adjustments, up to approximately 4.2 million shares over 60 scheduled trading days beginning in October 2018, 3.1 million shares over 60 scheduled trading days beginning in October 2020, and 7.8 million shares over 60 scheduled trading days beginning in January 2023 of our Class A common stock at an exercise price of $107.96, $107.96, and $213.96 per share, respectively. If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share assuming that we are profitable. The Warrants are separate transactions and are not part of the terms of the Notes or the Purchased Options.
We received aggregate proceeds of $93 million from the sale of the Warrants related to the 2018 Notes and the 2020 Notes, and $81 million from the sale of the Warrants related to the 2022 Notes. The proceeds from the sale of the Warrants are recorded in Additional paid-in capital on the condensed consolidated balance sheets.
Note 11. Commitments and Contingencies
Facility and Computing Infrastructure-related Commitments
We have entered into non-cancelable agreements for certain of our offices and data centers with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 17). Our operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage as well as data center power capacity for certain data centers. We generally recognize these expenses on a straight-line basis over the period in which we benefit from the lease. We have accrued for rent expense incurred but not paid. Total rent expense was $24 million and $20 million for the three months ended July 31, 2018 and 2017, respectively, and $47 million and $39 million for the six months ended July 31, 2018 and 2017, respectively.
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

Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of July 31, 2018, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 12. Common Stock and Stockholders’ Equity
Common Stock
As of July 31, 2018, there were 149 million shares of Class A common stock, net of treasury stock, and 68 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan ("EIP") serves as the successor to our 2005 Stock Plan (together with the EIP, the "Stock Plans"). Pursuant to the terms of the EIP, the share reserve increased by 11 million shares in March 2018. As of July 31, 2018, we had approximately 66 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. As of July 31, 2018, approximately 7 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units ("RSUs") to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the six months ended July 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2018	12,819,516	$84.77
RSUs granted	5,287,486	125.67
RSUs vested	(3,449,505)	83.16
RSUs forfeited	(460,192)	93.29
Balance as of July 31, 2018	14,197,305	$100.12
As of July 31, 2018, there was a total of $1.3 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.0 years.
Performance-based Restricted Stock Units

During fiscal 2018, 0.4 million shares of performance-based restricted stock units ("PRSUs") were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2018. During the six months ended July 31, 2018, we recognized $7 million in compensation cost related to these PRSUs.

Additionally, during the second quarter of fiscal 2019, 0.4 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. We expect to grant additional shares related to this program for employees hired in fiscal 2019. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2019 and if the individual employee continues to provide service through the vesting date of March 15, 2019. During the three and six months ended July 31, 2018, we recognized $9 million in compensation cost related to these PRSUs, and there is a total of $45 million in unrecognized compensation cost which is expected to be recognized over a weighted-average period of approximately seven months.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the six months ended July 31, 2018 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2018	6,595,486	$4.23	$763
Stock options granted	—	—
Stock options exercised	(751,957)	4.64
Stock options canceled	(12,000)	0.40
Balance as of July 31, 2018	5,831,529	$4.19	$699
Vested as of July 31, 2018	5,831,529	$4.19	$699
Exercisable as of July 31, 2018	5,831,529	$4.19	$699
As of July 31, 2018, there was no unrecognized compensation cost related to unvested stock options.
Note 13. Unearned Revenue and Performance Obligations
$507 million and $398 million of subscription services revenue was recognized during the three months ended July 31, 2018 and 2017, respectively, that was included in the unearned revenue balances as of April 30, 2018 and 2017, respectively. $899 million and $673 million of subscription services revenue was recognized during the six months ended July 31, 2018 and 2017, respectively, that was included in the unearned revenue balances as of January 31, 2018 and 2017, respectively. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2018, approximately $5.5 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately two thirds of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of July 31, 2018 was not material.
Note 14. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Interest income	$14,692	$5,051	$26,928	$9,080
Interest expense (1)	(17,515)	(6,840)	(35,817)	(13,826)
Other income (expense)	4,436	2,727	6,654	4,021
Other income (expense), net	$1,613	$938	$(2,235)	$(725)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes, 2020 Notes, and 2022 Notes and non-cash interest expense related to amortization of the debt discount and debt issuance costs, net of capitalized interest costs (see Note 10).

Note 15. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjusting for discrete tax items in the period. We reported an income tax benefit of $2 million and an income tax provision of $4 million for the six months ended July 31, 2018 and 2017, respectively. The income tax benefit for the six months ended July 31, 2018 was primarily attributable to the application of intra-period tax allocation rules related to gains from comprehensive income and excess tax benefits in certain foreign jurisdictions from share-based compensation. The income tax benefit was partially offset by state taxes and income tax expenses in profitable foreign jurisdictions. The income tax provision for the six months ended July 31, 2017 was primarily attributable to state taxes and income tax expenses in profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of July 31, 2018, we continue to maintain a full valuation allowance on our deferred tax assets except in certain jurisdictions.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows companies to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. As of July 31, 2018, we did not have any significant adjustments to our initial assessment performed as of January 31, 2018. We will continue our analysis for all the tax effects of the Tax Act, which are still subject to change during the measurement period, and anticipate further guidance on accounting interpretations from the FASB and application of the Tax Act from the Department of the Treasury.
Note 16. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of treasury stock. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options, outstanding warrants, common stock related to unvested early exercised stock options, common stock related to unvested restricted stock units and awards and convertible senior notes to the extent dilutive, and common stock issuable pursuant to the ESPP. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2018		2017		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(58,776)	$(27,380)	$(52,997)	$(29,535)	$(108,888)	$(51,678)	$(93,625)	$(52,951)
Denominator:
Weighted-average common shares outstanding	147,310	68,622	132,940	74,088	145,475	69,042	131,232	74,221
Basic and diluted net loss per share	$(0.40)	$(0.40)	$(0.40)	$(0.40)	$(0.75)	$(0.75)	$(0.71)	$(0.71)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of July 31,
	2018	2017
Outstanding common stock options	5,832	7,502
Shares subject to repurchase	—	30
Unvested restricted stock awards, units, and PRSUs	14,629	14,414
Shares related to the convertible senior notes	15,079	7,261
Shares subject to warrants related to the issuance of convertible senior notes	15,079	7,261
Shares issuable pursuant to the ESPP	418	375
	51,037	36,843
Note 17. Related Party Transactions
We lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California, under various lease agreements. The average term of the agreements is 9 years. The total rent expense under these agreements was $2 million for each of the three month periods ended July 31, 2018 and 2017, respectively, and $5 million and $4 million for the six months ended July 31, 2018 and 2017, respectively.
Note 18. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States, and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
United States	$515,257	$419,466	$995,339	$802,637
Other countries	156,463	105,854	295,024	202,544
Total	$671,720	$525,320	$1,290,363	$1,005,181
No single country other than the United States had revenues greater than 10% of total revenues for the three and six months ended July 31, 2018 and 2017. No customer individually accounted for more than 10% of our trade and other receivables, net as of July 31, 2018 or January 31, 2018.

Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth Property and equipment, net by geographic area (in thousands):

	July 31, 2018	January 31, 2018
United States	$607,975	$479,996
Ireland	55,973	52,904
Other countries	14,577	13,709
Total	$678,525	$546,609
Note 19. Subsequent Event
On August 1, 2018, we completed our previously announced acquisition of Adaptive Insights, Inc. ("Adaptive Insights"), a provider of cloud-based software for business planning. Upon acquisition, Adaptive Insights became our wholly-owned subsidiary. The preliminary total purchase consideration was approximately $1.5 billion, consisting principally of cash payments.
The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. We are currently performing the procedures necessary to determine the purchase price allocation, and we will record our initial fair value estimates during the three months ending October 31, 2018.

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
Our diverse customer base includes medium-sized and large, global companies. We have achieved significant growth in a relatively short period of time with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 9,100 and approximately 7,400 employees as of July 31, 2018 and 2017, respectively.

We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our product development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia, by investing in product development and customer support to address the business needs of local markets, increasing our sales and marketing organizations, acquiring, building, and/or leasing additional office space, and expanding our ecosystem of service partners to support local deployments. We expect to make further significant investments in our data center infrastructure as we plan for future growth. We are also investing in personnel to service our growing customer base. These investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and will make it difficult to determine if we are allocating our resources efficiently. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.
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
Subscription services revenues accounted for 84% of our total revenues during the three and six months ended July 31, 2018 and represented 96% of our total unearned revenue as of July 31, 2018. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three and six months ended July 31, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2018	2017	% Change	2018	2017	% Change
Revenues:
Subscription services	$565,659	$434,527	30%	$1,087,808	$834,263	30%
Professional services	106,061	90,793	17%	202,555	170,918	19%
Total revenues	$671,720	$525,320	28%	$1,290,363	$1,005,181	28%
Total revenues were $672 million for the three months ended July 31, 2018, compared to $525 million during the prior year period, an increase of $147 million, or 28%. Subscription services revenues were $566 million for the three months ended July 31, 2018, compared to $434 million for the prior year period, an increase of $132 million, or 30%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $106 million for the three months ended July 31, 2018, compared to $91 million for the prior year period, an increase of $15 million, or 17%. The increase in professional services revenues was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Total revenues were $1.3 billion for the six months ended July 31, 2018, compared to $1.0 billion during the prior year period, an increase of $0.3 billion, or 28%. Subscription services revenues were $1.1 billion for the six months ended July 31, 2018, compared to $834 million for the prior year period, an increase of $254 million, or 30%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $203 million for the six months ended July 31, 2018, compared to $171 million for the prior year period, an increase of $32 million, or 19%. The increase in professional services revenues was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Operating Expenses
GAAP operating expenses were $761 million for the three months ended July 31, 2018, compared to $607 million for the prior year period, an increase of $154 million, or 25%. The increase was primarily due to an increase of $120 million in employee-related costs driven by higher headcount, $8 million in depreciation and amortization expenses, $7 million in facility and IT-related expenses, $7 million in third-party costs for hardware maintenance and data center capacity, and $2 million in marketing expenses.
GAAP operating expenses were $1.4 billion for the six months ended July 31, 2018, compared to $1.1 billion for the prior year period, an increase of $0.3 billion, or 27%. The increase was primarily due to an increase of $0.2 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to depreciation, amortization, third-party costs for hardware maintenance and data center capacity, facilities, IT, and marketing.
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
Non-GAAP operating expenses were $604 million for the three months ended July 31, 2018, compared to $476 million for the prior year period, an increase of $128 million, or 27%. The increase was primarily due to an increase of $94 million in employee-related costs driven by higher headcount, $8 million in depreciation and amortization expenses, $7 million in facility and IT-related expenses, $7 million in third-party costs for hardware maintenance and data center capacity, and $2 million in marketing expenses.
Non-GAAP operating expenses were $1.1 billion for the six months ended July 31, 2018, compared to $895 million for the prior year period, an increase of $246 million, or 27%. The increase was primarily due to an increase of $178 million in employee-related costs driven by higher headcount, $15 million in depreciation and amortization expenses, $14 million in facility and IT-related expenses, $14 million in third-party costs for hardware maintenance and data center capacity, and $9 million in marketing expenses.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended July 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$87,523	$(8,521)	$(3,787)	$75,215
Costs of professional services	112,707	(12,518)	(519)	99,670
Product development	292,840	(75,354)	(3,960)	213,526
Sales and marketing	202,464	(29,367)	(1,039)	172,058
General and administrative	65,168	(21,303)	(731)	43,134
Total costs and expenses	$760,702	$(147,063)	$(10,036)	$603,603

	Three Months Ended July 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$65,931	$(6,580)	$(208)	$59,143
Costs of professional services	92,264	(9,301)	(379)	82,584
Product development	221,103	(56,923)	(6,602)	157,578
Sales and marketing	171,952	(25,942)	(1,126)	144,884
General and administrative	55,699	(22,777)	(754)	32,168
Total costs and expenses	$606,949	$(121,523)	$(9,069)	$476,357

	Six Months Ended July 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$167,768	$(16,398)	$(8,239)	$143,131
Costs of professional services	210,433	(23,310)	(2,220)	184,903
Product development	556,424	(143,865)	(12,757)	399,802
Sales and marketing	395,235	(54,979)	(3,619)	336,637
General and administrative	120,749	(41,170)	(2,598)	76,981
Total costs and expenses	$1,450,609	$(279,722)	$(29,433)	$1,141,454

	Six Months Ended July 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$125,729	$(12,271)	$(754)	$112,704
Costs of professional services	169,177	(17,322)	(1,285)	150,570
Product development	417,542	(107,952)	(15,564)	294,026
Sales and marketing	327,661	(49,101)	(2,800)	275,760
General and administrative	106,901	(42,665)	(2,072)	62,164
Total costs and expenses	$1,147,010	$(229,311)	$(22,475)	$895,224

(1)
Share-based compensation expenses were $147 million and $122 million for the three months ended July 31, 2018 and 2017, respectively, and $280 million and $229 million for the six months ended July 31, 2018 and 2017, respectively. The increase in share-based compensation expenses was primarily due to grants of restricted stock units ("RSUs") to existing and new employees.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $5 million and $4 million for the three months ended July 31, 2018 and 2017, respectively, and $19 million and $13 million for the six months ended July 31, 2018 and 2017, respectively. In addition, other operating expenses included amortization of acquisition-related intangible assets of $5 million and $5 million for each of the three month periods ended July 31, 2018 and 2017, respectively, and $10 million and $9 million for the six months ended July 31, 2018 and 2017, respectively.

(3)	See "Non-GAAP Financial Measures" below for further information.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $88 million for the three months ended July 31, 2018, compared to $66 million for the prior year period, an increase of $22 million, or 33%. The increase was primarily due to increases of $7 million in employee-related costs driven by higher headcount, $7 million in depreciation expense related to equipment in our data centers, and $5 million in third-party costs for hardware maintenance and data center capacity.
GAAP operating expenses in costs of subscription services were $168 million for the six months ended July 31, 2018, compared to $126 million for the prior year period, an increase of $42 million, or 33%. The increase was primarily due to increases of $15 million in employee-related costs driven by higher headcount, $14 million in depreciation expense related to equipment in our data centers, and $9 million in third-party costs for hardware maintenance and data center capacity.
Non-GAAP operating expenses in costs of subscription services were $75 million for the three months ended July 31, 2018, compared to $59 million for the prior year period, an increase of $16 million, or 27%. The increase was primarily due to increases of $5 million in employee-related costs driven by higher headcount, $5 million in third-party costs for hardware maintenance and data center capacity, and $4 million in depreciation expense related to equipment in our data centers.
Non-GAAP operating expenses in costs of subscription services were $143 million for the six months ended July 31, 2018, compared to $113 million for the prior year period, an increase of $30 million, or 27%. The increase was primarily due to increases of $11 million in employee-related costs driven by higher headcount, $9 million in third-party costs for hardware maintenance and data center capacity, and $7 million in depreciation expense related to equipment in our data centers.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $113 million for the three months ended July 31, 2018, compared to $92 million for the prior year period, an increase of $21 million, or 23%. The increase was primarily due to additional costs of $18 million to staff our deployment and integration engagements and $2 million in facility and IT-related expenses.
GAAP operating expenses in costs of professional services were $210 million for the six months ended July 31, 2018, compared to $169 million for the prior year period, an increase of $41 million, or 24%. The increase was primarily due to additional costs of $35 million to staff our deployment and integration engagements and $4 million in facility and IT-related expenses.

Non-GAAP operating expenses in costs of professional services were $100 million for the three months ended July 31, 2018, compared to $83 million for the prior year period, an increase of $17 million, or 20%. The increase was primarily due to additional costs of $14 million to staff our deployment and integration engagements and $2 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of professional services were $185 million for the six months ended July 31, 2018, compared to $151 million for the prior year period, an increase of $34 million, or 23%. The increase was primarily due to additional costs of $28 million to staff our deployment and integration engagements and $4 million in facility and IT-related expenses.
Going forward, we expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow. For fiscal 2019, we anticipate GAAP and non-GAAP professional services margins to be lower than fiscal 2018 as we invest in programs to ensure ongoing customer success.
Product Development
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in product development were $293 million for the three months ended July 31, 2018, compared to $221 million for the prior year period, an increase of $72 million, or 33%. The increase was primarily due to increases of $62 million in employee-related costs driven by higher headcount and $8 million in facility and IT-related expenses.
GAAP operating expenses in product development were $556 million for the six months ended July 31, 2018, compared to $418 million for the prior year period, an increase of $138 million, or 33%. The increase was primarily due to increases of $120 million in employee-related costs driven by higher headcount and $17 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $214 million for the three months ended July 31, 2018, compared to $158 million for the prior year period, an increase of $56 million, or 35%. The increase was primarily due to increases of $43 million in employee-related costs driven by higher headcount and $8 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $400 million for the six months ended July 31, 2018, compared to $294 million for the prior year period, an increase of $106 million, or 36%. The increase was primarily due to increases of $80 million in employee-related costs driven by higher headcount and $17 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we invest to improve and expand our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $202 million for the three months ended July 31, 2018, compared to $172 million for the prior year period, an increase of $30 million, or 17%. The increase was primarily due to increases of $24 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $2 million in advertising, marketing, and event costs, and $2 million in facility and IT-related expenses.
GAAP operating expenses in sales and marketing were $395 million for the six months ended July 31, 2018, compared to $328 million for the prior year period, an increase of $67 million, or 20%. The increase was primarily due to increases of $49 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $9 million in advertising, marketing, and event costs, and $5 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $172 million for the three months ended July 31, 2018, compared to $145 million for the prior year period, an increase of $27 million, or 19%. The increase was primarily due to increases of $21 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $2 million in advertising, marketing, and event costs, and $2 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $337 million for the six months ended July 31, 2018, compared to $276 million for the prior year period, an increase of $61 million, or 22%. The increase was primarily due to increases of $43 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $9 million in advertising, marketing, and event costs, and $5 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.

General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $65 million for the three months ended July 31, 2018, compared to $56 million for the prior year period, an increase of $9 million, or 16%. The increase was primarily due to additional employee-related costs driven by higher headcount.
GAAP operating expenses in general and administrative were $121 million for the six months ended July 31, 2018, compared to $107 million for the prior year period, an increase of $14 million, or 13%. The increase was primarily due to additional employee-related costs driven by higher headcount.
Non-GAAP operating expenses in general and administrative were $43 million for the three months ended July 31, 2018, compared to $32 million for the prior year period, an increase of $11 million, or 34%. The increase was primarily due to additional employee-related costs driven by higher headcount.
Non-GAAP operating expenses in general and administrative were $77 million for the six months ended July 31, 2018, compared to $62 million for the prior year period, an increase of $15 million, or 24%. The increase was primarily due to additional employee-related costs driven by higher headcount.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins improved from (15.5)% for the three months ended July 31, 2017 to (13.2)% for the three months ended July 31, 2018. The improvements in our GAAP operating margins in the three months ended July 31, 2018 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
GAAP operating margins improved from (14.1)% for the six months ended July 31, 2017 to (12.4)% for the six months ended July 31, 2018. The improvements in our GAAP operating margins in the six months ended July 31, 2018 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
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
Non-GAAP operating margins improved from 9.3% for the three months ended July 31, 2017 to 10.1% for the three months ended July 31, 2018. The improvements in our non-GAAP operating margins in the three months ended July 31, 2018 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
Non-GAAP operating margins improved from 10.9% for the six months ended July 31, 2017 to 11.5% for the six months ended July 31, 2018. The improvements in our non-GAAP operating margins in the six months ended July 31, 2018 were primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.

Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended July 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(13.2)%	21.9%	1.4%	10.1%

	Three Months Ended July 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(15.5)%	23.1%	1.7%	9.3%

	Six Months Ended July 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(12.4)%	21.7%	2.2%	11.5%

	Six Months Ended July 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.1)%	22.8%	2.2%	10.9%

(1)	See "Non-GAAP Financial Measures" below for further information.
Other Income (Expense), Net
Other income, net, increased $1 million for the three months ended July 31, 2018 as compared to the prior year period. The increase was primarily due to an increase in interest income of $10 million and other income of $2 million, offset by an increase in interest expense of $11 million.
Other expense, net, increased $2 million for the six months ended July 31, 2018 as compared to the prior year period. The increase was primarily due to interest expense of $23 million related to the 0.25% convertible senior notes issued in September 2017, offset by an increase in interest income of $18 million and other income of $3 million.
Liquidity and Capital Resources
As of July 31, 2018, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $3.0 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds.
We have financed our operations primarily through customer payments, sales of equity securities, and issuance of debt. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing of construction of facilities in Pleasanton, California, and the acquisition of additional facilities, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services, and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We also may choose to seek additional equity or debt financing.
On August 1, 2018, we completed our previously announced acquisition of Adaptive Insights, Inc. ("Adaptive Insights"), a provider of cloud-based software for business planning. Upon acquisition, Adaptive Insights became our wholly-owned subsidiary. The preliminary total purchase consideration was approximately $1.5 billion, consisting principally of cash payments.

Our cash flows for the six months ended July 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$57,616	$15,126	$241,849	$195,148
Investing activities	912,307	201,345	627,721	(21,544)
Financing activities	(311,378)	32,242	(308,824)	34,451
Effect of exchange rate changes	(162)	715	(582)	583
Net increase (decrease) in cash, cash equivalents and restricted cash	$658,383	$249,428	$560,164	$208,638
Operating Activities
Cash provided by operating activities was $58 million and $15 million for the three months ended July 31, 2018 and 2017, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Cash provided by operating activities was $242 million and $195 million for the six months ended July 31, 2018 and 2017, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Investing Activities
Cash provided by investing activities for the three months ended July 31, 2018 was $912 million, which was primarily the result of the timing of purchases and maturities of marketable securities, and proceeds of $915 million from the sale of marketable securities. The sale of marketable securities during the three months ended July 31, 2018 was to prepare for the Adaptive Insights acquisition. These receipts were partially offset by capital expenditures for data center and office space projects of $53 million, capital expenditures related to the construction of our development center of $43 million, and a net cash outflow of $27 million related to acquisitions.
Cash provided by investing activities for the three months ended July 31, 2017 was $201 million, which was primarily the result of the timing of purchases and maturities of marketable securities and proceeds of $181 million from the sale of marketable securities. These receipts were partially offset by capital expenditures for owned real estate projects (including construction of our development center) of $23 million, and capital expenditures for data center and office space projects of $38 million.
Cash provided by investing activities for the six months ended July 31, 2018 was $628 million, which was primarily the result of proceeds of $942 million from the sale of marketable securities. These receipts were partially offset by the timing of purchases and maturities of marketable securities, capital expenditures for data center and office space projects of $102 million, capital expenditures related to the construction of our development center of $75 million, a net cash outflow of $27 million related to acquisitions, and purchases of non-marketable equity and other investments of $3 million.
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
Financing Activities
Cash used in financing activities was $311 million for the three months ended July 31, 2018, which was primarily due to the principal payment of $350 million of 0.75% convertible senior notes, offset by proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $32 million for the three months ended July 31, 2017, which was primarily due to proceeds from the issuance of common stock from employee equity plans.

Cash used in financing activities was $309 million for the six months ended July 31, 2018, which was primarily due to the principal payment of $350 million of 0.75% convertible senior notes, offset by proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $34 million for the six months ended July 31, 2017, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Convertible Senior Notes
In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018 ("2018 Notes"), which were subsequently converted by note holders during the three months ended July 31, 2018. In June 2013, concurrent with the 2018 Notes offering, we issued $250 million of 1.50% convertible senior notes due July 15, 2020 ("2020 Notes"). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 ("2022 Notes" and together with the 2018 Notes and 2020 Notes, referred to as the "Notes").
Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the Notes will receive cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election. It is our intent to settle the 2020 Notes using a combination of cash and shares of Class A common stock.
The 2020 Notes were convertible at the option of the holders during the second quarter of fiscal 2019 and will continue to be convertible during the third quarter of fiscal 2019 since the trigger for early conversion was met. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2020 Notes for more than 20 trading days during the 30 consecutive trading days ended April 30, 2018 and July 31, 2018. Accordingly, the 2020 Notes are classified as current on the condensed consolidated balance sheet as of July 31, 2018. From May 1, 2018 through the date of this filing, the amount of the principal balance of the 2020 Notes that has been converted or for which conversion has been requested was not material.
Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). See "Non-GAAP Financial Measures" below for further information.
Free cash flows improved by $27 million to $4 million for the three months ended July 31, 2018, compared to $(23) million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections, partially offset by increases in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount.
Free cash flows improved by $14 million to $140 million for the six months ended July 31, 2018, compared to $126 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections, partially offset by increases in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount.
Reconciliations of Net cash provided by (used in) operating activities to free cash flows were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net cash provided by (used in) operating activities	$57,616	$15,126	$241,849	$195,148
Capital expenditures, excluding owned real estate projects	(53,346)	(38,528)	(102,208)	(69,121)
Free cash flows	$4,270	$(23,402)	$139,641	$126,027

	Trailing Twelve Months Ended July 31,
	2018	2017
Net cash provided by (used in) operating activities	$512,428	$376,435
Capital expenditures, excluding owned real estate projects	(174,623)	(128,917)
Free cash flows	$337,805	$247,518

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
See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three and six months ended July 31, 2018 and 2017.

See Liquidity and Capital Resources—Free Cash Flows for a reconciliation from the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flow, for the three and six months ended July 31, 2018 and 2017.
Contractual Obligations
Our contractual obligations primarily consist of our convertible senior notes, as well as obligations under leases for office space, co-location facilities for data center capacity, and agreements related to computing infrastructure platforms for business operations. As of July 31, 2018, the future non-cancelable minimum payments under operating leases and computing infrastructure agreements were $392 million. During the remainder of fiscal 2019, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with options to renew. We expect our future operating lease obligations will increase as we expand our operations.
We are not required to make principal payments under the 2020 Notes and 2022 Notes prior to maturity. If the 2020 Notes and 2022 Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $250 million in principal on July 15, 2020 and $1.15 billion in principal on October 1, 2022. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 10 of the notes to condensed consolidated financial statements.
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
Off-Balance Sheet Arrangements
Through July 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the six months ended July 31, 2018, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2018 filed with the Securities and Exchange Commission ("SEC") on March 14, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of July 31, 2018 and 2017, our most significant currency exposures were the Euro, Canadian dollar, British pound, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9 of the notes to condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $3.0 billion and $3.3 billion as of July 31, 2018 and January 31, 2018, respectively. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in a $6 million and $10 million market value reduction in our investment portfolio as of July 31, 2018 and January 31, 2018, respectively. An immediate decrease of 100-basis points in interest rates would have increased the market value by $6 million and $10 million as of July 31, 2018 and January 31, 2018, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in Accumulated other comprehensive income (loss) and are realized only if we sell the underlying securities before maturity.
Market Risk and Market Interest Risk
In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018, which were subsequently converted by note holders during the three months ended July 31, 2018. In June 2013, concurrent with the 2018 Notes offering, we issued $250 million of 1.50% convertible senior notes due July 15, 2020. In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022.
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
The 2020 Notes and 2022 Notes have fixed annual interest rates of 1.50% and 0.25%, respectively, and therefore we do not have economic interest rate exposure on our Notes. However, the values of the 2020 Notes and 2022 Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate 2020 Notes and 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2020 Notes and 2022 Notes are affected by our stock price. The carrying values of the 2020 Notes and 2022 Notes were $227 million and $950 million, respectively, as of July 31, 2018. These represent the liability component of the principal balance of our Notes as of July 31, 2018. The total estimated fair values of the 2020 Notes and 2022 Notes as of July 31, 2018 were $391 million and $1.2 billion, respectively. The fair values were determined based on the quoted bid prices of the 2020 Notes and 2022 Notes in an over-the-counter market as of the last day of trading for the current fiscal quarter, which were $156.25 and $106.24, respectively. For further information, see Note 10 of the notes to condensed consolidated financial statements.

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
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding their employees, customers, and suppliers as well as their finance and payroll data. As a result, unauthorized access or use of this data could expose us to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer and partner confidence in the security of our applications, destruction of information, indemnity obligations, and resulting fees, costs, expenses, loss of revenues, and other potential liabilities. We devote significant financial and personnel resources to implement and maintain security measures. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, if these measures are compromised as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to or use of our customers’ data, our reputation could be damaged, our business may suffer, and we could incur significant liabilities as well as incur significant costs to remediate any incidents. Cyber security challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, are often targeted at companies such as ours, and may take a variety of forms ranging from individual and groups of hackers to sophisticated organizations. Key cyber security risks range from viruses, worms, and other malicious software programs to "mega breaches" targeted against cloud services and other hosted software, any of which can result in disclosure of confidential information and intellectual property, defective products, production downtimes, supply shortages, and compromised data. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may generally lose trust in the security of financial management and HCM applications or analytics platforms. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, or result in lawsuits, regulatory fines, or other action or liabilities, which could adversely affect our business and operating results.
We depend on data centers and computing infrastructure operated by third parties and any disruption in these operations could adversely affect our business.
We host our applications and serve our customers from data centers located in Ashburn, Virginia; Atlanta, Georgia; Portland, Oregon; Dublin, Ireland; Amsterdam, the Netherlands; and Toronto, Canada. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation and security of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired or ceases business, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and experience possible service interruption in connection with doing so.
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
We have experienced, and may in the future experience, system disruptions, outages, and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, vendor issues, human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our customer agreements typically provide service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications, we may be contractually obligated to issue service credits or refunds to customers for prepaid and unused subscription services, our customers may make warranty or other claims against us, or we could face contract terminations which would adversely affect our attrition rates. Any extended service outages could result in customer losses, and adversely affect our reputation, business, and operating results.
Privacy concerns and domestic or foreign laws and regulations may reduce the effectiveness of our applications, result in significant costs and compliance challenges, and adversely affect our business.
Our customers can use our applications to collect, use, and store personal or identifying information regarding their employees, customers, and suppliers. National and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing, and disclosure of personal information obtained from consumers and individuals, which could impact our ability to offer our services in certain jurisdictions or our customers' ability to deploy our solutions globally. Privacy-related laws are particularly stringent in Europe. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or our subprocessors fail to adhere to adequate data protection practices around the usage of our customers' personal data, it may damage our reputation and brand.

Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Workday and our customers. In 2016, the European Union ("EU") and United States agreed to a framework for data transferred from the EU to the United States, called the Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, in 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation ("GDPR"), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR, and if we are unable to provide adequate assurances to such customers, demand for our applications could be adversely affected. In addition, we must continue to seek assurances from our subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR.
The costs of compliance with, and other burdens imposed by, privacy laws and regulations that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use, and transmit demographic and personal data of their employees, customers, and suppliers, which in turn could limit the use, effectiveness, and adoption of our applications and reduce overall demand. In addition, the other bases on which we and our customers rely for the transfer of data, such as model contracts, continue to be subjected to regulatory and judicial scrutiny. In 2017, another legal challenge to the validity of the EU Standard Contractual Clauses (a data transfer mechanism) was referred to the Court of Justice of the EU for review. If we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our applications, require us to restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness, or use of our applications.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 1,550 employees at the time of our initial public offering ("IPO") in October 2012 to approximately 9,100 employees as of July 31, 2018, and we have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
We depend on our senior management team and the loss of one or more key employees could adversely affect our business.
Our success and future growth depend largely upon the continued services of our executive officers and other key employees. We also rely on our leadership team in the areas of product development, marketing, sales, services, and general and administrative functions and on mission-critical individual contributors in product development. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and they could terminate their employment with us at any time. The loss of one or more of our executive officers or other key employees and any failure to develop an appropriate succession plan for these persons could have a serious adverse effect on our business and results of operations.

The failure to attract and retain highly skilled employees could adversely affect our business and our future growth prospects.
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
The markets for financial management and HCM applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are SAP and Oracle, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours, and prefer to maintain their existing relationships with competitors. SAP and Oracle are larger and have greater name recognition, significantly longer operating histories, larger marketing budgets, and significantly greater resources than we do. These vendors, as well as other competitors, could offer financial management and HCM applications on a standalone basis at a low price or bundled as part of a larger sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances and organic development. We also face competition from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing, Inc., Infor Global Solutions, and Ceridian, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only one or a portion of our applications. In addition, other companies that provide cloud applications in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.
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

If we expand the capabilities of our cloud applications and/or seek to operate in new markets, we may not be effective in convincing prospective customers that our solutions will address their needs. Also, we may not be able to properly price our solutions in these markets, which could negatively affect our ability to sell to customers. Furthermore, customers may demand more features and professional services, which may require us to devote greater research and development, sales, support, and professional services resources to these customers. This could strain our resources and result in increased costs. If we are not able to address these challenges, or if our investments in selling and marketing our solutions to new markets are unsuccessful, our business could be adversely affected.
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
If we are not able to provide successful enhancements, new features and modifications, our business and results of operations could be adversely affected.
If we are unable to provide enhancements and new features for our existing applications or new applications that achieve market acceptance or that keep pace with rapid technological developments, our business and results of operations could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to improve their utility to larger customers with complex, dynamic, and global operations. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to the technologies required to build and improve our applications, such as the datasets required to train our machine learning models. Failure in this regard may significantly impair our revenue growth by negatively impacting customer renewal rates or result in an inability to attract new customers. In addition, because our applications are designed to operate on a variety of systems, we will need to continuously modify and enhance our applications to keep pace with changes in Internet-related hardware, iOS, Android, and other mobile-related technologies and other software, communication, browser, and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. We must also appropriately balance the application capability demands of our current customers with the capabilities required to address the broader market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our product development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction, and adversely affect our business and results of operations.
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
If our applications fail to perform properly, our reputation could be adversely affected, our market share could decline, and we could be subject to liability claims.
Our applications are inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our applications could result in:

•	loss or delayed market acceptance and sales;

•	legal claims, including breach of warranty claims;

•	issuance of refunds or service credits to customers for prepaid and unused subscription services;

•	loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.
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
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in Ashburn, Virginia; Atlanta, Georgia; Portland, Oregon; Dublin, Ireland; Amsterdam, the Netherlands; and Toronto, Canada. We also rely on AWS’s distributed computing infrastructure platform. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could have an adverse effect on our business and operating results.
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

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-corruption laws including the Foreign Corrupt Practices Act;

•	the effects of currency fluctuations on our revenues and customer demand for our services;

•	the cost and potential outcomes of any international claims or litigation;

•	adverse tax consequences and tax rulings; and

•	unstable economic and political conditions.
Any of the above factors may negatively impact our ability to sell our applications and offer services globally, reduce our competitive position in foreign markets, increase our costs of global operations, and reduce demand for our applications and services from global customers. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time an increasing portion of our sales contracts outside the U.S. may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We have a hedging program, but we cannot ensure that this hedging program will be effective, and we will continue to have risk of exchange rate fluctuations.
We have acquired, and may in the future acquire, other companies, employee teams, or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.
We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel, or otherwise offer growth opportunities. For example, on August 1, 2018, we acquired Adaptive Insights. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
We have limited experience in acquisitions. We may not be able to integrate acquired personnel, operations, and technologies successfully, or effectively manage the combined operations following the acquisition. We also may not achieve the anticipated benefits from the acquisitions due to a number of factors, including:

•	inability to integrate or benefit from acquisitions in a profitable manner;

•	acquisition-related costs, liabilities, or tax impacts, some of which may be unanticipated;

•	difficulty integrating the intellectual property, technology infrastructure, and operations of the acquired business;

•	difficulty integrating and retaining the personnel of the acquired business;

•	ineffective or inadequate controls, procedures, or policies at the acquired company;

•	multiple product lines or services offerings, as a result of our acquisitions, that are offered, priced, and supported differently;

•	difficulties and additional expenses associated with synchronizing product offerings, customer relationships, and contract portfolio terms and conditions between Workday and the acquired business;

•	potential unknown liabilities or risks associated with the acquired businesses, including those arising from existing contractual obligations or litigation matters;

•	adverse effects on our existing business relationships with business partners and customers as a result of the acquisition;

•	inability to maintain relationships with key customers and partners of the acquired business;

•	difficulty predicting and controlling the effect of integrating multiple acquisitions concurrently;

•	lack of experience in new markets, products, or technologies;

•	diversion of management’s attention from other business concerns;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.
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
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, attracting new customers, and hiring and retaining employees. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our applications. In addition, if our brand is negatively impacted, it may be more difficult to hire and retain employees.

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
The vote of the United Kingdom ("UK") to leave the EU, known as Brexit, has created substantial economic and political uncertainty, the impact of which depends on the terms of the UK's withdrawal from the EU, which may not be determined for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory and cost challenges to our UK and global operations. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. While we have patent applications pending in the United States, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our applications and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of jurisdictions outside the United States. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our applications and proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our applications.
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
As of July 31, 2018, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2027 and 2020 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an "ownership change." A Section 382 "ownership change" generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of July 31, 2018, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 57 million shares of Class B common stock, 0.1 million shares of Class A common stock, and less than 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of July 31, 2018, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire approximately 2 million shares of Class B common stock and 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors, and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2018. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

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
The trading price of our Class A common stock has been volatile historically and could be subject to wide fluctuations in response to various factors described below. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes. The factors that may affect the trading price of our securities, some of which are beyond our control, include:

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
In June 2013, we issued the 2020 Notes, and in September 2017, we issued the 2022 Notes. As a result of these convertible notes offerings, we incurred $250 million principal amount of indebtedness, which we may be required to pay at maturity in 2020, and $1.15 billion principal amount of indebtedness, which we may be required to pay at maturity in 2022, or upon the occurrence of a fundamental change (as defined in the applicable indenture). There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.1*	Agreement and Plan of Merger dated June 11, 2018, as amended on July 31, 2018	8-K	001-35680	August 1, 2018	2.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
* The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: September 5, 2018

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
Co-President and Chief Financial Officer (Principal Financial Officer)