Form 10-Q
period 2018-10-31
Workday, Inc.
filed 2018-12-03
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2018, there were approximately 220 million shares of the registrant’s common stock outstanding, net of treasury stock.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$540,430	$1,134,355
Marketable securities	1,041,709	2,133,495
Trade and other receivables, net	486,044	528,208
Deferred costs	70,608	63,060
Prepaid expenses and other current assets	132,488	97,860
Total current assets	2,271,279	3,956,978
Property and equipment, net	735,443	546,609
Deferred costs, noncurrent	151,150	140,509
Acquisition-related intangible assets, net	332,583	34,234
Goodwill	1,377,615	159,376
Other assets	132,229	109,718
Total assets	$5,000,299	$4,947,424
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,779	$20,998
Accrued expenses and other current liabilities	131,170	121,879
Accrued compensation	205,602	148,247
Unearned revenue	1,460,650	1,426,241
Current portion of convertible senior notes, net	229,684	341,509
Total current liabilities	2,055,885	2,058,874
Convertible senior notes, net	961,139	1,149,845
Unearned revenue, noncurrent	109,694	110,906
Other liabilities	40,432	47,434
Total liabilities	3,167,150	3,367,059
Stockholders’ equity:
Common stock	220	211
Additional paid-in capital	4,049,785	3,354,423
Treasury stock	(178,801)	—
Accumulated other comprehensive income (loss)	3,768	(46,413)
Accumulated deficit	(2,041,823)	(1,727,856)
Total stockholders’ equity	1,833,149	1,580,365
Total liabilities and stockholders’ equity	$5,000,299	$4,947,424

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenues:
Subscription services	$624,416	$463,568	$1,712,224	$1,297,831
Professional services	118,773	91,821	321,328	262,739
Total revenues	743,189	555,389	2,033,552	1,560,570
Costs and expenses (1):
Costs of subscription services	103,310	71,898	271,078	197,627
Costs of professional services	119,691	91,657	330,124	260,834
Product development	318,003	239,588	874,427	657,130
Sales and marketing	246,156	176,121	641,391	503,782
General and administrative	138,784	56,184	259,533	163,085
Total costs and expenses	925,944	635,448	2,376,553	1,782,458
Operating loss	(182,755)	(80,059)	(343,001)	(221,888)
Other income (expense), net	26,617	(3,742)	24,382	(4,467)
Loss before provision for (benefit from) income taxes	(156,138)	(83,801)	(318,619)	(226,355)
Provision for (benefit from) income taxes	(2,807)	1,745	(4,722)	5,767
Net loss	$(153,331)	$(85,546)	$(313,897)	$(232,122)
Net loss per share, basic and diluted	$(0.70)	$(0.41)	$(1.46)	$(1.12)
Weighted-average shares used to compute net loss per share, basic and diluted	217,694	209,188	215,588	206,715

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$10,205	$6,899	$26,603	$19,170
Costs of professional services	15,702	9,956	39,012	27,278
Product development	86,304	59,116	230,169	167,068
Sales and marketing	38,720	25,517	93,699	74,618
General and administrative	57,993	20,991	99,163	63,656

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net loss	$(153,331)	$(85,546)	$(313,897)	$(232,122)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(551)	(504)	(1,812)	462
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $10, $0, $294, and $0, respectively	375	(302)	1,281	(931)
Net change in market value of effective foreign currency forward exchange contracts, net of tax provision of $2,339, $0, $7,244, and $0, respectively	16,375	6,693	50,712	(17,912)
Other comprehensive income (loss), net of tax	16,199	5,887	50,181	(18,381)
Comprehensive loss	$(137,132)	$(79,659)	$(263,716)	$(250,503)

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Cash flows from operating activities
Net loss	$(153,331)	$(85,546)	$(313,897)	$(232,122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	57,602	34,727	138,492	100,025
Share-based compensation expenses	187,971	122,479	467,693	351,790
Amortization of deferred costs	18,165	14,519	51,586	42,165
Amortization of debt discount and issuance costs	12,342	12,257	47,971	25,992
Other	(30,990)	(1,133)	(45,173)	5,052
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(9,379)	19,070	54,565	59,463
Deferred costs	(33,226)	(19,245)	(69,775)	(50,063)
Prepaid expenses and other assets	(5,985)	(11,355)	(2,943)	(23,373)
Accounts payable	(12,148)	(7,383)	1,793	2,830
Accrued expenses and other liabilities	63,896	59,171	60,341	49,788
Unearned revenue	19,379	6,470	(34,508)	7,632
Net cash provided by (used in) operating activities	114,296	144,031	356,145	339,179
Cash flows from investing activities
Purchases of marketable securities	(89,294)	(930,783)	(1,523,636)	(1,829,231)
Maturities of marketable securities	369,771	372,389	1,711,652	1,185,730
Sales of marketable securities	3,388	32,886	945,685	222,823
Owned real estate projects	(37,302)	(27,616)	(126,072)	(80,151)
Capital expenditures, excluding owned real estate projects	(55,427)	(36,356)	(157,635)	(105,477)
Business combinations, net of cash acquired	(1,447,600)	—	(1,474,337)	—
Purchase of other intangible assets	—	—	(1,000)	—
Purchases of non-marketable equity and other investments	(29,375)	(5,272)	(32,775)	(10,722)
Sales and maturities of non-marketable equity and other investments	17,771	294	17,771	1,026
Other	(11)	(1,000)	(11)	(1,000)
Net cash provided by (used in) investing activities	(1,268,079)	(595,458)	(640,358)	(617,002)
Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	1,132,101	—	1,132,101
Proceeds from issuance of warrants	—	80,805	—	80,805
Purchase of convertible senior notes hedges	—	(175,530)	—	(175,530)
Payments on convertible senior notes	(3)	—	(350,008)	—
Proceeds from issuance of common stock from employee equity plans	2,767	1,974	44,064	36,501
Other	(60)	(36)	(176)	(112)
Net cash provided by (used in) financing activities	2,704	1,039,314	(306,120)	1,073,765
Effect of exchange rate changes	(213)	(322)	(795)	261
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,151,292)	587,565	(591,128)	796,203
Cash, cash equivalents, and restricted cash at the beginning of period	1,695,818	750,532	1,135,654	541,894
Cash, cash equivalents, and restricted cash at the end of period	$544,526	$1,338,097	$544,526	$1,338,097

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$1	$18	$34	$64
Cash paid for income taxes	633	651	3,839	3,259
Non-cash investing and financing activities:
Vesting of early exercised stock options	$—	$106	$—	$670
Purchases of property and equipment, accrued but not paid	60,800	47,055	60,800	47,055
Non-cash additions to property and equipment	2,314	649	2,679	1,276

	October 31,
	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$540,430	$1,336,984
Restricted cash included in Prepaid expenses and other current assets	3,966	—
Restricted cash included in Other assets	130	1,113
Total cash, cash equivalents, and restricted cash	$544,526	$1,338,097

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Overview and Basis of Presentation
Company and Background
Workday provides financial management, human capital management, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible, and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources. We were originally incorporated in March 2005 in Nevada and in June 2012, we reincorporated in Delaware. As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended October 31, 2018 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2018, filed with the SEC on March 14, 2018.
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
Note 2. Accounting Standards
Recently Adopted Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. As of February 1, 2018, we adopted the applicable provisions of ASU No. 2016-01 as follows:

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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under Accounting Standards Codification Topic 840 Leases. The guidance is effective for our fiscal year beginning February 1, 2019. We plan to adopt this new standard in the first quarter of our fiscal 2020 using a modified retrospective method, and we will not restate comparative periods. We continue to evaluate the effect of adopting this guidance on our condensed consolidated financial statements and related disclosures. Upon adoption, we will recognize right-of-use assets and operating lease liabilities on our condensed consolidated balance sheets, which will increase our total assets and total liabilities. We are evaluating the accounting, transition, and disclosure requirements of this standard and cannot currently estimate the financial statement impact of adoption.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”) to retained earnings. The guidance is effective for our fiscal year beginning February 1, 2019 and must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We plan to adopt the new standard in the first quarter of our fiscal 2020 and do not expect it to have a material impact on our condensed consolidated financial statements.
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

Note 3. Investments
Debt Securities
As of October 31, 2018, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$188,241	$1	$(375)	$187,867
U.S. treasury securities	376,887	—	(437)	376,450
Corporate bonds	402,034	6	(1,027)	401,013
Commercial paper	283,260	—	—	283,260
	$1,250,422	$7	$(1,839)	$1,248,590
Included in cash and cash equivalents	$239,214	$—	$—	$239,214
Included in marketable securities	$1,011,208	$7	$(1,839)	$1,009,376
As of January 31, 2018, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. agency obligations	$683,551	$—	$(1,127)	$682,424
U.S. treasury securities	797,977	—	(1,142)	796,835
Corporate bonds	470,259	16	(1,154)	469,121
Commercial paper	602,727	—	—	602,727
	$2,554,514	$16	$(3,423)	$2,551,107
Included in cash and cash equivalents	$417,613	$—	$(1)	$417,612
Included in marketable securities	$2,136,901	$16	$(3,422)	$2,133,495
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence, which includes our intent to hold these investments to maturity as of October 31, 2018. The unrealized losses on debt securities that have been in a net loss position for 12 months or more were not material as of October 31, 2018. We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the accompanying condensed consolidated balance sheets. Debt securities included in Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months, and the remainder of the securities is included in Cash and cash equivalents. We sold $3 million and $33 million of our debt securities during the three months ended October 31, 2018 and 2017, respectively, and $946 million and $223 million of our debt securities during the nine months ended October 31, 2018 and 2017, respectively. The realized gains and losses from the sales were immaterial.
Equity Investments
Money market funds and marketable equity investments are investments with readily determinable fair values. Non-marketable equity investments consist of investments in privately held companies without readily determinable fair values.
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2018	January 31, 2018
Money market funds	Cash and cash equivalents	$194,272	$551,804
Marketable equity investments	Marketable securities	32,333	—
Non-marketable equity investments	Other assets	27,661	28,005
		$254,266	$579,809

There were no adjustments made to the carrying value of the non-marketable equity investments as measured under the measurement alternative during the three and nine months ended October 31, 2018. Realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net realized gains (losses) recognized on equity investments sold	$8,193	$194	$8,193	$720
Net unrealized gains (losses) recognized on equity investments held	20,333	(100)	20,333	(100)
Total net gains (losses) recognized in other income (expense), net	$28,526	$94	$28,526	$620
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of October 31, 2018 (in thousands):

Description	Level 1	Level 2	Level 3	Total
U.S. agency obligations	$—	$187,867	$—	$187,867
U.S. treasury securities	376,450	—	—	376,450
Corporate bonds	—	401,013	—	401,013
Commercial paper	—	283,260	—	283,260
Money market funds	194,272	—	—	194,272
Marketable equity investments	32,333	—	—	32,333
Foreign currency derivative assets	—	36,416	—	36,416
Total assets	$603,055	$908,556	$—	$1,511,611
Foreign currency derivative liabilities	$—	$540	$—	$540
Total liabilities	$—	$540	$—	$540
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

Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	October 31, 2018		January 31, 2018
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
0.75% Convertible senior notes	$—	$—	$341,509	$504,994
1.50% Convertible senior notes	229,684	418,310	221,378	385,550
0.25% Convertible senior notes	961,139	1,274,798	928,467	1,200,577
In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018 (“2018 Notes”), which were subsequently converted by note holders during the second quarter of fiscal 2019. In June 2013, concurrent with the 2018 Notes offering, we issued $250 million of 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes” and together with the 2018 Notes and 2020 Notes, the “Notes”). The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of each reporting period. The if-converted value of the 2020 Notes exceeded the principal amount by $157 million. The if-converted value of the 2022 Notes was less than the principal amount by $110 million. The if-converted values were determined based on the closing price of our common stock of $133.02 on October 31, 2018. For further information, see Note 11.
Note 5. Deferred Costs
Deferred costs, which primarily consist of deferred sales commissions, were $222 million and $204 million as of October 31, 2018 and January 31, 2018, respectively. Amortization expense for the deferred costs was $18 million and $14 million for the three months ended October 31, 2018 and 2017, respectively, and $52 million and $42 million for the nine months ended October 31, 2018 and 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2018	January 31, 2018
Land	$18,593	$8,451
Buildings	389,320	255,093
Computers, equipment, and software	510,677	425,025
Furniture and fixtures	36,557	34,809
Leasehold improvements	154,108	132,209
Property and equipment, gross (1)	1,109,255	855,587
Less accumulated depreciation and amortization	(373,812)	(308,978)
Property and equipment, net	$735,443	$546,609

(1)
Property and equipment, gross included construction-in-progress for owned real estate projects of $297 million and $177 million that had not yet been placed in service as of October 31, 2018 and January 31, 2018, respectively.

Depreciation expense totaled $38 million and $30 million for the three months ended October 31, 2018 and 2017, respectively, and $107 million and $85 million for the nine months ended October 31, 2018 and 2017, respectively. Interest costs capitalized to property and equipment totaled $3 million for each of the three month periods ended October 31, 2018 and 2017, and $7 million and $6 million for the nine months ended October 31, 2018 and 2017, respectively.
Note 7. Business Combination
On August 1, 2018, we acquired all outstanding stock of Adaptive Insights, Inc. (“Adaptive Insights”) for $1.5 billion. The acquisition of Adaptive Insights, a cloud-based provider of business planning software strengthens our product portfolio and will enable our customers to better plan, execute, and analyze in one system.

The purchase consideration transferred consisted of the following (in thousands):

Purchase Consideration
Cash paid to common and preferred stockholders, warrant holders, and vested option holders	$1,408,422
Debt repaid by Workday on behalf of Adaptive Insights	53,696
Transaction costs paid by Workday on behalf of Adaptive Insights	23,375
Fair value of assumed Adaptive Insights awards attributable to pre-combination services (1)	5,424
Total purchase consideration	$1,490,917

(1)	The assumed awards were primarily options, which were fair valued based upon the Black-Scholes option-pricing model.
The purchase consideration was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill as shown below. The fair values of assets acquired and liabilities assumed, including current income taxes payable and deferred taxes, may change as additional information is received during the measurement period. The measurement period will end no later than one year from the acquisition date.

Assets acquired:	(in thousands)
Cash and cash equivalents	$37,892
Trade and other receivables, net	23,042
Prepaid expenses and other current assets and other assets	4,619
Property and equipment, net	2,246
Acquisition-related intangible assets, net	316,000
Total assets acquired	$383,799

Liabilities assumed:
Accounts payable	$3,115
Accrued expenses and other current liabilities	9,092
Accrued compensation	13,545
Unearned revenue (1)	67,754
Other liabilities	1,919
Total liabilities assumed	95,425
Net assets acquired, excluding goodwill	288,374
Total purchase consideration	1,490,917
Estimated goodwill (2)	$1,202,543

(1)	The cost build-up method was used to determine the fair value of unearned revenue.

(2)
The goodwill recognized was primarily attributable to the value of the acquired workforce, the opportunity to expand our customer base, and the ability to add breadth and depth to our product portfolio by accelerating our financial planning roadmap. The goodwill is not deductible for U.S. federal income tax purposes.

The fair value of the separately identifiable finite-lived intangible assets acquired and estimated useful lives are as follows (in thousands, except years):

	Estimated Fair Values	Estimated Useful Lives
Trade name	$12,000	1.5
Developed technology	105,000	5.0
Customer relationships	188,000	9.0 - 10.0
Backlog	11,000	2.0
Total acquisition-related intangible assets	$316,000

The fair values of the trade name and developed technology were determined utilizing the relief-from-royalty method, and the multi-period excess earnings method was utilized to fair value customer relationships and backlog. The valuation model inputs required the application of considerable judgment by management. The acquired finite-lived intangible assets have a total weighted-average amortization period of 7.6 years.
We have included the financial results of Adaptive Insights in our condensed consolidated financial statements from the date of acquisition. One-time acquisition related transaction costs of $23 million and $25 million were expensed as incurred during the three and nine months ended October 31, 2018, respectively, and were recorded within general and administrative expense in our condensed consolidated statements of operations.
Unaudited Pro Forma Financial Information
The unaudited pro forma financial information shown below summarizes the combined results of operations for Workday and Adaptive Insights as if the closing of the acquisition had occurred on February 1, 2017, the first day of our fiscal year 2018. The unaudited pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The adjustments primarily reflect the amortization of acquired intangible assets, share-based compensation expense for replacement awards, as well as the pro forma tax impact for such adjustments. The pro forma financial information reflects $67 million of nonrecurring expenses related to acquisition costs and certain compensation expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

	(in thousands, except per share data)
Total revenues	$743,189	$578,551	$2,097,429	$1,620,094
Net loss	(92,417)	(121,309)	(320,908)	(409,032)
Net loss per share, basic and diluted	$(0.42)	$(0.58)	$(1.49)	$(1.98)
The unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had taken place on February 1, 2017.
Note 8. Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	October 31, 2018	January 31, 2018
Developed technology	$186,800	$69,700
Customer relationships	189,000	1,000
Trade name	12,000	—
Backlog	11,000	—
	398,800	70,700
Less accumulated amortization	(66,217)	(36,466)
Acquisition-related intangible assets, net	$332,583	$34,234
Amortization expense related to acquisition-related intangible assets was $20 million and $4 million for the three months ended October 31, 2018 and 2017, respectively, and $30 million and $14 million for the nine months ended October 31, 2018 and 2017, respectively.
As of October 31, 2018, our future estimated amortization expense related to acquisition-related intangible assets is as follows (in thousands):

Fiscal Period:
2019	$19,343
2020	68,856
2021	48,142
2022	43,733
2023	41,009
Thereafter	111,500
Total	$332,583

Note 9. Other Assets
Other assets consisted of the following (in thousands):

	October 31, 2018	January 31, 2018
Non-marketable equity and other investments	$40,203	$29,205
Prepayments for computing infrastructure platform	10,738	13,588
Technology patents, net	10,980	11,217
Acquired land leasehold interest, net	9,491	9,570
Deposits	4,966	4,492
Net deferred tax assets	3,726	1,884
Other	52,125	39,762
Total	$132,229	$109,718
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
Cash Flow Hedges
We are exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. We have a hedging program in which we enter into foreign currency forward contracts related to certain customer contracts. We designate these forward contracts as cash flow hedging instruments as the accounting criteria for such designation have been met. The effective portion of the gains or losses resulting from changes in the fair value of these hedges is recorded in Accumulated other comprehensive income (loss) (“OCI”) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. The changes in value of these contracts resulting from changes in forward points are excluded from the assessment of hedge effectiveness and are recorded as incurred in Other income (expense), net on the condensed consolidated statements of operations. Cash flows from such forward contracts are classified as operating activities.
As of October 31, 2018 and January 31, 2018, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $711 million and $549 million, respectively. All contracts have maturities not greater than 36 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
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
As of October 31, 2018 and January 31, 2018, we had outstanding forward contracts not designated as hedges with total notional values of $213 million and $75 million, respectively.

The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2018	January 31, 2018
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$18,417	$15
Foreign currency forward contracts designated as cash flow hedges	Other assets	16,481	4
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	1,445	79
Foreign currency forward contracts not designated as hedges	Other assets	73	—
Total Derivative Assets		$36,416	$98
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$213	$18,355
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	10	11,650
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	317	2,805
Foreign currency forward contracts not designated as hedges	Other liabilities	—	102
Total Derivative Liabilities		$540	$32,912
Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Three Months Ended October 31,		Nine Months Ended October 31,
		2018	2017	2018	2017
Gains (losses) recognized in OCI (effective portion) (1)	Net change in market value of effective foreign currency forward exchange contracts	$16,341	$7,372	$52,506	$(16,526)
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	(2,373)	679	(5,450)	1,386
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other income (expense), net	2,700	350	8,958	1,740

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of October 31, 2018, net gains of $0.4 million are expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
Derivative Type		2018	2017	2018	2017
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$2,488	$829	$6,166	$(1,796)
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
As of October 31, 2018, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative Assets:
Counterparty A	$8,172	$—	$8,172	$(91)	$—	$8,081
Counterparty B	23,879	—	23,879	(337)	—	23,542
Counterparty C	4,365	—	4,365	(112)	—	4,253
Total	$36,416	$—	$36,416	$(540)	$—	$35,876

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative Liabilities:
Counterparty A	$91	$—	$91	$(91)	$—	$—
Counterparty B	337	—	337	(337)	—	—
Counterparty C	112	—	112	(112)	—	—
Total	$540	$—	$540	$(540)	$—	$—
Note 11. Convertible Senior Notes, Net
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 with a principal amount of $350 million. The 2018 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 0.75% on January 15 and July 15 of each year. During the second quarter of fiscal 2019, the 2018 Notes were converted by note holders and we repaid the $350 million principal balance in cash. We also distributed approximately 1.5 million shares of our Class A common stock to note holders during the second quarter of fiscal 2019, which represents the conversion value in excess of the principal amount.
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
The terms of the Notes are governed by Indentures by and between us and Wells Fargo Bank, National Association, as Trustee (the “Indentures”). Upon conversion, holders of the Notes will receive cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election.
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
In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.4 million for the three months ended October 31, 2017 and $0.6 million and $1 million for the nine months ended October 31, 2018 and 2017, respectively. There was no related amortization expense for the three months ended October 31, 2018 as the 2018 Notes were converted and repaid during the second quarter of fiscal 2019. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million and $0.5 million for each of the three and nine month periods ended October 31, 2018 and 2017, respectively. For the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million. Amortization expense for the liability issuance costs was $0.7 million and $0.4 million for the three months ended October 31, 2018 and 2017, respectively, and $2.1 million and $0.4 million for the nine months ended October 31, 2018 and 2017, respectively.

The Notes, net consisted of the following (in thousands):

	October 31, 2018			January 31, 2018
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Principal amounts:
Principal	$—	$249,997	$1,150,000	$350,000	$250,000	$1,150,000
Unamortized debt discount	—	(19,163)	(177,659)	(7,850)	(26,968)	(208,188)
Unamortized debt issuance costs	—	(1,150)	(11,202)	(641)	(1,654)	(13,345)
Net carrying amount	$—	$229,684	$961,139	$341,509	$221,378	$928,467
Carrying amount of the equity component (1)	$74,887	$66,007	$219,702	$74,892	$66,007	$219,702

(1)
Included on the condensed consolidated balance sheets within Additional paid-in capital, net of $2 million, $2 million, and $4 million for the 2018 Notes, 2020 Notes, and 2022 Notes, respectively, in equity issuance costs.

As of October 31, 2018, the 2020 Notes and 2022 Notes have remaining lives of approximately 20 months and 47 months, respectively.
For more than 20 trading days during the 30 consecutive trading days ended April 30, 2018, July 31, 2018, and October 31, 2018, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2020 Notes. As a result, the 2020 Notes were convertible at the option of the holders during the second and third quarter of fiscal 2019 and will continue to be convertible during the fourth quarter of fiscal 2019. Accordingly, the 2020 Notes are classified as current on the condensed consolidated balance sheet as of October 31, 2018. From May 1, 2018 through the date of this filing, the amount of the principal balance of the 2020 Notes that has been converted or for which conversion has been requested was not material.
The effective interest rates of the liability components of the 2018 Notes, 2020 Notes, and 2022 Notes are 5.75%, 6.25%, and 4.60%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended October 31,						Nine Months Ended October 31,
	2018			2017			2018			2017
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Contractual interest expense	$—	$937	$718	$656	$938	$367	$1,196	$2,812	$2,156	$1,969	$2,813	$367
Interest cost related to amortization of debt issuance costs	—	167	714	352	168	365	641	504	2,143	1,056	503	365
Interest cost related to amortization of the debt discount	—	2,643	10,293	4,162	2,482	5,042	7,850	7,805	30,529	12,310	7,332	5,042
We capitalized interest costs related to the Notes of $3 million for each of the three month periods ended October 31, 2018 and 2017, and $7 million and $6 million for the nine months ended October 31, 2018 and 2017, respectively.

Notes Hedges
In connection with the issuance of the Notes, we entered into convertible note hedge transactions with respect to our Class A common stock (“Purchased Options”). The Purchased Options relating to the 2018 Notes gave us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2018 Notes, approximately 4.2 million shares of our Class A common stock for $83.28 per share, exercisable upon conversion of the 2018 Notes. During the second quarter of fiscal 2019, we received approximately 1.5 million shares of our Class A common stock from the exercise of the Purchased Options relating to the 2018 Notes. These shares were recorded as treasury stock.
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
Warrants
In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants (“Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 4.2 million shares over 60 scheduled trading days beginning in October 2018, 3.1 million shares over 60 scheduled trading days beginning in October 2020, and 7.8 million shares over 60 scheduled trading days beginning in January 2023 of our Class A common stock at an exercise price of $107.96, $107.96, and $213.96 per share, respectively. If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share assuming that we are profitable. The Warrants are separate transactions and are not part of the terms of the Notes or the Purchased Options.
We received aggregate proceeds of $93 million from the sale of the Warrants related to the 2018 Notes and the 2020 Notes, and $81 million from the sale of the Warrants related to the 2022 Notes. The proceeds from the sale of the Warrants are recorded in Additional paid-in capital on the condensed consolidated balance sheets.
During the three months ended October 31, 2018, Warrants related to the 2018 Notes were exercised, and we distributed approximately 0.1 million shares of our Class A common stock to warrant holders utilizing treasury stock. The number of net shares distributed was determined based on the number of Warrants exercised multiplied by the difference between the exercise price of the Warrants and their daily volume weighted-average stock price. As of October 31, 2018, there were 3.5 million Warrants outstanding related to the 2018 Notes.
Note 12. Commitments and Contingencies
Facility and Computing Infrastructure-related Commitments
We have entered into non-cancelable agreements for certain of our offices and data centers with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 18). Our operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage as well as data center power capacity for certain data centers. We generally recognize these expenses on a straight-line basis over the period in which we benefit from the lease. Total rent expense was $25 million and $21 million for the three months ended October 31, 2018 and 2017, respectively, and $72 million and $60 million for the nine months ended October 31, 2018 and 2017, respectively.
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

Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of October 31, 2018, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Common Stock and Stockholders’ Equity
Common Stock
As of October 31, 2018, there were 151 million shares of Class A common stock, net of treasury stock, and 67 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). Pursuant to the terms of the EIP, the share reserve increased by 11 million shares in March 2018. As of October 31, 2018, we had approximately 65 million shares of Class A common stock available for future grants.
In connection with the acquisition of Adaptive Insights, we assumed unvested awards that had been granted under the Adaptive Insights, Inc. 2013 Equity Incentive Plan.
We also have a 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. As of October 31, 2018, approximately 7 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the nine months ended October 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2018	12,819,516	$84.77
RSUs granted	6,408,869	127.78
RSUs vested	(4,722,787)	84.06
RSUs forfeited	(699,400)	94.52
Balance as of October 31, 2018	13,806,198	$104.48
As of October 31, 2018, there was a total of $1.3 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.8 years.
Performance-based Restricted Stock Units

During fiscal 2018, 0.4 million shares of performance-based restricted stock units (“PRSUs”) were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2018. During the nine months ended October 31, 2018, we recognized $7 million in compensation cost related to these PRSUs.

Additionally, during fiscal 2019, 0.5 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. We expect to grant additional shares related to this program for employees hired in fiscal 2019. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2019 and if the individual employee continues to provide service through the vesting date of March 15, 2019. During the three and nine months ended October 31, 2018, we recognized $20 million and $29 million, respectively, in compensation cost related to these PRSUs, and there is a total of $31 million in unrecognized compensation cost which is expected to be recognized over a weighted-average period of approximately five months.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory options to employees and non-employees. Options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the nine months ended October 31, 2018 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2018	6,595,486	$4.23	$763
Stock options assumed	1,103,942	26.84
Stock options exercised	(1,153,579)	9.10
Stock options canceled	(33,320)	15.06
Balance as of October 31, 2018	6,512,529	$7.14	$820
Vested and expected to vest as of October 31, 2018	6,446,090	$7.41	$810
Exercisable as of October 31, 2018	5,643,205	$4.58	$725
As of October 31, 2018, there was a total of $84 million in unrecognized compensation cost related to unvested assumed stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years.
Note 14. Unearned Revenue and Performance Obligations
$547 million and $421 million of subscription services revenue was recognized during the three months ended October 31, 2018 and 2017, respectively, that was included in the unearned revenue balances as of July 31, 2018 and 2017, respectively. $1.2 billion and $904 million of subscription services revenue was recognized during the nine months ended October 31, 2018 and 2017, respectively, that was included in the unearned revenue balances as of January 31, 2018 and 2017, respectively. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of October 31, 2018, approximately $5.9 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $4.02 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of October 31, 2018 was not material.

Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Interest income	$6,995	$6,394	$33,923	$15,474
Interest expense (1)	(12,348)	(12,285)	(48,165)	(26,111)
Other (2)	31,970	2,149	38,624	6,170
Other income (expense), net	$26,617	$(3,742)	$24,382	$(4,467)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes, 2020 Notes, and 2022 Notes and non-cash interest expense related to amortization of the debt discount and debt issuance costs, net of capitalized interest costs (see Note 11).

(2)	Other includes the net gains (losses) from our equity investments (see Note 3).
Note 16. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjusting for discrete tax items in the period. We reported an income tax benefit of $5 million and an income tax provision of $6 million for the nine months ended October 31, 2018 and 2017, respectively. The income tax benefit for the nine months ended October 31, 2018 was primarily attributable to the application of intra-period tax allocation rules related to gains from comprehensive income and excess tax benefits in certain foreign jurisdictions from share-based compensation. The income tax benefit was partially offset by state taxes and income tax expenses in profitable foreign jurisdictions. The income tax provision for the nine months ended October 31, 2017 was primarily attributable to state taxes and income tax expenses in profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of October 31, 2018, we continue to maintain a full valuation allowance on our deferred tax assets except in certain jurisdictions.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows companies to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. As of October 31, 2018, we did not have any significant adjustments to our initial assessment performed as of January 31, 2018. We will continue our analysis for all the tax effects of the Tax Act, which are still subject to change during the measurement period, and anticipate further guidance on accounting interpretations from the FASB and application of the Tax Act from the Department of the Treasury.
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2018		2017		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(105,549)	$(47,782)	$(55,592)	$(29,954)	$(213,961)	$(99,936)	$(149,179)	$(82,943)
Denominator:
Weighted-average common shares outstanding	149,855	67,839	135,941	73,247	146,951	68,637	132,851	73,864
Basic and diluted net loss per share	$(0.70)	$(0.70)	$(0.41)	$(0.41)	$(1.46)	$(1.46)	$(1.12)	$(1.12)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of October 31,
	2018	2017
Outstanding common stock options	6,513	7,070
Shares subject to repurchase	—	15
Unvested restricted stock awards, units, and PRSUs	14,302	13,680
Shares related to the convertible senior notes	10,876	15,079
Shares subject to warrants related to the issuance of convertible senior notes	14,379	15,079
Shares issuable pursuant to the ESPP	418	375
	46,488	51,298
Note 18. Related Party Transactions
We lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California, under various lease agreements. The average term of the agreements is 8 years. The total rent expense under these agreements was $3 million and $2 million for the three months ended October 31, 2018 and 2017, respectively, and $8 million and $6 million for the nine months ended October 31, 2018 and 2017, respectively.
Note 19. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
United States	$573,473	$439,794	$1,568,812	$1,242,431
Other countries	169,716	115,595	464,740	318,139
Total	$743,189	$555,389	$2,033,552	$1,560,570
No single country other than the United States had revenues greater than 10% of total revenues for the three and nine months ended October 31, 2018 and 2017. No customer individually accounted for more than 10% of our trade and other receivables, net as of October 31, 2018 or January 31, 2018.

Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth Property and equipment, net by geographic area (in thousands):

	October 31, 2018	January 31, 2018
United States	$661,942	$479,996
Ireland	57,771	52,904
Other countries	15,730	13,709
Total	$735,443	$546,609

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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
Overview
Workday provides financial management, human capital management, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer Internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers with highly adaptable, accessible, and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources.
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
Our diverse customer base includes medium-sized and large, global companies. We have achieved significant growth in a relatively short period of time with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 10,200 and approximately 7,900 employees as of October 31, 2018 and 2017, respectively.

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
Subscription services revenues accounted for 84% of our total revenues during the three and nine months ended October 31, 2018 and represented 96% of our total unearned revenue as of October 31, 2018. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three and nine months ended October 31, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2018	2017	% Change	2018	2017	% Change
Revenues:
Subscription services	$624,416	$463,568	35%	$1,712,224	$1,297,831	32%
Professional services	118,773	91,821	29%	321,328	262,739	22%
Total revenues	$743,189	$555,389	34%	$2,033,552	$1,560,570	30%
Total revenues were $743 million for the three months ended October 31, 2018, compared to $555 million during the prior year period, an increase of $188 million, or 34%. Subscription services revenues were $624 million for the three months ended October 31, 2018, compared to $464 million for the prior year period, an increase of $160 million, or 35%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $119 million for the three months ended October 31, 2018, compared to $92 million for the prior year period, an increase of $27 million, or 29%. The increase in professional services revenues was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Total revenues were $2.0 billion for the nine months ended October 31, 2018, compared to $1.6 billion during the prior year period, an increase of $0.4 billion, or 30%. Subscription services revenues were $1.7 billion for the nine months ended October 31, 2018, compared to $1.3 billion for the prior year period, an increase of $0.4 billion, or 32%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $321 million for the nine months ended October 31, 2018, compared to $263 million for the prior year period, an increase of $58 million, or 22%. The increase in professional services revenues was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.

Operating Expenses
GAAP operating expenses were $926 million for the three months ended October 31, 2018, compared to $635 million for the prior year period, an increase of $291 million, or 46%. The increase was primarily due to an increase of $207 million in employee-related costs driven by higher headcount, $32 million in outside services expenses, $23 million in depreciation and amortization expenses, $7 million in facility and IT-related expenses, $7 million in third-party costs for hardware maintenance and data center capacity, and $4 million in marketing expenses. These increases are partially attributable to the acquisition of Adaptive Insights, including one-time transaction and integration-related costs.
GAAP operating expenses were $2.4 billion for the nine months ended October 31, 2018, compared to $1.8 billion for the prior year period, an increase of $0.6 billion, or 33%. The increase was primarily due to an increase of $0.4 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to outside services, depreciation, amortization, and third-party costs for hardware maintenance and data center capacity. These increases are partially attributable to the acquisition of Adaptive Insights, including one-time transaction and integration-related costs.
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
Non-GAAP operating expenses were $694 million for the three months ended October 31, 2018, compared to $505 million for the prior year period, an increase of $189 million, or 37%. The increase was primarily due to an increase of $119 million in employee-related costs driven by higher headcount, $32 million in outside services expenses, $9 million in depreciation and amortization expenses, $7 million in facility and IT-related expenses, and $7 million in third-party costs for hardware maintenance and data center capacity. These increases are partially attributable to the acquisition of Adaptive Insights, including one-time transaction and integration-related costs.
Non-GAAP operating expenses were $1.8 billion for the nine months ended October 31, 2018, compared to $1.4 billion for the prior year period, an increase of $0.4 billion, or 31%. The increase was primarily due to an increase of $0.3 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to outside services, depreciation, amortization, and third-party costs for hardware maintenance and data center capacity. These increases are partially attributable to the acquisition of Adaptive Insights, including one-time transaction and integration-related costs.

Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended October 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$103,310	$(10,205)	$(11,432)	$81,673
Costs of professional services	119,691	(15,702)	(495)	103,494
Product development	318,003	(86,304)	(3,082)	228,617
Sales and marketing	246,156	(38,720)	(7,717)	199,719
General and administrative	138,784	(57,993)	(758)	80,033
Total costs and expenses	$925,944	$(208,924)	$(23,484)	$693,536

	Three Months Ended October 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$71,898	$(6,899)	$(2,468)	$62,531
Costs of professional services	91,657	(9,956)	(200)	81,501
Product development	239,588	(59,116)	(3,780)	176,692
Sales and marketing	176,121	(25,517)	(598)	150,006
General and administrative	56,184	(20,991)	(683)	34,510
Total costs and expenses	$635,448	$(122,479)	$(7,729)	$505,240

	Nine Months Ended October 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$271,078	$(26,603)	$(19,671)	$224,804
Costs of professional services	330,124	(39,012)	(2,715)	288,397
Product development	874,427	(230,169)	(15,839)	628,419
Sales and marketing	641,391	(93,699)	(11,336)	536,356
General and administrative	259,533	(99,163)	(3,356)	157,014
Total costs and expenses	$2,376,553	$(488,646)	$(52,917)	$1,834,990

	Nine Months Ended October 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$197,627	$(19,170)	$(3,222)	$175,235
Costs of professional services	260,834	(27,278)	(1,485)	232,071
Product development	657,130	(167,068)	(19,344)	470,718
Sales and marketing	503,782	(74,618)	(3,398)	425,766
General and administrative	163,085	(63,656)	(2,755)	96,674
Total costs and expenses	$1,782,458	$(351,790)	$(30,204)	$1,400,464

(1)
Share-based compensation expenses were $209 million and $122 million for the three months ended October 31, 2018 and 2017, respectively, and $489 million and $352 million for the nine months ended October 31, 2018 and 2017, respectively. The increase in share-based compensation expenses was primarily due to assumed Adaptive Insights, Inc. (“Adaptive Insights”) awards and grants of restricted stock units (“RSUs”) to existing and new employees.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $4 million and $3 million for the three months ended October 31, 2018 and 2017, respectively, and $23 million and $16 million for the nine months ended October 31, 2018 and 2017, respectively. In addition, other operating expenses included amortization of acquisition-related intangible assets of $19 million and $4 million for the three months ended October 31, 2018 and 2017, respectively, and $30 million and $14 million for the nine months ended October 31, 2018 and 2017, respectively.

(3)	See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $103 million for the three months ended October 31, 2018, compared to $72 million for the prior year period, an increase of $31 million, or 43%. The increase was primarily due to increases of $14 million in depreciation expense related to equipment in our data centers, $10 million in employee-related costs driven by higher headcount, and $7 million in third-party costs for hardware maintenance and data center capacity.
GAAP operating expenses in costs of subscription services were $271 million for the nine months ended October 31, 2018, compared to $198 million for the prior year period, an increase of $73 million, or 37%. The increase was primarily due to increases of $28 million in depreciation expense related to equipment in our data centers, $25 million in employee-related costs driven by higher headcount, and $16 million in third-party costs for hardware maintenance and data center capacity.
Non-GAAP operating expenses in costs of subscription services were $82 million for the three months ended October 31, 2018, compared to $63 million for the prior year period, an increase of $19 million, or 30%. The increase was primarily due to increases of $7 million in third-party costs for hardware maintenance and data center capacity, $6 million in employee-related costs driven by higher headcount, and $5 million in depreciation expense related to equipment in our data centers.
Non-GAAP operating expenses in costs of subscription services were $225 million for the nine months ended October 31, 2018, compared to $175 million for the prior year period, an increase of $50 million, or 29%. The increase was primarily due to increases of $17 million in employee-related costs driven by higher headcount, $16 million in third-party costs for hardware maintenance and data center capacity, and $12 million in depreciation expense related to equipment in our data centers.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $120 million for the three months ended October 31, 2018, compared to $92 million for the prior year period, an increase of $28 million, or 30%. The increase was primarily due to additional costs of $24 million to staff our deployment and integration engagements and $2 million in facility and IT-related expenses.
GAAP operating expenses in costs of professional services were $330 million for the nine months ended October 31, 2018, compared to $261 million for the prior year period, an increase of $69 million, or 26%. The increase was primarily due to additional costs of $59 million to staff our deployment and integration engagements and $5 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of professional services were $103 million for the three months ended October 31, 2018, compared to $82 million for the prior year period, an increase of $21 million, or 26%. The increase was primarily due to additional costs of $18 million to staff our deployment and integration engagements and $2 million in facility and IT-related expenses.
Non-GAAP operating expenses in costs of professional services were $288 million for the nine months ended October 31, 2018, compared to $232 million for the prior year period, an increase of $56 million, or 24%. The increase was primarily due to additional costs of $46 million to staff our deployment and integration engagements and $5 million in facility and IT-related expenses.
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

GAAP operating expenses in product development were $318 million for the three months ended October 31, 2018, compared to $240 million for the prior year period, an increase of $78 million, or 33%. The increase was primarily due to increases of $71 million in employee-related costs driven by higher headcount and $6 million in facility and IT-related expenses.
GAAP operating expenses in product development were $874 million for the nine months ended October 31, 2018, compared to $657 million for the prior year period, an increase of $217 million, or 33%. The increase was primarily due to increases of $192 million in employee-related costs driven by higher headcount and $23 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $229 million for the three months ended October 31, 2018, compared to $177 million for the prior year period, an increase of $52 million, or 29%. The increase was primarily due to increases of $44 million in employee-related costs driven by higher headcount and $6 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $628 million for the nine months ended October 31, 2018, compared to $471 million for the prior year period, an increase of $157 million, or 33%. The increase was primarily due to increases of $124 million in employee-related costs driven by higher headcount and $23 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we invest to improve and expand our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $246 million for the three months ended October 31, 2018, compared to $176 million for the prior year period, an increase of $70 million, or 40%. The increase was primarily due to increases of $52 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $3 million in advertising, marketing, and event costs, and $3 million in facility and IT-related expenses.
GAAP operating expenses in sales and marketing were $641 million for the nine months ended October 31, 2018, compared to $504 million for the prior year period, an increase of $137 million, or 27%. The increase was primarily due to increases of $101 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $13 million in advertising, marketing, and event costs, and $8 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $200 million for the three months ended October 31, 2018, compared to $150 million for the prior year period, an increase of $50 million, or 33%. The increase was primarily due to increases of $38 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $3 million in advertising, marketing, and event costs, and $3 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $536 million for the nine months ended October 31, 2018, compared to $426 million for the prior year period, an increase of $110 million, or 26%. The increase was primarily due to increases of $81 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $13 million in advertising, marketing, and event costs, and $8 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $139 million for the three months ended October 31, 2018, compared to $56 million for the prior year period, an increase of $83 million, or 148%. The increase was primarily due to additional employee-related costs driven by higher headcount and one-time transaction and integration-related costs due to the acquisition of Adaptive Insights.
GAAP operating expenses in general and administrative were $260 million for the nine months ended October 31, 2018, compared to $163 million for the prior year period, an increase of $97 million, or 60%. The increase was primarily due to additional employee-related costs driven by higher headcount and one-time transaction and integration-related costs due to the acquisition of Adaptive Insights.
Non-GAAP operating expenses in general and administrative were $80 million for the three months ended October 31, 2018, compared to $35 million for the prior year period, an increase of $45 million, or 129%. The increase was primarily due to increases in outside services expenses, additional employee-related costs driven by higher headcount, and one-time transaction and integration-related costs due to the acquisition of Adaptive Insights.

Non-GAAP operating expenses in general and administrative were $157 million for the nine months ended October 31, 2018, compared to $97 million for the prior year period, an increase of $60 million, or 62%. The increase was primarily due to increases in outside services expenses, additional employee-related costs driven by higher headcount, and one-time transaction and integration-related costs due to the acquisition of Adaptive Insights.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins declined from (14.4)% for the three months ended October 31, 2017 to (24.6)% for the three months ended October 31, 2018. The reduction in our GAAP operating margins in the three months ended October 31, 2018 were primarily due to higher share-based compensation and other operating expenses related to the Adaptive Insights acquisition, including one-time transaction and integration-related costs, offset by higher revenues.
GAAP operating margins declined from (14.2)% for the nine months ended October 31, 2017 to (16.9)% for the nine months ended October 31, 2018. The reduction in our GAAP operating margins in the nine months ended October 31, 2018 were primarily due to higher share-based compensation and other operating expenses related to the Adaptive Insights acquisition, including one-time transaction and integration-related costs, offset by higher revenues.
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
Non-GAAP operating margins declined from 9.0% for the three months ended October 31, 2017 to 6.7% for the three months ended October 31, 2018. The reduction in our non-GAAP operating margins in the three months ended October 31, 2018 were primarily due to higher operating expenses related to the Adaptive Insights acquisition, including one-time transaction and integration-related costs, offset by higher revenues.
Non-GAAP operating margins declined from 10.3% for the nine months ended October 31, 2017 to 9.8% for the nine months ended October 31, 2018. The reduction in our non-GAAP operating margins in the nine months ended October 31, 2018 were primarily due to higher operating expenses related to the Adaptive Insights acquisition, including one-time transaction and integration-related costs, offset by higher revenues.

Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended October 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(24.6)%	28.1%	3.2%	6.7%

	Three Months Ended October 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.4)%	22.1%	1.3%	9.0%

	Nine Months Ended October 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(16.9)%	24.0%	2.7%	9.8%

	Nine Months Ended October 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.2)%	22.5%	2.0%	10.3%

(1)	See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
Other income, net increased $30 million for the three months ended October 31, 2018 as compared to the prior year period. The increase was primarily due to an increase in the net gain from our equity investments of $29 million.
Other income, net increased $29 million for the nine months ended October 31, 2018 as compared to the prior year period. The increase was due to an increase in other income of $32 million primarily related to the net gain from our equity investments and an increase in interest income of $18 million. This was offset by an increase in interest expense of $22 million primarily related to the 0.25% convertible senior notes issued in September 2017.
Liquidity and Capital Resources
As of October 31, 2018, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.6 billion, which were held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds.
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

Our cash flows for the three and nine months ended October 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$114,296	$144,031	$356,145	$339,179
Investing activities	(1,268,079)	(595,458)	(640,358)	(617,002)
Financing activities	2,704	1,039,314	(306,120)	1,073,765
Effect of exchange rate changes	(213)	(322)	(795)	261
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,151,292)	$587,565	$(591,128)	$796,203
Operating Activities
Cash provided by operating activities was $114 million and $144 million for the three months ended October 31, 2018 and 2017, respectively. The decrease in cash flow provided by operating activities was primarily due to higher operating expenses driven by increased headcount and the Adaptive Insights acquisition, including one-time transaction and integration-related costs, partially offset by increases in sales and the related cash collections.
Cash provided by operating activities was $356 million and $339 million for the nine months ended October 31, 2018 and 2017, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount and the Adaptive Insights acquisition, including one-time transaction and integration-related costs.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2018 was $1.3 billion, which was primarily the result of a net cash outflow of $1.4 billion related to the Adaptive Insights acquisition, capital expenditures for data center and office space projects of $55 million, capital expenditures related to the construction of our development center of $35 million, and purchases of non-marketable equity and other investments of $29 million. These payments were partially offset by the timing of purchases and maturities of marketable securities and proceeds of $18 million from the sales and maturities of non-marketable equity and other investments.
Cash used in investing activities for the three months ended October 31, 2017 was $595 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures for owned real estate projects (including construction of our development center) of $28 million, capital expenditures for data center and office space projects of $36 million, and purchases of non-marketable equity and other investments of $5 million. These payments were partially offset by proceeds of $33 million from the sale of marketable securities.
Cash used in investing activities for the nine months ended October 31, 2018 was $640 million, which was primarily the result of a net cash outflow of $1.4 billion related to the Adaptive Insights acquisition, capital expenditures for data center and office space projects of $158 million, capital expenditures related to the construction of our development center of $110 million, and purchases of non-marketable equity and other investments of $33 million. These payments were partially offset by the timing of purchases and maturities of marketable securities, proceeds of $946 million from the sale of marketable securities, and proceeds of $18 million from the sales and maturities of non-marketable equity and other investments. The sale of marketable securities during fiscal 2019 was to prepare for the Adaptive Insights acquisition.
Cash used in investing activities for the nine months ended October 31, 2017 was $617 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures for owned real estate projects (including construction of our development center) of $80 million, capital expenditures for data center and office space projects of $105 million, and purchases of non-marketable equity and other investments of $11 million. These payments were partially offset by proceeds of $223 million from the sale of marketable securities.
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

Financing Activities
Cash provided by financing activities was $3 million for the three months ended October 31, 2018, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities for the three months ended October 31, 2017 was $1.0 billion, which was primarily due to the issuance of $1.15 billion principal amount of 0.25% convertible senior notes due October 1, 2022, net of issuance costs of $18 million, and the related sale of warrants for $81 million and purchase of note hedges for $176 million. For further information, see Note 11 of the notes to condensed consolidated financial statements. In addition, cash flows from financing activities included $2 million of proceeds from the issuance of common stock from employee equity plans.
Cash used in financing activities was $306 million for the nine months ended October 31, 2018, which was primarily due to the principal payment of $350 million of 0.75% convertible senior notes, offset by proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities for the nine months ended October 31, 2017 was $1.1 billion, which was primarily due to the issuance of $1.15 billion principal amount of 0.25% convertible senior notes due October 1, 2022, net of issuance costs of $18 million, and the related sale of warrants for $81 million and purchase of note hedges for $176 million. For further information, see Note 11 of the notes to condensed consolidated financial statements. In addition, cash flows from financing activities included $37 million of proceeds from the issuance of common stock from employee equity plans.
Convertible Senior Notes
In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018 (“2018 Notes”), which were subsequently converted by note holders during the second quarter of fiscal 2019. In June 2013, concurrent with the 2018 Notes offering, we issued $250 million of 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes” and together with the 2018 Notes and 2020 Notes, the “Notes”).
Holders may convert the Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the Notes will receive cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election. It is our intent to settle the 2020 Notes using a combination of cash and shares of Class A common stock.
The 2020 Notes were convertible at the option of the holders during the second and third quarter of fiscal 2019 and will continue to be convertible during the fourth quarter of fiscal 2019 since the trigger for early conversion was met. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2020 Notes for more than 20 trading days during the 30 consecutive trading days ended April 30, 2018, July 31, 2018, and October 31, 2018. Accordingly, the 2020 Notes are classified as current on the condensed consolidated balance sheet as of October 31, 2018. From May 1, 2018 through the date of this filing, the amount of the principal balance of the 2020 Notes that has been converted or for which conversion has been requested was not material.

Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures (excluding owned real estate projects). See “Non-GAAP Financial Measures” below for further information.
Free cash flows decreased by $49 million to $59 million for the three months ended October 31, 2018, compared to $108 million for the prior year period. The decrease was primarily due to increases in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount and the Adaptive Insights acquisition, including one-time transaction and integration-related costs, partially offset by increases in sales and the related cash collections.
Free cash flows decreased by $35 million to $199 million for the nine months ended October 31, 2018, compared to $234 million for the prior year period. The decrease was primarily due to increases in capital expenditures (excluding owned real estate projects) and higher operating expenses driven by increased headcount and the Adaptive Insights acquisition, including one-time transaction and integration-related costs, partially offset by increases in sales and the related cash collections.
Reconciliations of Net cash provided by (used in) operating activities to free cash flows were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net cash provided by (used in) operating activities	$114,296	$144,031	$356,145	$339,179
Capital expenditures, excluding owned real estate projects	(55,427)	(36,356)	(157,635)	(105,477)
Free cash flows	$58,869	$107,675	$198,510	$233,702

	Trailing Twelve Months Ended October 31,
	2018	2017
Net cash provided by (used in) operating activities	$482,693	$448,910
Capital expenditures, excluding owned real estate projects	(193,694)	(137,755)
Free cash flows	$288,999	$311,155

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

•
Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, management believes it is useful to exclude share-based compensation expenses to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Share-based compensation expenses are determined using a number of factors, including our stock price, volatility, and forfeiture rates that are beyond our control and generally unrelated to operational decisions and performance in any particular period. Further, share-based compensation expenses are not reflective of the value ultimately received by the grant recipients.

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
See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three and nine months ended October 31, 2018 and 2017.

See Liquidity and Capital Resources—Free Cash Flows for a reconciliation from the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flow, for the three and nine months ended October 31, 2018 and 2017.
Contractual Obligations
Our contractual obligations primarily consist of our convertible senior notes, as well as obligations under leases for office space, co-location facilities for data center capacity, and agreements related to computing infrastructure platforms for business operations. As of October 31, 2018, the future non-cancelable minimum payments under operating leases and computing infrastructure agreements were $452 million. During the remainder of fiscal 2019, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with options to renew. We expect our future operating lease obligations will increase as we expand our operations.
We are not required to make principal payments under the 2020 Notes and 2022 Notes prior to maturity. If the 2020 Notes and 2022 Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $250 million in principal on July 15, 2020 and $1.15 billion in principal on October 1, 2022. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 11 of the notes to condensed consolidated financial statements.
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
Off-Balance Sheet Arrangements
Through October 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the nine months ended October 31, 2018, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018, other than the addition of Business Combinations as described below.
Business Combinations
Accounting for business combinations requires us to make significant estimates and assumptions. We allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded to goodwill. Estimates in the valuation include, but are not limited to, future expected cash flows, expected asset lives, royalty rates, and discount rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of October 31, 2018 and 2017, our most significant currency exposures were the Euro, Canadian dollar, British pound, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10 of the notes to condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $1.6 billion and $3.3 billion as of October 31, 2018 and January 31, 2018, respectively. Cash equivalents and marketable securities were invested primarily in U.S. agency obligations, U.S. treasury securities, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available-for-sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
An immediate increase of 100-basis points in interest rates would have resulted in a $2 million and $10 million market value reduction in our investment portfolio as of October 31, 2018 and January 31, 2018, respectively. An immediate decrease of 100-basis points in interest rates would have increased the market value by $2 million and $10 million as of October 31, 2018 and January 31, 2018, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in Accumulated other comprehensive income (loss) and are realized only if we sell the underlying securities before maturity.
Market Risk and Market Interest Risk
In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018, which were subsequently converted by note holders during the second quarter of fiscal 2019. In June 2013, concurrent with the 2018 Notes offering, we issued $250 million of 1.50% convertible senior notes due July 15, 2020. In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022.
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
The 2020 Notes and 2022 Notes have fixed annual interest rates of 1.50% and 0.25%, respectively, and therefore we do not have economic interest rate exposure on our Notes. However, the values of the 2020 Notes and 2022 Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate 2020 Notes and 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2020 Notes and 2022 Notes are affected by our stock price. The carrying values of the 2020 Notes and 2022 Notes were $230 million and $961 million, respectively, as of October 31, 2018. These represent the liability component of the principal balance of our Notes as of October 31, 2018. The total estimated fair values of the 2020 Notes and 2022 Notes as of October 31, 2018 were $418 million and $1.3 billion, respectively. The fair values were determined based on the quoted bid prices of the 2020 Notes and 2022 Notes in an over-the-counter market as of the last day of trading for the current fiscal quarter, which were $167.32 and $110.85, respectively. For further information, see Note 11 of the notes to condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this report.
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
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding their employees, customers, and suppliers as well as their finance and payroll data. As a result, unauthorized access or use of this data could expose us to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer and partner confidence in the security of our applications, destruction of information, indemnity obligations, and resulting fees, costs, expenses, loss of revenues, and other potential liabilities. We devote significant financial and personnel resources to implement and maintain security measures. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, if these measures are compromised as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to or use of our customers’ data, our reputation could be damaged, our business may suffer, and we could incur significant liabilities as well as incur significant costs to remediate any incidents. Cyber security challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, are often targeted at companies such as ours, and may take a variety of forms ranging from individual and groups of hackers to sophisticated organizations. Key cyber security risks range from viruses, worms, and other malicious software programs to “mega breaches” targeted against cloud services and other hosted software, any of which can result in disclosure of confidential information and intellectual property, defective products, production downtimes, supply shortages, and compromised data. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may generally lose trust in the security of financial management and HCM applications or analytics platforms. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, or result in lawsuits, regulatory fines, or other action or liabilities, which could adversely affect our business and operating results.
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
In addition, we rely upon third-party hosted infrastructure partners, including Amazon Web Services (“AWS”), to serve customers and operate certain aspects of our services, such as environments for development testing, training, and sales demonstrations, as well as others. Given this, any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.

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
Furthermore, our financial management application is essential to Workday’s and our customers’ financial projections, reporting, and compliance programs, particularly customers who are public reporting companies. Any interruption in our service may affect the availability, accuracy or timeliness of such projections, reporting and compliance programs and as a result could damage our reputation, cause our customers to terminate their use of our applications, require us to issue refunds for prepaid and unused subscription services, require us to indemnify our customers against certain losses, and prevent us from gaining additional business from current or future customers as well as impact our ability to accurately and timely meet our reporting and other compliance obligations.
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
Our customers can use our applications to collect, use, and store personal or identifying information regarding their employees, customers, and suppliers. National and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing, and disclosure of personal information obtained from consumers and individuals, which could impact our ability to offer our services in certain jurisdictions or our customers’ ability to deploy our solutions globally. Privacy-related laws are particularly stringent in Europe. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or our subprocessors fail to adhere to adequate data protection practices around the usage of our customers’ personal data, it may damage our reputation and brand.

Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Workday and our customers. In 2016, the European Union (“EU”) and United States agreed to a framework for data transferred from the EU to the United States, called the Privacy Shield, but this new framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, in 2016 the EU adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR, and if we are unable to provide adequate assurances to such customers, demand for our applications could be adversely affected. In addition, we must continue to seek assurances from our subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 1,550 employees at the time of our initial public offering (“IPO”) in October 2012 to approximately 10,200 employees as of October 31, 2018, and we have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel, or otherwise offer growth opportunities. For example, during the third quarter of fiscal 2019, we acquired Adaptive Insights. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
We have limited experience in acquisitions. We may not be able to integrate acquired personnel, operations, and technologies successfully, or effectively manage the combined operations following the acquisition. We also may not achieve the anticipated benefits from the acquisitions due to a number of factors, including:

•	inability to integrate or benefit from acquisitions in a profitable manner;

•	acquisition-related costs, liabilities, or tax impacts, some of which may be unanticipated;

•	difficulty integrating the intellectual property, technology infrastructure, and operations of the acquired business;

•	difficulty integrating and retaining the personnel of the acquired business;

•	ineffective or inadequate controls, procedures, or policies at the acquired company;

•	multiple product lines or services offerings, as a result of our acquisitions, that are offered, priced, and supported differently;

•	difficulties and additional expenses associated with synchronizing product offerings, customer relationships, and contract portfolio terms and conditions between Workday and the acquired business;

•	potential unknown liabilities or risks associated with the acquired businesses, including those arising from existing contractual obligations or litigation matters;

•	adverse effects on our existing business relationships with business partners and customers as a result of the acquisition;

•	inability to maintain relationships with key customers, suppliers, and partners of the acquired business;

•	difficulty predicting and controlling the effect of integrating multiple acquisitions concurrently;

•	lack of experience in new markets, products, or technologies;

•	diversion of management’s attention from other business concerns;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.
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
The vote of the United Kingdom (“UK”) to leave the EU, known as Brexit, has created substantial economic and political uncertainty, the impact of which depends on the terms of the UK’s withdrawal from the EU, which may not be determined for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory and cost challenges to our UK and global operations. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
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
In addition, businesses could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. Businesses have been adversely affected by “viruses,” “worms,” and similar malicious programs and have experienced a variety of outages and other delays as a result of damage to Internet infrastructure. These issues could negatively impact demand for our cloud-based applications.

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
The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is challenging and costly. In the future, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the Financial Industry Regulatory Authority, the SEC, or other regulatory authorities, which could require additional financial and management resources. In addition, because we use Workday’s financial management application, any problems that we experience with financial reporting and compliance could be negatively perceived by prospective or current customers, and negatively impact demand for our applications.
We may not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.
As of October 31, 2018, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in fiscal 2027 and 2020 for federal and state purposes, respectively. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2026. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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

The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As additional regulatory guidance is issued by the applicable taxing authorities and as accounting treatment is clarified, we will perform additional analysis on the application of the law and refine estimates in calculating the effect, which may produce different results and will be reflected in the period the analysis is completed.
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
As of October 31, 2018, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 57 million shares of Class B common stock, 0.1 million shares of Class A common stock, and less than 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of October 31, 2018, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable options to acquire approximately 2 million shares of Class B common stock and 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors, and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2018. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
In connection with our offering of the 2018 Notes, we sold warrants to acquire up to approximately 4.2 million shares of our Class A common stock at an initial strike price of $107.96, which became exercisable beginning on October 15, 2018. In connection with our offering of the 2020 Notes, we sold warrants to acquire up to approximately 3.1 million shares of our Class A common stock at an initial strike price of $107.96, which become exercisable beginning on October 15, 2020. In connection with our offering of the 2022 Notes, we sold warrants to acquire up to approximately 7.8 million shares of our Class A common stock at an initial strike price of $213.96, which become exercisable beginning on January 1, 2023. The warrants may be settled in shares or in cash. The exercise of the warrants could have a dilutive effect if the market price per share of our Class A common stock exceeds the strike price of the warrants. The counterparties to the warrant transactions and note hedge transactions relating to the Notes are likely to enter into or unwind various derivative instruments with respect to our Class A common stock or purchase or sell shares of our Class A common stock or other securities linked to or referencing our Class A common stock in secondary market transactions prior to the respective maturity of the Notes. These activities could adversely affect the trading price of our Class A common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.1†	2012 Employee Stock Purchase Plan					X
10.2	Adaptive Insights, Inc. 2013 Equity Incentive Plan	S-8	333-226907	August 17, 2018	99.1
10.3	Forms of Award Agreements to the Adaptive Insights, Inc. 2013 Equity Incentive Plan	S-8	333-226907	August 17, 2018	99.2
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
† Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 3, 2018

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
Co-President and Chief Financial Officer (Principal Financial Officer)