Form 10-K
period 2019-01-31
Workday, Inc.
filed 2019-03-18
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019
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
(Nasdaq Global Select Market)
Securities registered pursuant to section 12(g) of the Act:
None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of July 31, 2018 (based on a closing price of $124.02 per share) held by non-affiliates was approximately $18.6 billion. As of February 28, 2019, there were approximately 157 million shares of the registrant’s Class A common stock and 65 million shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2019. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2019.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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
Our fiscal year ends on January 31. References to fiscal 2019, for example, refer to the year ended January 31, 2019.
ITEM 1. BUSINESS
Overview
Workday is a leading provider of enterprise cloud applications for finance and human resources. Founded in 2005, Workday delivers financial management, human capital management, planning, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. Organizations ranging from medium-sized businesses to Fortune 50 enterprises have selected Workday. We achieved this leadership position through our innovative and adaptable technology, and commitment to customer satisfaction.
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

We deliver our cloud applications using an innovative technology foundation that leverages the most recent advances in cloud computing and data management and allows us to deliver applications that are highly functional, flexible, and fast. Our use of a multi-tenant architecture in which customers are on the same version of our software enables innovations to be deployed quickly. In addition, we use objects to represent real-world entities such as employees, benefits, budgets, charts of accounts, and organizations, combining business logic and data in one place and creating actionable analytics that are part of our core transactional systems of record. Our use of in memory data management allows rapid and efficient delivery of embedded business intelligence. Workday leverages machine learning in our applications to help customers make smarter financial and workforce decisions. We also provide open, standards-based web-services application programming interfaces and pre-built packaged integrations and connectors. This approach substantially reduces the need for our customers to buy and support a broad range of IT infrastructure, significantly reducing costs and complexity.
Our Products
Workday Financial Management
Workday Financial Management is a comprehensive, unified application built on a single, global core with a full range of financial capabilities, relevant analytics and metrics, and fully auditable process management built to help manage financial processes for global organizations.
Workday Financial Management provides the core finance functions (general ledger, accounting, accounts payable, accounts receivable, cash management, asset management, revenue management, and grants management). It also supports built-in financial, operational, and management reporting and analysis in real time without the use of complex and expensive bolt-on business intelligence systems.
Financial Management Complementary Solutions
Workday Expenses provides organizations with a user-friendly platform to capture, monitor, and control employee expenses on any device.
Workday Procurement provides a single solution to manage and provide complete visibility across the procure-to-pay process for both goods and services spend.
Workday Inventory helps organizations manage their internal supply chain with an end-to-end solution for all aspects of the materials management process for goods and supplies that are used internally.
Workday Professional Services Automation supports the complete billable projects lifecycle, including project and resource management, time and expense tracking, project billing, revenue recognition, financial reporting, and analytics within a single, unified solution.
Workday Human Capital Management
Designed for the largest organizations in the world, Workday Human Capital Management (“HCM”) allows an organization to staff, organize, and develop its global workforce. This unified application includes global human resources management (workforce lifecycle management, organization management, compensation, absence, and employee benefits administration) and global talent management (goal management, performance management, succession planning, and career and development planning).
HCM Complementary Solutions
Workday Recruiting supports the needs of candidates, hiring managers, the interview team, and recruiters.
Workday Time Tracking, our time and attendance application, is designed to automate workforce management processes and thereby reduce costs and compliance risks.
Workday Payroll is designed to address the full spectrum of enterprise payroll needs and provides control, accuracy, and flexibility, with native payroll offerings in the U.S., Canada, the United Kingdom (“UK”), and France, as well as a global payroll cloud partner program to support additional customer needs.
Workday Learning combines the capabilities of an enterprise-grade learning system with modern social content sharing and curation in one platform.
Business Planning, Analytics, and Other Solutions
Workday offers a variety of other solutions that are unified with Workday Financial Management and Workday HCM.

Adaptive Insights Business Planning Cloud is a solution with built-in intelligence for finance, human resources, and sales teams, with powerful and flexible modeling capabilities that enables collaborative, company-wide business planning.
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
Workday Data-as-a-Service (“DaaS”) is a cloud service that provides valuable data to customers to enable more informed decision-making. The first service delivered on the DaaS offering, Workday Benchmarking, provides key metrics to customers seeking a better understanding of their company’s relative performance in comparison to peers to help achieve optimal performance in their respective markets.
Customers
Our diverse customer base includes medium-sized and large, global companies, as well as smaller organizations that primarily use our planning product. Our customers span numerous industry categories, including technology, financial services, business and professional services, healthcare and life sciences, manufacturing, retail and hospitality, education, government, and non-profit. No individual customer represented more than 10% of our revenues during fiscal 2019.
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
Employees
As of January 31, 2019, we had approximately 10,500 employees. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
Backlog
Backlog, which is equivalent to our remaining performance obligations, represents our total contractual commitments for which services will be performed. Backlog generally increases with bookings and generally converts into revenue as contractual commitments are fulfilled. For further information, see Note 14 of the notes to consolidated financial statements.
Sales and Marketing
We sell Workday subscription services primarily through our direct sales organization, which is comprised of field sales and field sales support personnel. Workday’s field sales team is aligned by geography, industry, and/or prospect size.
We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs and through our strategic relationships. Our marketing programs target senior business leaders, including finance, human resources, and IT executives.
As a core part of our strategy, we have developed an ecosystem of partners to both broaden and complement our application offerings and to provide services that are outside of Workday’s areas of focus. These relationships include software and technology partners, consulting and implementation service providers, and business process outsourcing partners, which enable Workday to address the finance and human resources-related challenges our customers face while maintaining focus on executing against our strategy.
Product Development
Our ability to compete depends in large part on our continuous commitment to product development and our ability to rapidly introduce new products, technologies, features, and functionality. Our product development organization is responsible for the design, development, testing, and certification of our products. We focus our efforts on developing new products and core technologies as well as further enhancing the usability, functionality, reliability, performance, and flexibility of existing products.

Competition
The overall market for enterprise application software is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs, and frequent introductions of new products. We currently compete with large, well-established, enterprise application software vendors, such as SAP SE (“SAP”) and Oracle Corporation (“Oracle”). SAP and Oracle are established enterprise software companies that have greater name recognition, much longer operating histories, and significantly greater financial, technical, sales, marketing, and other resources than we have and are able to provide a broader scope of business applications than our current suite of applications. We also face competition from other enterprise software vendors and from vendors of specific applications, some of which offer cloud-based solutions. These vendors include The Ultimate Software Group, Inc., Automatic Data Processing, Inc., Infor, Inc., Ceridian HCM Holding Inc., Microsoft Corporation, and Anaplan, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only one or a portion of our applications. In addition, other cloud companies that provide services in different markets may develop solutions in our target markets, and some potential customers may elect to develop their own internal solutions. However, the domain expertise that is required for a successful solution in the areas of financial management, HCM, and analytics may inhibit new entrants that are unable to invest the necessary capital to accurately reflect global requirements and regulations. We expect continued consolidation in our industry that could lead to significantly increased competition.
We believe the principal competitive factors in our market include the following:

•	level of customer satisfaction;

•	ease of deployment and use of applications;

•	breadth and depth of application functionality;

•	total cost of ownership;

•	brand awareness and reputation;

•	adaptive technology platform;

•	capability for configuration, integration, security, scalability, and reliability of applications;

•	operational excellence to ensure system availability, scalability, and performance;

•	ability to innovate and respond to customer needs rapidly;

•	domain expertise on financial, human resources, and payroll regulations;

•	size of customer base and level of user adoption;

•	customer confidence in financial stability and future viability; and

•	ability to integrate with legacy enterprise infrastructures and third-party applications.
We believe that we compete favorably on the basis of these factors. Our ability to remain competitive will largely depend on our ongoing performance in the areas of product development and customer support.
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We require our employees, contractors, consultants, and other third parties to enter into confidentiality and proprietary rights agreements, and we control access to software, documentation, and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights, and trademarks, as well as contractual protections and controls to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new products, features and functionality, and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.
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
Corporate Information
We were incorporated in March 2005 in Nevada, and in June 2012 we reincorporated in Delaware. Our principal executive offices are located at 6110 Stoneridge Mall Road, Pleasanton, California 94588, and our telephone number is (877) WORKDAY. Our website address is www.workday.com. The information on, or that can be accessed through, our website is not part of this report. Workday, the Workday logo, our Built for the Future tagline, and other trademarks of ours are our registered intellectual property in the United States and elsewhere. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.

Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The public may obtain these filings from the Securities and Exchange Commission (“SEC”)’s website at http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding Workday and other companies that file materials with the SEC electronically. Copies of Workday’s reports on Form 10-K, Forms 10-Q, and Forms 8-K, may be obtained, free of charge as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC, electronically through our internet website, http://www.workday.com/company/investor_relations/sec_filings.php.
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
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding their employees, customers, and suppliers, as well as their finance and payroll data, and other sensitive business information. As a result, unauthorized access or use of this data could expose us to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer and partner confidence in the security of our applications, destruction of information, indemnity obligations, and resulting fees, costs, expenses, loss of revenues, and other potential liabilities. We devote significant financial and personnel resources to implement and maintain security measures. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, if these measures are compromised as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to or use of our customers’ data, our reputation could be damaged, our business may suffer, and we could incur significant liabilities as well as incur significant costs to remediate any incidents.
Cybersecurity challenges, including threats to our own IT infrastructure or those of our customers or third-party providers, are often targeted at companies such as ours and may take a variety of forms ranging from individual and groups of hackers to sophisticated organizations, including state-sponsored actors. Key cybersecurity risks range from viruses, worms, and other malicious software programs to “mega breaches” targeted against cloud services and other hosted software, any of which can result in disclosure of confidential information and intellectual property, defective products, production downtimes, supply shortages, and compromised data. As the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
Furthermore, we have acquired a number of companies, products, services, and technologies over the years. Although we devote significant resources to address any security issues with respect to such acquisitions, we may still inherit additional risks when we integrate these companies within Workday. In addition, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may generally lose trust in the security of financial management and HCM applications, analytics platforms, or in cloud applications for enterprises in general. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, require us to compensate our customers for certain losses, or result in lawsuits, regulatory fines, or other action or liabilities, which could adversely affect our business and operating results.

We depend on data centers and computing infrastructure operated by third parties, and any disruption in these operations could adversely affect our business.
We host our applications and serve our customers from data centers located in the United States, Europe, and Canada. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation and security of these facilities. The owners of our data center facilities have limited or no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired or ceases business, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and experience possible service interruption in connection with doing so.
In addition, we rely upon third-party hosted infrastructure partners globally, including Amazon Web Services (“AWS”) and Dimension Data, to serve customers and operate certain aspects of our services, such as environments for development testing, training, sales demonstrations, and production usage. Given this, any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.
Problems faced by our third-party data center operations or hosted infrastructure partners, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data center operators or hosted infrastructure partners could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data center operators, our hosted infrastructure partners, or any of the other service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers or hosted infrastructure partners are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or at our hosted infrastructure partners or any errors, defects, disruptions, or other performance problems with our applications or the hosted infrastructure on which they run could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers for prepaid and unused subscription services, subject us to potential liabilities, result in contract terminations, or adversely affect our renewal rates.
Furthermore, our financial management application is essential to Workday’s and our customers’ financial projections, reporting, and compliance programs, particularly customers who are public reporting companies. Any interruption in our service may affect the availability, accuracy or timeliness of such projections, reporting and compliance programs and as a result could damage our reputation, cause our customers to terminate their use of our applications, require us to issue refunds for prepaid and unused subscription services, require us to compensate our customers for certain losses, and prevent us from gaining additional business from current or future customers as well as impact our ability to accurately and timely meet our reporting and other compliance obligations.
If we fail to manage our technical operations infrastructure or experience service outages or delays in the deployment of our applications, we may be subject to liabilities and our reputation and operating results may be adversely affected.
We have experienced significant growth in the number of users, transactions, and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers, as well as our own needs, and to ensure that our services and solutions are accessible within an acceptable load time. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, updates, the evolution of our applications, and to reduce infrastructure latency associated with dispersed geographic locations. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages. If our operations infrastructure fails to scale, new customers may experience delays as we seek to obtain additional capacity, and no assurance can be made that we will be able to secure such additional capacity at the same or similar terms we currently have, which could result in a significant increase in our operating costs. Furthermore, any failure to scale and secure additional capacity could result in delays in new feature rollouts, reduce the demand for our applications, result in customer dissatisfaction, and adversely affect our business and results of operations.

We have experienced, and may in the future experience, system disruptions, outages, and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, vendor issues, human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Our customer agreements typically provide service level commitments on a monthly basis. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications, we may be contractually obligated to issue service credits or refunds to customers for prepaid and unused subscription services, our customers may make warranty or other claims against us, or we could face contract terminations, which would adversely affect our attrition rates. Any extended service outages could result in customer losses and adversely affect our reputation, business, and operating results.
Privacy concerns and domestic or foreign laws and regulations may reduce the effectiveness of our applications, result in significant costs and compliance challenges, and adversely affect our business.
Our customers can use our applications to collect, use, and store personal or identifying information regarding a variety of individuals in connection with their operations, including but not limited to their employees, contractors, students, job applicants, customers, and suppliers. National and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing, and disclosure of personal information obtained from consumers and individuals, which could impact our ability to offer our services in certain jurisdictions or our customers’ ability to deploy our solutions globally. Privacy-related laws are particularly stringent in Europe. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or our subprocessors fail to adhere to adequate data protection practices around the usage of our customers’ personal data, we may be liable for certain losses of our customers, and it may damage our reputation and brand.
Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future, and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Workday and our customers. In 2016, the European Union (“EU”) adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR. If we are unable to provide adequate assurances to such customers, demand for our applications could be adversely affected. In addition, we must continue to seek assurances from our subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR. In addition, in June 2018, the California Consumer Privacy Act (“CCPA”), which takes effect on January 1, 2020, was enacted. The CCPA gives California consumers certain rights similar to those provided by the GDPR, and customers may seek similar assurances from suppliers regarding compliance.
The costs of compliance with, and other burdens imposed by, privacy laws and regulations that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use, and transmit demographic and personal data, which in turn could limit the use, effectiveness, and adoption of our applications and reduce overall demand. In addition, the other bases on which we and our customers rely on for the transfer of data, such as model contracts, continue to be subjected to regulatory and judicial scrutiny. In 2016, the EU and United States agreed to the Privacy Shield framework for data transferred from the EU to the United States, but this new framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. In 2017, another legal challenge to the validity of the EU Standard Contractual Clauses (a data transfer mechanism) was referred to the Court of Justice of the EU for review. If we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our applications, require us to restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness, or use of our applications.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. In particular, we grew from approximately 1,550 employees at the time of our initial public offering (“IPO”) in October 2012 to approximately 10,500 employees as of January 31, 2019, and we have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
The markets for financial management and HCM applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are SAP and Oracle, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. SAP and Oracle are larger and have greater name recognition, significantly longer operating histories, larger marketing budgets, and significantly greater resources than we do. These vendors, as well as other competitors, could offer financial management and HCM applications on a standalone basis at a low price or bundled as part of a larger sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances, and organic development. We also face competition from vendors of specific applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing, Inc., Infor, Inc., Ceridian HCM Holding Inc., Microsoft Corporation, and Anaplan, Inc. We may also face competition from a variety of vendors of cloud-based and on-premise software applications that address only one or a portion of our applications. In addition, other companies that provide cloud applications in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.
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
We may expand the capabilities of our cloud applications, seek to operate in new markets, and/or seek to enter new lines of business. As a new entrant to these markets, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses. Also, we may not be able to properly price our solutions in these markets, which could negatively affect our ability to sell to customers or reach profitability. Furthermore, customers may demand more features and professional services, which may require us to devote greater research and development, sales, support, and professional services resources to these customers. This could strain our resources and result in increased costs. If we are not able to address these challenges, or if our investments in selling and marketing our solutions to new markets are unsuccessful, our business and results of operations will suffer.
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

If we are not able to provide successful enhancements, new features, and modifications, our business and results of operations could be adversely affected.
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
Our applications must integrate with and operate on a variety of systems. Therefore, we will need to continuously modify and enhance our applications to keep pace with changes in internet-related hardware, iOS, Android, and other mobile-related technologies and software, communication, browser, and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. We must also appropriately balance the application capability demands of our current customers with the capabilities required to address the broader market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our product development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction, and adversely affect our business and results of operations.
If our applications fail to perform properly, our reputation could be adversely affected, our market share could decline, and we could be subject to warranty and other claims.
Our applications are inherently complex and may contain material defects or errors. Any defects in functionality or that cause interruptions in the availability of our applications could result in:

•	loss or delayed market acceptance and sales;

•	legal claims, including breach of warranty claims;

•	issuance of refunds or service credits to customers for prepaid and unused subscription services;

•	loss of customers;

•	diversion of development and customer service resources; and

•	injury to our brand and reputation.
The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results.
Because of the large amount of data that we collect and process in our systems, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the data to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability or performance of our applications could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches, or variability in user traffic for our services. For example, our customers access our applications through their internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ access to our applications, which could adversely affect their perception of our applications’ reliability and our revenues. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from certain of these events. In addition to potential liability, if we experience interruptions in the availability of our applications, our reputation could be adversely affected, and we could lose customers.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Catastrophic events may disrupt our business.
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in the United States, Europe, and Canada. We also rely on AWS’s and Dimension Data’s distributed computing infrastructure platforms. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and may endure system interruptions, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results.
Because we sell applications to manage complex operating environments of large customers, we encounter long sales cycles, which could adversely affect our operating results in a given period.
Our ability to increase revenues and achieve and maintain profitability depends, in large part, on widespread acceptance of our applications by large businesses and other organizations. Sales efforts targeted at these large customers involve greater costs, longer sales cycles, and less predictability in completing some of our sales. Our customers’ deployment timeframes vary based on many factors including the number and type of applications being deployed, the complexity and scale of the customers’ businesses and operations, the configuration requirements, the number of integrations with other systems, and other factors, many of which are beyond our control. In the large enterprise market, the customer’s decision to use our applications may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. In addition, our target customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors. Our typical sales cycles are six to twelve months but can extend for eighteen months or more, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period.
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
Our business depends on our ability to satisfy our customers, both with respect to our application offerings and the professional services that are performed to help our customers use features and functions that address their business needs. Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of deployment services for our customers. If customers are not satisfied with the quality of work performed by us or a third party or with the type of professional services or applications delivered, then we could incur additional costs to address the situation, the revenue recognition of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. We must also align our product development and professional services operations in order to ensure that customers’ evolving needs are met. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Our customers depend on our support organization to provision the environments used by our customers and to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our applications and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our applications to existing and prospective customers, renewal rates for existing customers, and our business, operating results, and financial position.

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

•
restrictive governmental actions focused on cross-border trade, such as import and export restrictions, duties, quotas, tariffs, trade disputes, and barriers or sanctions that may prevent us from offering certain portions of our products or services to a particular market, may increase our operating costs, or may subject us to monetary fines or penalties in case of unintentional noncompliance due to factors beyond our control;

•	compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;

•	increased compliance costs related to government regulatory reviews or audits, including those related to international cybersecurity requirements;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-corruption laws including the Foreign Corrupt Practices Act;

•	the effects of currency fluctuations on our revenues and expenses and customer demand for our services, including any fluctuations caused by uncertainties relating to the UK leaving the EU (“Brexit”);

•	the cost and potential outcomes of any international claims or litigation;

•	adverse tax consequences and tax rulings; and

•	unstable economic and political conditions.
Any of the above factors may negatively impact our ability to sell our applications and offer services globally, reduce our competitive position in foreign markets, increase our costs of global operations, and reduce demand for our applications and services from global customers. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time an increasing portion of our sales contracts outside the U.S. may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. Such fluctuations may also impact our ability to predict our future results accurately. We have a hedging program, but we cannot ensure that this hedging program will be effective, and we will continue to have risk of exchange rate fluctuations.
We have acquired, and may in the future acquire, other companies, employee teams, or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.
We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel, or otherwise offer growth opportunities. For example, during the third quarter of fiscal 2019, we acquired Adaptive Insights, Inc. (“Adaptive Insights”). The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

We may not be able to integrate acquired personnel, operations, and technologies successfully, or effectively manage the combined operations following any acquisition. We also may not achieve the anticipated benefits from an acquisition due to a number of factors, including:

•	inability to integrate or benefit from an acquisition in a profitable manner;

•	acquisition-related costs, liabilities, or tax impacts, some of which may be unanticipated;

•	difficulty in integrating the intellectual property, technology infrastructure, and operations of the acquired business, including difficulty in addressing security issues of the acquired business;

•	difficulty in integrating and retaining the personnel of the acquired business;

•	difficulty in leveraging the data of the acquired business if it includes personal data;

•	ineffective or inadequate controls, procedures, or policies at the acquired company;

•	multiple product lines or service offerings, as a result of our acquisitions, that are offered, priced, and supported differently;

•	difficulties and additional expenses associated with synchronizing product offerings, customer relationships, and contract portfolio terms and conditions between Workday and the acquired business;

•	potential unknown liabilities or risks associated with the acquired businesses, including those arising from existing contractual obligations or litigation matters;

•	adverse effects on our existing business relationships with business partners and customers as a result of the acquisition;

•	potential write-offs of acquired assets and potential financial and credit risks associated with acquired customers;

•	inability to maintain relationships with key customers, suppliers, and partners of the acquired business;

•	difficulty in predicting and controlling the effect of integrating multiple acquisitions concurrently;

•	lack of experience in new markets, products, or technologies;

•	diversion of management’s attention from other business concerns;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.
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
We are subject to risks associated with our equity investments including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could negatively impact our financial results.
We invest in early-to-late stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop. These companies are often dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in could deteriorate.
Further, valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. In addition, we may experience additional volatility to our statements of operations due to changes in market prices of our marketable equity investments and the valuation and timing of observable price changes or impairments of our non-marketable equity investments. This volatility could be material to our results in any given quarter and may cause our stock price to decline.
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
We generally recognize subscription services revenues over time as services are delivered to the customer, which typically occurs over a period of three years or longer. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscription contracts in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription revenues from new customers generally are recognized over the applicable subscription term.
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
In addition, our customers have no obligation to renew their subscriptions for our applications after the expiration of either the initial or renewed subscription period. Our customers may renew for fewer elements of our applications or on different pricing terms. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our pricing or our applications and their ability to continue their operations and spending levels. If our customers do not renew their subscriptions for our applications on similar pricing terms, our revenues may decline, and our business could suffer. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.
Our future success also depends in part on our ability to sell additional products to our current customers, and the success rate of such endeavors is difficult to predict. This may require increasingly costly marketing and sales efforts that are targeted at senior management, and if these efforts are not successful, our business and results of operations may suffer.
Failure to adequately expand and optimize our direct sales force will impede our growth.
We will need to continue to expand and optimize our sales infrastructure, both domestically and internationally, in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. It can take significant time before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop, and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
If we fail to develop widespread brand awareness cost-effectively, our business may suffer.
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, attracting new customers, and hiring and retaining employees. Brand promotion activities may not generate customer awareness or increase revenues, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. If we fail to successfully promote and maintain our brand we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our applications. In addition, if our brand is negatively impacted, it may be more difficult to hire and retain employees.

Our growth depends in part on the success of our strategic relationships with third parties.
In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as deployment partners, technology and content providers, and other key suppliers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services, or in negotiating better rates or terms with such third parties. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers.
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
Also, Brexit has created substantial economic and political uncertainty, including significant volatility in global financial markets and the value of foreign currencies. The impact of Brexit depends on the terms of the UK’s withdrawal from the EU and such impact may not be fully realized for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our UK and global operations. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
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
We employ third-party licensed software for use in or with our applications and for improving our internal systems, processes, and controls, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.
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
Furthermore, we have also licensed third-party software to help us improve our internal systems, processes, and controls. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. Additionally, we may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could materially impair our ability to provide our solutions or professional services to our customers in a timely manner, cause us to lose customers, limit us to smaller deployments of our solutions, or increase our technical support costs.
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
As of January 31, 2019, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2020 and 2039. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2023. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of January 31, 2019, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 54 million shares of Class B common stock, 0.8 million shares of Class A common stock, and less than 0.1 million restricted stock units (“RSUs”), which will be settled in an equivalent number of shares of Class A common stock. As of January 31, 2019, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable stock options to acquire approximately 2 million shares of Class B common stock and 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors, and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of January 31, 2019. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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

•	the size of our market float and significant stock option exercises;

•	any future issuances of securities;

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

We have substantial indebtedness in the form of convertible senior notes, which may adversely affect our financial condition and operating results.
In June 2013, we completed an offering of $250 million of 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes”). As a result of these convertible notes offerings, we incurred $250 million principal amount of indebtedness, which we may be required to pay at maturity in 2020, and $1.15 billion principal amount of indebtedness, which we may be required to pay at maturity in 2022, or upon the occurrence of a fundamental change (as defined in the applicable indenture). We may incur substantial additional debt in the future, some of which may be secured debt. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. Our ability to pay cash upon conversion or repurchase of the 2020 Notes or the 2022 Notes may be limited by law, regulatory authority, or agreements governing our future indebtedness and is dependent on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Any future debt may also contain limitations on our ability to pay cash upon a conversion request or repurchase upon a fundamental change.
In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements, or other purposes;

•	adversely affect our liquidity and result in a material adverse effect on our financial position upon repayment of the indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes; and

•	limit our flexibility in planning for and reacting to changes in our business.
The convertible note hedge and warrant transactions may affect the value of our Class A common stock.
In connection with the sale of our convertible notes, we entered into convertible note hedge transactions with institutions that we refer to as the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected to offset the potential dilution to our Class A common stock upon any conversion of the convertible notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the exercise price of the relevant warrants.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the convertible notes. This activity could suppress or inflate the market price of our Class A common stock.
We will also be subject to the risk that these option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If one or more of the option counterparties to one or more of our convertible note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our Class A common stock during the related settlement period. In addition, upon a default by one of the option counterparties, we may suffer dilution with respect to our Class A common stock as well as adverse financial consequences.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters, which includes operations and product development facilities, is located in Pleasanton, California. It consists of approximately 650,000 square feet of leased facilities, 677,000 square feet of owned facilities, and a 6.9 acre parcel of leased land. The land lease will expire in 2108.
491,000 square feet of our leased facilities in Pleasanton, California are owned by an affiliate of our Chairman, Mr. Duffield. We expect to continue to lease additional space from the affiliate in the coming year and beyond. We have and will continue to seek independent evaluations of current market rates at the time of lease negotiations with the goal of leasing at a rate comparable to the current market price.
In addition, we lease office space in various locations throughout North America, Europe, and Asia totaling approximately 937,000 square feet. We also lease data centers throughout North America and Europe.
We expect to expand our facilities capacity at our corporate headquarters and in certain field locations during fiscal 2020 to support our continued growth. We believe that we will be able to obtain additional space at commercially reasonable terms.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has traded on the Nasdaq Global Select Market under the symbol “WDAY” since September 20, 2017. Prior to that time, it traded on the New York Stock Exchange.
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
Stockholders
As of February 28, 2019, there were 23 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 114 stockholders of record of our Class B common stock.
Stock Performance Graph
The following shall not be deemed “soliciting material” or deemed “filed” for purposes of Section 18 of the Exchange Act or subject to Regulation 14A or 14C, other than as provided by this Item 5, or to the liabilities of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2014, in the Class A common stock of Workday, Inc., the S&P 500 Index, and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	1/31/2014	1/31/2015	1/31/2016	1/31/2017	1/31/2018	1/31/2019
Workday, Inc.	$100.00	$88.74	$70.37	$92.80	$133.90	$202.74
S&P 500 Index	100.00	114.21	113.44	136.17	172.12	168.12
S&P 1500 Application Software Index	100.00	109.45	124.20	157.75	232.97	281.13
Unregistered Sales of Equity Securities
During fiscal 2019, we issued 1,457,382 shares of our unregistered Class A common stock to holders of our 0.75% convertible senior notes (“2018 Notes”) upon settlement of conversion of an aggregate principal amount of $350 million of such notes. This share amount represents the conversion value of the 2018 Notes in excess of the principal amount of notes converted.
During fiscal 2019, we issued 131 shares of our unregistered Class A common stock to holders of our 1.50% convertible senior notes (“2020 Notes”) upon settlement of conversion of an aggregate principal amount of $0.03 million of such notes. This share amount represents the conversion value of the 2020 Notes in excess of the principal amount of notes converted.
During fiscal 2019, we issued 1,063,380 shares of our unregistered Class A common stock to warrant holders who exercised their warrants related to the 2018 Notes. This share amount represents the number of such warrants exercised multiplied by the difference between the exercise price of the warrants and their daily volume weighted-average stock price.
For further information regarding the above transactions, see Note 11 of the notes to consolidated financial statements. These shares of the Company’s Class A common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
The table below sets forth information regarding our purchases of our Class A common stock for each month in which there was a purchase of such equity securities covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018 (1)	1,457,546	$132.88	—	—
August 1, 2018 - August 31, 2018 (2)	1	$132.75	—	—
November 1, 2018 - November 30, 2018 (2)	1	$130.32	—	—
Total	1,457,548		—

(1)	The shares purchased represent the exercise of the convertible note hedges relating to the 2018 Notes. For further information, see Note 11 of the notes to consolidated financial statements.

(2)
The share purchased represents the exercise of the convertible note hedge relating to the partial early conversion of the 2020 Notes. For further information, see Note 11 of the notes to consolidated financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The consolidated statements of operations data and the consolidated balance sheets data are derived from our audited consolidated financial statements and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the related notes included elsewhere in this filing. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended January 31,
	2019	2018	2017	2016	*2015
			*As Adjusted	*As Adjusted

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription services	$2,385,769	$1,787,833	$1,290,733	$920,196	$613,328
Professional services	436,411	355,217	283,707	236,494	174,532
Total revenues	2,822,180	2,143,050	1,574,440	1,156,690	787,860
Costs and expenses (1):
Costs of subscription services	379,877	273,461	213,389	149,869	102,476
Costs of professional services	455,073	355,952	270,156	224,558	162,327
Product development	1,211,832	910,584	680,531	469,944	316,868
Sales and marketing	891,345	683,367	565,328	413,530	315,840
General and administrative	347,337	222,909	198,122	148,578	106,051
Total costs and expenses	3,285,464	2,446,273	1,927,526	1,406,479	1,003,562
Operating loss	(463,284)	(303,223)	(353,086)	(249,789)	(215,702)
Other income (expense), net	39,532	(11,563)	(32,427)	(24,242)	(30,270)
Loss before provision for (benefit from) income taxes	(423,752)	(314,786)	(385,513)	(274,031)	(245,972)
Provision for (benefit from) income taxes	(5,494)	6,436	(814)	1,017	2,010
Net loss	$(418,258)	$(321,222)	$(384,699)	$(275,048)	$(247,982)
Net loss attributable to Class A and Class B common stockholders	$(418,258)	$(321,222)	$(384,699)	$(275,048)	$(247,982)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.93)	$(1.55)	$(1.94)	$(1.45)	$(1.35)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	216,789	207,774	198,214	190,016	183,702

(1)	Costs and expenses include share-based compensation expenses as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017	2016	2015
Costs of subscription services	$36,754	$26,280	$20,773	$12,060	$6,053
Costs of professional services	55,535	37,592	26,833	19,526	12,890
Product development	320,876	229,819	166,529	109,362	63,938
Sales and marketing	132,810	100,762	86,229	51,617	29,875
General and administrative	127,443	83,972	78,265	57,405	43,292

	As of January 31,
	2019	2018	2017	2016	*2015
			*As Adjusted	*As Adjusted

		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$638,554	$1,134,355	$539,923	$300,087	$298,192
Marketable securities	1,139,864	2,133,495	1,456,822	1,669,372	1,559,517
Working capital	269,905	1,898,104	1,239,202	1,468,067	1,467,122
Property and equipment, net	796,907	546,609	365,877	214,158	140,136
Total assets	5,520,746	4,947,424	3,268,282	2,812,370	2,350,090
Total unearned revenue	1,949,270	1,537,147	1,221,543	891,882	632,744
Convertible senior notes, net	1,204,778	1,491,354	534,423	507,476	481,958
Total liabilities	3,562,304	3,367,059	1,991,674	1,586,090	1,224,115
Total stockholders’ equity	1,958,442	1,580,365	1,276,608	1,226,280	1,125,975

	Year Ended January 31,
	2019	2018	2017	2016	*2015
			*As Adjusted	*As Adjusted

	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$606,658	$465,727	$350,626	$258,637	$102,003

*
The summary consolidated financial data for the years ended January 31, 2019, 2018, 2017, and 2016 and as of January 31, 2019, 2018, 2017, and 2016 reflects the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash. See Note 1 of the notes to consolidated financial statements for further information. The summary consolidated financial data for the year ended January 31, 2015 and as of January 31, 2015 does not reflect the adoption of Topic 606 or ASU No. 2016-18.

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
Overview
Workday provides financial management, human capital management, planning, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers with highly adaptable, accessible, and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources.
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
Our diverse customer base includes medium-sized and large, global companies, as well as smaller organizations that primarily use our planning product. We have achieved significant growth in a relatively short period of time with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 10,500 and approximately 8,200 employees as of January 31, 2019 and 2018, respectively.
We intend to continue investing for long-term growth. We have invested, and expect to continue to invest, heavily in our product development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia, by investing in product development and customer support to address the business needs of local markets, increasing our sales and marketing organizations, acquiring, building and/or leasing additional office space, and expanding our ecosystem of service partners to support local deployments. We expect to make further significant investments in our data center capacity as we plan for future growth. We are also investing in personnel to service our growing customer base.
We also regularly evaluate acquisitions or investment opportunities in complementary businesses, joint ventures, and intellectual property rights in an effort to expand our product and service offerings. We expect to continue to make such acquisitions and investments in the future, and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the industry. While we remain focused on improving operating margins, these acquisitions and investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and could make it difficult to determine if we are allocating our resources efficiently. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs and by utilizing more of the capacity of our data centers.
Since inception, we have also invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional service partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday, will drive additional customer subscriptions and continued growth in revenues. Due to our ability to leverage the expanding partner ecosystem, we expect that the rate of professional services revenue growth will decline over time and continue to be lower than subscription revenue growth.

Components of Results of Operations
Revenues
We primarily derive our revenues from subscription services and professional services. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include related customer support. Professional services fees include deployment services, optimization services, and training.
Subscription services revenues accounted for 85% of our total revenues during fiscal 2019 and represented 96% of our total unearned revenue as of January 31, 2019. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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

Results of Operations
Revenues
Our total revenues for fiscal 2019, 2018, and 2017 were as follows (in thousands, except percentages):

	Year Ended January 31,
	2019	2018	2017	2018 to 2019 % Change	2017 to 2018 % Change
			*As Adjusted
Subscription services	$2,385,769	$1,787,833	$1,290,733	33%	39%
Professional services	436,411	355,217	283,707	23%	25%
Total revenues	$2,822,180	$2,143,050	$1,574,440	32%	36%

*	See Note 1 of the notes to consolidated financial statements for further information.
Total revenues were $2.8 billion for fiscal 2019, compared to $2.1 billion for fiscal 2018, an increase of $0.7 billion, or 32%. Subscription services revenues were $2.4 billion for fiscal 2019, compared to $1.8 billion for fiscal 2018, an increase of $0.6 billion, or 33%. The increase in subscription revenues was due primarily to an increased number of customer contracts as compared to the prior year. Professional services revenues were $436 million for fiscal 2019, compared to $355 million for fiscal 2018, an increase of $81 million, or 23%. The increase in professional services revenues was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
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
Operating Expenses
GAAP operating expenses were $3.3 billion for fiscal 2019, compared to $2.4 billion for fiscal 2018, an increase of $0.9 billion, or 34%. The increase was primarily due to increases of $0.6 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to facilities, IT, depreciation, amortization, and service contracts to expand data center capacity. These increases are partially attributable to the acquisition of Adaptive Insights and include one-time transaction and integration-related costs.
GAAP operating expenses were $2.4 billion for fiscal 2018, compared to $1.9 billion for fiscal 2017, an increase of $0.5 billion, or 27%. The increase was primarily due to increases of $0.4 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to facilities, IT, depreciation, amortization, and service contracts to expand data center capacity.
We use the non-GAAP financial measure of non-GAAP operating expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe that non-GAAP operating expenses reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude expenses that are not reflective of ongoing operating results. We also believe that non-GAAP operating expenses provide useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
Non-GAAP operating expenses are calculated by excluding share-based compensation expenses, and certain other expenses, which consist of employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets.
Non-GAAP operating expenses were $2.5 billion for fiscal 2019, compared to $1.9 billion for fiscal 2018, an increase of $0.6 billion, or 31%. The increase was primarily due to increases of $0.4 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to facilities, IT, depreciation, amortization, and service contracts to expand data center capacity. These increases are partially attributable to the acquisition of Adaptive Insights and include one-time transaction and integration-related costs.
Non-GAAP operating expenses were $1.9 billion for fiscal 2018, compared to $1.5 billion for fiscal 2017, an increase of $0.4 billion, or 27%. The increase was primarily due to increases of $0.3 billion in employee-related costs driven by higher headcount and $0.1 billion in expenses related to facilities, IT, depreciation, amortization, and service contracts to expand data center capacity.

Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Year Ended January 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$379,877	$(36,754)	$(31,395)	$311,728
Costs of professional services	455,073	(55,535)	(3,653)	395,885
Product development	1,211,832	(320,876)	(21,230)	869,726
Sales and marketing	891,345	(132,810)	(19,725)	738,810
General and administrative	347,337	(127,443)	(5,120)	214,774
Total costs and expenses	$3,285,464	$(673,418)	$(81,123)	$2,530,923

	Year Ended January 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$273,461	$(26,280)	$(7,043)	$240,138
Costs of professional services	355,952	(37,592)	(2,045)	316,315
Product development	910,584	(229,819)	(23,128)	657,637
Sales and marketing	683,367	(100,762)	(4,567)	578,038
General and administrative	222,909	(83,972)	(3,614)	135,323
Total costs and expenses	$2,446,273	$(478,425)	$(40,397)	$1,927,451

	Year Ended January 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
	*As Adjusted			*As Adjusted
Costs of subscription services	$213,389	$(20,773)	$(730)	$191,886
Costs of professional services	270,156	(26,833)	(1,199)	242,124
Product development	680,531	(166,529)	(18,533)	495,469
Sales and marketing	565,328	(86,229)	(3,316)	475,783
General and administrative	198,122	(78,265)	(3,302)	116,555
Total costs and expenses	$1,927,526	$(378,629)	$(27,080)	$1,521,817

(1)
Share-based compensation expenses were $673 million, $478 million, and $379 million for fiscal 2019, 2018, and 2017, respectively. The increase in share-based compensation expenses was primarily due to assumed Adaptive Insights awards and grants of RSUs to existing and new employees.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $32 million, $21 million, and $14 million for fiscal 2019, 2018, and 2017, respectively. In addition, other operating expenses include amortization of acquisition-related intangible assets of $49 million, $19 million, and $13 million for fiscal 2019, 2018, and 2017, respectively.

(3)	See “Non-GAAP Financial Measures” below for further information.

*	See Note 1 of the notes to consolidated financial statements for further information.
Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $380 million for fiscal 2019, compared to $273 million for fiscal 2018, an increase of $107 million, or 39%. The increase was primarily due to increases of $33 million in employee-related costs driven by higher headcount, $24 million in amortization expense for our acquisition-related intangible assets, $22 million in third-party costs for hardware maintenance and data center capacity, and $19 million in depreciation expense related to our data centers.

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
Non-GAAP operating expenses in costs of subscription services were $312 million for fiscal 2019, compared to $240 million for fiscal 2018, an increase of $72 million, or 30%. The increase was primarily due to increases of $22 million in employee-related costs driven by higher headcount, $22 million in third-party costs for hardware maintenance and data center capacity, and $19 million in depreciation expense related to our data centers.
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
Costs of Professional Services
GAAP operating expenses in costs of professional services were $455 million for fiscal 2019, compared to $356 million for fiscal 2018, an increase of $99 million, or 28%. The increase was primarily due to increases of $86 million to staff our deployment and integration engagements.
GAAP operating expenses in costs of professional services were $356 million for fiscal 2018, compared to $270 million for fiscal 2017, an increase of $86 million, or 32%. The increase was primarily due to increases of $70 million to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $396 million for fiscal 2019, compared to $316 million for fiscal 2018, an increase of $80 million, or 25%. The increase was primarily due to increases of $66 million to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $316 million for fiscal 2018, compared to $242 million for fiscal 2017, an increase of $74 million, or 31%. The increase was primarily due to increases of $59 million to staff our deployment and integration engagements.
Going forward, we expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow. For fiscal 2020, we anticipate GAAP and non-GAAP professional services margins to be lower than fiscal 2019 as we invest in programs to ensure ongoing customer success.
Product Development
GAAP operating expenses in product development were $1.2 billion for fiscal 2019, compared to $911 million for fiscal 2018, an increase of $301 million, or 33%. The increase was primarily due to increases of $267 million in employee-related costs due to higher headcount and $26 million in facility and IT-related expenses.
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
Non-GAAP operating expenses in product development were $870 million for fiscal 2019, compared to $658 million for fiscal 2018, an increase of $212 million, or 32%. The increase was primarily due to increases of $170 million in employee-related costs due to higher headcount and $26 million in facility and IT-related expenses.
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

Sales and Marketing
GAAP operating expenses in sales and marketing were $891 million for fiscal 2019, compared to $683 million for fiscal 2018, an increase of $208 million, or 30%. The increase was primarily due to increases of $147 million in employee-related costs due to higher headcount and higher commissionable sales volume, $20 million in advertising, marketing, and event costs, $13 million in travel, and $11 million in facility and IT-related expenses.
GAAP operating expenses in sales and marketing were $683 million for fiscal 2018, compared to $565 million for fiscal 2017, an increase of $118 million, or 21%. The increase was primarily due to increases of $87 million in employee-related costs due to higher headcount and higher commissionable sales volume, $14 million in advertising, marketing, and event costs, and $11 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $739 million for fiscal 2019, compared to $578 million for fiscal 2018, an increase of $161 million, or 28%. The increase was primarily due to increases of $114 million in employee-related costs due to higher headcount and higher commissionable sales volume, $20 million in advertising, marketing, and event costs, $13 million in travel, and $11 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $578 million for fiscal 2018, compared to $476 million for fiscal 2017, an increase of $102 million, or 21%. The increase was primarily due to increases of $71 million in employee-related costs due to higher headcount and higher commissionable sales volume, $14 million in advertising, marketing, and event costs, and $11 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and Administrative
GAAP operating expenses in general and administrative were $347 million for fiscal 2019, compared to $223 million for fiscal 2018, an increase of $124 million, or 56%. The increase was primarily due to additional employee-related costs driven by higher headcount and one-time transaction and integration-related costs due to the acquisition of Adaptive Insights.
GAAP operating expenses in general and administrative were $223 million for fiscal 2018, compared to $198 million for fiscal 2017, an increase of $25 million, or 13%. The increase was primarily due to $20 million in higher employee-related costs due to higher headcount, and $3 million in higher professional services costs including consulting, legal, and audit.
Non-GAAP operating expenses in general and administrative were $215 million for fiscal 2019, compared to $135 million for fiscal 2018, an increase of $80 million, or 59%. The increase was primarily due to increases in outside services expenses, additional employee-related costs driven by higher headcount, and one-time transaction and integration-related costs due to the acquisition of Adaptive Insights.
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
Operating Margins
GAAP operating margins declined from (14.1)% for fiscal 2018 to (16.4)% for fiscal 2019. The reduction in our GAAP operating margin was primarily due to higher share-based compensation and other operating expenses related to the Adaptive Insights acquisition, including one-time transaction and integration-related costs, offset by higher revenues.
GAAP operating margins improved from (22.4)% for fiscal 2017 to (14.1)% for fiscal 2018. The improvement in our GAAP operating margin was primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
We use the non-GAAP financial measure of non-GAAP operating margins to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe that non-GAAP operating margins reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude expenses that are not reflective of ongoing operating results. We also believe that non-GAAP operating margins provide useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.

Non-GAAP operating margins are calculated using GAAP revenues and non-GAAP operating expenses. See “Non-GAAP Financial Measures” below for further information.
Non-GAAP operating margins improved from 10.1% for fiscal 2018 to 10.3% for fiscal 2019. The improvement in our non-GAAP operating margin was primarily due to higher revenues, offset by higher operating expenses related to the Adaptive Insights acquisition, including one-time transaction and integration-related costs.
Non-GAAP operating margins improved from 3.3% for fiscal 2017 to 10.1% for fiscal 2018. The improvement in our non-GAAP operating margin was primarily due to higher subscription services revenues, higher professional services revenues, and improvements in operating leverage.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Year Ended January 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(16.4)%	23.8%	2.9%	10.3%

	Year Ended January 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.1)%	22.3%	1.9%	10.1%

	Year Ended January 31, 2017
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
	*As Adjusted			*As Adjusted
Operating margin	(22.4)%	24.0%	1.7%	3.3%

(1)	See “Non-GAAP Financial Measures” below for further information.

*	See Note 1 of the notes to consolidated financial statements for further information.
Other Income (Expense), Net
Other income (expense), net was $40 million, $(12) million, and $(32) million for fiscal 2019, 2018, and 2017, respectively.
The increase in other income, net for fiscal 2019 compared to fiscal 2018 was caused by an increase in other income of $50 million primarily related to the net gain from our equity investments and an increase in interest income of $17 million. This was offset by an increase in interest expense of $16 million primarily related to the 0.25% convertible senior notes issued in September 2017.
The decrease in other expense, net for fiscal 2018 compared to fiscal 2017 was caused by an increase in interest income of $14 million, a decrease in non-marketable equity investment impairment of $14 million, and an increase in other income of $6 million, partially offset by an increase in interest expense of $14 million.
Liquidity and Capital Resources
As of January 31, 2019, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.8 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds.
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

Our cash flows for fiscal 2019, 2018, and 2017 were as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
			*As Adjusted
Net cash provided by (used in):
Operating activities	$606,658	$465,727	$350,626
Investing activities	(842,784)	(978,980)	(168,885)
Financing activities	(256,711)	1,106,262	59,681
Effect of exchange rate changes	(614)	751	385
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(493,451)	$593,760	$241,807

*	See Note 1 of the notes to consolidated financial statements for further information.
Operating Activities
Cash provided by operating activities was $607 million, $466 million, and $351 million for fiscal 2019, 2018, and 2017, respectively. The improvements in cash flows provided by operating activities in both fiscal 2019 and 2018 compared to prior fiscal years resulted primarily from increased sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Investing Activities
Cash used in investing activities for fiscal 2019 was $843 million, which was primarily the result of a net cash outflow of $1.4 billion related to the Adaptive Insights acquisition, capital expenditures for data center and office space projects of $203 million, capital expenditures related to the construction of our development center of $160 million, and purchases of non-marketable equity and other investments of $43 million. These payments were partially offset by the timing of purchases and maturities of marketable securities, proceeds of $950 million from the sale of marketable securities, and proceeds of $18 million from the sales and maturities of non-marketable equity and other investments. The sale of marketable securities during fiscal 2019 was primarily to fund the Adaptive Insights acquisition.
Cash used in investing activities for fiscal 2018 was $979 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures for owned real estate projects (including construction of our development center) of $125 million, capital expenditures for data center and office space projects of $142 million, purchases of non-marketable equity and other investments of $16 million, purchases of other non-acquisition related intangible assets of $11 million, and a net cash outflow of $6 million related to an acquisition. These payments were partially offset by proceeds of $244 million from the sale of marketable securities.
Cash used in investing activities for fiscal 2017 was $169 million, which was primarily the result of the timing of purchases and maturities of marketable securities, a net cash outflow of $148 million related to acquisitions, purchases of office buildings and land in Pleasanton, California for $62 million, capital expenditures for owned real estate projects (including construction of our development center) of $45 million, and capital expenditures for data center and office space projects of $121 million. These payments were partially offset by proceeds of $133 million from the sale of marketable securities and $5 million from the sales and maturities of non-marketable equity and other investments.
We expect capital expenditures related to owned real estate projects, including construction of our development center, will be approximately $130 million for fiscal 2020. We expect capital expenditures, excluding owned real estate projects, will be approximately $280 million for fiscal 2020. We expect that these capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.
Financing Activities
For fiscal 2019, cash used in financing activities was $257 million, which was primarily due to the principal payment of $350 million of 0.75% convertible senior notes, offset by $94 million of proceeds from the issuance of common stock from employee equity plans.
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
Non-GAAP Financial Measures
Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating expenses and non-GAAP operating margin meet the definition of a non-GAAP financial measure.
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

Limitations on the Use of Non-GAAP Financial Measures
A limitation of our non-GAAP financial measures of non-GAAP operating expenses and non-GAAP operating margin is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Further, the non-GAAP financial measure of non-GAAP operating expenses has certain limitations because it does not reflect all items of expense that affect our operations and are reflected in the GAAP financial measure of total operating expenses. In the case of share-based compensation, if we did not pay out a portion of compensation in the form of share-based compensation and related employer payroll tax-related items, the cash salary expense included in costs of revenues and operating expenses would be higher, which would affect our cash position.
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
See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for fiscal 2019, 2018, and 2017.

Contractual Obligations
The following table summarizes our consolidated principal contractual cash obligations as of January 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
1.50% Convertible Senior Notes due 2020 (1)	$250,000	$—	$250,000	$—	$—
0.25% Convertible Senior Notes due 2022 (1)	1,150,000	—	—	1,150,000	—
Aggregate interest obligation (2)	16,008	6,625	7,458	1,925	—
Operating lease obligations:
Facilities space, not including related party (3)	273,906	64,364	95,916	60,173	53,453
Facilities space with related party	90,619	12,972	32,740	31,297	13,610
Computing infrastructure platform obligations	77,667	10,667	28,000	39,000	—
Contractual commitments	77,399	18,479	25,498	33,422	—
Total	$1,935,599	$113,107	$439,612	$1,315,817	$67,063

(1)	Represents aggregate principal amount of the Notes, without the effect of associated discounts.

(2)	Represents estimated aggregate interest obligations for our outstanding Notes that are payable in cash.

(3)
For the 95-year lease we entered in January 2014, the cash obligations exclude the potential annual rental increases based on the increases to the Consumer Price Index (“CPI”). We believe it is likely we will make higher rent payments over the lease term due to future changes in the CPI.

Our contractual obligations primarily consist of our convertible senior notes, as well as obligations under leases for office space, co-location facilities for data center capacity, and computing infrastructure platforms for business operations. For fiscal 2020, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.
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
Off-Balance Sheet Arrangements
Through January 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Subscription Services Revenues
Subscription services revenues primarily consist of fees that provide customers access to one or more of our cloud applications for finance, human resources, planning, and analytics, with routine customer support. Revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally three years or longer in length, billed annually in advance, and non-cancelable.
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
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in Sales and marketing expenses on the consolidated statements of operations.

Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 (“2018 Notes”) with a principal amount of $350 million, which were subsequently converted by note holders during the second quarter of fiscal 2019. Concurrently in June 2013, we issued 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”) with a principal amount of $250 million. In September 2017, we issued 0.25% convertible senior notes due October 1, 2022 (“2022 Notes”) with a principal amount of $1.15 billion (together with the 2018 Notes and 2020 Notes, referred to as the “Notes”). In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital.
Business Combinations, Goodwill, and Acquisition-Related Intangible Assets
Accounting for business combinations requires us to make significant estimates and assumptions. We allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded to goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, expected asset lives, royalty rates, and discount rates. The amounts and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.
We use estimates, assumptions, and judgments when assessing the recoverability of goodwill and acquisition-related intangible assets. We test for impairment on an annual basis, or more frequently if a significant event or circumstance indicates impairment. We also evaluate the estimated remaining useful lives of acquisition-related intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization.
Recent Accounting Pronouncements
See Note 2 of the notes to consolidated financial statements for a full description of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of January 31, 2019 and 2018, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10 of the notes to consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $1.8 billion and $3.3 billion as of January 31, 2019 and 2018, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized in income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
An immediate increase of 100 basis points in interest rates would have resulted in a $5 million and $10 million market value reduction in our investment portfolio as of January 31, 2019 and 2018, respectively. An immediate decrease of 100 basis points in interest rates would have increased the market value by $5 million and $10 million as of January 31, 2019 and 2018, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in Accumulated other comprehensive income (loss) and are realized only if we sell the underlying securities before maturity.
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
The 2020 Notes and 2022 Notes have fixed annual interest rates of 1.50% and 0.25%, respectively, and therefore we do not have economic interest rate exposure on our 2020 Notes and 2022 Notes. However, the values of the 2020 Notes and 2022 Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate 2020 Notes and 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the 2020 Notes and 2022 Notes are affected by our stock price. The carrying values of the 2020 Notes and 2022 Notes were $233 million and $972 million, respectively, as of January 31, 2019. These represent the liability component of the principal balance of our 2020 Notes and 2022 Notes as of January 31, 2019. The total estimated fair values of the 2020 Notes and 2022 Notes as of January 31, 2019 were $557 million and $1.6 billion, respectively. The fair values were determined based on the quoted bid prices of the 2020 Notes and 2022 Notes in an over-the-counter market as of the last trading day for fiscal 2019, which were $222.85 and $135.67, respectively. For further information, see Note 11 of the notes to consolidated financial statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORKDAY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workday, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Workday, Inc. (the Company) as of January 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Jose, California
March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workday, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workday, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
March 18, 2019

WORKDAY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	January 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$638,554	$1,134,355
Marketable securities	1,139,864	2,133,495
Trade and other receivables, net of allowance for doubtful accounts of $5,965 and $2,212, respectively	704,680	528,208
Deferred costs	80,809	63,060
Prepaid expenses and other current assets	136,689	97,860
Total current assets	2,700,596	3,956,978
Property and equipment, net	796,907	546,609
Deferred costs, noncurrent	183,518	140,509
Acquisition-related intangible assets, net	313,240	34,234
Goodwill	1,379,125	159,376
Other assets	147,360	109,718
Total assets	$5,520,746	$4,947,424
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,093	$20,998
Accrued expenses and other current liabilities	123,542	121,879
Accrued compensation	207,924	148,247
Unearned revenue	1,837,618	1,426,241
Current portion of convertible senior notes, net	232,514	341,509
Total current liabilities	2,430,691	2,058,874
Convertible senior notes, net	972,264	1,149,845
Unearned revenue, noncurrent	111,652	110,906
Other liabilities	47,697	47,434
Total liabilities	3,562,304	3,367,059
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10 million shares authorized as of January 31, 2019 and 2018; no shares issued and outstanding as of January 31, 2019 and 2018	—	—
Class A common stock, $0.001 par value; 750 million shares authorized as of January 31, 2019 and 2018; 157 million and 142 million shares issued and outstanding as of January 31, 2019 and 2018, respectively	157	142
Class B common stock, $0.001 par value; 240 million shares authorized as of January 31, 2019 and 2018; 65 million and 70 million shares issued and outstanding as of January 31, 2019 and 2018, respectively	64	69
Additional paid-in capital	4,105,334	3,354,423
Accumulated other comprehensive income (loss)	(809)	(46,413)
Accumulated deficit	(2,146,304)	(1,727,856)
Total stockholders’ equity	1,958,442	1,580,365
Total liabilities and stockholders’ equity	$5,520,746	$4,947,424

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2019	2018	2017
			*As Adjusted
Revenues:
Subscription services	$2,385,769	$1,787,833	$1,290,733
Professional services	436,411	355,217	283,707
Total revenues	2,822,180	2,143,050	1,574,440
Costs and expenses (1):
Costs of subscription services	379,877	273,461	213,389
Costs of professional services	455,073	355,952	270,156
Product development	1,211,832	910,584	680,531
Sales and marketing	891,345	683,367	565,328
General and administrative	347,337	222,909	198,122
Total costs and expenses	3,285,464	2,446,273	1,927,526
Operating loss	(463,284)	(303,223)	(353,086)
Other income (expense), net	39,532	(11,563)	(32,427)
Loss before provision for (benefit from) income taxes	(423,752)	(314,786)	(385,513)
Provision for (benefit from) income taxes	(5,494)	6,436	(814)
Net loss	$(418,258)	$(321,222)	$(384,699)
Net loss attributable to Class A and Class B common stockholders	$(418,258)	$(321,222)	$(384,699)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.93)	$(1.55)	$(1.94)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	216,789	207,774	198,214

(1)	Costs and expenses include share-based compensation expenses as follows:

	Year Ended January 31,
	2019	2018	2017
Costs of subscription services	$36,754	$26,280	$20,773
Costs of professional services	55,535	37,592	26,833
Product development	320,876	229,819	166,529
Sales and marketing	132,810	100,762	86,229
General and administrative	127,443	83,972	78,265
*    For further information, see Note 1.

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2019	2018	2017
			*As Adjusted
Net loss	$(418,258)	$(321,222)	$(384,699)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(1,635)	1,581	150
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $660, $0, and $0, respectively	2,534	(2,687)	(388)
Net change in market value of effective foreign currency forward exchange contracts, net of tax provision of $6,386, $0, and $0, respectively	44,705	(47,378)	1,510
Other comprehensive income (loss), net of tax:	45,604	(48,484)	1,272
Comprehensive loss	$(372,654)	$(369,706)	$(383,427)
*    For further information, see Note 1.

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2019	2018	2017
			*As Adjusted
Cash flows from operating activities
Net loss	$(418,258)	$(321,222)	$(384,699)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	198,111	135,723	105,825
Share-based compensation expenses	652,465	478,425	372,272
Amortization of deferred costs	71,238	57,562	45,345
Amortization of debt discount and issuance costs	59,974	43,916	26,947
Other	(53,195)	(8,379)	23,013
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(160,527)	(114,613)	(91,755)
Deferred costs	(131,996)	(92,552)	(82,848)
Prepaid expenses and other assets	(16,344)	(68,983)	(16,794)
Accounts payable	5,877	(7,249)	6,336
Accrued expenses and other liabilities	54,895	47,515	23,367
Unearned revenue	344,418	315,584	323,617
Net cash provided by (used in) operating activities	606,658	465,727	350,626
Cash flows from investing activities
Purchases of marketable securities	(1,989,868)	(2,515,997)	(1,917,238)
Maturities of marketable securities	2,090,693	1,591,554	1,986,031
Sales of marketable securities	949,970	243,727	133,292
Business combinations, net of cash acquired	(1,474,337)	(5,744)	(147,879)
Owned real estate projects	(181,180)	(124,811)	(106,997)
Capital expenditures, excluding owned real estate projects	(202,507)	(141,536)	(120,813)
Purchases of non-marketable equity and other investments	(43,016)	(16,199)	(300)
Sales and maturities of non-marketable equity and other investments	17,911	1,026	5,315
Purchase of other intangible assets	(10,450)	(11,000)	—
Other	—	—	(296)
Net cash provided by (used in) investing activities	(842,784)	(978,980)	(168,885)
Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	1,132,101	—
Proceeds from issuance of warrants	—	80,805	—
Purchase of convertible senior notes hedges	—	(175,530)	—
Payments on convertible senior notes	(350,030)	—	—
Proceeds from issuance of common stock from employee equity plans	93,567	69,056	58,079
Other	(248)	(170)	1,602
Net cash provided by (used in) financing activities	(256,711)	1,106,262	59,681
Effect of exchange rate changes	(614)	751	385
Net increase (decrease) in cash, cash equivalents, and restricted cash	(493,451)	593,760	241,807
Cash, cash equivalents, and restricted cash at the beginning of period	1,135,654	541,894	300,087
Cash, cash equivalents, and restricted cash at the end of period	$642,203	$1,135,654	$541,894

See Notes to Consolidated Financial Statements

	Year Ended January 31,
	2019	2018	2017
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$38	$76	$3,156
Cash paid for income taxes	6,007	3,418	5,315
Non-cash investing and financing activities:
Vesting of early exercised stock options	$—	$775	$1,803
Purchases of property and equipment, accrued but not paid	56,308	51,545	27,696
Non-cash additions to property and equipment	8,171	5,396	2,094

	January 31,
	2019	2018	2017
			*As Adjusted
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$638,554	$1,134,355	$539,923
Restricted cash included in Prepaid expenses and other current assets	3,519	—	—
Restricted cash included in Other assets	130	1,299	1,971
Total cash, cash equivalents, and restricted cash	$642,203	$1,135,654	$541,894
*    For further information, see Note 1.

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount				*As Adjusted	*As Adjusted
Balances as of January 31, 2016	194,479,350	$193	$2,247,454	$—	$799	$(1,022,166)	$1,226,280
Issuance of common stock under employee equity plans	4,379,787	4	58,075	—	—	—	58,079
Vesting of early exercised stock options	—	1	1,802	—	—	—	1,803
Vested restricted stock units	4,084,268	4	(4)	—	—	—	—
Share-based compensation	—	—	372,272	—	—	—	372,272
Excess tax benefits from share-based compensation	—	—	1,226	—	—	—	1,226
Other	—	—	375	—	—	—	375
Other comprehensive income (loss)	—	—	—	—	1,272	—	1,272
Net loss	—	—	—	—	—	(384,699)	(384,699)
Balances as of January 31, 2017	202,943,405	$202	$2,681,200	$—	$2,071	$(1,406,865)	$1,276,608
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2016-09	—	—	—	—	—	231	231
Issuance of common stock under employee equity plans	3,318,514	3	69,052	—	—	—	69,055
Vesting of early exercised stock options	—	—	775	—	—	—	775
Vested restricted stock units	5,715,576	6	(6)	—	—	—	—
Share-based compensation	—	—	478,425	—	—	—	478,425
Purchase of convertible senior notes hedges	—	—	(175,530)	—	—	—	(175,530)
Issuance of warrants	—	—	80,805	—	—	—	80,805
Equity component of convertible senior notes	—	—	219,702	—	—	—	219,702
Other comprehensive income (loss)	—	—	—	—	(48,484)	—	(48,484)
Net loss	—	—	—	—	—	(321,222)	(321,222)
Balances as of January 31, 2018	211,977,495	$211	$3,354,423	$—	$(46,413)	$(1,727,856)	$1,580,365
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2016-16 (see Note 2)	—	—	—	—	—	427	427
Issuance of common stock under employee equity plans	2,317,463	2	37,752	55,813	—	—	93,567
Vested restricted stock units	6,273,733	6	(6)	—	—	—	—
Share-based compensation	—	—	652,404	—	—	—	652,404
Exercise of convertible senior notes hedges	—	—	193,680	(193,679)	—	—	1
Settlement of warrants	25,990	—	(137,245)	137,849	—	(617)	(13)
Settlement of convertible senior notes	1,457,382	2	(24)	17	—	—	(5)
Equity awards assumed in business combination	—	—	4,350	—	—	—	4,350
Other comprehensive income (loss)	—	—	—	—	45,604	—	45,604
Net loss	—	—	—	—	—	(418,258)	(418,258)
Balances as of January 31, 2019	222,052,063	$221	$4,105,334	$—	$(809)	$(2,146,304)	$1,958,442
* For further information, see Note 1.

See Notes to Consolidated Financial Statements

Workday, Inc.
Notes to Consolidated Financial Statements
Note 1. Overview and Basis of Presentation
Company and Background
Workday provides financial management, human capital management, planning, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible, and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources. We were originally incorporated in March 2005 in Nevada and in June 2012, we reincorporated in Delaware.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2019, for example, refer to the year ended January 31, 2019.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Effective February 1, 2017, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash. All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standards, as indicated by the “as adjusted” footnote.
Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, the fair value of assets acquired and liabilities assumed through business combinations, the determination of the period of benefit for deferred commissions, certain assumptions used in the valuation of equity awards, and assumptions used in the valuation of non-marketable equity investments. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.
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
Subscription Services Revenues
Subscription services revenues primarily consist of fees that provide customers access to one or more of our cloud applications for finance, human resources, planning, and analytics, with routine customer support. Revenue is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally three years or longer in length, billed annually in advance, and non-cancelable.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. Our cash equivalents primarily consist of investments in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds.
Debt Securities
Our debt securities primarily consist of investments in U.S. treasury securities, U.S. agency obligations, corporate bonds, and commercial paper. We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the accompanying consolidated balance sheets.
All debt securities are recorded at their estimated fair value. Unrealized gains and losses on available-for-sale debt securities are recorded in Accumulated other comprehensive income (loss) (“OCI”). We evaluate our investments to assess whether those in unrealized loss positions are other-than-temporarily impaired. We consider impairments to be other-than-temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in Other income (expense), net on the consolidated statements of operations.

If quoted prices for identical instruments are available in an active market, debt securities are classified within Level 1 of the fair value hierarchy. If quoted prices for identical instruments in active markets are not available, fair values are estimated using quoted prices of similar instruments and are classified within Level 2 of the fair value hierarchy. To date, all of our debt securities can be valued using one of these two methodologies.
Equity Investments
We hold marketable and non-marketable equity investments, over which we do not have a controlling interest or significant influence. Marketable equity investments are measured using quoted prices in active markets with changes recorded in Other income (expense), net on the consolidated statements of operations. Non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded in Other income (expense), net on the consolidated statements of operations.
Non-marketable equity investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. The carrying value for these investments is not adjusted if there are no observable transactions for identical or similar investments of the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. Valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. In addition, the determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments and the extent to which those differences would affect the fair values of those investments.
We assess our non-marketable equity investments quarterly for impairment. Our impairment analysis encompasses an assessment of the severity and duration of the impairment and a qualitative and quantitative analysis of other key factors including the investee’s financial metrics, market acceptance of the investee’s product or technology, other competitive products or technology in the market, general market conditions, and the rate at which the investee is using its cash. If our investment is considered to be impaired, we will record an impairment in Other income (expense), net on the consolidated statements of operations and establish a new carrying value for the investment.
Trade and Other Receivables
Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts, which is not material. Other receivables represent unbilled receivables related to subscription and professional services contracts.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in Sales and marketing expenses on the consolidated statements of operations.
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
Goodwill and Acquisition-Related Intangible Assets
Acquisition-related intangible assets with finite lives are amortized over their estimated useful lives. Goodwill amounts are not amortized. Acquisition-related intangible assets and goodwill are tested for impairment at least annually, and more frequently upon the occurrence of certain events.
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
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 (“2018 Notes”) with a principal amount of $350 million, which were subsequently converted by note holders during the second quarter of fiscal 2019. Concurrently in June 2013, we issued 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”) with a principal amount of $250 million. In September 2017, we issued 0.25% convertible senior notes due October 1, 2022 (“2022 Notes”) with a principal amount of $1.15 billion (together with the 2018 Notes and 2020 Notes, referred to as the “Notes”). In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital.
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $51 million, $43 million, and $35 million for fiscal 2019, 2018, and 2017, respectively.
Share-Based Compensation
We measure and recognize compensation expense for share-based awards issued to employees and non-employees, including restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), stock options, and purchases under the 2012 Employee Stock Purchase Plan (“ESPP”), on our consolidated statements of operations.

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
For stock options assumed, fair value is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the requisite service period. We determine the assumptions for the option-pricing model as follows:

•
Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date closest to the grant date for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option grants.

•
Expected Term. The expected term represents the period that our share-based award is expected to be outstanding. The expected term for stock options was determined based on the vesting terms, exercise terms, and contractual lives.

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
Foreign Currency Exchange
The functional currency for certain of our foreign subsidiaries is the U.S. dollar, while others use local currencies. We translate the foreign functional currency financial statements to U.S. dollars for those entities that do not have U.S. dollars as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded in OCI as a component of stockholders’ equity and related periodic movements are summarized as a line item in our consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in Other income (expense), net on the consolidated statements of operations.
Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, and trade and other receivables. Our deposits exceed federally insured limits.
No single customer represented over 10% of trade and other receivables on the consolidated financial statements as of January 31, 2019 or 2018. No single customer represented over 10% of total revenues for any of the periods on the consolidated financial statements.
In order to reduce the risk of down-time of our cloud applications, we have established data centers in various geographic regions. We have internal procedures to restore services in the event of disaster at one of our current data center facilities. We serve our customers and users from data center facilities operated by third parties, located in the United States, Europe, and Canada. Even with these procedures for disaster recovery in place, our cloud applications could be significantly interrupted during the implementation of the procedures to restore services.
In addition, we rely upon third-party hosted infrastructure partners globally, including Amazon Web Services and Dimension Data, to serve customers and operate certain aspects of our services, such as environments for development testing, training, sales demonstrations, and production usage. Given this, any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.
Recently Adopted Accounting Pronouncements
ASU No. 2016-01
In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. As of February 1, 2018, we adopted the applicable provisions of ASU No. 2016-01 as follows:

•
Marketable equity investments (readily determinable fair values): We are now required to account for changes in fair value of our equity investments previously classified as available-for-sale equity investments in the consolidated statements of operations. We have applied the modified retrospective transition method upon adoption, resulting in no impact to our consolidated financial statements as of February 1, 2018.

•
Non-marketable equity investments (no readily determinable fair values): We now measure our equity investments previously classified as cost method investments at fair value or the measurement alternative, unless they qualify for the net asset value practical expedient. The measurement alternative is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments resulting from impairment, fair value, or observable price changes are accounted for in the consolidated statements of operations. We adopted the guidance prospectively effective February 1, 2018, and there was no impact to our consolidated financial statements.

Going forward, the impact of this new standard could result in volatility in the consolidated statements of operations.

ASU No. 2016-16
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the recognition of right-of-use assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under Accounting Standards Codification Topic 840 Leases. The guidance is effective for our fiscal year beginning February 1, 2019. We plan to adopt this new standard in the first quarter of our fiscal 2020 using a modified retrospective method, and we will not restate comparative periods per the transition method provided by ASU No. 2018-11. We will recognize and measure leases existing at, or entered into after, the beginning of the period of adoption. The standard will have a material impact on our consolidated balance sheets but will not have a material impact on our consolidated statements of operations. We expect to elect the practical expedient that allows entities to combine lease components with related non-lease components, which will further increase reported assets and liabilities. We will also elect to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less. We are completing our evaluation of the accounting, transition, and disclosure requirements of this standard, and we currently expect that all of our operating leases, as disclosed in Note 12, will be subject to the new standard.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line item as the respective hedged item. The standard also modifies certain disclosure requirements. The guidance is effective for our fiscal year beginning February 1, 2019 and must be applied using a modified retrospective approach. We plan to adopt this new standard in the first quarter of our fiscal 2020. We are evaluating the accounting, transition, and disclosure requirements of this standard and cannot currently estimate the financial statement impact of adoption.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in OCI as a result of the 2017 Tax Cuts and Jobs Act (the “Tax Act”) to retained earnings. The guidance is effective for our fiscal year beginning February 1, 2019 and must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We plan to adopt the new standard in the first quarter of our fiscal 2020 and do not expect it to have a material impact on our consolidated financial statements.
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

Note 3. Investments
Debt Securities
As of January 31, 2019, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$396,347	$61	$(178)	$396,230
U.S. agency obligations	241,914	73	(151)	241,836
Corporate bonds	419,784	336	(352)	419,768
Commercial paper	254,175	—	(2)	254,173
	$1,312,220	$470	$(683)	$1,312,007
Included in cash and cash equivalents	$216,270	$—	$—	$216,270
Included in marketable securities	$1,095,950	$470	$(683)	$1,095,737
As of January 31, 2018, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$797,977	$—	$(1,142)	$796,835
U.S. agency obligations	683,551	—	(1,127)	682,424
Corporate bonds	470,259	16	(1,154)	469,121
Commercial paper	602,727	—	—	602,727
	$2,554,514	$16	$(3,423)	$2,551,107
Included in cash and cash equivalents	$417,613	$—	$(1)	$417,612
Included in marketable securities	$2,136,901	$16	$(3,422)	$2,133,495
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of January 31, 2019, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. The unrealized losses on debt securities that have been in a net loss position for 12 months or more were not material as of January 31, 2019. We sold $950 million, $244 million, and $133 million of our debt securities during fiscal 2019, 2018, and 2017, respectively, and the realized gains and losses from the sales were immaterial.
Equity Investments
Money market funds and marketable equity investments are investments with readily determinable fair values. Non-marketable equity investments consist of investments in privately held companies without readily determinable fair values.
Equity investments consisted of the following (in thousands):

		January 31,
	Consolidated Balance Sheets Location	2019	2018
Money market funds	Cash and cash equivalents	$237,071	$551,804
Marketable equity investments	Marketable securities	44,127	—
Non-marketable equity investments	Other assets	36,925	28,005
		$318,123	$579,809

There were no adjustments made to the carrying value of the non-marketable equity investments as measured under the measurement alternative during fiscal 2019. Realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Year Ended January 31,
	2019	2018	2017
Net realized gains (losses) recognized on equity investments sold	$8,333	$720	$65
Net unrealized gains (losses) recognized on equity investments held	32,127	(692)	(15,000)
Total net gains (losses) recognized in other income (expense), net	$40,460	$28	$(14,935)
Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2019 (in thousands):

Description	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$396,230	$—	$—	$396,230
U.S. agency obligations	—	241,836	—	241,836
Corporate bonds	—	419,768	—	419,768
Commercial paper	—	254,173	—	254,173
Money market funds	237,071	—	—	237,071
Marketable equity investments	44,127	—	—	44,127
Foreign currency derivative assets	—	22,570	—	22,570
Total assets	$677,428	$938,347	$—	$1,615,775
Foreign currency derivative liabilities	$—	$3,135	$—	$3,135
Total liabilities	$—	$3,135	$—	$3,135
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2018 (in thousands):

Description	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$796,835	$—	$—	$796,835
U.S. agency obligations	—	682,424	—	682,424
Corporate bonds	—	469,121	—	469,121
Commercial paper	—	602,727	—	602,727
Money market funds	551,804	—	—	551,804
Foreign currency derivative assets	—	98	—	98
Total assets	$1,348,639	$1,754,370	$—	$3,103,009
Foreign currency derivative liabilities	$—	$32,912	$—	$32,912
Total liabilities	$—	$32,912	$—	$32,912

Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the consolidated balance sheets (in thousands):

	January 31, 2019		January 31, 2018
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
0.75% Convertible senior notes	$—	$—	$341,509	$504,994
1.50% Convertible senior notes	232,514	557,074	221,378	385,550
0.25% Convertible senior notes	972,264	1,560,228	928,467	1,200,577
The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of fiscal 2019 and 2018. The if-converted values of the 2020 and 2022 Notes exceeded the principal amounts by $305 million and $269 million, respectively. The if-converted values were determined based on the closing price of our common stock of $181.53 on January 31, 2019. For further information, see Note 11.
Note 5. Deferred Costs
Deferred costs, which primarily consist of deferred sales commissions, were $264 million and $204 million as of January 31, 2019 and 2018, respectively. Amortization expense for the deferred costs was $71 million, $58 million, and $45 million for fiscal 2019, 2018, and 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2019	2018
Land	$22,694	$8,451
Buildings	433,863	255,093
Computers, equipment, and software	539,090	425,025
Furniture and fixtures	38,840	34,809
Leasehold improvements	162,657	132,209
Property and equipment, gross (1)	1,197,144	855,587
Less accumulated depreciation and amortization	(400,237)	(308,978)
Property and equipment, net	$796,907	$546,609

(1)
Property and equipment, gross included construction-in-progress for owned real estate projects of $355 million and $177 million that had not yet been placed in service as of January 31, 2019 and 2018, respectively.

Depreciation expense totaled $147 million, $115 million, and $92 million for fiscal 2019, 2018, and 2017, respectively. Interest costs capitalized to property and equipment totaled $11 million, $8 million, and $3 million for fiscal 2019, 2018, and 2017, respectively.
Note 7. Business Combinations
Fiscal 2019
Acquisition of Adaptive Insights
On August 1, 2018, we acquired all outstanding stock of Adaptive Insights, Inc. (“Adaptive Insights”) for $1.5 billion. The acquisition of Adaptive Insights, a cloud-based provider of business planning software, strengthens our product portfolio and will enable our customers to better plan, execute, and analyze in one system.

The purchase consideration transferred consisted of the following (in thousands):

Purchase Consideration
Cash paid to common and preferred stockholders, warrant holders, and vested option holders	$1,408,422
Debt repaid by Workday on behalf of Adaptive Insights	53,696
Transaction costs paid by Workday on behalf of Adaptive Insights	23,375
Fair value of assumed Adaptive Insights awards attributable to pre-combination services (1)	5,424
Total purchase consideration	$1,490,917

(1)	The assumed awards were primarily options, which were valued based upon the Black-Scholes option-pricing model.
The purchase consideration was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill as shown below. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The primary areas that are subject to change include current income taxes payable and deferred taxes. The measurement period will end no later than one year from the acquisition date.
The preliminary purchase consideration allocation, which includes measurement period adjustments, was as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$37,892
Trade and other receivables, net	23,042
Prepaid expenses and other current assets and other assets	3,183
Property and equipment, net	2,246
Acquisition-related intangible assets, net	316,000
Total assets acquired	$382,363

Liabilities assumed:
Accounts payable	$3,115
Accrued expenses and other current liabilities	9,092
Accrued compensation	13,545
Unearned revenue (1)	67,754
Other liabilities	1,919
Total liabilities assumed	95,425
Net assets acquired, excluding goodwill	286,938
Total purchase consideration	1,490,917
Estimated goodwill	$1,203,979

(1)	The cost build-up method was used to determine the fair value of unearned revenue.
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
The fair values of the trade name and developed technology were determined utilizing the relief-from-royalty method, and the multi-period excess earnings method was utilized to fair value customer relationships and backlog. The valuation model inputs required the application of considerable judgment by management. The acquired finite-lived intangible assets have a total weighted-average amortization period of 7.6 years. The weighted-average amortization period of customer relationships is 9.7 years.
We have included the financial results of Adaptive Insights in our consolidated financial statements from the date of acquisition. One-time acquisition related transaction costs of $25 million were expensed as incurred during fiscal 2019 and were recorded within general and administrative expense in our consolidated statements of operations.
The pro forma financial information shown below summarizes the combined results of operations for Workday and Adaptive Insights as if the closing of the acquisition had occurred on February 1, 2017, the first day of our fiscal year 2018. The pro forma financial information includes adjustments that are directly attributable to the business combination and are factually supportable. The adjustments primarily reflect the amortization of acquired intangible assets, share-based compensation expense for replacement awards, as well as the pro forma tax impact for such adjustments. The pro forma financial information reflects $67 million of nonrecurring expenses related to acquisition costs and certain compensation expenses.

	Year Ended January 31,
	2019	2018

	(in thousands, except per share data)
Total revenues	$2,886,057	$2,228,917
Net loss	(425,604)	(529,404)
Net loss per share, basic and diluted	$(1.96)	$(2.55)
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had taken place on February 1, 2017.
Other Fiscal 2019 Acquisitions
In the second quarter of fiscal 2019, we completed two acquisitions resulting in an increase of $12 million and $16 million in developed technology and goodwill, respectively.
Fiscal 2018
In the fourth quarter of fiscal 2018, we completed an acquisition resulting in an increase of $5 million and $1 million in developed technology and goodwill, respectively.
Fiscal 2017
In fiscal 2017, we acquired two businesses in order to expand our product and service offerings. We have included the financial results of the acquired businesses in our consolidated financial statements from the respective acquisition dates. The consideration paid for these acquisitions was $148 million, net of cash acquired.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed in the business combinations during fiscal 2017 (in thousands):

Cash and cash equivalents	$3,390
Other tangible assets	3,466
Developed technology	45,039
Customer relationships	1,000
Accounts payable and other liabilities	(3,256)
Unearned revenue	(6,000)
Net assets acquired	43,639
Goodwill	107,658
Total purchase consideration	$151,297
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
Note 8. Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	January 31,
	2019	2018
Developed technology	$186,800	$69,700
Customer relationships	189,000	1,000
Trade name	12,000	—
Backlog	11,000	—
	398,800	70,700
Less accumulated amortization	(85,560)	(36,466)
Acquisition-related intangible assets, net	$313,240	$34,234
Amortization expense related to acquisition-related intangible assets was $49 million, $19 million, and $13 million for fiscal 2019, 2018, and 2017, respectively.
As of January 31, 2019, our future estimated amortization expense related to acquisition-related intangible assets is as follows (in thousands):

Fiscal Period:
2020	$68,856
2021	48,142
2022	43,733
2023	41,009
2024	29,833
Thereafter	81,667
Total	$313,240

Note 9. Other Assets
Other assets consisted of the following (in thousands):

	January 31,
	2019	2018
Non-marketable equity and other investments	$50,546	$29,205
Prepayments for computing infrastructure platforms	16,976	13,588
Technology patents, net	19,416	11,217
Acquired land leasehold interest, net	9,465	9,570
Deposits	4,383	4,492
Net deferred tax assets	4,544	1,884
Other	42,030	39,762
Total	$147,360	$109,718
Intangible assets with estimable useful lives, including primarily technology patents and acquired land leasehold interests, are amortized on a straight-line basis over their useful lives. As of January 31, 2019, the future estimated amortization expense is as follows (in thousands):

Fiscal Period:
2020	$3,360
2021	3,031
2022	2,617
2023	2,351
2024	2,049
Thereafter	16,392
Total	$29,800
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
As of January 31, 2019 and 2018, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $717 million and $549 million, respectively. All such contracts have maturities not greater than 36 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
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

As of January 31, 2019 and 2018, we had outstanding forward contracts not designated as hedges with total notional values of $198 million and $75 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Consolidated Balance Sheets Location	January 31,
		2019	2018
Derivative Assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$12,076	$15
Foreign currency forward contracts designated as cash flow hedges	Other assets	10,015	4
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	459	79
Foreign currency forward contracts not designated as hedges	Other assets	20	—
Total Derivative Assets		$22,570	$98
Derivative Liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$983	$18,355
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	706	11,650
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	1,446	2,805
Foreign currency forward contracts not designated as hedges	Other liabilities	—	102
Total Derivative Liabilities		$3,135	$32,912
Gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Year Ended January 31,
		2019	2018	2017
Gains (losses) recognized in OCI (effective portion) (1)	Net change in market value of effective foreign currency forward exchange contracts	$44,079	$(45,869)	$2,145
Gains (losses) reclassified from OCI into income (effective portion)	Revenues	(7,012)	1,509	635
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other income (expense), net	13,868	1,607	1,386

(1)
Of the total effective portion of foreign currency forward contracts designated as cash flow hedges as of January 31, 2019, net gains of $2 million are expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations Location	Year Ended January 31,
Derivative Type		2019	2018	2017
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$4,706	$(5,641)	$662

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
As of January 31, 2019, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative Assets:
Counterparty A	$2,305	$—	$2,305	$(78)	$—	$2,227
Counterparty B	18,053	—	18,053	(1,823)	—	16,230
Counterparty C	2,212	—	2,212	(1,234)	—	978
Total	$22,570	$—	$22,570	$(3,135)	$—	$19,435

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative Liabilities:
Counterparty A	$78	$—	$78	$(78)	$—	$—
Counterparty B	1,823	—	1,823	(1,823)	—	—
Counterparty C	1,234	—	1,234	(1,234)	—	—
Total	$3,135	$—	$3,135	$(3,135)	$—	$—
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
In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was less than $1 million for fiscal 2019 and $1 million for fiscal 2018 and 2017, respectively. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was less than $1 million for fiscal 2019, 2018, and 2017. For the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million. Amortization expense for the liability issuance costs was $3 million and $1 million for fiscal 2019 and 2018, respectively.

The Notes, net consisted of the following (in thousands):

	January 31, 2019			January 31, 2018
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Principal amounts:
Principal	$—	$249,975	$1,150,000	$350,000	$250,000	$1,150,000
Unamortized debt discount	—	(16,480)	(167,249)	(7,850)	(26,968)	(208,188)
Unamortized debt issuance costs	—	(981)	(10,487)	(641)	(1,654)	(13,345)
Net carrying amount	$—	$232,514	$972,264	$341,509	$221,378	$928,467
Carrying amount of the equity component (1)	$74,887	$66,007	$219,702	$74,892	$66,007	$219,702

(1)
Included on the consolidated balance sheets within Additional paid-in capital, net of $2 million, $2 million, and $4 million for the 2018 Notes, 2020 Notes, and 2022 Notes, respectively, in equity issuance costs.

As of January 31, 2019, the 2020 Notes and 2022 Notes have remaining lives of approximately 17 months and 44 months, respectively.
For more than 20 trading days during the 30 consecutive trading days ended April 30, 2018, July 31, 2018, October 31, 2018, and January 31, 2019, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2020 Notes. As a result, the 2020 Notes were convertible at the option of the holders during the second, third, and fourth quarter of fiscal 2019 and will continue to be convertible during the first quarter of fiscal 2020. Accordingly, the 2020 Notes are classified as current on the condensed consolidated balance sheet as of January 31, 2019. From May 1, 2018 through the date of this filing, the amount of the principal balance of the 2020 Notes that has been converted or for which conversion has been requested was not material.
The effective interest rates of the liability components of the 2018 Notes, 2020 Notes, and 2022 Notes are 5.75%, 6.25%, and 4.60%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended January 31,
	2019			2018			2017
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Contractual interest expense	$1,196	$3,750	$2,875	$2,625	$3,750	$1,086	$2,625	$3,750	$—
Interest cost related to amortization of debt issuance costs	641	673	2,858	1,409	673	1,080	1,408	675	—
Interest cost related to amortization of the debt discount	7,850	10,488	40,939	16,530	9,852	14,989	15,607	9,257	—
We capitalized interest costs related to the Notes of $11 million, $8 million, and $3 million for fiscal 2019, 2018, and 2017, respectively.

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
During the third and fourth quarters of fiscal 2019, Warrants related to the 2018 Notes were exercised, and we distributed approximately 1.1 million shares of our Class A common stock to warrant holders primarily utilizing treasury stock. The number of net shares distributed was determined based on the number of Warrants exercised multiplied by the difference between the exercise price of the Warrants and their daily volume weighted-average stock price. As of January 31, 2019, there were zero Warrants outstanding related to the 2018 Notes.
Note 12. Commitments and Contingencies
Facility and Computing Infrastructure-related Commitments
We have entered into non-cancelable agreements for certain of our offices and data centers with various expiration dates. Certain of our office leases are with an affiliate of our Chairman, David Duffield, who is also a significant stockholder (see Note 18). Our operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. This includes payments for office and data center square footage as well as data center power capacity for certain data centers. We generally recognize these expenses on a straight-line basis over the period in which we benefit from the lease. Total rent expense was $99 million, $82 million, and $72 million for fiscal 2019, 2018, and 2017, respectively.
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

As of January 31, 2019, the future minimum payments by year for our non-cancelable leases and computing infrastructure platforms are as follows (in thousands):

	Operating Leases, not including Related Party	Operating Leases with Related Party	Computing Infrastructure Platforms
2020	$64,364	$12,972	$10,667
2021	53,116	16,178	14,000
2022	42,800	16,562	14,000
2023	33,114	16,952	19,000
2024	27,059	14,345	20,000
Thereafter	53,453	13,610	—
Total	$273,906	$90,619	$77,667
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of January 31, 2019, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Common Stock and Stockholders’ Equity
Common Stock
As of January 31, 2019, there were 157 million shares of Class A common stock and 65 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class A and Class B shares will convert to a single class of common stock upon the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, and (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). Pursuant to the terms of the EIP, the share reserve increased by 11 million shares in March 2018. As of January 31, 2019, we had approximately 65 million shares of Class A common stock available for future grants.
In connection with the acquisition of Adaptive Insights, we assumed unvested awards that had been granted under the Adaptive Insights, Inc. 2013 Equity Incentive Plan.
We also have a 2012 Employee Stock Purchase Plan. Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. As of January 31, 2019, approximately 6 million shares of Class A common stock were available for issuance under the ESPP.

Restricted Stock Units
The Stock Plans provide for the issuance of RSUs to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during fiscal 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2018	12,819,516	$84.77
RSUs granted	6,991,459	129.62
RSUs vested	(5,893,133)	84.58
RSUs forfeited	(904,553)	96.79
Balance as of January 31, 2019	13,013,289	$108.12
The weighted-average grant-date fair value of RSUs granted during fiscal 2019, 2018, and 2017 was $129.62, $88.90, and $75.71, respectively. The total fair value of RSUs vested as of the vesting dates during fiscal 2019, 2018, and 2017 was $801 million, $528 million, and $303 million, respectively.
As of January 31, 2019, there was a total of $1.2 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
Performance-based Restricted Stock Units
During fiscal 2018, 0.4 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2018. During fiscal 2019, we recognized $7 million in compensation cost related to these PRSUs.
Additionally, during fiscal 2019, 0.5 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSU awards will vest if the individual employee continues to provide service through the vesting date of March 15, 2019. During fiscal 2019, we recognized $51 million in compensation cost related to these PRSUs, and as of January 31, 2019, there was a total of $15 million in unrecognized compensation cost which is expected to be recognized over a weighted-average period of approximately 2 months.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during fiscal 2019 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2018	6,595,486	$4.23	$763
Stock options assumed	1,103,942	26.84
Stock options exercised	(1,872,545)	5.68
Stock options canceled	(46,141)	18.77
Balance as of January 31, 2019	5,780,742	$7.96	$1,003
Vested and expected to vest as of January 31, 2019	5,706,507	$7.66	$992
Exercisable as of January 31, 2019	4,985,686	$4.74	$881
The total grant-date fair value of stock options vested during fiscal 2019, 2018, and 2017 was $29 million, $5 million, and $14 million, respectively. The total intrinsic value of stock options exercised during fiscal 2019, 2018, and 2017 was $261 million, $234 million, and $273 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of vested and expected to vest stock options as of January 31, 2019 is approximately 3.2 years.

As of January 31, 2019, there was a total of $72 million in unrecognized compensation cost related to unvested assumed stock options, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
The stock options that are exercisable as of January 31, 2019 have a weighted-average remaining contractual life of approximately 2.4 years. The weighted-average remaining contractual life of outstanding stock options as of January 31, 2019 is approximately 3.3 years.
The weighted-average grant-date fair value of stock options assumed during fiscal 2019 was $100.69. The fair value of stock options assumed was estimated using the following assumptions:

Year Ended January 31, 2019
Expected volatility	31.5% – 34.3%
Expected term (in years)	0.03 – 2.42
Risk-free interest rate	2.10% – 2.72%
Dividend yield	—%
There were no stock options granted during fiscal 2019, 2018, or 2017.
Employee Stock Purchase Plan
For fiscal 2019, approximately 1 million shares of Class A common shares were purchased under the ESPP at a weighted-average price of $96.12 per share, resulting in cash proceeds of $83 million.
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year Ended January 31,
	2019	2018	2017
Expected volatility	30.9% – 41.7%	25.3% – 32.0%	34.5% – 44.5%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	2.09% – 2.50%	1.11% – 1.45%	0.53% – 0.91%
Dividend yield	—%	—%	—%
Grant date fair value per share	$126.29 – $167.80	$98.39 – $100.52	$69.00 – $79.30
Note 14. Unearned Revenue and Performance Obligations
$1.4 billion, $1.0 billion, and $738 million of subscription services revenue was recognized during fiscal 2019, 2018, and 2017, respectively, that was included in the unearned revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of January 31, 2019, approximately $6.7 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $4.47 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of January 31, 2019 was not material.

Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Year Ended January 31,
	2019	2018	2017
Interest income	$42,461	$25,252	$11,303
Interest expense (1)	(60,209)	(44,549)	(30,103)
Other (2)	57,280	7,734	(13,627)
Other income (expense), net	$39,532	$(11,563)	$(32,427)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes, 2020 Notes, and 2022 Notes and non-cash interest expense related to amortization of the debt discount and debt issuance costs, net of capitalized interest costs (for further information, see Note 11).

(2)	Other includes the net gains (losses) from our equity investments (for further information, see Note 3).
Note 16. Income Taxes
The components of loss before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
			*As Adjusted
Domestic	$(263,505)	$(85,167)	$(190,043)
Foreign	(160,247)	(229,619)	(195,470)
Total	$(423,752)	$(314,786)	$(385,513)

*	For further information, see Note 1.
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2019	2018	2017
Current:
Federal	$—	$—	$213
State	270	177	17
Foreign	6,596	4,251	3,573
Total	6,866	4,428	3,803

Deferred:
Federal	(760)	(535)	(466)
State	(2,446)	(100)	(52)
Foreign	(9,154)	2,643	(4,099)
Total	(12,360)	2,008	(4,617)
Provision for (benefit from) income taxes	$(5,494)	$6,436	$(814)

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following:

	Year Ended January 31,
	2019	2018	2017
			*As Adjusted
Federal statutory rate	21.0%	33.8%	35.0%
Effect of:
Foreign income at other than U.S. rates	(8.9)%	(26.5)%	(18.5)%
Intercompany transactions	3.7%	10.2%	4.2%
Research tax credits	12.6%	9.1%	6.4%
State taxes, net of federal benefit	(0.1)%	—%	—%
U.S. corporate tax rate reduction	—%	(81.3)%	—%
Changes in valuation allowance	(39.7)%	33.0%	(20.4)%
Stock compensation	12.7%	20.0%	(6.1)%
Other	—%	(0.4)%	(0.4)%
	1.3%	(2.1)%	0.2%

*	For further information, see Note 1.
On December 22, 2017, the Tax Act was enacted into law and reduced the corporate income tax rate to 21% effective January 1, 2018. We adjusted our federal statutory rate to 21% for fiscal 2019 and to a blended rate of 33.8% for fiscal 2018. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows companies to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year from the enactment date. As of January 31, 2019, we have completed our analysis and recorded no adjustments.
As a result of our history of net operating losses, the current provision for income taxes primarily relates to state income taxes and the current foreign provision from our profitable foreign entities. The benefit from domestic deferred federal and state income tax primarily relates to the release of the valuation allowance for certain intangibles from fiscal 2019 business acquisitions, where the balance for financial reporting exceeded the tax basis. The foreign deferred income tax benefit primarily relates to the application of intra-period tax allocation rules for the gains from other comprehensive income and the excess tax benefit in certain foreign jurisdictions from share-based compensation.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2019	2018
Deferred tax assets:
Unearned revenue	$21,557	$27,934
Other reserves and accruals	23,384	14,945
Federal net operating loss carryforwards	602,310	422,235
State and foreign net operating loss carryforwards	202,607	81,757
Property and equipment	7,168	—
Share-based compensation	51,233	39,294
Research and development credits	164,555	110,694
Intangibles	519,402	—
Other	2,208	5,622
	1,594,424	702,481
Valuation allowance	(1,515,945)	(625,030)
Deferred tax assets, net of valuation allowance	78,479	77,451
Deferred tax liabilities:
Intangibles	—	(1,453)
Intercompany transactions	(29,885)	(40,338)
Other prepaid assets	(448)	(742)
Deferred commissions	(45,277)	(29,231)
Property and equipment	—	(3,803)
	(75,610)	(75,567)
Net deferred tax assets	$2,869	$1,884
We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred tax assets will be realized. In evaluating the need for a valuation allowance, we consider the cumulative losses in recent years as a significant piece of negative evidence that is generally difficult to overcome. As of January 31, 2019, we continue to maintain a full valuation allowance against our U.S. federal, state, and certain foreign jurisdiction deferred tax assets.
As of January 31, 2019, we recorded a valuation allowance of $1.5 billion for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred tax assets increased by $891 million and $333 million during fiscal 2019 and 2018, respectively. The increase in the valuation allowance during fiscal 2019 is mainly due to an increase in our deferred tax assets on tax deductible intangibles as the result of the adoption of ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) and our net operating losses during the fiscal year. The increase in the valuation allowance during fiscal 2018 was mainly due to an increase in our deferred tax assets on our net operating losses as a result of the recognition of excess tax benefits from share-based compensation resulting from the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This was partially offset by a decrease in our federal deferred tax assets resulting from the re-measurement of the corporate tax rate from 35% to 21%.
As of January 31, 2019, we had approximately $2.8 billion of federal, $1.8 billion of state, and $703 million of foreign net operating loss carryforwards available to offset future taxable income. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2020 and 2039. The federal net operating losses generated in and after fiscal 2018 and the foreign net operating losses do not expire and may be carried forward indefinitely.
We also had approximately $128 million of federal and $123 million of California research and development tax credit carryforwards as of January 31, 2019. The federal credits expire in varying amounts between fiscal 2023 and 2039. The California research credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
Unrecognized tax benefits at the beginning of the period	$107,849	$116,801	$98,460
Additions for tax positions taken in prior years	10,586	1,500	3,981
Reductions for tax positions taken in prior years	—	(8,121)	—
Decrease for tax positions taken in prior years due to federal rate reduction	—	(10,062)	—
Additions for tax positions related to the current year	12,336	7,731	14,475
Reductions related to a lapse of applicable statute of limitations	—	—	(115)
Unrecognized tax benefits at the end of the period	$130,771	$107,849	$116,801
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. We did not accrue any interest expense or penalties during fiscal 2019, 2018, or 2017.
Of the total amount of unrecognized tax benefits of $131 million, $2 million, if recognized, would impact the effective tax rate, as of January 31, 2019.
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Year Ended January 31,
	2019		2018		2017
					*As Adjusted
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss attributable to Class A and Class B common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(287,021)	$(131,237)	$(208,159)	$(113,063)	$(236,946)	$(147,753)
Denominator:
Weighted-average common shares outstanding	148,767	68,022	134,642	73,132	122,085	76,129
Basic and diluted net loss per share	$(1.93)	$(1.93)	$(1.55)	$(1.55)	$(1.94)	$(1.94)

*	For further information, see Note 1.
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	January 31,
	2019	2018	2017
Outstanding common stock options	5,781	6,595	9,097
Shares subject to repurchase	—	—	110
Unvested restricted stock awards, units, and PRSUs	13,551	13,209	12,155
Shares related to the convertible senior notes	10,876	15,079	7,261
Shares subject to warrants related to the issuance of convertible senior notes	10,876	15,079	7,261
Shares issuable pursuant to the ESPP	402	466	485
Total	41,486	50,428	36,369
Note 18. Related Party Transactions
We lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California, under various lease agreements. The average term of the agreements is 8 years. The total rent expense under these agreements was $11 million, $8 million, and $8 million for fiscal 2019, 2018, and 2017, respectively.

Note 19. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2019	2018	2017
			*As Adjusted
United States	$2,173,346	$1,694,347	$1,283,475
Other countries	648,834	448,703	290,965
Total	$2,822,180	$2,143,050	$1,574,440

*	Adjusted to reflect the adoption of ASU No. 2014-09, Revenue from Contracts with Customers. For further information, see Note 1.
Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth Property and equipment, net by geographic area (in thousands):

	January 31,
	2019	2018
United States	$726,801	$479,996
Ireland	55,306	52,904
Other countries	14,800	13,709
Total	$796,907	$546,609
Note 20. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. In fiscal 2017, we began to match a certain portion of employee contributions up to a fixed maximum per employee. Our contributions to the plan were $28 million, $15 million, and $6 million in fiscal 2019, 2018, and 2017, respectively.
Note 21. Selected Quarterly Financial Data (unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2019 and 2018 (in thousands except per share data):

	Quarter ended
	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Consolidated Statements of Operations Data:
Total revenues	$788,628	$743,189	$671,720	$618,643	$582,480	$555,389	$525,320	$479,861
Operating loss	(120,283)	(182,755)	(88,982)	(71,264)	(81,335)	(80,059)	(81,629)	(60,200)
Net loss	(104,361)	(153,331)	(86,156)	(74,410)	(89,100)	(85,546)	(82,532)	(64,044)
Net loss per share, basic and diluted	(0.47)	(0.70)	(0.40)	(0.35)	(0.42)	(0.41)	(0.40)	(0.31)

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
(c) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information concerning our directors, compliance with Section 16(a) of the Exchange Act, our Audit Committee and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 1: Election of Directors,” “Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement including “Named Executive Officers and Other Executive Management.”
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, our principal financial officer, and all other executive officers. The Code of Conduct is available on our website at www.workday.com/codeofconduct. A copy may also be obtained without charge by contacting Investor Relations, Workday, Inc., 6110 Stoneridge Mall Road, Pleasanton, California 94588 or by calling (925) 951-9000.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Directors and Corporate Governance,” “Related Party Transactions,” and “Employment Arrangements and Indemnification Agreements.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
2. Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, or not present in amounts sufficient to require submission of the schedule.
3. Exhibits

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
2.1+	Agreement and Plan of Merger dated June 11, 2018, as amended on July 31, 2018	8-K	001-35680	August 1, 2018	2.1
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	December 7, 2012	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	June 5, 2015	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	2020 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.2
4.4	2022 Indenture dated September 15, 2017 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	September 15, 2017	4.1
4.5	Supplemental Indenture to the 2020 Indenture dated January 2, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	January 2, 2018	4.3
4.6	Supplemental Indenture to the 2022 Indenture dated January 2, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	January 2, 2018	4.4
4.7	Second Supplemental Indenture to the 2020 Indenture dated April 27, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	10-Q	001-35680	June 1, 2018	4.1
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2005 Stock Plan, as amended	10-Q	001-35680	June 5, 2013	10.12
10.3†	2012 Equity Incentive Plan	S-8	333-187665	April 2, 2013	4.4
10.4†	2012 Equity Incentive Plan Forms of Award Agreements, as amended					X
10.5†	2012 Employee Stock Purchase Plan, as amended	10-Q	001-35680	December 3, 2018	10.1
10.6†	Adaptive Insights, Inc. 2013 Equity Incentive Plan	S-8	333-226907	August 17, 2018	99.1
10.7†	Adaptive Insights, Inc. 2013 Equity Incentive Plan Forms of Award Agreements	S-8	333-226907	August 17, 2018	99.2

10.8†	Offer Letter between James P. Shaughnessy and the Registrant dated July 7, 2011	S-1	333-183640	August 30, 2012	10.6
10.9†	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006	10-K	001-35680	March 31, 2014	10.9
10.10†	Offer Letter between Robynne Sisco and the Registrant dated August 23, 2012	10-Q	001-35680	June 1, 2016	10.11
10.11†	Offer Letter between Luciano Fernandez Gomez and the Registrant dated December 12, 2013 and related employment arrangements					X
10.12	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8
10.13	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-35680	March 31, 2014	10.11
10.14	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.15	Form of Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 17, 2013	99.3
10.16	Form of Warrant Confirmation (2020)	8-K	001-35680	June 17, 2013	99.4
10.17	Form of Additional Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 24, 2013	99.3
10.18	Form of Additional Warrant Confirmation (2020)	8-K	001-35680	June 24, 2013	99.4
10.19	Form of Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.1
10.20	Form of Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.2
10.21	Form of Additional Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.3
10.22	Form of Additional Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.4
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+
The Company has omitted schedules and similar attachments to the merger agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 15th day of March, 2019.

WORKDAY, INC.

/s/ Robynne D. Sisco
Robynne D. Sisco Co-President and Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robynne D. Sisco or Juliana Capata, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aneel Bhusri	Chief Executive Officer	March 15, 2019
Aneel Bhusri	(Principal Executive Officer)

/s/ Robynne D. Sisco	Co-President and Chief Financial Officer	March 15, 2019
Robynne D. Sisco	(Principal Financial and Accounting Officer)

/s/ A. George Battle	Director	March 15, 2019
A. George Battle

/s/ Christa Davies	Director	March 15, 2019
Christa Davies

/s/ David A. Duffield	Director	March 15, 2019
David A. Duffield

/s/ Carl M. Eschenbach	Director	March 15, 2019
Carl M. Eschenbach

/s/ Michael M. McNamara	Director	March 15, 2019
Michael M. McNamara

/s/ Michael A. Stankey	Director	March 15, 2019
Michael A. Stankey

/s/ George J. Still, Jr.	Director	March 15, 2019
George J. Still, Jr.

/s/ Lee J. Styslinger III	Director	March 15, 2019
Lee J. Styslinger III

/s/ Jerry Yang	Director	March 15, 2019
Jerry Yang