Form 10-Q
period 2019-04-30
Workday, Inc.
filed 2019-05-30
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2019
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-35680

Workday, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2480422
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6110 Stoneridge Mall Road
Pleasanton, California 94588
(Address of principal executive offices)
Telephone Number (925) 951-9000
(Registrant’s telephone number, including area code)

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001	WDAY	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 28, 2019, there were approximately 162 million shares of the registrant’s Class A common stock and 64 million shares of the registrant's Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$781,772	$638,554
Marketable securities	1,110,141	1,139,864
Trade and other receivables, net	542,843	704,680
Deferred costs	82,316	80,809
Prepaid expenses and other current assets	148,062	136,689
Total current assets	2,665,134	2,700,596
Property and equipment, net	885,789	796,907
Operating lease right-of-use assets	280,145	—
Deferred costs, noncurrent	179,616	183,518
Acquisition-related intangible assets, net	293,897	313,240
Goodwill	1,379,125	1,379,125
Other assets	140,468	147,360
Total assets	$5,824,174	$5,520,746
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,146	$29,093
Accrued expenses and other current liabilities	129,182	123,542
Accrued compensation	244,794	207,924
Unearned revenue	1,734,442	1,837,618
Operating lease liabilities	64,107	—
Current portion of convertible senior notes, net	235,408	232,514
Total current liabilities	2,443,079	2,430,691
Convertible senior notes, net	983,507	972,264
Unearned revenue, noncurrent	95,708	111,652
Operating lease liabilities, noncurrent	246,037	—
Other liabilities	11,095	47,697
Total liabilities	3,779,426	3,562,304
Stockholders’ equity:
Common stock	225	221
Additional paid-in capital	4,294,370	4,105,334
Accumulated other comprehensive income (loss)	13,113	(809)
Accumulated deficit	(2,262,960)	(2,146,304)
Total stockholders’ equity	2,044,748	1,958,442
Total liabilities and stockholders’ equity	$5,824,174	$5,520,746

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Revenues:
Subscription services	$701,024	$522,149
Professional services	124,031	96,494
Total revenues	825,055	618,643
Costs and expenses (1):
Costs of subscription services	112,469	80,245
Costs of professional services	130,750	97,726
Product development	347,831	263,584
Sales and marketing	272,936	192,771
General and administrative	84,455	55,581
Total costs and expenses	948,441	689,907
Operating loss	(123,386)	(71,264)
Other income (expense), net	7,141	(3,848)
Loss before provision for (benefit from) income taxes	(116,245)	(75,112)
Provision for (benefit from) income taxes	30	(702)
Net loss	$(116,275)	$(74,410)
Net loss per share, basic and diluted	$(0.52)	$(0.35)
Weighted-average shares used to compute net loss per share, basic and diluted	223,309	213,055

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$10,415	$7,877
Costs of professional services	16,150	10,792
Product development	91,237	68,511
Sales and marketing	38,854	25,612
General and administrative	28,579	19,867

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Net loss	$(116,275)	$(74,410)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(646)	(787)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $219 and $0, respectively	703	(533)
Net change in market value of effective foreign currency forward exchange contracts, net of tax provision of $1,981 and $2,424, respectively	13,865	16,967
Other comprehensive income (loss), net of tax	13,922	15,647
Comprehensive loss	$(102,353)	$(58,763)

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Cash flows from operating activities
Net loss	$(116,275)	$(74,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	61,165	38,664
Share-based compensation expenses	185,235	132,659
Amortization of deferred costs	20,880	16,360
Amortization of debt discount and issuance costs	11,587	18,139
Other	8,976	(9,289)
Changes in operating assets and liabilities:
Trade and other receivables, net	157,379	168,702
Deferred costs	(18,485)	(12,606)
Prepaid expenses and other assets	(5,107)	8,488
Accounts payable	1,503	7,954
Accrued expenses and other liabilities	21,403	11,627
Unearned revenue	(119,098)	(122,055)
Net cash provided by (used in) operating activities	209,163	184,233
Cash flows from investing activities
Purchases of marketable securities	(471,054)	(908,126)
Maturities of marketable securities	460,097	686,676
Sales of marketable securities	50,948	27,359
Owned real estate projects	(39,634)	(39,233)
Capital expenditures, excluding owned real estate projects	(65,535)	(48,862)
Purchases of non-marketable equity and other investments	(2,200)	(2,400)
Other	23	—
Net cash provided by (used in) investing activities	(67,355)	(284,586)
Cash flows from financing activities
Proceeds from issuance of common stock from employee equity plans	3,455	2,611
Other	(93)	(57)
Net cash provided by (used in) financing activities	3,362	2,554
Effect of exchange rate changes	(327)	(420)
Net increase (decrease) in cash, cash equivalents, and restricted cash	144,843	(98,219)
Cash, cash equivalents, and restricted cash at the beginning of period	642,203	1,135,654
Cash, cash equivalents, and restricted cash at the end of period	$787,046	$1,037,435

	Three Months Ended April 30,
	2019	2018
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$3	$19
Cash paid for income taxes	3,534	1,714
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	77,429	62,196

See Notes to Condensed Consolidated Financial Statements

	April 30,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$781,772	$1,036,045
Restricted cash included in Prepaid expenses and other current assets	5,144	—
Restricted cash included in Other assets	130	1,390
Total cash, cash equivalents, and restricted cash	$787,046	$1,037,435

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2019	222,052,063	$221	$4,105,334	$(809)	$(2,146,304)	$1,958,442
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2018-07	—	—	381	—	(381)	—
Issuance of common stock under employee equity plans	718,832	1	3,454	—	—	3,455
Vested restricted stock units	2,666,099	3	(3)	—	—	—
Share-based compensation	—	—	185,204	—	—	185,204
Other comprehensive income (loss)	—	—	—	13,922	—	13,922
Net loss	—	—	—	—	(116,275)	(116,275)
Balances as of April 30, 2019	225,436,994	$225	$4,294,370	$13,113	$(2,262,960)	$2,044,748

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2018	211,977,495	$211	$3,354,423	$(46,413)	$(1,727,856)	$1,580,365
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2016-16	—	—	—	—	427	427
Issuance of common stock under employee equity plans	516,354	1	2,611	—	—	2,612
Vested restricted stock units	2,639,972	3	(3)	—	—	—
Share-based compensation	—	—	132,659	—	—	132,659
Other comprehensive income (loss)	—	—	—	15,647	—	15,647
Net loss	—	—	—	—	(74,410)	(74,410)
Balances as of April 30, 2018	215,133,821	$215	$3,489,690	$(30,766)	$(1,801,839)	$1,657,300

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Overview and Basis of Presentation
Company and Background
Workday provides financial management, human capital management, planning, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible, and reliable applications to manage critical business functions that enable them to optimize their financial and human capital resources. We were originally incorporated in March 2005 in Nevada, and in June 2012 we reincorporated in Delaware. As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position, cash flows, and shareholders' equity. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended April 30, 2019 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 18, 2019.
There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended January 31, 2019, other than the adoption of accounting pronouncements as described in Note 2, Accounting Standards. Certain prior period amounts reported in our condensed consolidated financial statements have been reclassified to conform to current period presentation.
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

Note 2. Accounting Standards
Recently Adopted Accounting Pronouncements
ASU No. 2016-02
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of right-of-use assets and lease liabilities on the balance sheet for those leases currently classified as operating leases under Accounting Standards Codification Topic 840 Leases. Accounting for finance leases remains substantially unchanged.
We adopted this standard effective February 1, 2019 using a modified retrospective method, under which financial results reported in periods prior to February 1, 2019 were not adjusted. We elected the package of transition practical expedients, which among other things, does not require reassessment of lease classifications. Additionally, we elected to combine lease and non-lease components for each of our existing underlying asset classes and to not include leases with a term of 12 months or less on our condensed consolidated balance sheets.
The most significant impact of adopting this standard was the recognition of $279 million of operating lease right-of-use assets and $307 million of operating lease liabilities on our condensed consolidated balance sheet as of February 1, 2019. Additionally, we reclassified $28 million in previously recognized deferred rent obligations and lease incentives to operating lease right-of-use assets. This adoption did not result in any cumulative-effect adjustments to Accumulated deficit, and there was no material impact on our condensed consolidated statement of operations. For further information, see Note 11, Leases.
ASU No. 2017-12
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. We adopted this new standard effective February 1, 2019. As a result of adopting the standard, the entire change in the fair value of our foreign currency forward contracts designated as cash flow hedges will be presented in the same income statement line item as the respective hedged items. This adoption did not result in any cumulative-effect adjustments to Accumulated deficit, and the amended presentation guidance will be applied prospectively. For further information, see Note 9, Derivative Instruments.
ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act to retained earnings. We adopted this new standard effective February 1, 2019. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.
ASU No. 2018-07
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, with certain exceptions. We adopted this standard effective February 1, 2019, and remeasured all outstanding equity-classified non-employee share-based payment awards at fair value as of the adoption date, which resulted in a $0.4 million cumulative-effect adjustment to Accumulated deficit.

Recently Issued Accounting Pronouncements
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. We plan to adopt this new standard in the first quarter of our fiscal 2021. We are evaluating the accounting, transition, and disclosure requirements of this standard. The effect on our condensed consolidated financial statements will largely depend on the composition and credit quality of our investment portfolio and trade receivables as well as the economic conditions at the time of adoption.
Note 3. Investments
Debt Securities
As of April 30, 2019, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$484,846	$214	$(79)	$484,981
U.S. agency obligations	188,057	117	(61)	188,113
Corporate bonds	373,946	637	(121)	374,462
Commercial paper	282,527	2	—	282,529
	$1,329,376	$970	$(261)	$1,330,085
Included in cash and cash equivalents	$219,944	$—	$—	$219,944
Included in marketable securities	$1,109,432	$970	$(261)	$1,110,141
As of January 31, 2019, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$396,347	$61	$(178)	$396,230
U.S. agency obligations	241,914	73	(151)	241,836
Corporate bonds	419,784	336	(352)	419,768
Commercial paper	254,175	—	(2)	254,173
	$1,312,220	$470	$(683)	$1,312,007
Included in cash and cash equivalents	$216,270	$—	$—	$216,270
Included in marketable securities	$1,095,950	$470	$(683)	$1,095,737
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of April 30, 2019, which includes an assessment of whether it is more likely than not that we will be required to sell the investment before recovery of the investment's amortized cost basis. The unrealized losses on debt securities that have been in a net loss position for 12 months or more were not material as of April 30, 2019. We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the accompanying condensed consolidated balance sheets. Debt securities included in Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months, and the remainder of the securities is included in Cash and cash equivalents. There were no sales of debt securities during the three months ended April 30, 2019. We sold $27 million of our debt securities during the three months ended April 30, 2018. The realized gains and losses from the sales were immaterial.

Equity Investments
Money market funds and marketable equity investments are investments with readily determinable fair values. Non-marketable equity investments consist of investments in privately held companies without readily determinable fair values.
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2019	January 31, 2019
Money market funds	Cash and cash equivalents	$396,940	$237,071
Marketable equity investments	Marketable securities	—	44,127
Non-marketable equity investments	Other assets	39,125	36,925
		$436,065	$318,123
We sold $51 million of our marketable equity investments during the three months ended April 30, 2019, with a corresponding gain recognized of $7 million. There were no sales of marketable equity investments during the three months ended April 30, 2018. No material adjustments were made to the carrying value of the non-marketable equity investments as measured under the measurement alternative during the three months ended April 30, 2019 and 2018.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of April 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$484,981	$—	$—	$484,981
U.S. agency obligations	—	188,113	—	188,113
Corporate bonds	—	374,462	—	374,462
Commercial paper	—	282,529	—	282,529
Money market funds	396,940	—	—	396,940
Foreign currency derivative assets	—	35,238	—	35,238
Total assets	$881,921	$880,342	$—	$1,762,263
Foreign currency derivative liabilities	$—	$752	$—	$752
Total liabilities	$—	$752	$—	$752

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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	April 30, 2019		January 31, 2019
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
1.50% Convertible senior notes	$235,408	$590,566	$232,514	$557,074
0.25% Convertible senior notes	983,507	1,707,750	972,264	1,560,228
In June 2013, we completed an offering of $250 million of 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes” and together with the 2020 Notes, the “Notes”). The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of each reporting period. The if-converted value of the 2020 Notes exceeded the principal amount by $379 million. The if-converted value of the 2022 Notes exceeded the principal amount by $458 million. The if-converted values were determined based on the closing price of our common stock of $205.63 on April 30, 2019. For further information, see Note 10, Convertible Senior Notes, Net.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $262 million and $264 million as of April 30, 2019 and January 31, 2019, respectively. Amortization expense for the deferred costs was $21 million and $16 million for the three months ended April 30, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2019	January 31, 2019
Land and land improvements	$34,050	$22,694
Buildings	469,405	433,863
Computers, equipment, and software	599,584	539,090
Furniture and fixtures	46,339	38,840
Leasehold improvements	173,837	162,657
Property and equipment, gross (1)	1,323,215	1,197,144
Less accumulated depreciation and amortization	(437,426)	(400,237)
Property and equipment, net	$885,789	$796,907

(1)
Property and equipment, gross included construction-in-progress for owned real estate projects of $413 million and $355 million that had not yet been placed in service as of April 30, 2019 and January 31, 2019, respectively.

Depreciation expense totaled $41 million and $33 million for the three months ended April 30, 2019 and 2018, respectively. Interest costs capitalized to property and equipment totaled $4 million and $2 million for the three months ended April 30, 2019 and 2018, respectively.
Note 7. Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	April 30, 2019	January 31, 2019
Developed technology	$186,800	$186,800
Customer relationships	189,000	189,000
Trade name	12,000	12,000
Backlog	11,000	11,000
Acquisition-related intangible assets, gross	398,800	398,800
Less accumulated amortization	(104,903)	(85,560)
Acquisition-related intangible assets, net	$293,897	$313,240
Amortization expense related to acquisition-related intangible assets was $19 million and $5 million for the three months ended April 30, 2019 and 2018, respectively.
As of April 30, 2019, our future estimated amortization expense related to acquisition-related intangible assets is as follows (in thousands):

Fiscal period:
Remainder of 2020	$49,513
2021	48,142
2022	43,733
2023	41,009
2024	29,833
Thereafter	81,667
Total	$293,897

Note 8. Other Assets
Other assets consisted of the following (in thousands):

	April 30, 2019	January 31, 2019
Non-marketable equity and other investments	$52,879	$50,546
Prepayments for computing infrastructure platforms	14,510	16,976
Technology patents and other intangible assets, net	19,519	20,335
Deposits	5,370	4,383
Net deferred tax assets	4,504	4,544
Other	43,686	50,576
Total	$140,468	$147,360
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of April 30, 2019, the future estimated amortization expense is as follows (in thousands):

Fiscal period:
Remainder of 2020	$2,438
2021	2,926
2022	2,512
2023	2,246
2024	1,943
Thereafter	7,454
Total	$19,519
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
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
We are exposed to foreign currency fluctuations resulting from customer contracts denominated in foreign currencies. We have a hedging program in which we enter into foreign currency forward contracts related to certain customer contracts. We designate these forward contracts as cash flow hedging instruments since the accounting criteria for such designation have been met.
Foreign currency forward contracts designated as cash flow hedges are recorded on the condensed consolidated balance sheets at fair value. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“OCI”) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. Prior to the adoption of ASU No. 2017-12, the changes in value of these contracts resulting from changes in forward points were excluded from the assessment of hedge effectiveness and were recorded as incurred in Other income (expense), net on the condensed consolidated statements of operations. Upon adoption of ASU No. 2017-12, we elected to prospectively include changes in the value of these contracts resulting from changes in forward points in the assessment of hedge effectiveness. These changes are recorded in OCI on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. Cash flows from such forward contracts are classified as operating activities.
As of April 30, 2019 and January 31, 2019, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $788 million and $717 million, respectively. All contracts have maturities not greater than 36 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.

Foreign Currency Forward Contracts Not Designated as Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the condensed consolidated balance sheet at fair value. The forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of the forward contracts are recorded in Other income (expense), net on the condensed consolidated statements of operations. Cash flows from such forward contracts are classified as operating activities.
As of April 30, 2019 and January 31, 2019, we had outstanding forward contracts not designated as hedges with total notional values of $134 million and $198 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2019	January 31, 2019
Derivative assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$18,172	$12,076
Foreign currency forward contracts designated as cash flow hedges	Other assets	15,303	10,015
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	1,685	459
Foreign currency forward contracts not designated as hedges	Other assets	78	20
Total derivative assets		$35,238	$22,570
Derivative liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$154	$983
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	275	706
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	314	1,446
Foreign currency forward contracts not designated as hedges	Other liabilities	9	—
Total derivative liabilities		$752	$3,135
The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations was as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30, 2019
Total revenues	Revenues	$825,055
Amount of gains (losses) related to foreign currency forward contracts designated as cash flow hedges	Revenues	16

Pre-tax gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Three Months Ended April 30,
		2019	2018
Gains (losses) recognized in OCI (1)	Net change in market value of effective foreign currency forward exchange contracts	$15,862	$18,274
Gains (losses) reclassified from OCI into income	Revenues	16	(1,117)
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other income (expense), net	—	2,231

(1)
Of the total value accumulated in OCI from foreign currency forward contracts designated as cash flow hedges as of April 30, 2019, net gains of $7 million are expected to be reclassified out of OCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
Derivative Type		2019	2018
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$2,398	$1,794
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
As of April 30, 2019, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$2,603	$—	$2,603	$(272)	$—	$2,331
Counterparty B	30,084	—	30,084	(448)	—	29,636
Counterparty C	2,551	—	2,551	(32)	—	2,519
Total	$35,238	$—	$35,238	$(752)	$—	$34,486

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$272	$—	$272	$(272)	$—	$—
Counterparty B	448	—	448	(448)	—	—
Counterparty C	32	—	32	(32)	—	—
Total	$752	$—	$752	$(752)	$—	$—

Note 10. Convertible Senior Notes, Net
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 with a principal amount of $350 million (“2018 Notes”). The 2018 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 0.75% on January 15 and July 15 of each year. During the second quarter of fiscal 2019, the 2018 Notes were converted by note holders and we repaid the $350 million principal balance in cash. We also distributed approximately 1.5 million shares of our Class A common stock to note holders during the second quarter of fiscal 2019, which represents the conversion value in excess of the principal amount.
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

In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.4 million for the three months ended April 30, 2018. There was no related amortization expense for the three months ended April 30, 2019, as the 2018 Notes were converted and repaid during the second quarter of fiscal 2019. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million for each of the three-month periods ended April 30, 2019 and 2018. For the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million. Amortization expense for the liability issuance costs was $1 million for each of the three-month periods ended April 30, 2019 and 2018.
The Notes, net consisted of the following (in thousands):

	April 30, 2019		January 31, 2019
	2020 Notes	2022 Notes	2020 Notes	2022 Notes
Principal amounts:
Principal	$249,975	$1,150,000	$249,975	$1,150,000
Unamortized debt discount	(13,755)	(156,720)	(16,480)	(167,249)
Unamortized debt issuance costs	(812)	(9,773)	(981)	(10,487)
Net carrying amount	$235,408	$983,507	$232,514	$972,264
Carrying amount of the equity component (1)	$66,007	$219,702	$66,007	$219,702

(1)	Included on the condensed consolidated balance sheets within Additional paid-in capital, net of $2 million and $4 million for the 2020 Notes and 2022 Notes, respectively, in equity issuance costs.
As of April 30, 2019, the 2020 Notes and 2022 Notes have remaining lives of approximately 14 months and 41 months, respectively.
For more than 20 trading days during the 30 consecutive trading days ended April 30, 2018, July 31, 2018, October 31, 2018, January 31, 2019, and April 30, 2019, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2020 Notes. As a result, the 2020 Notes were convertible at the option of the holders during the second, third, and fourth quarter of fiscal 2019, the first quarter of fiscal 2020, and will continue to be convertible during the second quarter of fiscal 2020. Accordingly, the 2020 Notes are classified as current on the condensed consolidated balance sheet as of April 30, 2019. From May 1, 2018 through the date of this filing, the amount of the principal balance of the 2020 Notes that has been converted or for which conversion has been requested was not material.
The effective interest rates of the liability components of the 2018 Notes, 2020 Notes, and 2022 Notes are 5.75%, 6.25%, and 4.60%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended April 30,
	2019			2018
	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Contractual interest expense	$—	$937	$719	$656	$937	$719
Interest cost related to amortization of debt issuance costs	—	169	714	352	168	714
Interest cost related to amortization of the debt discount	—	2,725	10,529	4,283	2,561	10,061
We capitalized interest costs related to the Notes of $4 million and $2 million for the three months ended April 30, 2019 and 2018, respectively.

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
During the third and fourth quarters of fiscal 2019, Warrants related to the 2018 Notes were exercised, and we distributed approximately 1.1 million shares of our Class A common stock to warrant holders primarily utilizing treasury stock. The number of net shares distributed was determined based on the number of Warrants exercised multiplied by the difference between the exercise price of the Warrants and their daily volume weighted-average stock price. As of April 30, 2019, there were no Warrants outstanding related to the 2018 Notes.
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. As of April 30, 2019, total operating lease right-of-use assets and operating lease liabilities were approximately $280 million and $310 million, respectively.
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that we will exercise such options. The remaining lease term of our leases generally ranges from less than one year to ten years.

The components of operating lease expense were as follows (in thousands):

Three Months Ended April 30, 2019
Operating lease cost	$18,514
Short-term lease cost	3,640
Variable lease cost	3,426
Total operating lease cost	$25,580
Information related to our operating lease right-of-use assets and operating lease liabilities was as follows (in thousands, except periods and percentages):

April 30, 2019
Cash paid for operating lease liabilities	$16,184
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	295,950
Weighted average remaining lease term (in years)	6.1
Weighted average discount rate	3.53%

(1)	Includes $279 million for operating leases existing on February 1, 2019 and $17 million for operating leases that commenced in the first quarter of fiscal 2020.
As of April 30, 2019, maturities of operating lease liabilities were as follows (in thousands):

Fiscal period:
Remainder of 2020	$56,829
2021	76,593
2022	63,106
2023	49,777
2024	40,533
Thereafter	70,484
Total lease payments	357,322
Less imputed interest	(47,178)
Total	$310,144
As of April 30, 2019, we have additional operating leases, primarily for office space, that have not yet commenced with total undiscounted lease payments of $21 million. These operating leases will commence between fiscal 2020 and fiscal 2021, with lease terms ranging from 4.9 years to 9.0 years.
Related Party Lease Transactions
We lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California, under various lease agreements. As of April 30, 2019, the operating lease right-of-use assets and operating lease liabilities related to these agreements were $55 million and $68 million, respectively. The weighted average remaining lease term of these agreements is 5.4 years. The total rent expense under these agreements was $3 million for each of the three-month periods ended April 30, 2019 and 2018.
Note 12. Commitments and Contingencies
Computing Infrastructure-related Commitments
We have entered into non-cancelable agreements with computing infrastructure vendors with various expiration dates. As of April 30, 2019, the future non-cancelable minimum payments under these agreements were $68 million.

Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of April 30, 2019, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Common Stock and Stockholders’ Equity
Common Stock
As of April 30, 2019, there were 161 million shares of Class A common stock, and 64 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). Pursuant to the terms of the EIP, the share reserve increased by 11 million shares in March 2019. As of April 30, 2019, we had approximately 72 million shares of Class A common stock available for future grants.
In connection with the acquisition of Adaptive Insights, Inc. in fiscal 2019, we assumed unvested awards that had been granted under the Adaptive Insights, Inc. 2013 Equity Incentive Plan.
We also have a 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. As of April 30, 2019, approximately 6 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the three months ended April 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2019	13,013,289	$108.12
RSUs granted	4,239,303	189.42
RSUs vested	(2,172,249)	106.12
RSUs forfeited	(205,799)	114.15
Balance as of April 30, 2019	14,874,544	$131.50
As of April 30, 2019, there was a total of $1.9 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 3.1 years.
Performance-based Restricted Stock Units
During fiscal 2019, 0.5 million shares of performance-based restricted stock units (“PRSUs”) were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2019. During the three months ended April 30, 2019, we recognized $15 million in compensation cost related to these PRSUs.

Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed 10 years and generally vest over five years. A summary of information related to stock option activity during the three months ended April 30, 2019 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2019	5,780,742	$7.96	$1,003
Stock options granted	—	—
Stock options exercised	(718,332)	4.77
Stock options canceled	(10,865)	22.99
Balance as of April 30, 2019	5,051,545	$8.38	$996
Vested and expected to vest as of April 30, 2019	4,985,749	$8.07	$985
Exercisable as of April 30, 2019	4,366,227	$5.22	$875
As of April 30, 2019, there was a total of $62 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
Note 14. Unearned Revenue and Performance Obligations
$642 million and $487 million of subscription services revenue was recognized during the three months ended April 30, 2019 and 2018, respectively, that was included in the unearned revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2019, approximately $6.8 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $4.56 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of April 30, 2019 was not material.
Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,
	2019	2018
Interest income	$10,350	$12,236
Interest expense (1)	(11,601)	(18,302)
Other (2)	8,392	2,218
Other income (expense), net	$7,141	$(3,848)

(1)
Interest expense includes the contractual interest expense related to the 2018 Notes, 2020 Notes, and 2022 Notes and non-cash interest expense related to amortization of the debt discount and debt issuance costs, net of capitalized interest costs. For further information, see Note 10, Convertible Senior Notes, Net.

(2)	Other includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.

Note 16. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported a tax expense of less than $0.1 million and a tax benefit of $1 million for the three months ended April 30, 2019 and 2018, respectively. The income tax expense for the three months ended April 30, 2019 was primarily attributable to state taxes and income tax expenses in profitable foreign jurisdictions. The tax expense was partially offset by the application of intra-period tax allocation rules for the gains from comprehensive income and the excess tax benefits in certain foreign jurisdictions from share-based compensation. The income tax benefit for the three months ended April 30, 2018 was primarily attributable to the application of intra-period tax allocation rules for the gains from comprehensive income and the excess tax benefits in certain foreign jurisdictions from share-based compensation. The income tax benefit was partially offset by state taxes and income tax expenses in profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of April 30, 2019, we continue to maintain a full valuation allowance on our deferred tax assets except in certain jurisdictions.
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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended April 30,
	2019		2018
	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(82,589)	$(33,686)	$(50,145)	$(24,265)
Denominator:
Weighted-average common shares outstanding	158,613	64,696	143,579	69,476
Basic and diluted net loss per share	$(0.52)	$(0.52)	$(0.35)	$(0.35)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of April 30,
	2019	2018
Outstanding common stock options	5,052	6,079
Unvested restricted stock awards, units, and PRSUs	14,926	15,051
Shares related to the convertible senior notes	10,876	15,079
Shares subject to warrants related to the issuance of convertible senior notes	10,876	15,079
Shares issuable pursuant to the ESPP	402	466
	42,132	51,754
Note 18. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2019	2018
United States	$628,529	$480,082
Other countries	196,526	138,561
Total	$825,055	$618,643
No single country other than the United States had revenues greater than 10% of total revenues for three months ended April 30, 2019 and 2018. No customer individually accounted for more than 10% of our trade and other receivables, net as of April 30, 2019 or January 31, 2019.
Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth Property and equipment, net by geographic area (in thousands):

	April 30, 2019	January 31, 2019
United States	$809,652	$726,801
Ireland	61,064	55,306
Other countries	15,073	14,800
Total	$885,789	$796,907

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
Our diverse customer base includes medium-sized and large, global companies, as well as smaller organizations that primarily use our planning product. We have achieved significant growth in a relatively short period of time with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 11,000 and approximately 8,600 employees as of April 30, 2019 and 2018, respectively.
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
Since inception, we have also invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional service partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday, will drive additional customer subscriptions and continued growth in revenues. Due to our ability to leverage the expanding partner ecosystem, we expect that the rate of professional services revenue growth will decline over time and continue to be lower than subscription services revenue growth.
Components of Results of Operations
Revenues
We primarily derive our revenues from subscription services and professional services. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include related customer support. Professional services fees include deployment services, optimization services, and training.
Subscription services revenues accounted for 85% of our total revenues during the three months ended April 30, 2019, and represented 96% of our total unearned revenue as of April 30, 2019. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Our consulting engagements are billed on a time and materials or fixed fee basis, and revenues are typically recognized over time as the services are performed. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As our professional services organization and the Workday-related consulting practices of our partner firms continue to develop, we expect the partners to increasingly contract directly with our subscription customers. As a result of this trend, and the increase of our subscription services revenues, we expect professional services revenues as a percentage of total revenues to decline over time.
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
Results of Operations
Revenues
Our total revenues for the three months ended April 30, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended April 30,
	2019	2018	% Change
Revenues:
Subscription services	$701,024	$522,149	34%
Professional services	124,031	96,494	29%
Total revenues	$825,055	$618,643	33%
Total revenues were $825 million for the three months ended April 30, 2019, compared to $619 million during the prior year period, an increase of $206 million, or 33%. Subscription services revenues were $701 million for the three months ended April 30, 2019, compared to $522 million for the prior year period, an increase of $179 million, or 34%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $124 million for the three months ended April 30, 2019, compared to $96 million for the prior year period, an increase of $28 million, or 29%. The increase in professional services revenues was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Operating Expenses
GAAP operating expenses were $948 million for the three months ended April 30, 2019, compared to $690 million for the prior year period, an increase of $258 million, or 37%. The increase was primarily due to an increase of $189 million in employee-related costs driven by higher headcount, $23 million in depreciation and amortization expenses, $11 million in professional fees, $11 million in facility and IT-related expenses, and $11 million in third-party costs for hardware maintenance and data center capacity.
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
Non-GAAP operating expenses were $717 million for the three months ended April 30, 2019, compared to $538 million for the prior year period, an increase of $179 million, or 33%. The increase was primarily due to an increase of $124 million in employee-related costs driven by higher headcount, $11 million in professional fees, $11 million in facility and IT-related expenses, $11 million in third-party costs for hardware maintenance and data center capacity, and $8 million in depreciation and amortization expenses.

Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended April 30, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$112,469	$(10,415)	$(12,660)	$89,394
Costs of professional services	130,750	(16,150)	(3,459)	111,141
Product development	347,831	(91,237)	(13,631)	242,963
Sales and marketing	272,936	(38,854)	(12,834)	221,248
General and administrative	84,455	(28,579)	(3,298)	52,578
Total costs and expenses	$948,441	$(185,235)	$(45,882)	$717,324

	Three Months Ended April 30, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$80,245	$(7,877)	$(4,452)	$67,916
Costs of professional services	97,726	(10,792)	(1,701)	85,233
Product development	263,584	(68,511)	(8,797)	186,276
Sales and marketing	192,771	(25,612)	(2,580)	164,579
General and administrative	55,581	(19,867)	(1,867)	33,847
Total costs and expenses	$689,907	$(132,659)	$(19,397)	$537,851

(1)
Share-based compensation expenses were $185 million and $133 million for the three months ended April 30, 2019 and 2018, respectively. The increase in share-based compensation expenses was primarily due to grants of restricted stock units (“RSUs”) to existing and new employees and assumed Adaptive Insights, Inc. (“Adaptive Insights”) awards.

(2)
Other operating expenses include employer payroll tax-related items on employee stock transactions of $27 million and $14 million for the three months ended April 30, 2019 and 2018, respectively. In addition, other operating expenses included amortization of acquisition-related intangible assets of $19 million and $5 million for the three months ended April 30, 2019 and 2018, respectively.

(3)	See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $112 million for the three months ended April 30, 2019, compared to $80 million for the prior year period, an increase of $32 million, or 40%. The increase was primarily due to increases of $14 million in depreciation and amortization expense including our acquisition-related intangible assets, $7 million in employee-related costs driven by higher headcount, and $7 million in third-party costs for hardware maintenance and data center capacity.
Non-GAAP operating expenses in costs of subscription services were $89 million for the three months ended April 30, 2019, compared to $68 million for the prior year period, an increase of $21 million, or 31%. The increase was primarily due to increases of $7 million in third-party costs for hardware maintenance and data center capacity, and $6 million in depreciation expense related to equipment in our data centers.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $131 million for the three months ended April 30, 2019, compared to $98 million for the prior year period, an increase of $33 million, or 34%. The increase was primarily due to additional costs to staff our deployment and integration engagements.

Non-GAAP operating expenses in costs of professional services were $111 million for the three months ended April 30, 2019, compared to $85 million for the prior year period, an increase of $26 million, or 31%. The increase was primarily due to additional costs to staff our deployment and integration engagements.
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
GAAP operating expenses in product development were $348 million for the three months ended April 30, 2019, compared to $264 million for the prior year period, an increase of $84 million, or 32%. The increase was primarily due to increases of $72 million in employee-related costs driven by higher headcount and $6 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $243 million for the three months ended April 30, 2019, compared to $186 million for the prior year period, an increase of $57 million, or 31%. The increase was primarily due to increases of $45 million in employee-related costs driven by higher headcount and $6 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $273 million for the three months ended April 30, 2019, compared to $193 million for the prior year period, an increase of $80 million, or 41%. The increase was primarily due to $60 million increase in employee-related costs driven by higher headcount and higher commissionable sales volume, and $7 million in amortization expense related to our acquisition-related intangible assets.
Non-GAAP operating expenses in sales and marketing were $221 million for the three months ended April 30, 2019, compared to $165 million for the prior year period, an increase of $56 million, or 34%. The increase was primarily due to increases of $43 million in employee-related costs driven by higher headcount and higher commissionable sales volume.
We expect that GAAP and non-GAAP sales and marketing expenses will increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $84 million for the three months ended April 30, 2019, compared to $56 million for the prior year period, an increase of $28 million, or 50%. The increase was primarily due to additional employee-related costs driven by higher headcount.
Non-GAAP operating expenses in general and administrative were $53 million for the three months ended April 30, 2019, compared to $34 million for the prior year period, an increase of $19 million, or 56%. The increase was primarily due to additional employee-related costs driven by higher headcount.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins declined from (11.5)% for the three months ended April 30, 2018 to (15.0)% for the three months ended April 30, 2019. The reduction in our GAAP operating margins in the three months ended April 30, 2019 was primarily due to higher share-based compensation and other operating expenses from increased headcount and higher acquisition-related amortization expenses, offset by higher revenues.

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
Non-GAAP operating margins remained constant at 13.1% for each of the three months ended April 30, 2019 and 2018, primarily due to higher revenues that were offset by higher operating expenses.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended April 30, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(15.0)%	22.5%	5.6%	13.1%

	Three Months Ended April 30, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(11.5)%	21.4%	3.2%	13.1%

(1)	See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
Other income, net increased $11 million for the three months ended April 30, 2019 as compared to the prior year period. The increase was primarily due to a $7 million reduction in interest expense and a $7 million gain resulting from sales of marketable equity investments.
Liquidity and Capital Resources
As of April 30, 2019, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.9 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds.
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
Our cash flows for the three months ended April 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended April 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$209,163	$184,233
Investing activities	(67,355)	(284,586)
Financing activities	3,362	2,554
Effect of exchange rate changes	(327)	(420)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$144,843	$(98,219)

Operating Activities
Cash provided by operating activities was $209 million and $184 million for the three months ended April 30, 2019 and 2018, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2019 was $67 million, which was primarily the result of capital expenditures for data center and office space projects of $66 million, capital expenditures related to the construction of our development center of $34 million, and the timing of purchases and maturities of marketable securities. These payments were partially offset by proceeds of $51 million from sales of marketable equity investments.
Cash used in investing activities for the three months ended April 30, 2018 was $285 million, which was primarily the result of the timing of purchases and maturities of marketable securities, capital expenditures related to the construction of our development center of $32 million and capital expenditures for data center and office space projects of $49 million. These payments were partially offset by proceeds of $27 million from the sale of marketable securities.
We expect capital expenditures related to owned real estate projects, including construction of our development center, will be approximately $130 million for fiscal 2020. We also expect capital expenditures, excluding owned real estate projects, will be approximately $280 million for fiscal 2020. These capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.
Financing Activities
Cash provided by financing activities was $3 million for each of the three-month periods ended April 30, 2019 and 2018, which was primarily due to proceeds from the issuance of common stock from employee equity plans.

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

•
Other Operating Expenses. Other operating expenses includes employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition, and thus we do not believe it is reflective of our ongoing operations.

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
See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three months ended April 30, 2019 and 2018.
Contractual Obligations
Our contractual obligations primarily consist of our convertible senior notes, as well as obligations under leases for office space, co-location facilities for data center capacity, and computing infrastructure platforms for business operations. During the remainder of fiscal 2020, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.

We are not required to make principal payments under the Notes prior to maturity. If the Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $250 million in principal on July 15, 2020 and $1.15 billion in principal on October 1, 2022. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 10, Convertible Senior Notes, Net, of the notes to condensed consolidated financial statements.
We do not consider outstanding purchase orders to be contractual obligations as they represent authorizations to purchase rather than binding agreements.
Off-Balance Sheet Arrangements
Through April 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
During the three months ended April 30, 2019, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of April 30, 2019 and 2018, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the notes to condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $1.9 billion and $1.8 billion as of April 30, 2019 and January 31, 2019, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100 basis points in interest rates would have resulted in a $6 million and $5 million market value reduction in our investment portfolio as of April 30, 2019 and January 31, 2019, respectively. An immediate decrease of 100 basis points in interest rates would have increased the market value by $6 million and $5 million as of April 30, 2019 and January 31, 2019, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in Accumulated other comprehensive income (loss) and are realized only if we sell the underlying securities before maturity.
Market Risk and Market Interest Risk
In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018, which were subsequently converted by note holders during the second quarter of fiscal 2019. In June 2013, concurrent with the 2018 Notes offering, we issued $250 million of 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes” and together with the 2020 Notes, referred to as the “Notes”).
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
The 2020 Notes and 2022 Notes have fixed annual interest rates of 1.50% and 0.25%, respectively, and therefore we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair values of the fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The carrying values of the 2020 Notes and 2022 Notes were $235 million and $984 million, respectively, as of April 30, 2019. The carrying values represent the liability components of the principal balances of the Notes as of April 30, 2019. The estimated fair values of the 2020 Notes and 2022 Notes were $591 million and $1.7 billion, respectively, as of April 30, 2019. The estimated fair values were determined based on the quoted bid prices of the 2020 and 2022 Notes in an over-the-counter market as of the last trading day for the current fiscal quarter, which were $236.25 and $148.50, respectively. For further information, see Note 10, Convertible Senior Notes, Net, of the notes to condensed consolidated financial statements.

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
Furthermore, we have acquired a number of companies, products, services, and technologies over the years. Although we devote significant resources to address any security issues with respect to such acquisitions, we may still inherit additional risks when we integrate these companies within Workday. In addition, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may generally lose trust in the security of financial management, HCM, and planning applications, analytics platforms, or in cloud applications for enterprises in general. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, require us to compensate our customers for certain losses, or result in lawsuits, regulatory fines, or other action or liabilities, which could adversely affect our business and operating results.
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
Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Workday and our customers. In 2016, the European Union (“EU”) adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR. If we are unable to provide adequate assurances to such customers, demand for our applications could be adversely affected. In addition, we must continue to seek assurances from our subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR. In addition, in June 2018, the California Consumer Privacy Act (“CCPA”), which takes effect on January 1, 2020, was enacted. The CCPA gives California consumers certain rights similar to those provided by the GDPR, and customers may seek similar assurances from suppliers regarding compliance.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. For example, we grew from approximately 8,600 employees as of April 30, 2018 to approximately 11,000 employees as of April 30, 2019, and we have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
We have a history of cumulative losses, and we do not expect to be profitable on a GAAP basis for the foreseeable future.
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
Our quarterly results of operations, including the levels of our revenues, gross margin, operating margin, profitability, cash flow, unearned revenue, and remaining subscription services revenue performance obligations, which we also refer to as backlog, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

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
We generally recognize subscription services revenues over time as services are delivered to the customer, which typically occurs over a period of three years or longer. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscription contracts in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenues. In addition, a majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription services revenues from new customers generally are recognized over the applicable subscription term.
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
Also, Brexit has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit depends on the terms of the UK’s withdrawal from the EU and such impact may not be fully realized for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our UK and global operations. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
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
As of April 30, 2019, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2020 and 2039. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2023. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of April 30, 2019, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 54 million shares of Class B common stock, 0.6 million shares of Class A common stock, and less than 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. As of April 30, 2019, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable stock options to acquire approximately 2 million shares of Class B common stock and 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors, and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of April 30, 2019. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
In June 2013, we completed an offering of $250 million of 1.50% convertible senior notes due July 15, 2020. In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. As a result of these convertible notes offerings, we incurred $250 million principal amount of indebtedness, which we may be required to pay at maturity in 2020, and $1.15 billion principal amount of indebtedness, which we may be required to pay at maturity in 2022, or upon the occurrence of a fundamental change (as defined in the applicable indenture). We may incur substantial additional debt in the future, some of which may be secured debt. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. Our ability to pay cash upon conversion or repurchase of the 2020 Notes or the 2022 Notes may be limited by law, regulatory authority, or agreements governing our future indebtedness and is dependent on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Any future debt may also contain limitations on our ability to pay cash upon a conversion request or repurchase upon a fundamental change.
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

–
certain amendments to our restated certificate of incorporation or restated bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;

–	our stockholders will only be able to take action at a meeting of stockholders and not by written consent; and

–	vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•	only our chairman of the board, chief executive officer, either co-president, or a majority of our board of directors are authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

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
Dated: May 30, 2019

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
Co-President and Chief Financial Officer (Principal Financial Officer)