Form 10-Q
period 2019-07-31
Workday, Inc.
filed 2019-08-30
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of August 28, 2019, there were approximately 164 million shares of the registrant’s Class A common stock and 64 million shares of the registrant's Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$619,514	$638,554
Marketable securities	1,307,006	1,139,864
Trade and other receivables, net	613,425	704,680
Deferred costs	85,557	80,809
Prepaid expenses and other current assets	163,530	136,689
Total current assets	2,789,032	2,700,596
Property and equipment, net	919,523	796,907
Operating lease right-of-use assets	294,824	—
Deferred costs, noncurrent	182,580	183,518
Acquisition-related intangible assets, net	277,953	313,240
Goodwill	1,389,349	1,379,125
Other assets	138,895	147,360
Total assets	$5,992,156	$5,520,746
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,540	$29,093
Accrued expenses and other current liabilities	114,494	123,542
Accrued compensation	192,064	207,924
Unearned revenue	1,796,423	1,837,618
Operating lease liabilities	65,554	—
Current portion of convertible senior notes, net	1,233,189	232,514
Total current liabilities	3,434,264	2,430,691
Convertible senior notes, net	—	972,264
Unearned revenue, noncurrent	89,219	111,652
Operating lease liabilities, noncurrent	243,863	—
Other liabilities	14,525	47,697
Total liabilities	3,781,871	3,562,304
Stockholders’ equity:
Common stock	227	221
Additional paid-in capital	4,561,272	4,105,334
Accumulated other comprehensive income (loss)	32,458	(809)
Accumulated deficit	(2,383,672)	(2,146,304)
Total stockholders’ equity	2,210,285	1,958,442
Total liabilities and stockholders’ equity	$5,992,156	$5,520,746

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenues:
Subscription services	$757,155	$565,659	$1,458,179	$1,087,808
Professional services	130,597	106,061	254,628	202,555
Total revenues	887,752	671,720	1,712,807	1,290,363
Costs and expenses (1):
Costs of subscription services	121,161	87,523	233,630	167,768
Costs of professional services	145,173	112,707	275,923	210,433
Product development	378,122	292,840	725,953	556,424
Sales and marketing	280,200	202,464	553,136	395,235
General and administrative	85,593	65,168	170,048	120,749
Total costs and expenses	1,010,249	760,702	1,958,690	1,450,609
Operating loss	(122,497)	(88,982)	(245,883)	(160,246)
Other income (expense), net	(106)	1,613	7,035	(2,235)
Loss before provision for (benefit from) income taxes	(122,603)	(87,369)	(238,848)	(162,481)
Provision for (benefit from) income taxes	(1,891)	(1,213)	(1,861)	(1,915)
Net loss	$(120,712)	$(86,156)	$(236,987)	$(160,566)
Net loss per share, basic and diluted	$(0.53)	$(0.40)	$(1.05)	$(0.75)
Weighted-average shares used to compute net loss per share, basic and diluted	226,392	215,932	224,857	214,517

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$12,001	$8,521	$22,416	$16,398
Costs of professional services	18,991	12,518	35,141	23,310
Product development	105,758	75,354	196,995	143,865
Sales and marketing	42,690	29,367	81,544	54,979
General and administrative	29,781	21,303	58,360	41,170

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net loss	$(120,712)	$(86,156)	$(236,987)	$(160,566)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	53	(474)	(593)	(1,261)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $212, $284, $431, and $284, respectively	889	1,439	1,592	906
Net change in market value of effective foreign currency forward exchange contracts, net of tax provision of $2,629, $2,481, $4,610, and $4,905, respectively	18,403	17,370	32,268	34,337
Other comprehensive income (loss), net of tax	19,345	18,335	33,267	33,982
Comprehensive loss	$(101,367)	$(67,821)	$(203,720)	$(126,584)

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cash flows from operating activities
Net loss	$(120,712)	$(86,156)	$(236,987)	$(160,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,754	42,226	128,919	80,890
Share-based compensation expenses	208,912	147,063	394,147	279,722
Amortization of deferred costs	22,002	17,061	42,882	33,421
Amortization of debt discount and issuance costs	14,301	17,490	25,888	35,629
Other	11,401	(4,894)	20,377	(14,183)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(73,437)	(104,758)	83,942	63,944
Deferred costs	(28,207)	(23,943)	(46,692)	(36,549)
Prepaid expenses and other assets	(1,679)	(5,446)	(6,786)	3,042
Accounts payable	1,047	5,987	2,550	13,941
Accrued expenses and other liabilities	(56,524)	(15,182)	(35,121)	(3,555)
Unearned revenue	55,461	68,168	(63,637)	(53,887)
Net cash provided by (used in) operating activities	100,319	57,616	309,482	241,849
Cash flows from investing activities
Purchases of marketable securities	(582,848)	(526,216)	(1,053,902)	(1,434,342)
Maturities of marketable securities	385,710	655,205	845,807	1,341,881
Sales of marketable securities	4,551	914,938	55,499	942,297
Owned real estate projects	(34,149)	(49,537)	(73,783)	(88,770)
Capital expenditures, excluding owned real estate projects	(75,576)	(53,346)	(141,111)	(102,208)
Business combinations, net of cash acquired	(12,885)	(26,737)	(12,885)	(26,737)
Purchase of other intangible assets	—	(1,000)	—	(1,000)
Purchases of non-marketable equity and other investments	(5,516)	(1,000)	(7,716)	(3,400)
Other	(32)	—	(9)	—
Net cash provided by (used in) investing activities	(320,745)	912,307	(388,100)	627,721
Cash flows from financing activities
Payments on convertible senior notes	(27)	(350,005)	(27)	(350,005)
Proceeds from issuance of common stock from employee equity plans	58,085	38,686	61,540	41,297
Other	(107)	(59)	(200)	(116)
Net cash provided by (used in) financing activities	57,951	(311,378)	61,313	(308,824)
Effect of exchange rate changes	75	(162)	(252)	(582)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(162,400)	658,383	(17,557)	560,164
Cash, cash equivalents, and restricted cash at the beginning of period	787,046	1,037,435	642,203	1,135,654
Cash, cash equivalents, and restricted cash at the end of period	$624,646	$1,695,818	$624,646	$1,695,818

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$469	$14	$472	$33
Cash paid for income taxes	2,469	1,492	6,003	3,206
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	46,910	63,052	46,910	63,052

	July 31,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$619,514	$1,693,743
Restricted cash included in Prepaid expenses and other current assets	5,002	—
Restricted cash included in Other assets	130	2,075
Total cash, cash equivalents, and restricted cash	$624,646	$1,695,818

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Common stock:
Balance, beginning of period	$225	$215	$221	$211
Issuance of common stock under employee equity plans	1	1	2	2
Vested restricted stock units	1	1	4	4
Settlement of convertible senior notes	—	1	—	1
Balance, end of period	227	218	227	218
Additional paid-in capital:
Balance, beginning of period	4,294,370	3,489,690	4,105,334	3,354,423
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2018-07	—	—	381	—
Issuance of common stock under employee equity plans	58,084	38,686	61,538	41,297
Vested restricted stock units	(1)	(1)	(4)	(4)
Share-based compensation	208,819	147,063	394,023	279,722
Exercise of convertible senior notes hedges	—	193,679	—	193,679
Settlement of convertible senior notes	—	(6)	—	(6)
Balance, end of period	4,561,272	3,869,111	4,561,272	3,869,111
Treasury stock:
Balance, beginning of period	—	—	—	—
Exercise of convertible senior notes hedges	—	(193,679)	—	(193,679)
Balance, end of period	—	(193,679)	—	(193,679)
Accumulated other comprehensive income (loss):
Balance, beginning of period	13,113	(30,766)	(809)	(46,413)
Other comprehensive income (loss)	19,345	18,335	33,267	33,982
Balance, end of period	32,458	(12,431)	32,458	(12,431)
Accumulated deficit:
Balance, beginning of period	(2,262,960)	(1,801,839)	(2,146,304)	(1,727,856)
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2016-16	—	—	—	427
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2018-07	—	—	(381)	—
Net loss	(120,712)	(86,156)	(236,987)	(160,566)
Balance, end of period	(2,383,672)	(1,887,995)	(2,383,672)	(1,887,995)
Total stockholders' equity	$2,210,285	$1,775,224	$2,210,285	$1,775,224

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position, cash flows, and stockholders' equity. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended July 31, 2019, shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 18, 2019.
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
We adopted this standard effective February 1, 2019, using a modified retrospective method, under which financial results reported in periods prior to February 1, 2019, were not adjusted. We elected the package of transition practical expedients, which among other things, does not require reassessment of lease classifications. Additionally, we elected to combine lease and non-lease components for each of our existing underlying asset classes and to not include leases with a term of 12 months or less on our condensed consolidated balance sheets.
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
ASU No. 2017-12
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. We adopted this new standard effective February 1, 2019. As a result of adopting the standard, the entire change in the fair value of our foreign currency forward contracts designated as cash flow hedges will be presented in the same income statement line item as the respective hedged items. This adoption did not result in any cumulative-effect adjustments to Accumulated deficit, and the amended presentation guidance was applied prospectively. For further information, see Note 9, Derivative Instruments.
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

Recently Issued Accounting Pronouncements
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in more timely recognition of credit losses. We plan to adopt this new standard in the first quarter of our fiscal 2021. We are evaluating the accounting, transition, and disclosure requirements of this standard. The effect on our condensed consolidated financial statements will largely depend on the composition and credit quality of our investment portfolio and trade receivables as well as the economic conditions at the time of adoption.
Note 3. Investments
Debt Securities
As of July 31, 2019, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$524,462	$554	$(31)	$524,985
U.S. agency obligations	240,029	229	(40)	240,218
Corporate bonds	438,825	1,232	(134)	439,923
Commercial paper	182,886	—	—	182,886
	$1,386,202	$2,015	$(205)	$1,388,012
Included in cash and cash equivalents	$81,003	$3	$—	$81,006
Included in marketable securities	$1,305,199	$2,012	$(205)	$1,307,006
As of January 31, 2019, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$396,347	$61	$(178)	$396,230
U.S. agency obligations	241,914	73	(151)	241,836
Corporate bonds	419,784	336	(352)	419,768
Commercial paper	254,175	—	(2)	254,173
	$1,312,220	$470	$(683)	$1,312,007
Included in cash and cash equivalents	$216,270	$—	$—	$216,270
Included in marketable securities	$1,095,950	$470	$(683)	$1,095,737

We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of July 31, 2019, which includes an assessment of whether it is more likely than not that we will be required to sell the investment before recovery of the investment's amortized cost basis. The unrealized losses on debt securities that have been in a net loss position for 12 months or more were not material as of July 31, 2019. We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the accompanying condensed consolidated balance sheets. Debt securities included in Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months, and the remainder of the securities is included in Cash and cash equivalents. We sold $5 million and $915 million of our debt securities during the three months ended July 31, 2019, and 2018, respectively, and $5 million and $942 million of our debt securities during the six months ended July 31, 2019, and 2018, respectively. The realized gains and losses from the sales were immaterial.

Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2019	January 31, 2019
Money market funds (1)	Cash and cash equivalents	$348,109	$237,071
Marketable equity investments (1)	Marketable securities	—	44,127
Non-marketable equity investments (2)	Other assets	47,060	36,925
		$395,169	$318,123

(1)	Investments with readily determinable fair values.

(2)	Investments in privately held companies without readily determinable fair values.
There were no sales of marketable equity investments during the three months ended July 31, 2019. We sold $51 million of marketable equity investments during the six months ended July 31, 2019, with a corresponding gain recognized of $7 million. There were no sales of marketable equity investments during the three and six months ended July 31, 2018.
No material adjustments were made to the carrying value of the non-marketable equity investments as measured under the measurement alternative during the three and six months ended July 31, 2019, and 2018.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of July 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$524,985	$—	$—	$524,985
U.S. agency obligations	—	240,218	—	240,218
Corporate bonds	—	439,923	—	439,923
Commercial paper	—	182,886	—	182,886
Money market funds	348,109	—	—	348,109
Foreign currency derivative assets	—	53,135	—	53,135
Total assets	$873,094	$916,162	$—	$1,789,256
Foreign currency derivative liabilities	$—	$518	$—	$518
Total liabilities	$—	$518	$—	$518

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

Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	July 31, 2019		January 31, 2019
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
1.50% Convertible senior notes	$238,317	$662,362	$232,514	$557,074
0.25% Convertible senior notes	994,872	1,718,100	972,264	1,560,228

In June 2013, we completed an offering of $250 million of 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes” and together with the 2020 Notes, the “Notes”). The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of each reporting period. The if-converted value of the 2020 Notes exceeded the principal amount by $362 million. The if-converted value of the 2022 Notes exceeded the principal amount by $413 million. The if-converted values were determined based on the closing price of our common stock of $199.98 on July 31, 2019. For further information, see Note 10, Convertible Senior Notes, Net.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $268 million and $264 million as of July 31, 2019, and January 31, 2019, respectively. Amortization expense for the deferred costs was $22 million and $17 million for the three months ended July 31, 2019, and 2018, respectively, and $43 million and $33 million for the six months ended July 31, 2019, and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2019	January 31, 2019
Land and land improvements	$37,060	$22,694
Buildings	480,089	433,863
Computers, equipment, and software	645,905	539,090
Furniture and fixtures	52,235	38,840
Leasehold improvements	185,303	162,657
Property and equipment, gross (1)	1,400,592	1,197,144
Less accumulated depreciation and amortization	(481,069)	(400,237)
Property and equipment, net	$919,523	$796,907

(1)
Property and equipment, gross included construction-in-progress for owned real estate projects of $2 million and $355 million that had not yet been placed in service as of July 31, 2019, and January 31, 2019, respectively. The decrease in construction-in-progress was due to the completion of our development center in the second quarter of fiscal 2020.

Depreciation expense totaled $47 million and $36 million for the three months ended July 31, 2019, and 2018, respectively, and $88 million and $69 million for the six months ended July 31, 2019, and 2018, respectively. Interest costs capitalized to property and equipment totaled $2 million and $2 million for the three months ended July 31, 2019, and 2018, respectively, and $6 million and $4 million for the six months ended July 31, 2019, and 2018, respectively.
Note 7. Acquisition-related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	July 31, 2019	January 31, 2019
Developed technology	$190,400	$186,800
Customer relationships	189,000	189,000
Trade name	12,000	12,000
Backlog	11,000	11,000
Acquisition-related intangible assets, gross	402,400	398,800
Less accumulated amortization	(124,447)	(85,560)
Acquisition-related intangible assets, net	$277,953	$313,240

In the second quarter of fiscal 2020, acquisition activity resulted in an increase of $4 million and $9 million in acquired developed technology and goodwill, respectively.
Amortization expense related to acquisition-related intangible assets was $20 million and $5 million for the three months ended July 31, 2019, and 2018, respectively, and $39 million and $10 million for the six months ended July 31, 2019, and 2018, respectively.
As of July 31, 2019, our future estimated amortization expense related to acquisition-related intangible assets is as follows (in thousands):

Fiscal period:
Remainder of 2020	$31,369
2021	50,342
2022	43,733
2023	41,009
2024	29,833
Thereafter	81,667
Total	$277,953

Note 8. Other Assets
Other assets consisted of the following (in thousands):

	July 31, 2019	January 31, 2019
Non-marketable equity and other investments	$61,258	$50,546
Prepayments for computing infrastructure platforms	11,612	16,976
Technology patents and other intangible assets, net	18,702	20,335
Deposits	4,010	4,383
Net deferred tax assets	4,495	4,544
Other	38,818	50,576
Total	$138,895	$147,360

Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of July 31, 2019, the future estimated amortization expense is as follows (in thousands):

Fiscal period:
Remainder of 2020	$1,621
2021	2,926
2022	2,512
2023	2,246
2024	1,943
Thereafter	7,454
Total	$18,702

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
Foreign currency forward contracts designated as cash flow hedges are recorded on the condensed consolidated balance sheets at fair value. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. Prior to the adoption of ASU No. 2017-12, the changes in value of these contracts resulting from changes in forward points were excluded from the assessment of hedge effectiveness and were recorded as incurred in Other income (expense), net on the condensed consolidated statements of operations. Upon adoption of ASU No. 2017-12, we elected to prospectively include changes in the value of these contracts resulting from changes in forward points in the assessment of hedge effectiveness. These changes are recorded in AOCI on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. Cash flows from such forward contracts are classified as operating activities.
As of July 31, 2019, and January 31, 2019, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $822 million and $717 million, respectively. All contracts have maturities not greater than 49 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.

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
As of July 31, 2019, and January 31, 2019, we had outstanding forward contracts not designated as hedges with total notional values of $127 million and $198 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2019	January 31, 2019
Derivative assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$28,469	$12,076
Foreign currency forward contracts designated as cash flow hedges	Other assets	21,656	10,015
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	2,823	459
Foreign currency forward contracts not designated as hedges	Other assets	187	20
Total derivative assets		$53,135	$22,570
Derivative liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$85	$983
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	80	706
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	276	1,446
Foreign currency forward contracts not designated as hedges	Other liabilities	77	—
Total derivative liabilities		$518	$3,135

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations was as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Total revenues	Revenues	$887,752	$1,712,807
Amount of gains (losses) related to foreign currency forward contracts designated as cash flow hedges	Revenues	896	912

Pre-tax gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2019	2018	2019	2018
Gains (losses) recognized in OCI (1)	Net change in market value of effective foreign currency forward exchange contracts	$21,928	$17,891	$37,790	$36,165
Gains (losses) reclassified from AOCI into income	Revenues	896	(1,960)	912	(3,077)
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion)	Other income (expense), net	—	4,027	—	6,258

(1)
Of the total value accumulated in OCI from foreign currency forward contracts designated as cash flow hedges as of July 31, 2019, net gains of $14 million are expected to be reclassified out of AOCI within the next 12 months.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
Derivative Type		2019	2018	2019	2018
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$2,229	$1,884	$4,627	$3,678

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

As of July 31, 2019, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$4,101	$—	$4,101	$—	$—	$4,101
Counterparty B	44,336	—	44,336	(102)	—	44,234
Counterparty C	4,698	—	4,698	(416)	—	4,282
Total	$53,135	$—	$53,135	$(518)	$—	$52,617

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	102	—	102	(102)	—	—
Counterparty C	416	—	416	(416)	—	—
Total	$518	$—	$518	$(518)	$—	$—

Note 10. Convertible Senior Notes, Net
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018, with a principal amount of $350 million (“2018 Notes”). The 2018 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 0.75% on January 15 and July 15 of each year. During the second quarter of fiscal 2019, the 2018 Notes were converted by note holders and we repaid the $350 million principal balance in cash. We also distributed approximately 1.5 million shares of our Class A common stock to note holders during the second quarter of fiscal 2019, which represents the conversion value in excess of the principal amount.
In June 2013, we issued 1.50% convertible senior notes due July 15, 2020, with a principal amount of $250 million. The 2020 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year. The 2020 Notes mature on July 15, 2020, unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2020 Notes prior to maturity.
In September 2017, we issued 0.25% convertible senior notes due October 1, 2022, with a principal amount of $1.15 billion. The 2022 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 0.25% on April 1 and October 1 of each year. The 2022 Notes mature on October 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2022 Notes prior to maturity.
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
On or after March 15, 2020, for the 2020 Notes and June 1, 2022, for the 2022 Notes, holders of the respective Notes may convert their Notes at any time until the close of business on the second scheduled trading day immediately preceding the respective maturity date of their Notes.
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
In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.3 million and $0.6 million for the three- and six-month periods ended July 31, 2018. There was no related amortization expense for the three and six months ended July 31, 2019, as the 2018 Notes were converted and repaid during the second quarter of fiscal 2019. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million and $0.3 million for each of the three- and six-month periods ended July 31, 2019, and 2018, respectively. For the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million. Amortization expense for the liability issuance costs was $0.7 million and $1.4 million for each of the three- and six-month periods ended July 31, 2019, and 2018, respectively.
The Notes, net consisted of the following (in thousands):

	July 31, 2019		January 31, 2019
	2020 Notes	2022 Notes	2020 Notes	2022 Notes
Principal amounts:
Principal	$249,948	$1,150,000	$249,975	$1,150,000
Unamortized debt discount	(10,987)	(146,070)	(16,480)	(167,249)
Unamortized debt issuance costs	(644)	(9,058)	(981)	(10,487)
Net carrying amount	$238,317	$994,872	$232,514	$972,264
Carrying amount of the equity component (1)	$66,007	$219,702	$66,007	$219,702

(1)	Included on the condensed consolidated balance sheets within Additional paid-in capital, net of $2 million and $4 million for the 2020 Notes and 2022 Notes, respectively, in equity issuance costs.
As of July 31, 2019, the 2020 Notes and 2022 Notes have remaining lives of approximately 11 months and 38 months, respectively.

For more than 20 trading days during the 30 consecutive trading days ended April 30, 2018, July 31, 2018, October 31, 2018, January 31, 2019, April 30, 2019, and July 31, 2019, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2020 Notes. As a result, the 2020 Notes were convertible at the option of the holders during the second, third, and fourth quarter of fiscal 2019, the first and second quarter of fiscal 2020, and will continue to be convertible during the third quarter of fiscal 2020. Accordingly, the 2020 Notes are classified as current on the condensed consolidated balance sheet as of July 31, 2019. From August 1, 2019, through the date of this filing, the amount of the principal balance of the 2020 Notes that has been converted or for which conversion has been requested was not material.
For more than 20 trading days during the 30 consecutive trading days ended July 31, 2019, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2022 Notes. As a result, the 2022 Notes are convertible at the option of the holders during the third quarter of fiscal 2020. Accordingly, the 2022 Notes are classified as current on the condensed consolidated balance sheet as of July 31, 2019. From August 1, 2019, through the date of the filing, the note holders of 2022 Notes have not submitted requests for conversion.
The effective interest rates of the liability components of the 2018 Notes, 2020 Notes, and 2022 Notes are 5.75%, 6.25%, and 4.60%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended July 31,					Six Months Ended July 31,
	2019		2018			2019		2018
	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Contractual interest expense	$938	$719	$540	$938	$719	$1,875	$1,438	$1,196	$1,875	$1,438
Interest cost related to amortization of debt issuance costs	168	715	289	169	715	337	1,429	641	337	1,429
Interest cost related to amortization of the debt discount	2,768	10,650	3,567	2,601	10,175	5,493	21,179	7,850	5,162	20,236

We capitalized interest costs related to the Notes of $2 million for each of the three-month periods ended July 31, 2019, and 2018, and $6 million and $4 million for the six months ended July 31, 2019, and 2018, respectively.
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
During the third and fourth quarters of fiscal 2019, Warrants related to the 2018 Notes were exercised, and we distributed approximately 1.1 million shares of our Class A common stock to warrant holders primarily utilizing treasury stock. The number of net shares distributed was determined based on the number of Warrants exercised multiplied by the difference between the exercise price of the Warrants and their daily volume weighted-average stock price. As of July 31, 2019, there were no Warrants outstanding related to the 2018 Notes.
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. As of July 31, 2019, total operating lease right-of-use assets and operating lease liabilities were approximately $295 million and $309 million, respectively.
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that we will exercise such options. The remaining lease term of our leases generally ranges from less than one year to ten years.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Operating lease cost	$18,961	$37,475
Short-term lease cost	4,205	7,845
Variable lease cost	5,138	8,564
Total operating lease cost	$28,304	$53,884

Information related to our operating lease right-of-use assets and operating lease liabilities was as follows (in thousands, except periods and percentages):

	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Cash paid for operating lease liabilities	$19,324	$35,508
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	31,071	327,021

		As of July 31, 2019
Weighted average remaining lease term (in years)		6
Weighted average discount rate		3.53%

(1)	Includes $279 million for operating leases existing on February 1, 2019, and $48 million for operating leases that commenced in the first half of fiscal 2020.

As of July 31, 2019, maturities of operating lease liabilities were as follows (in thousands):

Fiscal period:
Remainder of 2020	$34,512
2021	77,259
2022	66,814
2023	53,607
2024	44,483
Thereafter	76,409
Total lease payments	353,084
Less imputed interest	(43,667)
Total	$309,417

As of July 31, 2019, we have additional operating leases, primarily for office space, that have not yet commenced with total undiscounted lease payments of $33 million. These operating leases will commence between fiscal 2020 and fiscal 2021, with lease terms ranging from three to six years.
Related Party Lease Transactions
We lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California, under various lease agreements. As of July 31, 2019, the operating lease right-of-use assets and operating lease liabilities related to these agreements were $53 million and $64 million, respectively. The weighted average remaining lease term of these agreements is five years. The total rent expense under these agreements was $3 million and $2 million for the three months ended July 31, 2019, and 2018, respectively, and $6 million and $5 million for the six months ended July 31, 2019, and 2018, respectively.
Note 12. Commitments and Contingencies
Computing Infrastructure-related Commitments
We have entered into non-cancelable agreements with computing infrastructure vendors with various expiration dates. In June 2019, we entered into a $500 million agreement for the use of cloud services that superseded a previous agreement and expires in June 2025. As of July 31, 2019, future non-cancelable minimum payments under these agreements were approximately $500 million.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of July 31, 2019, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Common Stock and Stockholders’ Equity
Common Stock
As of July 31, 2019, there were 164 million shares of Class A common stock, and 64 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). Pursuant to the terms of the EIP, the share reserve increased by 11 million shares in March 2019. As of July 31, 2019, we had approximately 71 million shares of Class A common stock available for future grants.

In connection with the acquisition of Adaptive Insights in fiscal 2019, we assumed unvested awards that had been granted under the Adaptive Insights 2013 Equity Incentive Plan.
We also have a 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. As of July 31, 2019, approximately 6 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the six months ended July 31, 2019, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2019	13,013,289	$108.12
RSUs granted	4,623,949	191.13
RSUs vested	(3,426,770)	103.56
RSUs forfeited	(511,962)	119.05
Balance as of July 31, 2019	13,698,506	136.87

As of July 31, 2019, there was a total of $1.7 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2019, 0.5 million shares of performance-based restricted stock units (“PRSUs”) were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2019. During the six months ended July 31, 2019, we recognized $15 million in compensation cost related to these PRSUs.
Additionally, during the second quarter of fiscal 2020, 0.5 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. We expect to grant additional shares related to this program for employees hired in fiscal 2020. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2020 and if the individual employee continues to provide service through the vesting date of March 15, 2020. During each of the three and six months ended July 31, 2019, we recognized $19 million in compensation cost related to these PRSUs, and there is a total of $94 million in unrecognized compensation cost which is expected to be recognized over a weighted-average period of approximately seven months.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during the six months ended July 31, 2019, is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2019	5,780,742	$7.96	$1,003
Stock options granted	—	—
Stock options exercised	(1,250,557)	5.62
Stock options canceled	(18,568)	22.23
Balance as of July 31, 2019	4,511,617	8.55	864
Vested and expected to vest as of July 31, 2019	4,467,012	8.31	856
Exercisable as of July 31, 2019	3,947,066	5.67	767

As of July 31, 2019, there was a total of $52 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately two years.
Note 14. Unearned Revenue and Performance Obligations
$677 million and $507 million of subscription services revenue was recognized during the three months ended July 31, 2019, and 2018, respectively, that was included in the unearned revenue balances as of April 30, 2019, and 2018, respectively. $1.2 billion and $899 million of subscription services revenue was recognized during the six months ended July 31, 2019, and 2018, respectively, that was included in the unearned revenue balances as of January 31, 2019, and 2018, respectively. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2019, approximately $7.03 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $4.77 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of July 31, 2019, was not material.
Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Interest income	$11,239	$14,692	$21,589	$26,928
Interest expense (1)	(14,473)	(17,515)	(26,074)	(35,817)
Other (2)	3,128	4,436	11,520	6,654
Other income (expense), net	$(106)	$1,613	$7,035	$(2,235)

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
Note 16. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported a tax benefit of $2 million for each of the six-month periods ended July 31, 2019 and 2018. The income tax benefits for the six months ended July 31, 2019, and 2018, were primarily attributable to the application of intra-period tax allocation rules for the gains from comprehensive income and the excess tax benefits in certain foreign jurisdictions from share-based compensation. The income tax benefits were partially offset by state taxes and income tax expenses in profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of July 31, 2019, we continue to maintain a full valuation allowance on our deferred tax assets except in certain jurisdictions.
Note 17. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options, outstanding warrants, common stock related to unvested RSUs and PRSUs, common stock related to convertible senior notes, and common stock issuable pursuant to the ESPP. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(86,481)	$(34,231)	$(58,776)	$(27,380)	$(169,067)	$(67,920)	$(108,888)	$(51,678)
Denominator:
Weighted-average common shares outstanding	162,193	64,199	147,310	68,622	160,414	64,443	145,475	69,042
Basic and diluted net loss per share	$(0.53)	$(0.53)	$(0.40)	$(0.40)	$(1.05)	$(1.05)	$(0.75)	$(0.75)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of July 31,
	2019	2018
Outstanding common stock options	4,512	5,832
Unvested RSUs and PRSUs	14,288	14,629
Shares related to the convertible senior notes	10,876	15,079
Shares subject to warrants related to the issuance of convertible senior notes	10,876	15,079
Shares issuable pursuant to the ESPP	394	418
	40,946	51,037

Note 18. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
United States	$676,568	$515,257	$1,305,097	$995,339
Other countries	211,184	156,463	407,710	295,024
Total	$887,752	$671,720	$1,712,807	$1,290,363

No single country other than the United States had revenues greater than 10% of total revenues for the three and six months ended July 31, 2019, and 2018. No customer individually accounted for more than 10% of our trade and other receivables, net as of July 31, 2019, or January 31, 2019.

Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth Property and equipment, net by geographic area (in thousands):

	July 31, 2019	January 31, 2019
United States	$835,303	$726,801
Ireland	68,252	55,306
Other countries	15,968	14,800
Total	$919,523	$796,907

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
Our diverse customer base includes medium-sized and large, global companies, as well as smaller organizations that primarily use our planning product. We have achieved significant growth in a relatively short period of time with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 11,400 and 9,100 employees as of July 31, 2019, and 2018, respectively.
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
Subscription services revenues accounted for 85% of our total revenues during the three and six months ended July 31, 2019, and represented 96% of our total unearned revenue as of July 31, 2019. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three and six months ended July 31, 2019, and 2018, were as follows (in thousands, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2019	2018	% Change	2019	2018	% Change
Revenues:
Subscription services	$757,155	$565,659	34%	$1,458,179	$1,087,808	34%
Professional services	130,597	106,061	23%	254,628	202,555	25%
Total revenues	$887,752	$671,720	32%	$1,712,807	$1,290,363	33%
Total revenues were $888 million for the three months ended July 31, 2019, compared to $672 million during the prior year period, an increase of $216 million, or 32%. Subscription services revenues were $757 million for the three months ended July 31, 2019, compared to $566 million for the prior year period, an increase of $191 million, or 34%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $131 million for the three months ended July 31, 2019, compared to $106 million for the prior year period, an increase of $25 million, or 23%. The increase in professional services revenues was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Total revenues were $1.7 billion for the six months ended July 31, 2019, compared to $1.3 billion during the prior year period, an increase of $0.4 billion, or 33%. Subscription services revenues were $1.5 billion for the six months ended July 31, 2019, compared to $1.1 billion for the prior year period, an increase of $0.4 billion or 34%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $255 million for the six months ended July 31, 2019, compared to $203 million for the prior year period, an increase of $52 million or 25%. The increase in professional services revenues was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Operating Expenses
GAAP operating expenses were $1.0 billion for the three months ended July 31, 2019, compared to $0.8 billion for the prior year period, an increase of $0.2 billion, or 33%. The increase was primarily due to an increase of $0.2 billion in employee-related costs driven by higher headcount.
GAAP operating expenses were $2.0 billion for the six months ended July 31, 2019, compared to $1.5 billion for the prior year period, an increase of $0.5 billion, or 35%. The increase was primarily due to an increase of $0.4 billion in employee-related costs driven by higher headcount.
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

Non-GAAP operating expenses were $0.8 billion for the three months ended July 31, 2019, compared to $0.6 billion for the prior year period, an increase of $0.2 billion, or 28%. The increase was primarily due to an increase of $0.1 billion in employee-related costs driven by higher headcount.
Non-GAAP operating expenses were $1.5 billion for the six months ended July 31, 2019, compared to $1.1 billion for the prior year period, an increase of $0.4 billion, or 30%. The increase was primarily due to an increase of $0.2 billion in employee-related costs driven by higher headcount.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended July 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$121,161	$(12,001)	$(11,739)	$97,421
Costs of professional services	145,173	(18,991)	(1,233)	124,949
Product development	378,122	(105,758)	(5,380)	266,984
Sales and marketing	280,200	(42,690)	(10,449)	227,061
General and administrative	85,593	(29,781)	(2,021)	53,791
Total costs and expenses	$1,010,249	$(209,221)	$(30,822)	$770,206

	Three Months Ended July 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$87,523	$(8,521)	$(3,787)	$75,215
Costs of professional services	112,707	(12,518)	(519)	99,670
Product development	292,840	(75,354)	(3,960)	213,526
Sales and marketing	202,464	(29,367)	(1,039)	172,058
General and administrative	65,168	(21,303)	(731)	43,134
Total costs and expenses	$760,702	$(147,063)	$(10,036)	$603,603

	Six Months Ended July 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$233,630	$(22,416)	$(24,399)	$186,815
Costs of professional services	275,923	(35,141)	(4,692)	236,090
Product development	725,953	(196,995)	(19,011)	509,947
Sales and marketing	553,136	(81,544)	(23,283)	448,309
General and administrative	170,048	(58,360)	(5,319)	106,369
Total costs and expenses	$1,958,690	$(394,456)	$(76,704)	$1,487,530

	Six Months Ended July 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$167,768	$(16,398)	$(8,239)	$143,131
Costs of professional services	210,433	(23,310)	(2,220)	184,903
Product development	556,424	(143,865)	(12,757)	399,802
Sales and marketing	395,235	(54,979)	(3,619)	336,637
General and administrative	120,749	(41,170)	(2,598)	76,981
Total costs and expenses	$1,450,609	$(279,722)	$(29,433)	$1,141,454

(1)
Share-based compensation expenses were $209 million and $147 million for the three months ended July 31, 2019, and 2018, respectively, and $394 million and $280 million for the six months ended July 31, 2019, and 2018, respectively. The increase in share-based compensation expenses includes the impact of restricted stock units (“RSUs”) granted to existing and new employees and assumed Adaptive Insights awards.

(2)
Other operating expenses include amortization of acquisition-related intangible assets of $20 million and $5 million for the three months ended July 31, 2019, and 2018, respectively and $39 million and $10 million for the six months ended July 31, 2019. and 2018, respectively. In addition, other operating expenses include employer payroll tax-related items on employee stock transactions of $11 million and $5 million for the three months ended July 31, 2019, and 2018, respectively and $38 million and $19 million for the six months ended July 31, 2019, and 2018, respectively.

(3)	See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $121 million for the three months ended July 31, 2019, compared to $88 million for the prior year period, an increase of $33 million, or 38%. The increase was primarily due to increases of $13 million in depreciation and amortization expense including our acquisition-related intangible assets, $9 million in employee-related costs driven by higher headcount, and $7 million in third-party costs for hardware maintenance and data center capacity.
GAAP operating expenses in costs of subscription services were $234 million for the six months ended July 31, 2019, compared to $168 million for the prior year period, an increase of $66 million, or 39%. The increase was primarily due to increases of $27 million in depreciation and amortization expense including our acquisition-related intangible assets, $17 million in employee-related costs driven by higher headcount, and $14 million in third-party costs for hardware maintenance and data center capacity.
Non-GAAP operating expenses in costs of subscription services were $97 million for the three months ended July 31, 2019, compared to $75 million for the prior year period, an increase of $22 million, or 30%. The increase was primarily due to increases of $7 million in third-party costs for hardware maintenance and data center capacity, $5 million in employee-related costs driven by higher headcount, and $5 million in depreciation expense related to equipment in our data centers.
Non-GAAP operating expenses in costs of subscription services were $187 million for the six months ended July 31, 2019, compared to $143 million for the prior year period, an increase of $44 million, or 31%. The increase was primarily due to increases of $14 million in third-party costs for hardware maintenance and data center capacity, $12 million in depreciation expense related to equipment in our data centers, and $10 million in employee-related costs driven by higher headcount.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $145 million for the three months ended July 31, 2019, compared to $113 million for the prior year period, an increase of $32 million, or 29%. The increase was primarily due to additional costs to staff our deployment and integration engagements.
GAAP operating expenses in costs of professional services were $276 million for the six months ended July 31, 2019, compared to $210 million for the prior year period, an increase of $66 million, or 31%. The increase was primarily due to additional costs to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $125 million for the three months ended July 31, 2019, compared to $100 million for the prior year period, an increase of $25 million, or 25%. The increase was primarily due to additional costs to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $236 million for the six months ended July 31, 2019, compared to $185 million for the prior year period, an increase of $51 million, or 28%. The increase was primarily due to additional costs to staff our deployment and integration engagements.
Going forward, we expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow. For fiscal 2020, we anticipate GAAP and non-GAAP professional services margins to be lower than fiscal 2019, as we invest in programs to ensure ongoing customer success.

Product Development
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in product development were $378 million for the three months ended July 31, 2019, compared to $293 million for the prior year period, an increase of $85 million, or 29%. The increase was primarily due to an increase of $73 million in employee-related costs driven by higher headcount.
GAAP operating expenses in product development were $726 million for the six months ended July 31, 2019, compared to $556 million for the prior year period, an increase of $170 million, or 31%. The increase was primarily due to an increase of $145 million in employee-related costs driven by higher headcount.
Non-GAAP operating expenses in product development were $267 million for the three months ended July 31, 2019, compared to $214 million for the prior year period, an increase of $53 million, or 25%. The increase was primarily due to an increase of $40 million in employee-related costs driven by higher headcount.
Non-GAAP operating expenses in product development were $510 million for the six months ended July 31, 2019, compared to $400 million for the prior year period, an increase of $110 million, or 28%. The increase was primarily due to an increase of $85 million in employee-related costs driven by higher headcount.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $280 million for the three months ended July 31, 2019, compared to $202 million for the prior year period, an increase of $78 million, or 38%. The increase was primarily due to increases of $53 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $7 million in amortization expense related to our acquisition-related intangible assets, and $6 million related to marketing programs.
GAAP operating expenses in sales and marketing were $553 million for the six months ended July 31, 2019, compared to $395 million for the prior year period, an increase of $158 million, or 40%. The increase was primarily due to increases of $113 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $14 million in amortization expense related to our acquisition-related intangible assets, and $10 million related to marketing programs.
Non-GAAP operating expenses in sales and marketing were $227 million for the three months ended July 31, 2019, compared to $172 million for the prior year period, an increase of $55 million, or 32%. The increase was primarily due to increases of $37 million in employee-related costs driven by higher headcount and higher commissionable sales volume, and $6 million related to marketing programs.
Non-GAAP operating expenses in sales and marketing were $448 million for the six months ended July 31, 2019, compared to $337 million for the prior year period, an increase of $111 million, or 33%. The increase was primarily due to increases of $80 million in employee-related costs driven by higher headcount and higher commissionable sales volume, and $10 million related to marketing programs.
We expect that GAAP and non-GAAP sales and marketing expenses will increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $86 million for the three months ended July 31, 2019, compared to $65 million for the prior year period, an increase of $21 million, or 31%. The increase was primarily due to additional employee-related costs driven by higher headcount.
GAAP operating expenses in general and administrative were $170 million for the six months ended July 31, 2019, compared to $121 million for the prior year period, an increase of $49 million, or 41%. The increase was primarily due to additional employee-related costs driven by higher headcount.
Non-GAAP operating expenses in general and administrative were $54 million for the three months ended July 31, 2019, compared to $43 million for the prior year period, an increase of $11 million, or 25%. The increase was primarily due to additional employee-related costs driven by higher headcount.

Non-GAAP operating expenses in general and administrative were $106 million for the six months ended July 31, 2019, compared to $77 million for the prior year period, an increase of $29 million, or 38%. The increase was primarily due to additional employee-related costs driven by higher headcount.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins declined from (13.2)% for the three months ended July 31, 2018, to (13.8)% for the three months ended July 31, 2019. The reduction in our GAAP operating margins in the three months ended July 31, 2019, was primarily due to higher share-based compensation and other operating expenses from increased headcount and higher acquisition-related amortization expenses, partially offset by higher revenues.
GAAP operating margins declined from (12.4)% for the six months ended July 31, 2018, to (14.4)% for the six months ended July 31, 2019. The reduction in our GAAP operating margins in the six months ended July 31, 2019, was primarily due to higher share-based compensation and other operating expenses from increased headcount and higher acquisition-related amortization expenses, partially offset by higher revenues.
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
Non-GAAP operating margins improved from 10.1% for the three months ended July 31, 2018, to 13.2% for the three months ended July 31, 2019. The improvement in our non-GAAP operating margins in the three months ended July 31, 2019, was primarily due to higher subscription and professional services revenues, and improvements in operating leverage, which includes timing of expenses.
Non-GAAP operating margins improved from 11.5% for the six months ended July 31, 2018, to 13.2% for the six months ended July 31, 2019. The improvement in our non-GAAP operating margins in the six months ended July 31, 2019, was primarily due to higher subscription and professional services revenues, and improvements in operating leverage, which includes timing of expenses.

Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended July 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(13.8)%	23.6%	3.4%	13.2%

	Three Months Ended July 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(13.2)%	21.9%	1.4%	10.1%

	Six Months Ended July 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.4)%	23.0%	4.6%	13.2%

	Six Months Ended July 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(12.4)%	21.7%	2.2%	11.5%

(1)	See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
Other expense, net increased $2 million for the three months ended July 31, 2019, as compared to the prior year period. The increase was primarily due to a decrease in interest income.
Other income, net increased $9 million for the six months ended July 31, 2019, as compared to the prior year period. The increase was primarily due to a $10 million decrease in interest expense and a $7 million gain resulting from sales of marketable equity investments, partially offset by a $5 million decrease in interest income.
Liquidity and Capital Resources
As of July 31, 2019, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.9 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds.
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

Our cash flows for the three and six months ended July 31, 2019, and 2018, were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net cash provided by (used in):
Operating activities	$100,319	$57,616	$309,482	$241,849
Investing activities	(320,745)	912,307	(388,100)	627,721
Financing activities	57,951	(311,378)	61,313	(308,824)
Effect of exchange rate changes	75	(162)	(252)	(582)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(162,400)	$658,383	$(17,557)	$560,164
Operating Activities
Cash provided by operating activities was $100 million and $58 million for the three months ended July 31, 2019, and 2018, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher cash operating expenses driven by increased headcount.
Cash provided by operating activities was $309 million and $242 million for the six months ended July 31, 2019, and 2018, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher cash operating expenses driven by increased headcount.
Investing Activities
Cash used in investing activities for the three months ended July 31, 2019, was $321 million, which was primarily the result of capital expenditures for data center and office space projects of $76 million, capital expenditures related to the construction of our development center of $34 million, a net outflow related to acquisition activity of $13 million, and the timing of purchases and maturities of marketable securities.
Cash provided by investing activities for the three months ended July 31, 2018, was $912 million, which was primarily the result of the timing of purchases and maturities of marketable securities, and proceeds of $915 million from the sale of marketable securities. The sale of marketable securities during the three months ended July 31, 2018, was to prepare for the Adaptive Insights acquisition. These receipts were partially offset by capital expenditures for data center and office space projects of $53 million, capital expenditures related to the construction of our development center of $43 million, and a net cash outflow related to acquisition activity of $27 million.
Cash used in investing activities for the six months ended July 31, 2019, was $388 million, which was primarily the result of capital expenditures for data center and office space projects of $141 million, capital expenditures related to the construction of our development center of $74 million, a net outflow related to acquisition activity of $13 million, and the timing of purchases and maturities of marketable securities. These payments were partially offset by proceeds of $55 million from sales of marketable equity investments.
Cash provided by investing activities for the six months ended July 31, 2018, was $628 million, which was primarily the result of proceeds of $942 million from the sale of marketable securities. These receipts were partially offset by the timing of purchases and maturities of marketable securities, capital expenditures for data center and office space projects of $102 million, capital expenditures related to the construction of our development center of $75 million, and a net cash outflow related to acquisitions of $27 million.
We expect capital expenditures related to owned real estate projects will be approximately $130 million for fiscal 2020, of which approximately $95 million relates to our development center. We also expect capital expenditures, excluding owned real estate projects, will be approximately $280 million for fiscal 2020. These capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.

Financing Activities
Cash provided by financing activities was $58 million for the three months ended July 31, 2019, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Cash used in financing activities was $311 million for the three months ended July 31, 2018, which was primarily due to the principal payment of $350 million of the 2018 Notes, offset by proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $61 million for the six months ended July 31, 2019, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Cash used in financing activities was $309 million for the six months ended July 31, 2018, which was primarily due to the principal payment of $350 million of the 2018 Notes, offset by proceeds from the issuance of common stock from employee equity plans.

Non-GAAP Financial Measures
Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating expenses and non-GAAP operating margins meet the definition of a non-GAAP financial measure.
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

Limitations on the Use of Non-GAAP Financial Measures
A limitation of our non-GAAP financial measures of non-GAAP operating expenses and non-GAAP operating margins is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Further, the non-GAAP financial measure of non-GAAP operating expenses has certain limitations because it does not reflect all items of expense that affect our operations and are reflected in the GAAP financial measure of total operating expenses. In the case of share-based compensation, if we did not pay out a portion of compensation in the form of share-based compensation and related employer payroll tax-related items, the cash salary expense included in costs of revenues and operating expenses would be higher, which would affect our cash position.
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
See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three and six months ended July 31, 2019, and 2018.
Contractual Obligations
Our contractual obligations primarily consist of our convertible senior notes, as well as obligations under leases for office space, co-location facilities for data center capacity, and computing infrastructure platforms for business operations. In June 2019, we entered into a $500 million agreement for the use of cloud services that superseded a previous agreement and expires in June 2025.
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
Off-Balance Sheet Arrangements
Through July 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the six months ended July 31, 2019, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of July 31, 2019, and 2018, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the notes to condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $1.9 billion and $1.8 billion as of July 31, 2019, and January 31, 2019, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100 basis points in interest rates would have resulted in a $8 million and $5 million market value reduction in our investment portfolio as of July 31, 2019, and January 31, 2019, respectively. An immediate decrease of 100 basis points in interest rates would have increased the market value by $8 million and $5 million as of July 31, 2019, and January 31, 2019, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in Accumulated other comprehensive income (loss) and are realized only if we sell the underlying securities before maturity.
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
The 2020 Notes and 2022 Notes have fixed annual interest rates of 1.50% and 0.25%, respectively, and therefore we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair values of the fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The carrying values of the 2020 Notes and 2022 Notes were $238 million and $995 million, respectively, as of July 31, 2019. The carrying values represent the liability components of the principal balances of the Notes as of July 31, 2019. The estimated fair values of the 2020 Notes and 2022 Notes were $662 million and $1.7 billion, respectively, as of July 31, 2019. The estimated fair values were determined based on the quoted bid prices of the 2020 and 2022 Notes in an over-the-counter market as of the last trading day for the current fiscal quarter, which were $265.00 and $149.40, respectively. For further information, see Note 10, Convertible Senior Notes, Net, of the notes to condensed consolidated financial statements.

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
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding their employees, customers, and suppliers, as well as their finance and payroll data, and other sensitive business information. As a result, unauthorized access or use of this data could expose us to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer and partner confidence in the security of our applications, destruction of information, indemnity obligations, and resulting fees, costs, expenses, loss of revenues, and other potential liabilities. We devote significant financial and personnel resources to implement and maintain security measures. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches, our security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, employees, contractors, vendors or other malfeasance, as well as software bugs, human error, or other technical malfunctions. If someone obtains unauthorized access to or use of our customers’ data, our reputation could be damaged, our business may suffer, and we could sustain significant liabilities as well as incur significant costs to remediate any incidents.
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
Our customers can use our applications to collect, use, and store personal or identifying information regarding a variety of individuals in connection with their operations, including but not limited to their employees, contractors, students, job applicants, customers, and suppliers. National and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing, and disclosure of personal information obtained from consumers and individuals, which could impact our ability to offer our services in certain jurisdictions or our customers’ ability to deploy our solutions globally. Privacy-related laws are particularly stringent in Europe. The costs of compliance with and other burdens imposed by privacy-related laws, regulations, and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or our subprocessors fail to adhere to adequate data protection practices around the usage of our customers’ personal data or fail to report security breaches within timeframes mandated by law or our customer contracts, we may be liable for certain losses of our customers, and it may damage our reputation and brand.
Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Workday and our customers. In 2016, the European Union (“EU”) adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR. If we are unable to provide adequate assurances to such customers, demand for our applications could be adversely affected. In addition, we must continue to seek assurances from our subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR. In addition, in June 2018, the California Consumer Privacy Act (“CCPA”), which takes effect on January 1, 2020, was enacted. The CCPA gives California consumers certain rights similar to those provided by the GDPR, and customers may seek similar assurances from suppliers regarding compliance. Moreover, there are a number of other legislative proposals in the EU, the United States, at both the federal and state level, as well as other jurisdictions that could impose additional obligations in areas affecting our business.
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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. For example, we grew from approximately 9,100 employees as of July 31, 2018, to approximately 11,400 employees as of July 31, 2019, and we have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
Many of our competitors are able to devote greater resources to the development, promotion, and sale of their products and services. This may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, system integrators, and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. If our competitors’ products, services, or technologies become more accepted than our products, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.
We may expand the capabilities of our cloud applications, seek to operate in new markets, and/or seek to enter new lines of business. As an entrant to new markets, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses. We may also fail to accurately anticipate adoption rates of these applications or their underlying technology. For example, machine learning and artificial intelligence are propelling advancements in technology, but if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. Also, we may not be able to properly price our solutions in these markets, which could negatively affect our ability to sell to customers or reach profitability. Furthermore, customers may demand more features and professional services, which may require us to devote greater research and development, sales, support, and professional services resources to these customers. This could strain our resources and result in increased costs. If we are not able to address these challenges, or if our investments in selling and marketing our solutions to new markets are unsuccessful, our business and results of operations will suffer.
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
If we are unable to provide enhancements and new features for our existing or new applications in a cost-effective manner that achieve market acceptance or that keep pace with rapid technological developments, our business and results of operations could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to improve their utility to larger customers with complex, dynamic, and global operations. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to the technologies required to build and improve our applications, such as the datasets required to train our machine learning models. Failure in this regard may significantly impair our revenue growth by negatively impacting customer renewal rates or result in an inability to attract new customers.
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
Our ability to increase revenues and achieve and maintain profitability depends, in large part, on widespread acceptance of our applications by large businesses and other organizations. Sales efforts targeted at these large customers involve greater costs, longer sales cycles, and less predictability in completing some of our sales. Our customers’ deployment timeframes vary based on many factors including the number and type of applications being deployed, the complexity, scale, and geographic dispersion of the customers’ businesses and operations, the configuration requirements, the number of integrations with other systems, and other factors, many of which are beyond our control. In the large enterprise market, the customer’s decision to use our applications may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. In addition, our target customers may prefer to purchase applications that are critical to their business from one of our larger, more established competitors. Our typical sales cycles are six to twelve months but can extend for eighteen months or more, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period.
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

•	compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;

•	increased compliance costs related to government regulatory reviews or audits, including those related to international cybersecurity requirements;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	ensuring compliance with anti-corruption laws including the Foreign Corrupt Practices Act and UK Bribery Act;

•	the effects of currency fluctuations on our revenues and expenses and customer demand for our services, including any fluctuations caused by uncertainties relating to the UK leaving the EU (“Brexit”);

•	the cost and potential outcomes of any international claims or litigation;

•	adverse tax consequences and tax rulings; and

•	unstable economic and political conditions.
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
We invest in early-to-late stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. These companies are often dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in could deteriorate, which could result in a loss of all or a substantial part of our investment in these companies.
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
Our quarterly results of operations, including the levels of our revenues, gross margin, operating margin, profitability, cash flow, unearned revenue, and remaining subscription services revenue performance obligations, which we also refer to as backlog, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•	our ability to attract new customers;

•	the timing and rate at which we sign agreements with customers;

•	the financial condition and creditworthiness of our customers;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	customer renewal rates;

•	the timing of operating expenses and recognition of revenues;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;

•	network outages or security breaches;

•	general economic and market conditions;

•	increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

•	the mix of applications sold during a period;

•	seasonal variations in sales of our applications, which have historically been highest in our fiscal fourth quarter;

•	the timing and success of new application and service introductions by us or our competitors;

•	changes in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;

•	changes in laws and regulations that impact our business; and

•	the timing of expenses related to acquisitions and potential future charges for impairment of goodwill.
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
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, they may claim that our applications and underlying technology infringe or violate their intellectual property rights, even if we are unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, require us to change our products, technology, or business practices, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
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
As of July 31, 2019, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2020 and 2039. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2023. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of July 31, 2019, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 53 million shares of Class B common stock and 0.4 million shares of Class A common stock. As of July 31, 2019, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable stock options to acquire approximately 1.0 million shares of Class B common stock and 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors, and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2019. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
In addition, this indebtedness could, among other things:

•	make it difficult for us to pay other obligations;

•	make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements, or other purposes;

•	adversely affect our liquidity and result in a material adverse effect on our financial position upon repayment of the indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes;

•	limit our flexibility in planning for and reacting to changes in our business; and

•	negatively impact our credit rating, which could affect our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended July 31, 2019, we issued 197 shares of our unregistered Class A common stock to holders of our 2020 Notes upon settlement of conversion of an aggregate principal amount of less than $0.1 million of such notes. This share amount represents the conversion value of the 2020 Notes in excess of the principal amount of notes converted.
For further information regarding the above transactions, see Note 10, Convertible Senior Notes, Net, of the notes to condensed consolidated financial statements. These shares of our Class A common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 30, 2019

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
Co-President and Chief Financial Officer (Principal Financial Officer)