Form 10-Q
period 2019-10-31
Workday, Inc.
filed 2019-12-04
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of December 2, 2019, there were approximately 167 million shares of the registrant’s Class A common stock and 63 million shares of the registrant's Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$912,748	$638,554
Marketable securities	1,191,848	1,139,864
Trade and other receivables, net	615,508	704,680
Deferred costs	89,854	80,809
Prepaid expenses and other current assets	145,462	136,689
Total current assets	2,955,420	2,700,596
Property and equipment, net	929,667	796,907
Operating lease right-of-use assets	288,502	—
Deferred costs, noncurrent	189,683	183,518
Acquisition-related intangible assets, net	262,018	313,240
Goodwill	1,389,349	1,379,125
Other assets	141,006	147,360
Total assets	$6,155,645	$5,520,746
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,581	$29,093
Accrued expenses and other current liabilities	109,812	123,542
Accrued compensation	242,063	207,924
Unearned revenue	1,795,324	1,837,618
Operating lease liabilities	67,315	—
Current portion of convertible senior notes, net	241,294	232,514
Total current liabilities	2,491,389	2,430,691
Convertible senior notes, net	1,006,358	972,264
Unearned revenue, noncurrent	85,566	111,652
Operating lease liabilities, noncurrent	237,380	—
Other liabilities	15,773	47,697
Total liabilities	3,836,466	3,562,304
Stockholders’ equity:
Common stock	229	221
Additional paid-in capital	4,793,732	4,105,334
Accumulated other comprehensive income (loss)	24,619	(809)
Accumulated deficit	(2,499,401)	(2,146,304)
Total stockholders’ equity	2,319,179	1,958,442
Total liabilities and stockholders’ equity	$6,155,645	$5,520,746

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenues:
Subscription services	$798,516	$624,416	$2,256,695	$1,712,224
Professional services	139,584	118,773	394,212	321,328
Total revenues	938,100	743,189	2,650,907	2,033,552
Costs and expenses (1):
Costs of subscription services	122,305	103,310	355,935	271,078
Costs of professional services	148,625	119,691	424,548	330,124
Product development	401,742	318,003	1,127,695	874,427
Sales and marketing	286,794	246,156	839,930	641,391
General and administrative	88,884	138,784	258,932	259,533
Total costs and expenses	1,048,350	925,944	3,007,040	2,376,553
Operating loss	(110,250)	(182,755)	(356,133)	(343,001)
Other income (expense), net	(4,136)	26,617	2,899	24,382
Loss before provision for (benefit from) income taxes	(114,386)	(156,138)	(353,234)	(318,619)
Provision for (benefit from) income taxes	1,343	(2,807)	(518)	(4,722)
Net loss	$(115,729)	$(153,331)	$(352,716)	$(313,897)
Net loss per share, basic and diluted	$(0.51)	$(0.70)	$(1.56)	$(1.46)
Weighted-average shares used to compute net loss per share, basic and diluted	228,461	217,694	226,071	215,588

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$13,634	$10,205	$36,050	$26,603
Costs of professional services	22,249	15,702	57,390	39,012
Product development	118,215	86,304	315,210	230,169
Sales and marketing	47,142	38,720	128,686	93,699
General and administrative	29,762	57,993	88,122	99,163

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net loss	$(115,729)	$(153,331)	$(352,716)	$(313,897)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	173	(551)	(420)	(1,812)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $444, $10, $875, and $294, respectively	1,194	375	2,786	1,281
Net change in market value of effective foreign currency forward exchange contracts, net of tax provision (benefit) of $(1,315), $2,339, $3,295, and $7,244, respectively	(9,206)	16,375	23,062	50,712
Other comprehensive income (loss), net of tax	(7,839)	16,199	25,428	50,181
Comprehensive loss	$(123,568)	$(137,132)	$(327,288)	$(263,716)

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Common stock:
Balance, beginning of period	$227	$218	$221	$211
Issuance of common stock under employee equity plans	1	1	3	3
Vested restricted stock units	1	1	5	5
Settlement of convertible senior notes	—	—	—	1
Balance, end of period	229	220	229	220
Additional paid-in capital:
Balance, beginning of period	4,561,272	3,869,111	4,105,334	3,354,423
Issuance of common stock under employee equity plans	1,779	2,764	63,317	44,061
Vested restricted stock units	(1)	(2)	(5)	(6)
Share-based compensation	230,682	187,943	624,705	467,665
Equity awards assumed in business combination	—	4,350	—	4,350
Settlement of warrants	—	(14,381)	—	(14,381)
Exercise of convertible senior notes hedges	—	—	—	193,679
Settlement of convertible senior notes	—	—	—	(6)
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2018-07	—	—	381	—
Balance, end of period	4,793,732	4,049,785	4,793,732	4,049,785
Treasury stock:
Balance, beginning of period	—	(193,679)	—	—
Exercise of convertible senior notes hedges	—	—	—	(193,679)
Settlement of warrants	—	14,878	—	14,878
Balance, end of period	—	(178,801)	—	(178,801)
Accumulated other comprehensive income (loss):
Balance, beginning of period	32,458	(12,431)	(809)	(46,413)
Other comprehensive income (loss)	(7,839)	16,199	25,428	50,181
Balance, end of period	24,619	3,768	24,619	3,768
Accumulated deficit:
Balance, beginning of period	(2,383,672)	(1,887,995)	(2,146,304)	(1,727,856)
Net loss	(115,729)	(153,331)	(352,716)	(313,897)
Settlement of warrants	—	(497)	—	(497)
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2016-16	—	—	—	427
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2018-07	—	—	(381)	—
Balance, end of period	(2,499,401)	(2,041,823)	(2,499,401)	(2,041,823)
Total stockholders' equity	$2,319,179	$1,833,149	$2,319,179	$1,833,149

See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cash flows from operating activities
Net loss	$(115,729)	$(153,331)	$(352,716)	$(313,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	72,233	57,602	201,152	138,492
Share-based compensation expenses	231,002	187,971	625,149	467,693
Amortization of deferred costs	23,015	18,165	65,897	51,586
Amortization of debt discount and issuance costs	13,512	12,342	39,400	47,971
Non-cash lease expense	17,081	—	49,155	—
Other	2,744	(30,990)	(8,953)	(45,173)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	2,197	(9,379)	86,139	54,565
Deferred costs	(34,415)	(33,226)	(81,107)	(69,775)
Prepaid expenses and other assets	7,463	(5,985)	677	(2,943)
Accounts payable	1,938	(12,148)	4,488	1,793
Accrued expenses and other liabilities	41,716	63,896	6,595	60,341
Unearned revenue	(4,755)	19,379	(68,392)	(34,508)
Net cash provided by (used in) operating activities	258,002	114,296	567,484	356,145
Cash flows from investing activities
Purchases of marketable securities	(375,144)	(89,294)	(1,429,046)	(1,523,636)
Maturities of marketable securities	494,023	369,771	1,339,830	1,711,652
Sales of marketable securities	—	3,388	55,499	945,685
Owned real estate projects	(21,832)	(37,302)	(95,615)	(126,072)
Capital expenditures, excluding owned real estate projects	(55,163)	(55,427)	(196,274)	(157,635)
Business combinations, net of cash acquired	—	(1,447,600)	(12,885)	(1,474,337)
Purchase of other intangible assets	—	—	—	(1,000)
Purchases of non-marketable equity and other investments	(9,577)	(29,375)	(17,293)	(32,775)
Sales and maturities of non-marketable equity and other investments	252	17,771	252	17,771
Other	—	(11)	(9)	(11)
Net cash provided by (used in) investing activities	32,559	(1,268,079)	(355,541)	(640,358)
Cash flows from financing activities
Payments on convertible senior notes	(3)	(3)	(30)	(350,008)
Proceeds from issuance of common stock from employee equity plans	1,780	2,767	63,320	44,064
Other	(175)	(60)	(375)	(176)
Net cash provided by (used in) financing activities	1,602	2,704	62,915	(306,120)
Effect of exchange rate changes	48	(213)	(204)	(795)
Net increase (decrease) in cash, cash equivalents, and restricted cash	292,211	(1,151,292)	274,654	(591,128)
Cash, cash equivalents, and restricted cash at the beginning of period	624,646	1,695,818	642,203	1,135,654
Cash, cash equivalents, and restricted cash at the end of period	$916,857	$544,526	$916,857	$544,526

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$959	$1	$1,431	$34
Cash paid for income taxes	1,415	633	7,418	3,839
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	33,155	60,800	33,155	60,800

	October 31,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$912,748	$540,430
Restricted cash included in Prepaid expenses and other current assets	3,984	3,966
Restricted cash included in Other assets	125	130
Total cash, cash equivalents, and restricted cash	$916,857	$544,526

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s results of operations, financial position, cash flows, and stockholders' equity. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended October 31, 2019, shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on March 18, 2019.
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
Note 3. Investments
Debt Securities
As of October 31, 2019, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$368,560	$801	$—	$369,361
U.S. agency obligations	214,826	241	(1)	215,066
Corporate bonds	505,598	2,436	(16)	508,018
Commercial paper	195,230	—	(13)	195,217
	$1,284,214	$3,478	$(30)	$1,287,662
Included in cash and cash equivalents	$95,810	$4	$—	$95,814
Included in marketable securities	$1,188,404	$3,474	$(30)	$1,191,848
As of January 31, 2019, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$396,347	$61	$(178)	$396,230
U.S. agency obligations	241,914	73	(151)	241,836
Corporate bonds	419,784	336	(352)	419,768
Commercial paper	254,175	—	(2)	254,173
	$1,312,220	$470	$(683)	$1,312,007
Included in cash and cash equivalents	$216,270	$—	$—	$216,270
Included in marketable securities	$1,095,950	$470	$(683)	$1,095,737

We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of October 31, 2019, which includes an assessment of whether it is more likely than not that we will be required to sell the investment before recovery of the investment's amortized cost basis. The unrealized losses on debt securities that have been in a net loss position for 12 months or more were not material as of October 31, 2019. We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the accompanying condensed consolidated balance sheets. Debt securities included in Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months, and the remainder of the securities is included in Cash and cash equivalents.
There were no sales of debt securities during the three months ended October 31, 2019. We sold $3 million of debt securities during the three months ended October 31, 2018, and $5 million and $946 million of debt securities during the nine months ended October 31, 2019, and 2018, respectively. The realized gains and losses from these sales were immaterial.

Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2019	January 31, 2019
Money market funds (1)	Cash and cash equivalents	$575,383	$237,071
Marketable equity investments (1)	Marketable securities	—	44,127
Non-marketable equity investments (2)	Other assets	55,038	36,925
		$630,421	$318,123

(1)	Investments with readily determinable fair values.

(2)	Investments in privately held companies without readily determinable fair values.
No material adjustments were made to the carrying values of non-marketable equity investments as measured under the measurement alternative during the three and nine months ended October 31, 2019, and 2018.
There were no sales of marketable equity investments during the three months ended October 31, 2019, and 2018, or the nine months ended October 31, 2018. We sold $51 million of marketable equity investments during the nine months ended October 31, 2019. Realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net realized gains (losses) recognized on equity investments sold	$102	$8,193	$6,946	$8,193
Net unrealized gains (losses) recognized on equity investments held	—	20,333	2,169	20,333
Total net gains (losses) recognized in Other income (expense), net	$102	$28,526	$9,115	$28,526

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of October 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$369,361	$—	$—	$369,361
U.S. agency obligations	—	215,066	—	215,066
Corporate bonds	—	508,018	—	508,018
Commercial paper	—	195,217	—	195,217
Money market funds	575,383	—	—	575,383
Foreign currency derivative assets	—	37,864	—	37,864
Total assets	$944,744	$956,165	$—	$1,900,909
Foreign currency derivative liabilities	$—	$2,878	$—	$2,878
Total liabilities	$—	$2,878	$—	$2,878

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

Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	October 31, 2019		January 31, 2019
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
1.50% Convertible senior notes	$241,294	$503,977	$232,514	$557,074
0.25% Convertible senior notes	1,006,358	1,466,768	972,264	1,560,228

In June 2013, we completed an offering of $250 million of 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes” and together with the 2020 Notes, the “Notes”). The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of each reporting period. The if-converted value of the 2020 Notes exceeded the principal amount by $246 million. The if-converted value of the 2022 Notes exceeded the principal amount by $118 million. The if-converted values were determined based on the closing price of our common stock of $162.16 on October 31, 2019. For further information, see Note 10, Convertible Senior Notes, Net.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $280 million and $264 million as of October 31, 2019, and January 31, 2019, respectively. Amortization expense for the deferred costs was $23 million and $18 million for the three months ended October 31, 2019, and 2018, respectively, and $66 million and $52 million for the nine months ended October 31, 2019, and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2019	January 31, 2019
Land and land improvements	$38,309	$22,694
Buildings	486,945	433,863
Computers, equipment, and software	681,713	539,090
Furniture and fixtures	53,146	38,840
Leasehold improvements	195,783	162,657
Property and equipment, gross (1)	1,455,896	1,197,144
Less accumulated depreciation and amortization	(526,229)	(400,237)
Property and equipment, net	$929,667	$796,907

(1)
Property and equipment, gross included construction-in-progress for owned real estate projects of $1 million and $355 million that had not yet been placed in service as of October 31, 2019, and January 31, 2019, respectively. The decrease in construction-in-progress for owned real estate projects was due to the completion of our development center in the second quarter of fiscal 2020.

Depreciation expense totaled $55 million and $38 million for the three months ended October 31, 2019, and 2018, respectively, and $144 million and $107 million for the nine months ended October 31, 2019, and 2018, respectively. No interest costs were capitalized to property and equipment during the three months ended October 31, 2019. Interest costs capitalized to property and equipment totaled $3 million for the three months ended October 31, 2018, and $6 million and $7 million for the nine months ended October 31, 2019, and 2018, respectively.
Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	October 31, 2019	January 31, 2019
Developed technology	$190,400	$186,800
Customer relationships	189,000	189,000
Trade name	12,000	12,000
Backlog	11,000	11,000
Acquisition-related intangible assets, gross	402,400	398,800
Less accumulated amortization	(140,382)	(85,560)
Acquisition-related intangible assets, net	$262,018	$313,240

In the second quarter of fiscal 2020, acquisition activity resulted in an increase of $4 million and $9 million in acquired developed technology and goodwill, respectively.
Amortization expense related to acquisition-related intangible assets was $16 million and $20 million for the three months ended October 31, 2019, and 2018, respectively, and $55 million and $30 million for the nine months ended October 31, 2019, and 2018, respectively.
As of October 31, 2019, our future estimated amortization expense related to acquisition-related intangible assets is as follows (in thousands):

Fiscal period:
Remainder of 2020	$15,434
2021	50,342
2022	43,733
2023	41,009
2024	29,833
Thereafter	81,667
Total	$262,018

Note 8. Other Assets
Other assets consisted of the following (in thousands):

	October 31, 2019	January 31, 2019
Non-marketable equity and other investments	$70,844	$50,546
Prepayments for computing infrastructure platforms	14,485	16,976
Technology patents and other intangible assets, net	17,886	20,335
Derivative assets	15,893	10,035
Deposits	3,128	4,383
Net deferred tax assets	4,397	4,544
Other	14,373	40,541
Total	$141,006	$147,360

Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of October 31, 2019, the future estimated amortization expense is as follows (in thousands):

Fiscal period:
Remainder of 2020	$805
2021	2,926
2022	2,512
2023	2,246
2024	1,943
Thereafter	7,454
Total	$17,886

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
Foreign currency forward contracts designated as cash flow hedges are recorded on the condensed consolidated balance sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. As of October 31, 2019, we estimate that $15 million of net gains recorded in AOCI related to our foreign currency forward contracts designated as cash flow hedges will be reclassified into income within the next 12 months.
As of October 31, 2019, and January 31, 2019, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $848 million and $717 million, respectively. All contracts have maturities not greater than 47 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.

Foreign Currency Forward Contracts Not Designated as Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the condensed consolidated balance sheets at fair value. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of these forward contracts are recorded in Other income (expense), net on the condensed consolidated statements of operations. Cash flows from such forward contracts are classified as operating activities.
As of October 31, 2019, and January 31, 2019, we had outstanding forward contracts not designated as hedges with total notional values of $114 million and $198 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2019	January 31, 2019
Derivative assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$21,283	$12,076
Foreign currency forward contracts designated as cash flow hedges	Other assets	15,826	10,015
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	688	459
Foreign currency forward contracts not designated as hedges	Other assets	67	20
Total derivative assets		$37,864	$22,570
Derivative liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$696	$983
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	965	706
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	1,217	1,446
Total derivative liabilities		$2,878	$3,135

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations was as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Total revenues	Revenues	$938,100	$2,650,907
Amount of gains (losses) related to foreign currency forward contracts designated as cash flow hedges	Revenues	1,914	2,826

Pre-tax gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Three Months Ended October 31,		Nine Months Ended October 31,
		2019	2018	2019	2018
Gains (losses) recognized in Other comprehensive income (loss)	Net change in market value of effective foreign currency forward exchange contracts	$(8,607)	$16,341	$29,183	$52,506
Gains (losses) reclassified from AOCI into income	Revenues	1,914	(2,373)	2,826	(5,450)
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion) (1)	Other income (expense), net	—	2,700	—	8,958

(1)
Prior to the adoption of ASU No. 2017-12, the changes in value of these foreign currency forward contracts resulting from changes in forward points were excluded from the assessment of hedge effectiveness and were recorded as incurred in Other income (expense), net on the condensed consolidated statements of operations. Upon adoption of ASU No. 2017-12, we elected to prospectively include changes in the value of these contracts resulting from changes in forward points in the assessment of hedge effectiveness. These changes are recorded in AOCI on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned.

Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
Derivative Type		2019	2018	2019	2018
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$(1,727)	$2,488	$2,900	$6,166

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

As of October 31, 2019, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$2,466	$—	$2,466	$(574)	$—	$1,892
Counterparty B	32,150	—	32,150	(1,045)	—	31,105
Counterparty C	3,248	—	3,248	(1,259)	—	1,989
Total	$37,864	$—	$37,864	$(2,878)	$—	$34,986

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$574	$—	$574	$(574)	$—	$—
Counterparty B	1,045	—	1,045	(1,045)	—	—
Counterparty C	1,259	—	1,259	(1,259)	—	—
Total	$2,878	$—	$2,878	$(2,878)	$—	$—

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
Holders of the 2020 Notes and 2022 Notes may convert all or a portion of their Notes prior to the close of business on March 13, 2020, and May 31, 2022, respectively, in multiples of $1,000 principal amount, only under the following circumstances:

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
In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. The 2018 Notes were converted and repaid during the second quarter of fiscal 2019. Accordingly, there was no related amortization expense for the nine months ended October 31, 2019. There was $0.6 million of amortization expense for the nine months ended October 31, 2018. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was $0.2 million and $0.5 million for each of the three- and nine-month periods ended October 31, 2019, and 2018, respectively. For the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million. Amortization expense for the liability issuance costs was $0.7 million and $2 million for each of the three- and nine-month periods ended October 31, 2019, and 2018, respectively.
The Notes, net consisted of the following (in thousands):

	October 31, 2019		January 31, 2019
	2020 Notes	2022 Notes	2020 Notes	2022 Notes
Principal amounts:
Principal	$249,945	$1,150,000	$249,975	$1,150,000
Unamortized debt discount	(8,175)	(135,298)	(16,480)	(167,249)
Unamortized debt issuance costs	(476)	(8,344)	(981)	(10,487)
Net carrying amount	$241,294	$1,006,358	$232,514	$972,264
Carrying amount of the equity component (1)	$66,007	$219,702	$66,007	$219,702

(1)	Included on the condensed consolidated balance sheets within Additional paid-in capital, net of $2 million and $4 million for the 2020 Notes and 2022 Notes, respectively, in equity issuance costs.
As of October 31, 2019, the 2020 Notes and 2022 Notes have remaining lives of approximately eight months and 35 months, respectively.

For more than 20 trading days during the 30 consecutive trading days ended July 31, 2018, October 31, 2018, January 31, 2019, April 30, 2019, July 31, 2019, and October 31, 2019, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2020 Notes. As a result, the 2020 Notes were convertible at the option of the holders beginning in the second quarter of fiscal 2019, and continue to be convertible during the fourth quarter of fiscal 2020. Accordingly, the 2020 Notes are classified as current on the condensed consolidated balance sheet as of October 31, 2019. From November 1, 2019, through the date of this filing, the amount of the principal balance of the 2020 Notes that has been converted or for which conversion has been requested was not material.
For more than 20 trading days during the 30 consecutive trading days ended July 31, 2019, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2022 Notes. As a result, the 2022 Notes were convertible at the option of the holders during the third quarter of fiscal 2020. This threshold was not exceeded as of October 31, 2019, and as a result, the 2022 Notes are not convertible at the option of the holders during the fourth quarter of fiscal 2020. Accordingly, the 2022 Notes are classified as noncurrent on the condensed consolidated balance sheet as of October 31, 2019.
The effective interest rates of the liability components of the 2018 Notes, 2020 Notes, and 2022 Notes are 5.75%, 6.25%, and 4.60%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019		2018		2019		2018
	2020 Notes	2022 Notes	2020 Notes	2022 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Contractual interest expense	$938	$719	$937	$718	$2,813	$2,156	$1,196	$2,812	$2,156
Interest cost related to amortization of debt issuance costs	168	714	167	714	505	2,143	641	504	2,143
Interest cost related to amortization of the debt discount	2,812	10,772	2,643	10,293	8,305	31,951	7,850	7,805	30,529

No interest costs related to the Notes were capitalized to property and equipment during the three months ended October 31, 2019. Interest costs capitalized to property and equipment totaled $3 million for the three months ended October 31, 2018, and $6 million and $7 million for the nine months ended October 31, 2019, and 2018, respectively.
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
During fiscal 2019, Warrants related to the 2018 Notes were exercised, and we distributed approximately 1.1 million shares of our Class A common stock to warrant holders primarily utilizing treasury stock. The number of net shares distributed was determined based on the number of Warrants exercised multiplied by the difference between the exercise price of the Warrants and their daily volume weighted-average stock price. As of October 31, 2019, there were no Warrants outstanding related to the 2018 Notes.
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. As of October 31, 2019, total operating lease right-of-use assets and operating lease liabilities were approximately $289 million and $305 million, respectively.
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that we will exercise such options. The remaining lease term of our leases generally ranges from less than one year to ten years.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Operating lease cost	$19,735	$57,210
Short-term lease cost	4,135	11,980
Variable lease cost	4,042	12,606
Total operating lease cost	$27,912	$81,796

Information related to our operating lease right-of-use assets and operating lease liabilities was as follows (in thousands, except periods and percentages):

	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Cash paid for operating lease liabilities	$19,089	$54,597
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	10,633	337,654

		As of October 31, 2019
Weighted average remaining lease term (in years)		6
Weighted average discount rate		3.52%

(1)	Includes $279 million for operating leases existing on February 1, 2019, and $59 million for operating leases that commenced during the nine months ended October 31, 2019.

As of October 31, 2019, maturities of operating lease liabilities were as follows (in thousands):

Fiscal period:
Remainder of 2020	$15,530
2021	79,396
2022	69,673
2023	56,540
2024	47,084
Thereafter	78,424
Total lease payments	346,647
Less imputed interest	(41,952)
Total	$304,695

As of October 31, 2019, we have additional operating leases, primarily for office space, that have not yet commenced with total undiscounted lease payments of $44 million. These operating leases will commence between fiscal 2020 and fiscal 2021, with lease terms ranging from three to six years.
Related-Party Lease Transactions
We lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California, under various lease agreements. As of October 31, 2019, the operating lease right-of-use assets and operating lease liabilities related to these agreements were $50 million and $61 million, respectively. The weighted average remaining lease term of these agreements is five years. The total rent expense under these agreements was $3 million for each of the three-month periods ended October 31, 2019, and 2018, and $9 million and $8 million for the nine months ended October 31, 2019, and 2018, respectively.
Note 12. Commitments and Contingencies
Computing Infrastructure-Related Commitments
We have entered into non-cancelable agreements with computing infrastructure vendors with various expiration dates. In June 2019, we entered into a $500 million agreement for the use of cloud services that superseded a previous agreement and expires in June 2025. As of October 31, 2019, future non-cancelable minimum payments under these agreements were approximately $488 million.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of October 31, 2019, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Common Stock and Stockholders’ Equity
Common Stock
As of October 31, 2019, there were 167 million shares of Class A common stock, and 63 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). Pursuant to the terms of the EIP, the share reserve increased by 11 million shares in March 2019. As of October 31, 2019, we had approximately 71 million shares of Class A common stock available for future grants.

In connection with the acquisition of Adaptive Insights in fiscal 2019, we assumed unvested awards that had been granted under the Adaptive Insights 2013 Equity Incentive Plan.
We also have a 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1 and exercisable on or about the succeeding November 30 and May 31, respectively, of each year. As of October 31, 2019, approximately 6 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the nine months ended October 31, 2019, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2019	13,013,289	$108.12
RSUs granted	5,279,588	189.80
RSUs vested	(4,879,791)	104.55
RSUs forfeited	(703,906)	124.04
Balance as of October 31, 2019	12,709,180	142.54

As of October 31, 2019, there was a total of $1.7 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2019, 0.5 million shares of performance-based restricted stock units (“PRSUs”) were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2019. During the nine months ended October 31, 2019, we recognized $15 million in compensation cost related to these PRSUs.
Additionally, during fiscal 2020, 0.6 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. We expect to grant additional shares related to this program for employees hired in fiscal 2020. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2020 and if the individual employee continues to provide service through the vesting date of March 15, 2020. During the three and nine months ended October 31, 2019, we recognized $38 million and $57 million in compensation cost related to these PRSUs, and there is a total of $59 million in unrecognized compensation cost which is expected to be recognized over a weighted-average period of approximately four months.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during the nine months ended October 31, 2019, is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2019	5,780,742	$7.96	$1,003
Stock options exercised	(1,729,396)	5.09
Stock options canceled	(42,187)	21.41
Balance as of October 31, 2019	4,009,159	9.06	614
Vested and expected to vest as of October 31, 2019	3,978,040	8.86	610
Exercisable as of October 31, 2019	3,537,621	6.35	551

As of October 31, 2019, there was a total of $43 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately two years.
Note 14. Unearned Revenue and Performance Obligations
$722 million and $547 million of subscription services revenue was recognized during the three months ended October 31, 2019, and 2018, respectively, that was included in the unearned revenue balances as of July 31, 2019, and 2018, respectively. $1.6 billion and $1.2 billion of subscription services revenue was recognized during the nine months ended October 31, 2019, and 2018, respectively, that was included in the unearned revenue balances as of January 31, 2019, and 2018, respectively. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of October 31, 2019, approximately $7.19 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $4.91 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of October 31, 2019, was not material.
Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Interest income	$10,803	$6,995	$32,392	$33,923
Interest expense (1)	(16,205)	(12,348)	(42,279)	(48,165)
Other (2)	1,266	31,970	12,786	38,624
Other income (expense), net	$(4,136)	$26,617	$2,899	$24,382

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
Note 16. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported a tax benefit of $1 million and $5 million for the nine months ended October 31, 2019, and 2018, respectively. The income tax benefits for the nine months ended October 31, 2019, and 2018, were primarily attributable to the application of intra-period tax allocation rules for the gains from comprehensive income and the excess tax benefits in certain foreign jurisdictions from share-based compensation. The income tax benefits were partially offset by state taxes and income tax expenses in profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of October 31, 2019, we continue to maintain a full valuation allowance on our deferred tax assets except in certain jurisdictions.
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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019		2018		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(83,529)	$(32,200)	$(105,549)	$(47,782)	$(252,634)	$(100,082)	$(213,961)	$(99,936)
Denominator:
Weighted-average common shares outstanding	164,896	63,565	149,855	67,839	161,924	64,147	146,951	68,637
Basic and diluted net loss per share	$(0.51)	$(0.51)	$(0.70)	$(0.70)	$(1.56)	$(1.56)	$(1.46)	$(1.46)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of October 31,
	2019	2018
Outstanding common stock options	4,009	6,513
Unvested RSUs and PRSUs	13,329	14,302
Shares related to the convertible senior notes	10,876	10,876
Shares subject to warrants related to the issuance of convertible senior notes	10,876	14,379
Shares issuable pursuant to the ESPP	394	418
	39,484	46,488

Note 18. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
United States	$704,263	$573,473	$2,009,360	$1,568,812
Other countries	233,837	169,716	641,547	464,740
Total	$938,100	$743,189	$2,650,907	$2,033,552

No single country other than the United States had revenues greater than 10% of total revenues for the three and nine months ended October 31, 2019, and 2018. No customer individually accounted for more than 10% of our trade and other receivables, net as of October 31, 2019, or January 31, 2019.

Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment, to a country based on the physical location of the assets. The following table sets forth Property and equipment, net by geographic area (in thousands):

	October 31, 2019	January 31, 2019
United States	$841,752	$726,801
Ireland	70,710	55,306
Other countries	17,205	14,800
Total	$929,667	$796,907

Note 19. Subsequent Event
We have evaluated activity from October 31, 2019, through the date of this filing and identified the following disclosable subsequent event:
In November 2019, we entered into a definitive agreement to acquire ScoutRFP, Inc., a provider of a cloud-based platform for strategic sourcing and supplier engagement, for consideration of approximately $540 million in cash, subject to adjustments. The acquisition is expected to close during our fourth quarter of fiscal 2020, subject to the satisfaction of customary closing conditions, including required regulatory approval.

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
Our diverse customer base includes medium-sized and large, global companies, as well as smaller organizations that primarily use our planning product. We have achieved significant growth in a relatively short period of time with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 11,800 and 10,200 employees as of October 31, 2019, and 2018, respectively.
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
Subscription services revenues accounted for 85% of our total revenues during the three and nine months ended October 31, 2019, and represented 96% of our total unearned revenue as of October 31, 2019. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three and nine months ended October 31, 2019, and 2018, were as follows (in thousands, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2019	2018	% Change	2019	2018	% Change
Revenues:
Subscription services	$798,516	$624,416	28%	$2,256,695	$1,712,224	32%
Professional services	139,584	118,773	18%	394,212	321,328	23%
Total revenues	$938,100	$743,189	26%	$2,650,907	$2,033,552	30%
Total revenues were $938 million for the three months ended October 31, 2019, compared to $743 million during the prior year period, an increase of $195 million, or 26%. Subscription services revenues were $799 million for the three months ended October 31, 2019, compared to $624 million for the prior year period, an increase of $175 million, or 28%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $140 million for the three months ended October 31, 2019, compared to $119 million for the prior year period, an increase of $21 million, or 18%. The increase in professional services revenues was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Total revenues were $2.7 billion for the nine months ended October 31, 2019, compared to $2.0 billion during the prior year period, an increase of $0.7 billion, or 30%. Subscription services revenues were $2.3 billion for the nine months ended October 31, 2019, compared to $1.7 billion for the prior year period, an increase of $0.6 billion or 32%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $394 million for the nine months ended October 31, 2019, compared to $321 million for the prior year period, an increase of $73 million or 23%. The increase in professional services revenues was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Operating Expenses
GAAP operating expenses were $1.0 billion for the three months ended October 31, 2019, compared to $0.9 billion for the prior year period, an increase of $0.1 billion, or 13%. The increase was primarily due to an increase of $0.1 billion in employee-related costs driven by higher headcount.
GAAP operating expenses were $3.0 billion for the nine months ended October 31, 2019, compared to $2.4 billion for the prior year period, an increase of $0.6 billion, or 27%. The increase was primarily due to an increase of $0.5 billion in employee-related costs driven by higher headcount.
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

Non-GAAP operating expenses were $795 million for the three months ended October 31, 2019, compared to $694 million for the prior year period, an increase of $101 million, or 15%. The increase was primarily due to an increase of $76 million in employee-related costs driven by higher headcount.
Non-GAAP operating expenses were $2.3 billion for the nine months ended October 31, 2019, compared to $1.8 billion for the prior year period, an increase of $0.5 billion, or 24%. The increase was primarily due to an increase of $0.3 billion in employee-related costs driven by higher headcount.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended October 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$122,305	$(13,634)	$(7,593)	$101,078
Costs of professional services	148,625	(22,249)	(569)	125,807
Product development	401,742	(118,215)	(4,420)	279,107
Sales and marketing	286,794	(47,142)	(7,820)	231,832
General and administrative	88,884	(29,762)	(1,453)	57,669
Total costs and expenses	$1,048,350	$(231,002)	$(21,855)	$795,493

	Three Months Ended October 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$103,310	$(10,205)	$(11,432)	$81,673
Costs of professional services	119,691	(15,702)	(495)	103,494
Product development	318,003	(86,304)	(3,082)	228,617
Sales and marketing	246,156	(38,720)	(7,717)	199,719
General and administrative	138,784	(57,993)	(758)	80,033
Total costs and expenses	$925,944	$(208,924)	$(23,484)	$693,536

	Nine Months Ended October 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$355,935	$(36,050)	$(31,992)	$287,893
Costs of professional services	424,548	(57,390)	(5,261)	361,897
Product development	1,127,695	(315,210)	(23,431)	789,054
Sales and marketing	839,930	(128,686)	(31,103)	680,141
General and administrative	258,932	(88,122)	(6,772)	164,038
Total costs and expenses	$3,007,040	$(625,458)	$(98,559)	$2,283,023

	Nine Months Ended October 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$271,078	$(26,603)	$(19,671)	$224,804
Costs of professional services	330,124	(39,012)	(2,715)	288,397
Product development	874,427	(230,169)	(15,839)	628,419
Sales and marketing	641,391	(93,699)	(11,336)	536,356
General and administrative	259,533	(99,163)	(3,356)	157,014
Total costs and expenses	$2,376,553	$(488,646)	$(52,917)	$1,834,990

(1)
Share-based compensation expenses were $231 million and $209 million for the three months ended October 31, 2019, and 2018, respectively, and $625 million and $489 million for the nine months ended October 31, 2019, and 2018, respectively. The increase in share-based compensation expenses includes the impact of restricted stock units (“RSUs”) granted to existing and new employees and assumed Adaptive Insights awards.

(2)
Other operating expenses include amortization of acquisition-related intangible assets of $16 million and $19 million for the three months ended October 31, 2019, and 2018, respectively and $55 million and $30 million for the nine months ended October 31, 2019, and 2018, respectively. In addition, other operating expenses include employer payroll tax-related items on employee stock transactions of $6 million and $4 million for the three months ended October 31, 2019, and 2018, respectively and $44 million and $23 million for the nine months ended October 31, 2019, and 2018, respectively.

(3)	See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $122 million for the three months ended October 31, 2019, compared to $103 million for the prior year period, an increase of $19 million, or 18%. The increase was primarily due to increases of $8 million in employee-related costs driven by higher headcount, $5 million in third-party costs for hardware maintenance and data center capacity, and $4 million in facility and IT-related expenses.
GAAP operating expenses in costs of subscription services were $356 million for the nine months ended October 31, 2019, compared to $271 million for the prior year period, an increase of $85 million, or 31%. The increase was primarily due to increases of $29 million in depreciation and amortization expense including our acquisition-related intangible assets, $24 million in employee-related costs driven by higher headcount, and $19 million in third-party costs for hardware maintenance and data center capacity.
Non-GAAP operating expenses in costs of subscription services were $101 million for the three months ended October 31, 2019, compared to $82 million for the prior year period, an increase of $19 million, or 24%. The increase was primarily due to increases of $6 million in depreciation expense related to equipment in our data centers, $5 million in third-party costs for hardware maintenance and data center capacity, and $4 million in employee-related costs driven by higher headcount.
Non-GAAP operating expenses in costs of subscription services were $288 million for the nine months ended October 31, 2019, compared to $225 million for the prior year period, an increase of $63 million, or 28%. The increase was primarily due to increases of $19 million in third-party costs for hardware maintenance and data center capacity, $18 million in depreciation expense related to equipment in our data centers, and $14 million in employee-related costs driven by higher headcount.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $149 million for the three months ended October 31, 2019, compared to $120 million for the prior year period, an increase of $29 million, or 24%. The increase was primarily due to additional costs to staff our deployment and integration engagements.
GAAP operating expenses in costs of professional services were $425 million for the nine months ended October 31, 2019, compared to $330 million for the prior year period, an increase of $95 million, or 29%. The increase was primarily due to additional costs to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $126 million for the three months ended October 31, 2019, compared to $103 million for the prior year period, an increase of $23 million, or 22%. The increase was primarily due to additional costs to staff our deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $362 million for the nine months ended October 31, 2019, compared to $288 million for the prior year period, an increase of $74 million, or 25%. The increase was primarily due to additional costs to staff our deployment and integration engagements.
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
GAAP operating expenses in product development were $402 million for the three months ended October 31, 2019, compared to $318 million for the prior year period, an increase of $84 million, or 26%. The increase was primarily due to increases of $67 million in employee-related costs driven by higher headcount and $11 million in facility and IT-related expenses.
GAAP operating expenses in product development were $1.1 billion for the nine months ended October 31, 2019, compared to $0.9 billion for the prior year period, an increase of $0.2 billion, or 29%. The increase was primarily due to an increase of $0.2 billion in employee-related costs driven by higher headcount.
Non-GAAP operating expenses in product development were $279 million for the three months ended October 31, 2019, compared to $229 million for the prior year period, an increase of $50 million, or 22%. The increase was primarily due to increases of $34 million in employee-related costs driven by higher headcount and $11 million in facility and IT-related expenses.
Non-GAAP operating expenses in product development were $789 million for the nine months ended October 31, 2019, compared to $628 million for the prior year period, an increase of $161 million, or 26%. The increase was primarily due to an increase of $121 million in employee-related costs driven by higher headcount.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $287 million for the three months ended October 31, 2019, compared to $246 million for the prior year period, an increase of $41 million, or 17%. The increase was primarily due to increases of $31 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $4 million in facility and IT-related expenses, and $4 million related to marketing programs.
GAAP operating expenses in sales and marketing were $840 million for the nine months ended October 31, 2019, compared to $641 million for the prior year period, an increase of $199 million, or 31%. The increase was primarily due to increases of $151 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $14 million related to marketing programs, and $14 million in facility and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $232 million for the three months ended October 31, 2019, compared to $200 million for the prior year period, an increase of $32 million, or 16%. The increase was primarily due to increases of $22 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $4 million in facility and IT-related expenses, and $4 million related to marketing programs.
Non-GAAP operating expenses in sales and marketing were $680 million for the nine months ended October 31, 2019, compared to $536 million for the prior year period, an increase of $144 million, or 27%. The increase was primarily due to increases of $110 million in employee-related costs driven by higher headcount and higher commissionable sales volume, $14 million related to marketing programs, and $14 million in facility and IT-related expenses.
We expect that GAAP and non-GAAP sales and marketing expenses will increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $89 million for the three months ended October 31, 2019, compared to $139 million for the prior year period, a decrease of $50 million, or 36%. The decrease was primarily due to one-time transaction and integration-related costs related to the Adaptive Insights acquisition incurred in the prior year that did not recur in the current year.
GAAP operating expenses in general and administrative were $259 million for the nine months ended October 31, 2019, compared to $260 million for the prior year period, a decrease of $1 million. The decrease was primarily due to one-time transaction and integration-related costs related to the Adaptive Insights acquisition incurred in the prior year that did not recur in the current year. This decrease was partially offset by an increase in employee-related costs driven by higher headcount.

Non-GAAP operating expenses in general and administrative were $58 million for the three months ended October 31, 2019, compared to $80 million for the prior year period, a decrease of $22 million, or 28%. The decrease was primarily due to due to one-time transaction and integration-related costs related to the Adaptive Insights acquisition incurred in the prior year that did not recur in the current year.
Non-GAAP operating expenses in general and administrative were $164 million for the nine months ended October 31, 2019, compared to $157 million for the prior year period, an increase of $7 million, or 4%. The increase was primarily due to additional employee-related costs driven by higher headcount, partially offset by one-time transaction and integration-related costs related to the Adaptive Insights acquisition incurred in the prior year that did not recur in the current year.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins improved from (24.6)% for the three months ended October 31, 2018, to (11.8)% for the three months ended October 31, 2019. The improvement in our GAAP operating margins in the three months ended October 31, 2019, was primarily due to higher subscription and professional services revenues and prior year costs attributable to the Adaptive Insights acquisition that did not recur in the current year.
GAAP operating margins improved from (16.9)% for the nine months ended October 31, 2018, to (13.4)% for the nine months ended October 31, 2019. The improvement in our GAAP operating margins in the nine months ended October 31, 2019, was primarily due to higher subscription and professional services revenues and prior year costs attributable to the Adaptive Insights acquisition that did not recur in the current year.
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
Non-GAAP operating margins improved from 6.7% for the three months ended October 31, 2018, to 15.2% for the three months ended October 31, 2019. The improvement in our non-GAAP operating margins in the three months ended October 31, 2019, was primarily due to higher subscription and professional services revenues and prior year costs attributable to the Adaptive Insights acquisition that did not recur in the current year.
Non-GAAP operating margins improved from 9.8% for the nine months ended October 31, 2018, to 13.9% for the nine months ended October 31, 2019. The improvement in our non-GAAP operating margins in the nine months ended October 31, 2019, was primarily due to higher subscription and professional services revenues and prior year costs attributable to the Adaptive Insights acquisition that did not recur in the current year.

Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended October 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(11.8)%	24.6%	2.4%	15.2%

	Three Months Ended October 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(24.6)%	28.1%	3.2%	6.7%

	Nine Months Ended October 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(13.4)%	23.6%	3.7%	13.9%

	Nine Months Ended October 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(16.9)%	24.0%	2.7%	9.8%

(1)	See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
Other income, net decreased $31 million for the three months ended October 31, 2019, as compared to the prior year period. The decrease was primarily due to a decrease in net gains from our equity investments of $28 million.
Other income, net decreased $21 million for the nine months ended October 31, 2019, as compared to the prior year period. The decrease was primarily due to a decrease in net gains from our equity investments of $19 million.
Liquidity and Capital Resources
As of October 31, 2019, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.1 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds.
We have financed our operations primarily through customer payments, sales of equity securities, and issuance of debt. Our future capital requirements depend on many factors, including our customer growth rate, subscription renewal activity, the timing of construction of facilities in Pleasanton, California, and the acquisition of additional facilities, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services, and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We also may choose to seek additional equity or debt financing.

Our cash flows for the three and nine months ended October 31, 2019, and 2018, were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net cash provided by (used in):
Operating activities	$258,002	$114,296	$567,484	$356,145
Investing activities	32,559	(1,268,079)	(355,541)	(640,358)
Financing activities	1,602	2,704	62,915	(306,120)
Effect of exchange rate changes	48	(213)	(204)	(795)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$292,211	$(1,151,292)	$274,654	$(591,128)
Operating Activities
Cash provided by operating activities was $258 million and $114 million for the three months ended October 31, 2019, and 2018, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher cash operating expenses driven by increased headcount.
Cash provided by operating activities was $567 million and $356 million for the nine months ended October 31, 2019, and 2018, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher cash operating expenses driven by increased headcount.
Investing Activities
Cash provided by investing activities for the three months ended October 31, 2019, was $33 million, which was primarily the result of the timing of purchases and maturities of marketable securities, offset by capital expenditures for data center and office space projects of $55 million, capital expenditures related to owned real estate projects of $22 million, and purchases of non-marketable equity and other investments of $10 million.
Cash used in investing activities for the three months ended October 31, 2018, was $1.3 billion, which was primarily the result of a net cash outflow of $1.4 billion related to the Adaptive Insights acquisition, capital expenditures for data center and office space projects of $55 million, capital expenditures related to the construction of our development center of $35 million, and purchases of non-marketable equity and other investments of $29 million. These payments were partially offset by the timing of purchases and maturities of marketable securities and proceeds of $18 million from sales and maturities of non-marketable equity and other investments.
Cash used in investing activities for the nine months ended October 31, 2019, was $356 million, which was primarily the result of capital expenditures for data center and office space projects of $196 million, capital expenditures related to owned real estate projects of $96 million, purchases of non-marketable equity and other investments of $17 million, a net cash outflow related to acquisition activity of $13 million, and the timing of purchases and maturities of marketable securities. These payments were partially offset by proceeds of $55 million from sales of marketable securities.
Cash used in investing activities for the nine months ended October 31, 2018, was $640 million, which was primarily the result of a net cash outflow of $1.4 billion related to the Adaptive Insights acquisition, capital expenditures for data center and office space projects of $158 million, capital expenditures related to the construction of our development center of $110 million, and purchases of non-marketable equity and other investments of $33 million. These payments were partially offset by the timing of purchases and maturities of marketable securities, proceeds of $946 million from sales of marketable securities, and proceeds of $18 million from sales and maturities of non-marketable equity and other investments. The sales of marketable securities during fiscal 2019 were to prepare for the Adaptive Insights acquisition.
We expect capital expenditures related to owned real estate projects will be approximately $110 million for fiscal 2020. We also expect capital expenditures, excluding owned real estate projects, will be approximately $250 million for fiscal 2020. These capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.

Financing Activities
Cash provided by financing activities was $2 million for the three months ended October 31, 2019, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $3 million for the three months ended October 31, 2018, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $63 million for the nine months ended October 31, 2019, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
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
See Results of Operations—Operating Expenses and Results of Operations—Operating Margins for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three and nine months ended October 31, 2019, and 2018.
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
Off-Balance Sheet Arrangements
Through October 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the nine months ended October 31, 2019, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of October 31, 2019, and 2018, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the notes to condensed consolidated financial statements.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $2.1 billion and $1.8 billion as of October 31, 2019, and January 31, 2019, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100 basis points in interest rates would have resulted in an $8 million and $5 million market value reduction in our investment portfolio as of October 31, 2019, and January 31, 2019, respectively. An immediate decrease of 100 basis points in interest rates would have increased the market value by $8 million and $5 million as of October 31, 2019, and January 31, 2019, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in Accumulated other comprehensive income (loss) and are realized only if we sell the underlying securities before maturity.
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
The 2020 Notes and 2022 Notes have fixed annual interest rates of 1.50% and 0.25%, respectively, and therefore we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair values of the fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The carrying values of the 2020 Notes and 2022 Notes were $241 million and $1.0 billion, respectively, as of October 31, 2019. The carrying values represent the liability components of the principal balances of the Notes as of October 31, 2019. The estimated fair values of the 2020 Notes and 2022 Notes were $504 million and $1.5 billion, respectively, as of October 31, 2019. The estimated fair values were determined based on the quoted bid prices of the 2020 and 2022 Notes in an over-the-counter market as of the last trading day for the current fiscal quarter, which were $201.64 and $127.55, respectively. For further information, see Note 10, Convertible Senior Notes, Net, of the notes to condensed consolidated financial statements.

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
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding their employees, customers, and suppliers, as well as their finance and payroll data, and other sensitive business information. As a result, unauthorized access, acquisition, use, or destruction of this data, or unavailability of data, could expose us to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer, consumer, and partner confidence in the security of our applications, destruction of information, indemnity obligations, impairment to our business, and resulting fees, costs, expenses, loss of revenues, and other potential liabilities. We devote significant financial and personnel resources to implement and maintain security measures. While we have security measures in place designed to protect against these risks, preserve the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches, our security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, employees, contractors, vendors or other malfeasance, as well as software bugs, human error, or other technical malfunctions.
Cybersecurity attacks, including threats to our own IT infrastructure or those of our customers or third-party providers, are often targeted at companies such as ours and may take a variety of forms ranging from individual and groups of hackers to sophisticated organizations, including state-sponsored actors. Key cybersecurity risks range from viruses, worms, and other malicious software programs to “mega breaches” targeted against cloud services and other hosted software, any of which can result in disclosure of confidential information and intellectual property, defective products, production downtimes, supply shortages, and compromised data. As the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these attacks or to implement adequate preventative measures.
Furthermore, we have acquired a number of companies, products, services, and technologies over the years. Although we devote significant resources to address any known security issues with respect to such acquisitions, we may still inherit additional risks when we integrate these companies within Workday. In addition, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may generally lose trust in the security of financial management, HCM, and planning applications, analytics platforms, or in cloud applications for enterprises in general. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, require us to compensate our customers for certain losses, or result in lawsuits, regulatory fines, or other action or liabilities, which could adversely affect our business and operating results.
We depend on data centers and computing infrastructure operated by third parties, and any disruption in these operations could adversely affect our business.
We host our applications and serve our customers from data centers located in the United States, Europe, and Canada. While we control and have access to our servers and all of the components of our network that are located in our external data centers, we do not control certain aspects of these facilities, including their operation and security. The owners of our data center facilities have limited or no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired or ceases business, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and experience possible service interruptions in connection with doing so.
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
Our customers can use our applications to collect, use, and store personal or identifying information regarding a variety of individuals in connection with their operations, including but not limited to their employees, contractors, students, job applicants, customers, and suppliers. National and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, transfer, processing, protection, and disclosure of personal information obtained from consumers and individuals, which could impact our ability to offer our services in certain jurisdictions or our customers’ ability to deploy our solutions globally. Privacy and data protection laws are particularly stringent in Europe. The costs of compliance with and other burdens imposed by such laws, regulations, and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or our subprocessors fail to adhere to adequate data protection practices around the usage of and access to our customers’ personal data or fail to report security breaches within timeframes mandated by law or our customer contracts, we may be liable for certain losses of our customers, and it may damage our reputation and brand.
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
Furthermore, some of our products and services currently utilize or will utilize new and evolving technologies such as machine learning, artificial intelligence, and blockchain. While existing laws and regulations may apply to these types of technologies, the overall regulatory environment governing these types of technologies is still currently undeveloped and likely to evolve as government interest in these technologies increases. Regulation of these technologies also varies greatly among international, federal, state, and local jurisdictions and is subject to significant uncertainty. Governments and agencies may in the future change or amend existing laws, or adopt new laws, regulations, or guidance, or take other actions which may severely impact the permitted uses of these technologies. Any failure by us to comply with applicable laws, regulations, guidance, or other rules could result in costly litigation, penalties, or fines. In addition, these regulations could establish and further expand our obligations to customers, individuals, and other third parties with respect to these types of products and services, limit the countries in which such products and services may be used, restrict the way we structure and operate our business, and reduce the types of customers and individuals who can use our products and services. Increased regulation and oversight of products or services which utilize or rely on these new technologies may result in costly compliance burdens or otherwise increase our operating costs, detrimentally affecting our business. These new technologies could subject us to additional litigation brought by private parties, which could be costly, time-consuming, and distracting to management and could result in substantial expenses and losses.

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
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. For example, we grew from approximately 10,200 employees as of October 31, 2018, to approximately 11,800 employees as of October 31, 2019, and we have also significantly increased the size of our customer base. We anticipate that we will continue to expand our operations and headcount in the near term, and to expand our customer base. This growth has placed, and future growth will place, a significant strain on our management, general and administrative resources, and operational infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. As we continue to grow, we also need to ensure that our policies and procedures evolve to reflect our current operations and are appropriately communicated to and observed by employees, and that we appropriately manage our corporate information assets, including confidential and proprietary information. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
We may expand the capabilities of our applications, seek to operate in new markets, and/or seek to enter new lines of business, some of which we may have very limited or no experience in. As an entrant to new markets and new lines of business, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses, especially with regard to these new markets and new lines of business. We may also fail to accurately anticipate adoption rates of these applications or their underlying technology. For example, machine learning, artificial intelligence, and blockchain are propelling advancements in technology, but if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. Also, we may not be able to properly price our solutions in these markets, which could negatively affect our ability to sell to customers or reach profitability. Furthermore, customers may demand more features and professional services, which may require us to devote greater research and development, sales, support, and professional services resources to these customers. This could strain our resources and result in increased costs. If we are not able to address these challenges, or if our investments in selling and marketing our solutions to new markets are unsuccessful, our business and results of operations will suffer.
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

If we are not able to provide successful enhancements, new features, and modifications, or realize a return on the investments we have made toward innovative technologies such as artificial intelligence, machine learning, and blockchain, our business and results of operations could be adversely affected.
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
We also continue to invest in development initiatives that utilize new and evolving technologies, such as machine learning, artificial intelligence, and blockchain. Like other new and evolving technologies, the regulatory and market environments for these technologies are constantly changing and subject to substantial uncertainty. There is no guarantee that these investments will result in viable products or that such products will be broadly adopted by the markets in which we offer them. If we fail to generate adequate revenue from products which rely on these technologies, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our business or financial condition.
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
We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel, or otherwise offer growth opportunities. For example, during the third quarter of fiscal 2019, we acquired Adaptive Insights, and in November 2019, we entered into a definitive agreement to acquire ScoutRFP, Inc. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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
If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be adversely affected.
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
Our future success also depends in part on our ability to sell additional products to our current customers, and the success rate of such endeavors is difficult to predict, especially with regard to any new lines of business that we may introduce from time to time. This may require increasingly costly marketing and sales efforts that are targeted at senior management, and if these efforts are not successful, our business and results of operations may suffer.
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
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, they may claim that our applications and underlying technology infringe or violate their intellectual property rights, even if we are unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, require us to change our products, technology, or business practices, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, from time to time we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims.
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
As of October 31, 2019, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2020 and 2039. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2023. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of October 31, 2019, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 53 million shares of Class B common stock and 0.3 million shares of Class A common stock. As of October 31, 2019, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable stock options to acquire approximately 1 million shares of Class B common stock and 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors, and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2019. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 11, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended October 31, 2019, we issued 20 shares of our unregistered Class A common stock to holders of our 2020 Notes upon settlement of conversion of an immaterial aggregate principal amount of such notes. This share amount represents the conversion value of the 2020 Notes in excess of the principal amount of notes converted.
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
Dated: December 4, 2019

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
Co-President and Chief Financial Officer (Principal Financial Officer)