Form 10-K
period 2020-01-31
Workday, Inc.
filed 2020-03-03
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of July 31, 2019 (based on a closing price of $199.98 per share) held by non-affiliates was approximately $32.9 billion. As of February 28, 2020, there were approximately 170 million shares of the registrant’s Class A common stock and 62 million shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2020. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2020.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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
Our fiscal year ends on January 31. References to fiscal 2020, for example, refer to the year ended January 31, 2020.
ITEM 1. BUSINESS
Overview
Workday is a leading provider of enterprise cloud applications for finance and human resources. Founded in 2005, Workday delivers financial management, human capital management, planning, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. Organizations ranging from medium-sized businesses to Fortune 50 enterprises have selected Workday. We achieved this leadership position through our innovative and adaptable technology, our core values, and our commitment to customer satisfaction. Workday is leading the way in helping organizations better manage their financial and human capital resources with one system that helps enable them to plan, execute, analyze, and extend — all powered by machine learning.
Organizations today operate in environments that are highly complex and changing at an increasingly rapid rate. Managers and employees must synthesize vast amounts of information and react quickly to changes in global business and regulatory environments. To be successful, they need adaptable software that enables informed decision making about the enterprise-wide allocation of their current and future people and financial resources. Additionally, managers and employees expect to interact with enterprise systems in an open, intuitive, and collaborative way, including real-time access through a wide range of mobile and computing devices.
Workday is delivered in the cloud, enabling organizations to embrace change in their operating environments. Our rapid innovation cycles provide customers with new product functionality, support for regulatory requirement updates, increased performance, and an enhanced user experience, all delivered via biannual feature releases in addition to weekly updates that require minimal downtime. With this product delivery model, Workday customers benefit from the most current technologies without the burden of costly, time-consuming upgrades typically associated with traditional on-premise software. Through every update and feature release, all Workday customers remain on the same version of the software, with access to one data model, one security model, one user experience, and one Workday community.

Our innovative technology leverages the most recent advances in cloud computing and data management, allowing us to deliver applications that are highly functional, flexible, secure, and fast. This approach substantially reduces the need for our customers to buy and support a broad range of IT infrastructure, significantly reducing costs and minimizing complexity. Key features of our technology infrastructure include:
•a multi-tenant architecture, in which customers are on the same version of our software, enabling innovations to be deployed quickly;
•objects that represent real-world entities, such as employees, benefits, budgets, charts of accounts, and organizations, combining business logic and data in one place and creating actionable analytics that are part of our core transactional system of record;
•in-memory data management, allowing the rapid and efficient delivery of embedded business intelligence;
•embedded machine learning, providing better predictions so customers can make more informed financial and workforce decisions; and
•open, standards-based web-services application programming interfaces and pre-built packaged integrations and connectors.
Our Products
Workday Financial Management
Workday Financial Management is a comprehensive, unified set of applications built on a single global core with a full range of financial capabilities, relevant analytics and metrics, and fully auditable process management built to help streamline financial processes for global organizations. Workday Financial Management provides core finance functions, including:
•general ledger, accounting, accounts payable, accounts receivable, cash management, asset management, revenue management, and grants management; and
•built-in financial, operational, and management reporting and analysis in real time without the use of complex and expensive bolt-on business intelligence systems.
Workday Spend Management
•Workday Expenses delivers user-friendly technology to capture, monitor, and control employee expenses on any device
•Scout Sourcing from Scout RFP (“Scout”), acquired by Workday in December 2019, helps organizations source faster and improve spend outcomes from project intake to contract and supplier management
•Workday Procurement provides a single solution to manage the procure-to-pay process for both goods and services spend
•Workday Inventory provides an end-to-end solution for all aspects of the materials management process that helps organizations manage their internal supply chain.
Workday Accounting Center
Workday Accounting Center, which we currently expect to be available in fiscal 2021, will provide a single point of control and maintenance for accounting rules across an organization, automating accounting and enriching financial data for reporting and analysis by transforming business activity from various data sources, such as loan origination systems or insurance claims systems, into journal entries.
Workday Human Capital Management
Workday Human Capital Management (“HCM”) enables organizations to attract, manage, develop, and retain their global workforce. Workday HCM includes:
•Global human resources management, including workforce lifecycle management, organization management, compensation, absence, and employee benefits administration;
•Global talent management including goal management, performance management, succession planning, and career and development planning; and
•Skills cloud, a machine-learning-powered universal skills language to help source, utilize, develop, and retain talent with the necessary skills to meet evolving business needs.

Workday Talent Management
•Workday Recruiting helps hiring managers, the interview team, and recruiters acquire talent faster, while supporting the candidate experience
•Workday Learning combines peer-generated content, interactive media, and learning management in a single application, delivering a unified learning experience across the workforce
•Workday People Experience applications, which we currently expect to be available in fiscal 2021, will use machine learning to curate unique experiences by user, such as guidance in career development, answers to human resources and payroll questions, and customized content
•Workday Credentials, which we currently expect to be available in fiscal 2021, will allow organizations to issue verified credentials such as employment history, education, skills, and compensation information to individuals. Individuals will be able to manage and share their credentials via a mobile app
•Workday Talent Optimization, which we currently expect to be available in fiscal 2021, will provide innovative solutions to help organizations grow and develop talent, including a talent marketplace to connect employees to internal opportunities matched to their skills and interests, a career hub to help employees grow their careers with machine learning-driven career guidance and learning recommendations, and employee experience analytics to provide leaders with on-demand access to employee engagement insights.
Workday Workforce Management
•Workday Time Tracking, our time and attendance management application, is designed to automate workforce management processes, reducing costs and compliance risks
•Workday Payroll addresses a full spectrum of enterprise payroll needs with control, accuracy, and flexibility. We provide payroll solutions in the U.S., Canada, the UK, and France as well as a global payroll cloud partner program to support additional customer needs.
Adaptive Insights Business Planning Cloud
Adaptive Insights Business Planning Cloud helps organizations better plan, execute, and analyze across the enterprise. It empowers finance, human resources, and business units with flexible modeling capabilities that enable collaborative, company-wide business planning, including financial, workforce and sales planning.
Workday Analytics Offerings
Workday Prism Analytics enables customers to bring together data from Workday or any other source and blend, transform, and prepare it for analysis, while providing finance and human resources teams with secure, self-service access to the data they need.
Workday People Analytics uses augmented analytics to surface key insights on human resources areas, such as hiring, organizational composition, and diversity and inclusion, and narrate the findings in a natural language called a “story.” This reduces time spent on manual data exploration, while empowering decision-makers to take action on critical trends.
Workday Data-as-a-Service (“DaaS”) is a cloud service that provides valuable data to customers to enable more informed decision making. Workday Benchmarking is a Workday DaaS offering that provides key metrics to customers seeking a better understanding of their company’s relative performance in comparison to peers to help achieve optimal performance in their respective markets.
Workday Industry Solutions
Workday Student is a student and faculty information system to help colleges and universities manage the student lifecycle, including admissions and recruiting, financial aid, student records, and curriculum management. The Workday Student application suite includes: Academic Foundation, Student Recruiting, Student Admissions, Curriculum Management, Student Records, Academic Advising, Financial Aid, Student Financials, and Student Recruiting.
Workday Professional Services Automation supports the complete billable projects lifecycle, including project and resource management, time and expense tracking, project billing, revenue recognition, financial reporting, and analytics within a single solution.
Workday Healthcare combines procurement, inventory, financials, planning, and analytics in a single cloud-based system. This solution helps healthcare providers reduce supply chain costs, improve inventory control, and automate purchasing and tracking of items and services needed to support patient care.

Workday Cloud Platform
Workday Cloud Platform is designed to allow customers to extend Workday's core applications, enabling customers to address unique business or industry use cases. The platform includes tools for building, deploying and serving extension applications from within the Workday cloud.
Customers
Our diverse customer base includes medium-sized and large, global companies, as well as smaller organizations that primarily use our planning product. Our customers span numerous industry categories, including technology, financial services, business and professional services, healthcare and life sciences, manufacturing, retail and hospitality, education, government, and non-profit. No individual customer represented more than 10% of our revenues during fiscal 2020.
We have built a company culture centered around customer success and satisfaction. As part of this, we have designed programs to provide customers with service and education options to enhance their experience with our applications. These options include 24/7 support; training; a professional services ecosystem of trained Workday consulting teams and system integrators; a Customer Success Management group to assist customers in production; and Workday Community, an online portal where customers can collaborate and share knowledge and best practices.
Backlog
Backlog, which is equivalent to our remaining performance obligations, represents our total contractual commitments for which subscription services will be performed. Backlog generally increases with bookings and generally converts into revenue as contractual commitments are fulfilled. For further information, see Note 15, Unearned Revenue and Performance Obligations, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Employees
As of January 31, 2020, we had approximately 12,200 employees. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.
Sales and Marketing
We sell Workday subscription services primarily through our direct sales organization, which is comprised of field sales and field sales support personnel. The Workday Field Sales team is aligned by geography, industry, and/or prospect size. We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs and strategic relationships. Our marketing programs target senior business leaders, including finance, procurement, human resources, and IT executives.
As a core part of our strategy, we have developed an ecosystem of partners to both broaden and complement our application offerings and to provide services that are outside of our focus. These relationships include software and technology partners, consulting and deployment service providers, Workday Ventures partners, and business process outsourcing partners, who help enable Workday to address challenges our customers face while focusing on executing against our strategy.
Product Development
Our ability to compete depends in large part on our continuous commitment to product development and our ability to rapidly introduce and acquire new products, technologies, features, and functionality. Our product development organization is responsible for product design, development, testing, and certification. We focus our efforts on developing new products and core technologies as well as further enhancing the usability, functionality, reliability, security, performance, and flexibility of existing products.
Competition
The overall market for enterprise application software is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs, and frequent introductions of new products. We currently compete with large, well-established, enterprise application software vendors, such as Oracle Corporation (“Oracle”) and SAP SE (“SAP”). We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based solutions. These vendors include The Ultimate Software Group, Inc.; Automatic Data Processing, Inc.; Infor, Inc.; Ceridian HCM Holding Inc.; Microsoft Corporation; Anaplan, Inc.; and Coupa Software Inc.

In addition, other cloud companies that provide services in different markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. However, the domain expertise that is required for a successful solution in the areas of financial management, HCM, and analytics may inhibit new entrants that are unable to invest the necessary capital to accurately reflect global requirements and regulations. We expect continued consolidation in our industry that could lead to significantly increased competition.
We believe the principal competitive factors in our markets include:
•level of customer satisfaction and quality of customer references;
•speed to deploy and ease of use;
•breadth and depth of application functionality;
•total cost of ownership;
•brand awareness and reputation;
•adaptive technology platform;
•capability for configuration, integration, security, scalability, and reliability of applications;
•operational excellence to ensure system availability, scalability, and performance;
•ability to innovate and rapidly respond to customer needs;
•domain expertise on financial, human resources, and payroll regulations;
•size of customer base and level of user adoption;
•customer confidence in financial stability and future viability; and
•ability to integrate with legacy enterprise infrastructures and third-party applications.
We believe that we compete favorably based on these factors. Our ability to remain competitive will largely depend on our ongoing performance in product development and customer support.
For more information regarding the competitive risks we face, see the information under “Item 1A: Risk Factors” included elsewhere in this report.
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We require our employees, contractors, consultants, suppliers, and other third parties to enter into confidentiality and proprietary rights agreements, and we control access to software, documentation, and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights, and trademarks, as well as contractual protections and controls to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel; creation of new products, features and functionality; and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.
Corporate Information
We were incorporated in March 2005 in Nevada, and in June 2012 we reincorporated in Delaware. Our principal executive offices are located at 6110 Stoneridge Mall Road, Pleasanton, California 94588, and our telephone number is (877) WORKDAY. Our website address is www.workday.com. The information on, or that can be accessed through, our website is not part of this report. Workday, the Workday logo, our Built for the future® tagline, and other trademarks of ours are our registered intellectual property in the United States and elsewhere. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The public may obtain these filings from the Securities and Exchange Commission (“SEC”)’s website at http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding Workday and other companies that file materials with the SEC electronically. Copies of Workday’s reports on Form 10-K, Forms 10-Q, and Forms 8-K, may be obtained, free of charge as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC, electronically through our website, http://www.workday.com/company/investor_relations/sec_filings.php.
Workday uses its blogs.workday.com website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD.

ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes included elsewhere in this report, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business. If any of the following risks actually occurs, our business operations, financial condition, operating results, and prospects could be materially and adversely affected. The market price of our securities could decline due to the materialization of these or any other risks, and you could lose part or all of your investment.
Risk Factors Related to Our Business
If our security measures are breached or unauthorized access to customer or user data is otherwise obtained, our applications may be perceived as not being secure, customers and end users may reduce the use of or stop using our applications, and we may incur significant liabilities.
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, customers, and suppliers, as well as financial and payroll data and other sensitive business and personal information. As a result, unauthorized access, acquisition, use, or destruction of this data, or unavailability of data, could expose us to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer, consumer, and partner confidence in the security of our applications, destruction of information, indemnity obligations, impairment to our business, and resulting fees, costs, expenses, loss of revenues, and other potential liabilities. We devote significant financial and personnel resources to implement and maintain security measures. While we have security measures in place that are designed to protect against these risks, preserve the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches, our security measures may be compromised as a result of intentional misconduct, including by computer hackers, employees, contractors, or vendors, as well as software bugs, human error, technical malfunctions, or other malfeasance.
Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individual and groups of hackers to sophisticated organizations, including state-sponsored actors. Key cybersecurity risks range from viruses, worms, and other malicious software programs, including phishing attacks, to “mega breaches” targeted against cloud services and other hosted software, any of which can result in disclosure of confidential information and intellectual property, defective products, production downtimes, and compromised data. As the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these attacks or to implement adequate preventative measures. Although we have developed systems and processes that are designed to protect our data, our customer data, and other user data, to prevent data loss, and to prevent or detect security breaches, there can be no assurance that such measures will be effective against all cybersecurity threats.
Furthermore, we have acquired a number of companies, products, services, and technologies over the years. Although we devote significant resources to address any known security issues with respect to such acquisitions, we may still inherit additional risks when we integrate these companies within Workday. In addition, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may generally lose trust in the security of financial management, HCM, planning, procurement, or analytics applications, or in cloud applications for enterprises in general. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, require us to compensate our customers or other users for certain losses, or result in lawsuits, regulatory fines, or other action or liabilities, which could adversely affect our business and operating results.

If we fail to properly manage our technical operations infrastructure, experience service outages or delays in the deployment of our applications, or our applications fail to perform properly, we may be subject to liabilities and our reputation and operating results may be adversely affected.
We have experienced significant growth in the number of users, transactions, and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers and users, as well as our own needs, and to ensure that our services and solutions are accessible within an acceptable load time. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, updates, the evolution of our applications, and to reduce infrastructure latency associated with dispersed geographic locations. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure requirements, we may experience service outages. Furthermore, if our operations infrastructure fails to scale, we may experience delays in providing service as we seek to obtain additional capacity, and no assurance can be made that we will be able to secure such additional capacity on the same or similar terms as we currently have, which could result in a significant increase in our operating costs. Furthermore, any failure to scale and secure additional capacity could result in delays in new feature rollouts, reduce the demand for our applications, result in customer and end user dissatisfaction, and adversely affect our business and operating results.
We have experienced, and may in the future experience, system disruptions, outages, and other performance problems, including the failure of our applications to perform properly. These problems may be caused by a variety of factors, including infrastructure changes, vendor issues, software defects, human error, viruses, worms, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Because of the large amount of data that we collect and process in our systems, it is possible that these issues could result in data loss or corruption, or cause the data to be incomplete or contain inaccuracies that our customers and other users regard as significant. Furthermore, the availability or performance of our applications could also be adversely affected by our customers’ and other users’ inability to access the internet. For example, our customers and other users access our applications through their internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ and other users’ access to our applications, which could adversely affect their perception of our applications’ reliability and our revenues.
Our customer agreements typically provide for monthly service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications as a result of the foregoing or otherwise, we may be contractually obligated to issue service credits or refunds to customers for prepaid and unused subscription services, our customers may make warranty or other claims against us, or we could face contract terminations, which would adversely affect our attrition rates. Any extended service outages could result in customer losses and adversely affect our reputation, business, and operating results.
Furthermore, our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
We depend on data centers and computing infrastructure operated by third parties, and any disruption in these operations could adversely affect our business and operating results.
We host our applications and serve our customers from data centers located in the United States, Europe, and Canada. While we control and have access to our servers and all of the components of our network that are located in these data centers, we do not control certain aspects of these facilities, including their operation and security. The owners of these data center facilities have limited or no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if any of these data center operators are acquired or cease to do business, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and experience possible service interruptions in connection with doing so.
In addition, we also rely upon third-party hosted infrastructure partners globally, including Amazon Web Services (“AWS”) and Dimension Data, to serve customers and operate certain aspects of our services, such as environments for development testing, training, sales demonstrations, and production usage. Any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.

Problems faced by these data center operators or hosted infrastructure partners, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers or other users. These data center operators or hosted infrastructure partners could decide to close their facilities or cease operations without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by these data center operators, our hosted infrastructure partners, or any of the other service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.
Additionally, if these data center operators or hosted infrastructure partners are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at these data centers or at our hosted infrastructure partners or any errors, defects, disruptions, or other performance problems with our applications or the infrastructure on which they run could adversely affect our reputation and may damage our customers’ or other users’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers for prepaid and unused subscription services, subject us to potential liabilities, result in contract terminations, or adversely affect our renewal rates.
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
Privacy concerns and domestic or foreign laws and regulations may reduce the effectiveness of our applications, result in significant costs and compliance challenges, and adversely affect our business and operating results.
Our customers can use our applications to collect, use, and store personal or identifying information regarding a variety of individuals in connection with their operations, including but not limited to their employees, contractors, students, job applicants, customers, and suppliers. Additionally, individuals using our WayToTM by Workday application may store, manage, and share with certain organizations credentials such as employment history, education, skills, and compensation information. National, state and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, transfer, processing, protection, and disclosure of personal information obtained from consumers and individuals, which could impact our ability to offer our services in certain jurisdictions or our customers’ ability to deploy our solutions globally. Privacy and data protection laws are particularly stringent, and the costs of compliance with and other burdens imposed by such laws, regulations, and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness, or use of our applications. Moreover, if we or our subprocessors fail to adhere to adequate data protection practices around the usage of and access to our customers’ and other users’ personal data or fail to report a data breach or other loss of data within timeframes mandated by law or our customer contracts, we may be liable for certain losses, and it may damage our reputation and brand.
Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Workday and our customers. In 2016, the European Union (“EU”) adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR. If we are unable to provide adequate assurances to such customers, demand for our applications could be adversely affected. In addition, we must continue to seek assurances from our subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR. In addition, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA gives California consumers certain rights similar to those provided by the GDPR, and customers and other users may seek similar assurances from suppliers regarding compliance. Moreover, there are a number of other legislative proposals in the EU and the United States, at both the federal and state level, as well as other jurisdictions that could impose additional and potentially conflicting obligations in areas affecting our business.

In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that may place additional burdens on us. Our customers may expect us to meet voluntary certifications or adhere to other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our applications and adversely affect our business and operating results.
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
The markets for financial management and HCM applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are Oracle and SAP, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. Oracle and SAP are larger and have greater name recognition, significantly longer operating histories, larger marketing budgets, and significantly greater resources than we do. These vendors, as well as other competitors, could offer financial management and HCM applications on a standalone basis at a low price or bundled as part of a larger sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances, and organic development. We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based solutions. These vendors include, without limitation: The Ultimate Software Group, Inc., Automatic Data Processing, Inc., Infor, Inc., Ceridian HCM Holding Inc., Microsoft Corporation, Anaplan, Inc., and Coupa Software Inc. In addition, other cloud companies that provide services in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. As the market matures and as existing and new market participants introduce new types of technologies and different approaches that enable organizations to address their human capital management and financial needs, we expect this competition to intensify in the future.
Many of our competitors are able to devote greater resources to the development, promotion, and sale of their products and services. This may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. Furthermore, our current or potential competitors may be acquired by, or merge with, third parties with greater available resources and the ability to initiate or withstand substantial price competition. For example, Kronos Incorporated and The Ultimate Software Group, Inc. have recently announced that they have entered into a definitive merger agreement. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, system integrators, and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. If our competitors’ products, services, or technologies become more accepted than our products, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business and operating results.

If we are not able to realize a return on our current development efforts or offer new features, enhancements, and modifications to our services, our business and operating results could be adversely affected.
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. If we are unable to provide new features, enhancements, and modifications in a cost-effective manner that achieve market acceptance or that keep pace with rapid technological developments, our business and operating results could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to improve their utility to larger customers with complex, dynamic, and global operations. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to the technologies required to build and improve our applications, such as the datasets required to train our machine learning models. As a result, we may not be successful in developing these new features, enhancements, modifications, and applications, and bring them to market timely, if at all. Failure in this regard may significantly impair our revenue growth by negatively impacting our customer renewal rates or our ability to attract new customers.
Our growth depends on the success of our strategic relationships with third parties as well as our ability to successfully integrate our applications with a variety of third-party technologies.
We depend on relationships with third parties such as deployment partners, technology and content providers, and other key suppliers, and are also dependent on third parties for the license of certain software and development tools that are incorporated into or used with our applications. In addition, we rely upon licensed third-party software to help improve our internal systems, processes, and controls. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. We may be at a disadvantage if our competitors are effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services, or in negotiating better rates or terms with such third parties. In addition, acquisitions of our partners by our competitors could end our strategic relationship with the acquired partner and result in a decrease in the number of our current and potential customers, or the support services available for third-party technology may be negatively affected by mergers and consolidation in the software industry. If we are unsuccessful in establishing or maintaining our relationships with these third parties, or in monitoring the quality of their products or performance, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer.
To the extent that our applications depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications, and injure our reputation. Furthermore, software may not continue to be available to us on commercially reasonable terms. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Integration of new software into our applications may require significant work and require substantial investment of our time and resources.
We also need to continuously modify and enhance our applications to keep pace with changes in third-party internet-related hardware, iOS, Android, other mobile-related technologies, and other third-party software, communication, browser, and database technologies. We must also appropriately balance the application capability demands of our current customers with the capabilities required to address the broader market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our product development expenses. Any failure of our applications to operate effectively with future network platforms and other third-party technologies could reduce the demand for our applications, result in customer and end user dissatisfaction, and adversely affect our business and operating results. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could materially impair our ability to provide solutions or professional services to our customers in a timely manner, cause us to lose customers, limit us to smaller deployments of our solutions, or increase our technical support costs.

Our historic revenue growth rates should not be viewed as indicative of our future performance.
Our revenue growth rates have declined and may decline again in the future as the size of our customer base and market penetration increases. In addition, our future rate of growth is subject to a number of uncertainties, including general economic and market conditions, as well as risks associated with growing companies in rapidly changing industries. Other factors may also contribute to declines in our growth rates, including slowing demand for our services, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the maturation of our business, and customer and user concerns regarding privacy and security with respect to placing sensitive information on a cloud-based platform, among others. As our growth rates decline, investors’ perceptions of our business and the trading price of our securities could be adversely affected.
Additionally, our ability to accurately forecast our future rate of growth is limited. It is difficult to predict customer and other user adoption rates and demand for our applications, the future growth rate and size of the cloud computing market for financial management and HCM services, or the entry of competitive applications. We plan our expense levels and investments on estimates of future revenue and anticipated rates of growth. If our growth does not meet estimates, we may not be able to adjust our spending quickly enough to avoid an adverse impact on our financial results as a consequence of spending that is not aligned with our actual performance.
Moreover, we have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, including the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have experienced, and are continuing to experience, a period of rapid growth in our customers, headcount, and operations. We anticipate that we will continue to expand our customer base, headcount, and operations. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and operating results.
We may lose key employees or be unable to attract, train, and retain highly skilled employees.
Our success and future growth depend largely upon the continued services of our executive officers, other members of senior management, and other key employees. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and they could terminate their employment with us at any time. From time to time, there may be changes in our executive management team and to other key employee roles resulting from organizational changes or the hiring or departure of executives or other employees, which could have a serious adverse effect on our business and operating results.
To execute our growth plan, we must attract, train, and retain highly qualified personnel. In the technology industry, and particularly in the San Francisco Bay Area, the competition is intense for highly skilled employees, especially for engineers with significant experience in designing and developing software and internet-related services, including in the areas of machine learning and artificial intelligence, for cybersecurity professionals, and for senior sales executives. In addition, the expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Identifying and recruiting qualified personnel and training them in our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. Our business may be adversely affected if our efforts to attract and train new members of our direct sales force do not generate a corresponding increase in revenues. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in desired geographic areas or at all.

Many of the companies with which we compete for experienced personnel have greater resources than we have and may offer more lucrative compensation packages than we offer. Job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. Additionally, job candidates may be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have a chilling effect on hiring and result in a diversion of our time and resources. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.
If we cannot maintain our corporate culture, we could lose the innovation, teamwork, and passion that we believe contribute to our success, and our business may be harmed.
We believe that a critical component of our success has been our corporate culture, as reflected in our core values: employees, customer service, innovation, integrity, fun, and profitability. We also believe that our commitment to our corporate culture, as well as our commitment to building products and services that help provide our customers with information regarding their own workforce and corporate culture, is part of the reason why our customers choose us. As we continue to grow, both organically and through acquisitions of employee teams, and develop the infrastructure associated with being a more mature public company, we will need to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to achieve our corporate objectives, including our ability to quickly develop and deliver new and innovative products.
Because we encounter long sales cycles when selling to large customers and we recognize subscription services revenues over the term of the contract, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription services revenues over time as services are delivered to the customer, which typically occurs over a period of three years or longer. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscription contracts in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenues in future quarters. Additionally, because much of our sales efforts are targeted at large enterprise customers, our sales cycles involve greater costs, longer sales cycles, the provision of greater levels of education regarding the use and benefits of our applications, less predictability in completing some of our sales, and varying deployment timeframes based on many factors including the number, type, and configuration of applications being deployed, the complexity, scale, and geographic dispersion of the customers’ business and operations, the number of integrations with other systems, and other factors, many of which are beyond our control. Our typical sales cycles are six to twelve months but can extend for eighteen months or more, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rate of renewals may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenues. In addition, a majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription services revenues from new customers generally are recognized over the applicable subscription term.
Our business could be adversely affected if our users are not satisfied with the deployment, training, and support services provided by us and our partners.
Our business depends on our ability to satisfy our customers and end users, both with respect to our application offerings and the professional services that are performed to help them use features and functions that address their business needs. High customer satisfaction requires that our customers undergo a successful implementation and be properly trained on our applications to effectively implement and increase their level of adoption of such applications. Incorrect or improper implementation or use of our applications could result in customer and user dissatisfaction and harm our business and operating results.

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
Additionally, in order to maximize the value of our applications, we must continue to educate and train our customers and end users to develop the skills necessary to harness the power of our applications. If we are not able to effectively educate and train our users, they may choose not to renew their subscriptions, market perceptions of our company and our applications may be impaired, and our reputation and brand may suffer. Customers and other users also depend on our support organization to provision the environments used by our customers and to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. Failure to maintain high-quality technical support and training, or a market perception that we do not maintain high-quality support or training, could adversely affect our reputation, our ability to offer and sell our applications, our renewal rates, and our business and operating results.
Our ability to predict the rate of customer subscription renewals or adoptions and the impact these renewals and adoptions will have on our revenues or operating results is limited.
As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. From time to time, we may also change our pricing structure, which could adversely impact demand for our products. Moreover, large customers, which are a primary focus of our sales efforts, may demand greater price concessions. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenues, profitability, financial position, and cash flow.
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
Our future success also depends, in part, on our ability to sell additional products to our current customers, and the success rate of such endeavors is difficult to predict, especially with regard to any new lines of business that we may introduce from time to time. This may require increasingly costly marketing and sales efforts that are targeted at senior management, and if these efforts are not successful, our business and operating results may suffer. Additionally, acquisitions of our customers could lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.
If we fail to develop widespread brand awareness cost-effectively, our business may suffer.
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. In addition, positions we take on social and ethical issues from time to time may impact our ability to attract or retain customers, and any perceived changes to our public commitments to sustainability, equality and ethical use could adversely impact our brand, reputation, and relationships with our customers and other users.
If we fail to successfully promote and maintain our brand, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our applications. Additionally, the loss of one or more of our key customers, or a failure to renew our subscription agreements with one or more of our key customers, could significantly impair our ability to market our applications which, in turn, could have a negative impact on our revenues, reputation, and our ability to obtain new customers. In addition, if our brand is negatively impacted, it may be more difficult to hire and retain employees.

We have acquired, and may in the future acquire, other companies, employee teams, or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.
We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel, or otherwise offer growth opportunities. For example, during the third quarter of fiscal 2019, we acquired Adaptive Insights, and during the fourth quarter of fiscal 2020, we acquired Scout. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
We may not be able to integrate acquired personnel, operations, and technologies successfully, or effectively manage the combined operations following any acquisition. We also may not achieve the anticipated benefits from an acquisition due to a number of factors, including:
•inability to integrate or benefit from an acquisition in a profitable manner;
•acquisition-related costs, liabilities, or tax impacts, some of which may be unanticipated;
•difficulty in integrating the intellectual property, technology infrastructure, and operations of the acquired business, including difficulty in addressing security issues of the acquired business;
•difficulty in integrating and retaining the personnel of the acquired business, including integration of the culture of the acquired company and Workday;
•difficulty in leveraging the data of the acquired business if it includes personal data;
•ineffective or inadequate controls, procedures, or policies at the acquired company;
•multiple product lines or service offerings, as a result of our acquisitions, that are offered, priced, and supported differently;
•difficulties and additional expenses associated with synchronizing product offerings, customer relationships, and contract portfolio terms and conditions between Workday and the acquired business;
•potential unknown liabilities or risks associated with the acquired businesses, including those arising from existing contractual obligations or litigation matters;
•adverse effects on our existing business relationships with business partners and customers as a result of the acquisition;
•potential write-offs of acquired assets and potential financial and credit risks associated with acquired customers;
•inability to maintain relationships with key customers, suppliers, and partners of the acquired business;
•difficulty in predicting and controlling the effect of integrating multiple acquisitions concurrently;
•lack of experience in new markets, products, or technologies;
•difficulty in integrating operations and assets of an acquired foreign entity with differences in language, culture, or country-specific regulatory risks;
•diversion of management’s attention from other business concerns;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our operating results.
Acquisitions could also result in dilutive issuances of equity securities or the issuance of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our business, operating results, and financial position may suffer.
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
A key element of our growth strategy is to develop a worldwide customer base. Operating globally requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Our international expansion efforts may not be successful in creating demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the markets we enter. In addition, we will face risks in doing business on a global scale that could adversely affect our business, including:
•the need to localize and adapt our applications for specific countries, including translation into foreign languages, localization of contracts for different legal jurisdictions, and associated expenses;
•the need for a go-to-market strategy that aligns application management efforts and the development of supporting infrastructure;

•stricter data privacy laws including requirements that customer data be stored and processed in a designated territory and obligations on us as a data processor;
•difficulties in appropriately staffing and managing foreign operations and providing appropriate compensation for local markets;
•difficulties in leveraging executive presence and company culture globally;
•different pricing environments, longer sales cycles, and longer trade receivables payment cycles, and collections issues;
•new and different sources of competition;
•potentially weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights;
•laws, customs, and business practices favoring local competitors;
•restrictive governmental actions focused on cross-border trade, such as import and export restrictions, duties, quotas, tariffs, trade disputes, and barriers or sanctions that may prevent us from offering certain portions of our products or services to a particular market, may increase our operating costs or may subject us to monetary fines or penalties in case of unintentional noncompliance due to factors beyond our control;
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, privacy, intellectual property, and data protection laws and regulations;
•increased compliance costs related to government regulatory reviews or audits, including those related to international cybersecurity requirements;
•increased financial accounting and reporting burdens and complexities;
•restrictions on the transfer of funds;
•ensuring compliance with anti-corruption laws, including the Foreign Corrupt Practices Act and UK Bribery Act;
•the effects of currency fluctuations on our revenues and expenses and customer demand for our services;
•the cost and potential outcomes of any international claims or litigation;
•adverse tax consequences and tax rulings; and
•unstable economic and political conditions.
Any of the above factors may negatively impact our ability to sell our applications and offer services globally, reduce our competitive position in foreign markets, increase our costs of global operations, and reduce demand for our applications and services from global customers. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time an increasing portion of our sales contracts outside the U.S. may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. Such fluctuations may also impact our ability to predict our future results accurately. Although we have a hedging program to help mitigate some of this volatility and related risks, there can be no assurance that the hedging program will be effective in offsetting the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates.
If we are not able to realize a return on the investments we have made toward entering new markets and new lines of business, our business and operating results could be adversely affected.
We continue to seek opportunities to enter into new markets and/or new lines of business, some of which we may have very limited or no experience in. As an entrant to new markets and new lines of business, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate adoption rates of these new lines of business or their underlying technology. For example, machine learning, artificial intelligence, and blockchain are propelling advancements in technology, but if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. Also, we may not be able to properly price our solutions in these new markets, which could negatively affect our ability to sell to customers. Furthermore, customers in these new markets or of the new lines of business may demand more features and professional services, which may require us to devote even greater research and development, sales, support, and professional services resources to such customers. If we fail to generate adequate revenue from these new markets and lines of business, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our business or financial condition.

Unfavorable laws, regulations, interpretive positions or standards governing new and evolving technologies that we incorporate into our products and services could result in significant cost and compliance challenges and adversely affect our business and operating results.
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
In addition, as with many innovations, machine learning and artificial intelligence present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of machine learning and artificial intelligence present emerging ethical issues, and if we enable or offer solutions on this front that are controversial, due to their impact, or perceived impact, on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm, or legal liability. Also, our positions on social and ethical issues may impact our ability to attract or retain customers and other users. In particular, our brand and reputation are associated with our public commitments to sustainability, equality, and ethical use, and any perceived changes in our dedication to these commitments could impact our relationships with potential and current customers and other users.
Adverse economic conditions may negatively impact our business.
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or Europe and of the global economy, limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties, such as rising interest rates and increased inflation, may affect one or more of the sectors or countries in which we sell our applications. Alternatively, a strong dollar could reduce demand for our applications and services in countries with relatively weaker currencies.
Also, the withdrawal of the UK from the EU (“Brexit”) has created economic and political uncertainty, including volatility in the value of foreign currencies. The impact of Brexit depends on the terms of the UK’s withdrawal from the EU and such impact may not be fully realized for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our UK and global operations. In addition, the recent coronavirus outbreak has caused additional uncertainty in the global economy. These adverse conditions could result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
We have a history of cumulative losses, and we do not expect to be profitable on a GAAP basis for the foreseeable future.
We have incurred significant losses in each period since our inception in 2005. These losses and our accumulated deficit reflect the substantial investments we make to acquire new customers and develop our applications. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, product development expenses, operations costs, and general and administrative costs, and therefore we expect our losses on a GAAP basis to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years or longer. You should not consider our recent growth in revenues as indicative of our future performance. We cannot ensure that we will achieve GAAP profitability in the future or that, if we do become profitable, we will sustain profitability.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly operating results, including the levels of our revenues, operating margin, profitability, cash flow, unearned revenue, and remaining subscription services revenue performance obligations, which we also refer to as backlog, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
•our ability to attract new customers;
•the timing and rate at which we sign agreements with customers;
•the financial condition and creditworthiness of our customers;
•the addition or loss of large customers, including through acquisitions or consolidations;
•customer renewal rates;
•the timing of operating expenses and recognition of revenues;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
•network outages or security breaches;
•general economic and market conditions;
•increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;
•changes in our pricing policies or those of our competitors;
•the mix of applications sold during a period;
•seasonal variations in sales of our applications, which have historically been highest in our fiscal fourth quarter;
•the timing and success of new application and service introductions by us or our competitors;
•changes in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;
•changes in laws and regulations that impact our business or reported financial results, including changes in accounting principles generally accepted in the United States; and
•the timing of expenses related to acquisitions and potential future charges for impairment of goodwill.
We are subject to risks associated with our equity investments including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results.
We invest in early to late stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. These companies are often dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in could deteriorate, which could result in a loss of all or a substantial part of our investment in these companies.
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

Any failure to protect our intellectual property rights domestically and internationally could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, suppliers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. While we have patent applications pending in the United States, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties, including those affiliated with state-sponsored actors, to copy or reverse engineer our applications, including with the assistance of insiders, and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of jurisdictions outside the United States. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States.
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
We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could have a serious adverse effect on our brand and business.
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
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in the United States, Canada, and Europe. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. We also rely on AWS’s and Dimension Data’s distributed computing infrastructure platforms that are located in a wide variety of regions. In the event of a major earthquake, hurricane, or other natural disaster or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, pandemics or other public health emergencies (such as the recent coronavirus outbreak), or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and may endure system interruptions, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results.
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
As of January 31, 2020, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2021, and 2040. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2021. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our operating results in the period issued. The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As additional regulatory guidance is issued by the applicable taxing authorities and as accounting treatment is clarified, we will perform additional analysis on the application of the law and refine estimates in calculating the effect, which may produce different results and will be reflected in the period the analysis is completed.
Risks Related to Our Class A Common Stock
Our Chairman and CEO have control over key decision making as a result of their control of a majority of our voting stock.
As of January 31, 2020, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 52 million shares of Class B common stock and 0.4 million shares of Class A common stock. As of January 31, 2020, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.2 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable stock options to acquire approximately 1 million shares of Class B common stock and 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors, and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of January 31, 2020. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

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
The trading price of our Class A common stock has been volatile historically and could be subject to wide fluctuations in response to various factors described below. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes. The factors that may affect the trading price of our securities, some of which are beyond our control, include:
•overall performance of the equity markets;
•fluctuations in the valuation of companies perceived by investors to be comparable to us, such as high-growth or cloud companies, or in valuation metrics, such as our price to revenues ratio;
•guidance as to our operating results that we provide to the public, differences between our guidance and market expectations, our failure to meet our guidance, or changes in recommendations by securities analysts that follow our securities;
•announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances, or significant agreements by us or by our competitors;
•announcements of negative corporate developments by our competitors and other high-growth or cloud companies including, among other things, any announcements related to security incidents;
•disruptions in our services due to computer hardware, software, or network problems;
•announcements of customer additions and customer cancellations or delays in customer purchases;
•recruitment or departure of key personnel;
•the economy as a whole, market conditions in our industry, and the industries of our customers;
•trading activity by directors, executive officers and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;
•the exercise of rights held by certain of our stockholders, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders;
•the size of our market float and significant stock option exercises;
•any future issuances of securities;
•sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the convertible note hedge and warrant transactions related to such convertible senior notes;
•our operating performance and the performance of other similar companies; and
•the sale or availability for sale of a large number of shares of our Class A common stock in the public market.
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
In addition, this indebtedness could, among other things:
•make it difficult for us to pay other obligations;
•make it difficult to obtain favorable terms for any necessary future financing for working capital, capital expenditures, debt service requirements, or other purposes;
•adversely affect our liquidity and result in a material adverse effect on our financial position upon repayment of the indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes;
•limit our flexibility in planning for and reacting to changes in our business; and
•negatively impact our credit rating, which could affect our business.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;
•our dual class common stock structure, which provides our chairman and CEO with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

•our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•when the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of common stock:
◦certain amendments to our restated certificate of incorporation or restated bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;
◦our stockholders will only be able to take action at a meeting of stockholders and not by written consent; and
◦vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;
•only our chairman of the board, chief executive officer, either co-president, or a majority of our board of directors are authorized to call a special meeting of stockholders;
•certain litigation against us can only be brought in Delaware;
•we will have two classes of common stock until the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock;
•our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without the approval of the holders of Class A common stock; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters, which includes operations and product development facilities, is located in Pleasanton, California. It consists of approximately 493,000 square feet of leased facilities, 677,000 square feet of owned facilities, and a 6.9 acre parcel of leased land. The land lease will expire in 2108. In addition, we lease office space in various locations, including North America, Europe, and Asia Pacific, and data center capacity throughout North America and Europe. We expect to expand our facilities capacity at our corporate headquarters and in certain field locations during fiscal 2021, to support our continued growth. We believe that we will be able to obtain additional space on commercially reasonable terms.
We lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters. We have and will continue to seek independent evaluations of current market rates at the time of lease negotiations with the goal of leasing at a rate comparable to the current market price. We are currently considering purchasing these buildings.

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
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and do not expect to declare or pay any dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors considers relevant.
Stockholders
As of February 28, 2020, there were 17 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 87 stockholders of record of our Class B common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders.
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

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2015, in the Class A common stock of Workday, Inc., the S&P 500 Index, and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$350
$300
$250
$200
$150
$100
$50
01/31/2015
01/31/2016
01/31/2017
01/31/2018
01/31/2019
01/31/2020
Workday, Inc.
S&P 500 Index
S&P 1500 Application Software Index

Company/Index	1/31/2015	1/31/2016	1/31/2017	1/31/2018	1/31/2019	1/31/2020
Workday, Inc.	$100.00	$79.30	$104.57	$150.88	$228.45	$232.36
S&P 500 Index	100.00	99.33	119.22	150.70	147.20	179.10
S&P 1500 Application Software Index	100.00	113.48	144.13	212.86	256.87	343.17
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
During the three months ended January 31, 2020, we did not repurchase any of our securities.
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

	Year Ended January 31,
	2020	2019	2018	2017	2016
				*As Adjusted	*As Adjusted

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription services	$3,096,389	$2,385,769	$1,787,833	$1,290,733	$920,196
Professional services	530,817	436,411	355,217	283,707	236,494
Total revenues	3,627,206	2,822,180	2,143,050	1,574,440	1,156,690
Costs and expenses (1):
Costs of subscription services	488,513	379,877	273,461	213,389	149,869
Costs of professional services	576,745	455,073	355,952	270,156	224,558
Product development	1,549,906	1,211,832	910,584	680,531	469,944
Sales and marketing	1,146,548	891,345	683,367	565,328	413,530
General and administrative	367,724	347,337	222,909	198,122	148,578
Total costs and expenses	4,129,436	3,285,464	2,446,273	1,927,526	1,406,479
Operating loss	(502,230)	(463,284)	(303,223)	(353,086)	(249,789)
Other income (expense), net	19,783	39,532	(11,563)	(32,427)	(24,242)
Loss before provision for (benefit from) income taxes	(482,447)	(423,752)	(314,786)	(385,513)	(274,031)
Provision for (benefit from) income taxes	(1,773)	(5,494)	6,436	(814)	1,017
Net loss	$(480,674)	$(418,258)	$(321,222)	$(384,699)	$(275,048)
Net loss attributable to Class A and Class B common stockholders	$(480,674)	$(418,258)	$(321,222)	$(384,699)	$(275,048)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(2.12)	$(1.93)	$(1.55)	$(1.94)	$(1.45)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	227,185	216,789	207,774	198,214	190,016
(1)Costs and expenses include share-based compensation expenses as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018	2017	2016
Costs of subscription services	$49,919	$36,754	$26,280	$20,773	$12,060
Costs of professional services	80,401	55,535	37,592	26,833	19,526
Product development	434,188	320,876	229,819	166,529	109,362
Sales and marketing	176,758	132,810	100,762	86,229	51,617
General and administrative	118,614	127,443	83,972	78,265	57,405

	As of January 31,
	2020	2019	2018	2017	2016
				*As Adjusted	*As Adjusted

		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$731,141	$638,554	$1,134,355	$539,923	$300,087
Marketable securities	1,213,432	1,139,864	2,133,495	1,456,822	1,669,372
Working capital	125,218	269,905	1,898,104	1,239,202	1,468,067
Property and equipment, net	936,179	796,907	546,609	365,877	214,158
Operating lease right-of-use assets	290,902	—	—	—	—
Total assets	6,816,365	5,520,746	4,947,424	3,268,282	2,812,370
Total unearned revenue	2,309,203	1,949,270	1,537,147	1,221,543	891,882
Convertible senior notes, net	1,262,286	1,204,778	1,491,354	534,423	507,476
Total operating lease liabilities	307,572	—	—	—	—
Total liabilities	4,329,814	3,562,304	3,367,059	1,991,674	1,586,090
Total stockholders’ equity	2,486,551	1,958,442	1,580,365	1,276,608	1,226,280

	Year Ended January 31,
	2020	2019	2018	2017	2016
				*As Adjusted	*As Adjusted

	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$864,598	$606,658	$465,727	$350,626	$258,637
*The summary consolidated financial data for the years ended January 31, 2017, and 2016, and as of January 31, 2017, and 2016 reflects the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash.

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
The following discussion of our financial condition and results of operations covers fiscal 2020 and 2019 items and year-over-year comparisons between fiscal 2020 and 2019. Discussions of fiscal 2018 items and year-over-year comparisons between fiscal 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, that was filed with the SEC on March 18, 2019.
Overview
Founded in 2005, Workday delivers financial management, human capital management, planning, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. We help organizations better manage their financial and human capital resources with one system that helps enable them to plan, execute, analyze, and extend — all powered by machine learning.
Our diverse customer base includes medium and large, global companies, as well as smaller organizations that primarily use our planning product. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our HCM application in 2006 and our Financial Management application in 2007. Since then we have continued to invest in innovation and have consistently introduced new services to our customers, including through the acquisition of Adaptive Insights in fiscal 2019, and Scout RFP in fiscal 2020.
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
Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 12,200 and approximately 10,500 employees as of January 31, 2020, and 2019, respectively. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs.
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
We also regularly evaluate acquisitions and investment opportunities in complementary businesses, employee teams, services, technologies, and intellectual property rights in an effort to expand our product and service offerings. We expect to continue making such acquisitions and investments in the future, and we plan to reinvest a significant portion of our incremental revenue in future periods to grow our business and continue our leadership role in the industry. While we remain focused on improving operating margins, these acquisitions and investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and could make it difficult to determine if we are allocating our resources efficiently.

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
Subscription services revenues accounted for 85% of our total revenues during fiscal 2020, and represented 96% of our total unearned revenue as of January 31, 2020. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Our consulting engagements are generally billed on a time and materials basis or fixed price basis. For contracts billed on a time and materials basis, revenue is recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of the professional services performed. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As our professional services organization and the Workday-related consulting practices of our partner firms continue to develop, we expect these partners to increasingly contract directly with our subscription customers. As a result of this trend, and the increase of our subscription services revenues, we expect our professional services revenues as a percentage of total revenues to decline over time.
Costs and Expenses
Costs of subscription services revenues. Costs of subscription services revenues consist primarily of employee-related expenses related to hosting our applications and providing customer support, the costs of data center capacity, and depreciation of computer equipment and software.
Costs of professional services revenues. Costs of professional services revenues consist primarily of employee-related expenses associated with these services, the costs of subcontractors, and travel expenses.
Product development. Product development expenses consist primarily of employee-related costs. We continue to focus our product development efforts on adding new features and applications, increasing the functionality, and enhancing the ease of use of our cloud applications.
Sales and marketing. Sales and marketing expenses consist primarily of employee-related costs, sales commissions, marketing programs, and travel expenses. Marketing programs consist of advertising, events, corporate communications, brand building, and product marketing activities. Sales commissions are considered incremental costs of obtaining a contract with a customer and are deferred and amortized. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period.
General and administrative. General and administrative expenses consist of employee-related costs for finance and accounting, legal, human resources, information systems personnel, professional fees, and other corporate expenses.

Results of Operations
Revenues
Our total revenues for fiscal 2020, 2019, and 2018 were as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Subscription services	$3,096,389	$2,385,769	$1,787,833
Professional services	530,817	436,411	355,217
Total revenues	$3,627,206	$2,822,180	$2,143,050
Total revenues were $3.6 billion for fiscal 2020, compared to $2.8 billion for fiscal 2019, an increase of $0.8 billion, or 29%. Subscription services revenues were $3.1 billion for fiscal 2020, compared to $2.4 billion for fiscal 2019, an increase of $0.7 billion, or 30%. The increase in subscription services revenues was due primarily to an increased number of customer contracts as compared to the prior year. Professional services revenues were $531 million for fiscal 2020, compared to $436 million for fiscal 2019, an increase of $95 million, or 22%. The increase in professional services revenues was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Operating Expenses
GAAP operating expenses were $4.1 billion for fiscal 2020, compared to $3.3 billion for fiscal 2019, an increase of $0.8 billion, or 26%. The increase was primarily due to an increase in employee-related costs driven by higher headcount.
We use the non-GAAP financial measure of non-GAAP operating expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe that non-GAAP operating expenses reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business. We also believe that non-GAAP operating expenses provide useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
Non-GAAP operating expenses are calculated by excluding share-based compensation expenses, and certain other expenses, which consist of employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets.
Non-GAAP operating expenses were $3.1 billion for fiscal 2020, compared to $2.5 billion for fiscal 2019, an increase of $0.6 billion, or 24%. The increase was primarily due to an increase in employee-related costs driven by higher headcount.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Year Ended January 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$488,513	$(49,919)	$(40,326)	$398,268
Costs of professional services	576,745	(80,401)	(6,440)	489,904
Product development	1,549,906	(434,188)	(30,684)	1,085,034
Sales and marketing	1,146,548	(176,758)	(40,774)	929,016
General and administrative	367,724	(118,614)	(8,592)	240,518
Total costs and expenses	$4,129,436	$(859,880)	$(126,816)	$3,142,740

	Year Ended January 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$379,877	$(36,754)	$(31,395)	$311,728
Costs of professional services	455,073	(55,535)	(3,653)	395,885
Product development	1,211,832	(320,876)	(21,230)	869,726
Sales and marketing	891,345	(132,810)	(19,725)	738,810
General and administrative	347,337	(127,443)	(5,120)	214,774
Total costs and expenses	$3,285,464	$(673,418)	$(81,123)	$2,530,923

	Year Ended January 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$273,461	$(26,280)	$(7,043)	$240,138
Costs of professional services	355,952	(37,592)	(2,045)	316,315
Product development	910,584	(229,819)	(23,128)	657,637
Sales and marketing	683,367	(100,762)	(4,567)	578,038
General and administrative	222,909	(83,972)	(3,614)	135,323
Total costs and expenses	$2,446,273	$(478,425)	$(40,397)	$1,927,451
(1)Share-based compensation expenses were $860 million, $673 million, and $478 million for fiscal 2020, 2019, and 2018, respectively. The increase in share-based compensation expenses includes the impact of restricted stock units granted to existing and new employees and assumed Adaptive Insights awards.
(2)Other operating expenses include employer payroll tax-related items on employee stock transactions of $55 million, $32 million, and $21 million for fiscal 2020, 2019, and 2018, respectively. In addition, other operating expenses include amortization of acquisition-related intangible assets of $72 million, $49 million, and $19 million for fiscal 2020, 2019, and 2018, respectively.
(3)See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $489 million for fiscal 2020, compared to $380 million for fiscal 2019, an increase of $109 million, or 29%. The increase was primarily due to increases of $34 million in employee-related costs driven by higher headcount, $31 million in depreciation and amortization expense including amortization of acquisition-related intangible assets, and $25 million in third-party costs for hardware maintenance and data center capacity.
Non-GAAP operating expenses in costs of subscription services were $398 million for fiscal 2020, compared to $312 million for fiscal 2019, an increase of $86 million, or 28%. The increase was primarily due to increases of $25 million in third-party costs for hardware maintenance and data center capacity, $23 million in depreciation expense related to equipment in our data centers, and $20 million in employee-related costs driven by higher headcount.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
GAAP operating expenses in costs of professional services were $577 million for fiscal 2020, compared to $455 million for fiscal 2019, an increase of $122 million, or 27%. The increase was primarily due to additional costs to staff deployment and integration engagements.
Non-GAAP operating expenses in costs of professional services were $490 million for fiscal 2020, compared to $396 million for fiscal 2019, an increase of $94 million, or 24%. The increase was primarily due to additional costs to staff deployment and integration engagements.
Going forward, we expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow. For fiscal 2021, we anticipate GAAP and non-GAAP professional services margins to be lower than fiscal 2020, as we invest in programs to ensure ongoing customer success.

Product Development
GAAP operating expenses in product development were $1.5 billion for fiscal 2020, compared to $1.2 billion for fiscal 2019, an increase of $0.3 billion, or 28%. The increase was primarily due to an increase in employee-related costs driven by higher headcount.
Non-GAAP operating expenses in product development were $1.1 billion for fiscal 2020, compared to $0.9 billion for fiscal 2019, an increase of $0.2 billion, or 25%. The increase was primarily due to an increase in employee-related costs driven by higher headcount.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $1.1 billion for fiscal 2020, compared to $0.9 billion for fiscal 2019, an increase of $0.2 billion, or 29%. The increase was primarily due to an increase in employee-related costs driven by higher headcount and higher commissionable sales volume.
Non-GAAP operating expenses in sales and marketing were $929 million for fiscal 2020, compared to $739 million for fiscal 2019, an increase of $190 million, or 26%. The increase was primarily due to an increase in employee-related costs driven by higher headcount and higher commissionable sales volume.
We expect that GAAP and non-GAAP sales and marketing expenses will continue to increase in absolute dollars as we continue to invest in the expansion of our domestic and international selling and marketing activities to build brand awareness and attract new customers.
General and Administrative
GAAP operating expenses in general and administrative were $368 million for fiscal 2020, compared to $347 million for fiscal 2019, an increase of $21 million, or 6%. The increase was primarily due to increases of $23 million in employee-related costs driven by higher headcount and $9 million in facility and IT-related expenses, partially offset by one-time transaction and integration-related costs related to the Adaptive Insights acquisition incurred in the prior year that did not recur in the current year.
Non-GAAP operating expenses in general and administrative were $241 million for fiscal 2020, compared to $215 million for fiscal 2019, an increase of $26 million, or 12%. The increase was primarily due to increases of $28 million in employee-related costs driven by higher headcount and $9 million in facility and IT-related expenses, partially offset by one-time transaction and integration-related costs related to the Adaptive Insights acquisition incurred in the prior year that did not recur in the current year.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins improved from (16.4)% for fiscal 2019, to (13.8)% for fiscal 2020. The improvement in our GAAP operating margin was primarily due to higher subscription and professional services revenues and the absence of prior year costs attributable to the Adaptive Insights acquisition that did not recur in the current year.
We use the non-GAAP financial measure of non-GAAP operating margins to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe that non-GAAP operating margins reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business. We also believe that non-GAAP operating margins provide useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
Non-GAAP operating margins are calculated using GAAP revenues and non-GAAP operating expenses. See “Non-GAAP Financial Measures” below for further information.

Non-GAAP operating margins improved from 10.3% for fiscal 2019, to 13.4% for fiscal 2020. The improvement in our non-GAAP operating margin was primarily due to higher subscription and professional services revenues and the absence of prior year costs attributable to the Adaptive Insights acquisition that did not recur in the current year.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Year Ended January 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(13.8)%	23.7%	3.5%	13.4%

	Year Ended January 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(16.4)%	23.8%	2.9%	10.3%

	Year Ended January 31, 2018
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.1)%	22.3%	1.9%	10.1%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
We had other income, net of $20 million and $40 million in fiscal 2020 and 2019, respectively, and $12 million of other expense, net in 2018.
The decrease in other income, net for fiscal 2020 compared to fiscal 2019, was primarily due to a decrease in foreign currency gains associated with our foreign currency forward contracts that was attributable to the adoption of ASU No. 2017-12, Derivatives and Hedging in the first quarter of fiscal 2020, and the decrease in net gains from our equity investments of $8 million. Refer to Note 10, Derivatives for further information regarding the impact of adopting ASU No. 2017-12 and to Note 3, Investments for further information regarding equity investments.
Non-GAAP Financial Measures
Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating expenses and non-GAAP operating margins meet the definition of non-GAAP financial measures.
Non-GAAP Operating Expenses and Non-GAAP Operating Margins
Our non-GAAP operating expenses and non-GAAP operating margins exclude the components listed below. For the reasons set forth below, management believes that excluding the component provides useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management, in comparing financial results across accounting periods and to those of peer companies, and to better understand the long-term performance of our core business.
•Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, management believes it is useful to exclude share-based compensation expenses to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Share-based compensation expenses are determined using a number of factors, including our stock price, volatility, and forfeiture rates that are beyond our control and generally unrelated to operational decisions and performance in any particular period. Further, share-based compensation expenses are not reflective of the value ultimately received by the grant recipients.

•Other Operating Expenses. Other operating expenses includes employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of our ongoing operations.
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
See “Results of Operations—Operating Expenses and Results of Operations—Operating Margins” for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for fiscal 2020, 2019, and 2018.
Liquidity and Capital Resources
As of January 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.9 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds.
We have financed our operations primarily through customer payments, sales of equity investments, and issuance of debt. Our future capital requirements will depend on many factors, including our customer growth rate, subscription renewal activity, the timing of construction of facilities in Pleasanton, California and the acquisition of additional facilities, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services, and acquisition and investment activities. We may enter into arrangements to acquire or invest in complementary businesses, employee teams, services, technologies, or intellectual property rights in the future. We also may choose to seek additional equity or debt financing.
Our cash flows for fiscal 2020, 2019, and 2018, were as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$864,598	$606,658	$465,727
Investing activities	(896,922)	(842,784)	(978,980)
Financing activities	125,124	(256,711)	1,106,262
Effect of exchange rate changes	(282)	(614)	751
Net increase (decrease) in cash, cash equivalents, and restricted cash	$92,518	$(493,451)	$593,760

Operating Activities
Cash provided by operating activities was $865 million, $607 million, and $466 million for fiscal 2020, 2019, and 2018, respectively. The improvement in cash flows provided by operating activities in fiscal 2020, compared to the prior fiscal year, was primarily the result of increased sales and the related cash collections, partially offset by higher operating expenses driven by increased headcount.
Investing Activities
Cash used in investing activities for fiscal 2020, was $897 million, which was primarily the result of a net cash outflow related to acquisition activity of $474 million, capital expenditures for data center and office space projects of $244 million, capital expenditures related to owned real estate projects of $99 million, purchases of non-marketable equity and other investments of $25 million, and the timing of purchases and maturities of marketable securities. These payments were partially offset by proceeds of $57 million from sales of marketable securities.
Cash used in investing activities for fiscal 2019, was $843 million, which was primarily the result of a net cash outflow of $1.4 billion related to acquisition activity, capital expenditures for data center and office space projects of $203 million, capital expenditures related to the construction of our development center of $160 million, and purchases of non-marketable equity and other investments of $43 million. These payments were partially offset by the timing of purchases and maturities of marketable securities, proceeds of $950 million from the sale of marketable securities, and proceeds of $18 million from the sales and maturities of non-marketable equity and other investments. The sale of marketable securities during fiscal 2019, was primarily to fund the Adaptive Insights acquisition.
We expect capital expenditures related to owned real estate projects will be approximately $230 million for fiscal 2021. We expect capital expenditures, excluding owned real estate projects, will be approximately $350 million for fiscal 2021. These capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.
Financing Activities
For fiscal 2020, cash provided by financing activities was $125 million, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
For fiscal 2019, cash used in financing activities was $257 million, which was primarily due to the principal payment of $350 million of 0.75% convertible senior notes, offset by $94 million of proceeds from the issuance of common stock from employee equity plans.
Contractual Obligations
The following table summarizes our consolidated principal contractual cash obligations as of January 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
1.50% Convertible Senior Notes due 2020 (1)	$249,945	$249,945	$—	$—	$—
0.25% Convertible Senior Notes due 2022 (1)	1,150,000	—	1,150,000	—	—
Aggregate interest obligation (2)	9,380	4,580	4,800	—	—
Operating leases (3)	347,815	75,003	135,154	91,678	45,980
Third-party hosted infrastructure platform obligations	472,459	40,375	80,000	80,000	272,084
Contractual commitments (4)	145,669	87,814	32,045	25,810	—
Total	$2,375,268	$457,717	$1,401,999	$197,488	$318,064
(1)Represents the aggregate principal amount of these notes, without the effect of associated discounts.
(2)Represents estimated aggregate interest obligations for our outstanding Notes that are payable in cash.
(3)Represents total lease payments based on contractual terms, excluding total imputed interest of $40 million.
(4)Includes a $50 million commitment as of January 31, 2020, to fund an ownership interest in a limited partnership, which was paid in February 2020.
Our contractual obligations primarily consist of our convertible senior notes, as well as obligations under leases for office space, co-location facilities for data center capacity, and third-party hosted infrastructure platforms for business operations.

We are not required to make principal payments under the Notes prior to maturity. If the Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $250 million in principal on July 15, 2020, and $1.15 billion in principal on October 1, 2022. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 11, Convertible Senior Notes, Net, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations to increase as we expand our operations.
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
Off-Balance Sheet Arrangements
Through January 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe that of our significant accounting policies, which are described in Note 2, Accounting Standards and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and operating results.
Revenue Recognition
We derive our revenues primarily from subscription services and professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Subscription Services Revenues
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
Professional Services Revenues
Professional services revenues primarily consist of consulting fees for deployment and optimization services, as well as training. Our consulting contracts are billed on a time and materials basis or a fixed price basis. For contracts billed on a time and materials basis, revenue is recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of the professional services performed.

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
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 (“2018 Notes”), with a principal amount of $350 million, which were subsequently converted by note holders during the second quarter of fiscal 2019. Concurrently in June 2013, we issued 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”), with a principal amount of $250 million. In September 2017, we issued 0.25% convertible senior notes due October 1, 2022 (“2022 Notes”), with a principal amount of $1.15 billion (together with the 2018 Notes and 2020 Notes, referred to as the “Notes”). In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital.
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
Recent Accounting Pronouncements
See Note 2, Accounting Standards and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of January 31, 2020, our most significant currency exposures were the euro, Canadian dollar, British pound, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Interest Rate Sensitivity
We had cash, cash equivalents, and marketable securities totaling $1.9 billion and $1.8 billion as of January 31, 2020, and 2019, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100 basis points in interest rates would have resulted in a $7 million and $5 million market value reduction in our investment portfolio as of January 31, 2020, and 2019, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in Accumulated other comprehensive income (loss) and are realized only if we sell the underlying securities before maturity.
Market Risk and Market Interest Risk
In June 2013, we completed an offering of $350 million of 0.75% convertible senior notes due July 15, 2018, which were subsequently converted by note holders during the second quarter of fiscal 2019 (“2018 Notes”). In June 2013, concurrent with the 2018 Notes offering, we issued $250 million of 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes”) (together with the 2020 Notes, referred to as the “Outstanding Notes,” and together with the 2018 Notes and 2020 Notes, referred to as the “Notes”).
Holders may convert the Outstanding Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, holders of the Outstanding Notes will receive cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election.
Concurrently with the issuance of Notes, we entered into separate note hedge and warrant transactions. These separate transactions were completed to reduce the potential economic dilution from the conversion of these Notes.
The 2020 Notes and 2022 Notes have fixed annual interest rates of 1.50% and 0.25%, respectively, and therefore we do not have economic interest rate exposure on the Outstanding Notes. However, the values of the Outstanding Notes are exposed to interest rate risk. Generally, the fair values of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Outstanding Notes are affected by our stock price. The carrying values of the 2020 Notes and 2022 Notes were $244 million and $1.0 billion, respectively, as of January 31, 2020. The carrying values represent the liability components of the principal balances of the Outstanding Notes as of January 31, 2020. The estimated fair values of the 2020 Notes and 2022 Notes were $571 million and $1.6 billion, respectively, as of January 31, 2020. The estimated fair values were determined based on the quoted bid prices of the 2020 Notes and 2022 Notes in an over-the-counter market as of the last trading day for fiscal 2020, which were $228.47 and $138.09, respectively. For further information, see Note 11, Convertible Senior Notes, Net, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORKDAY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workday, Inc. (the Company) as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company recognizes revenue primarily from subscription services and professional services contracts. Some of the Company’s contracts contain multiple performance obligations. For these contracts, the Company assesses the performance obligations and accounts for those obligations separately if they are distinct. In such cases, the transaction price is allocated to the distinct performance obligations on a relative standalone selling price basis.

Auditing the Company's determination of distinct performance obligations and the allocation of the transaction price to these performance obligations can be challenging. For example, there may be nonstandard terms and conditions that require judgment to determine the distinct performance obligations and relative standalone selling prices are accounted for appropriately.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to identify distinct performance obligations and allocate the transaction price to those performance obligations, including the underlying assumptions related to the relative standalone selling price.

Among other audit procedures, we selected a sample of contracts and evaluated whether management appropriately identified and considered the terms and conditions and the appropriate revenue recognition. As part of our procedures, we evaluated the assessment of distinct performance obligations and the accuracy and completeness of the underlying data used in management's determination of the relative standalone selling prices.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Jose, California
March 3, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workday, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workday, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and our report dated March 3, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
March 3, 2020

WORKDAY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	January 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$731,141	$638,554
Marketable securities	1,213,432	1,139,864
Trade and other receivables, net of allowance for doubtful accounts of $6,762 and $5,965, respectively	877,578	704,680
Deferred costs	100,459	80,809
Prepaid expenses and other current assets	172,012	136,689
Total current assets	3,094,622	2,700,596
Property and equipment, net	936,179	796,907
Operating lease right-of-use assets	290,902	—
Deferred costs, noncurrent	222,395	183,518
Acquisition-related intangible assets, net	308,401	313,240
Goodwill	1,819,261	1,379,125
Other assets	144,605	147,360
Total assets	$6,816,365	$5,520,746
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$57,556	$29,093
Accrued expenses and other current liabilities	130,050	123,542
Accrued compensation	248,154	207,924
Unearned revenue	2,223,178	1,837,618
Operating lease liabilities	66,147	—
Current portion of convertible senior notes, net	244,319	232,514
Total current liabilities	2,969,404	2,430,691
Convertible senior notes, net	1,017,967	972,264
Unearned revenue, noncurrent	86,025	111,652
Operating lease liabilities, noncurrent	241,425	—
Other liabilities	14,993	47,697
Total liabilities	4,329,814	3,562,304
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10 million shares authorized as of January 31, 2020, and 2019; no shares issued and outstanding as of January 31, 2020, and 2019	—	—
Class A common stock, $0.001 par value; 750 million shares authorized as of January 31, 2020, and 2019; 170 million and 157 million shares issued and outstanding as of January 31, 2020, and 2019, respectively	170	157
Class B common stock, $0.001 par value; 240 million shares authorized as of January 31, 2020, and 2019; 62 million and 65 million shares issued and outstanding as of January 31, 2020, and 2019, respectively	61	64
Additional paid-in capital	5,090,187	4,105,334
Accumulated other comprehensive income (loss)	23,492	(809)
Accumulated deficit	(2,627,359)	(2,146,304)
Total stockholders’ equity	2,486,551	1,958,442
Total liabilities and stockholders’ equity	$6,816,365	$5,520,746

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2020	2019	2018
Revenues:
Subscription services	$3,096,389	$2,385,769	$1,787,833
Professional services	530,817	436,411	355,217
Total revenues	3,627,206	2,822,180	2,143,050
Costs and expenses (1):
Costs of subscription services	488,513	379,877	273,461
Costs of professional services	576,745	455,073	355,952
Product development	1,549,906	1,211,832	910,584
Sales and marketing	1,146,548	891,345	683,367
General and administrative	367,724	347,337	222,909
Total costs and expenses	4,129,436	3,285,464	2,446,273
Operating loss	(502,230)	(463,284)	(303,223)
Other income (expense), net	19,783	39,532	(11,563)
Loss before provision for (benefit from) income taxes	(482,447)	(423,752)	(314,786)
Provision for (benefit from) income taxes	(1,773)	(5,494)	6,436
Net loss	$(480,674)	$(418,258)	$(321,222)
Net loss attributable to Class A and Class B common stockholders	$(480,674)	$(418,258)	$(321,222)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(2.12)	$(1.93)	$(1.55)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	227,185	216,789	207,774

(1)Costs and expenses include share-based compensation expenses as follows:

	Year Ended January 31,
	2020	2019	2018
Costs of subscription services	$49,919	$36,754	$26,280
Costs of professional services	80,401	55,535	37,592
Product development	434,188	320,876	229,819
Sales and marketing	176,758	132,810	100,762
General and administrative	118,614	127,443	83,972

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Net loss	$(480,674)	$(418,258)	$(321,222)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(575)	(1,635)	1,581
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $839, $660, and $0, respectively	2,392	2,534	(2,687)
Net change in market value of effective foreign currency forward exchange contracts, net of tax provision of $3,216, $6,386, and $0, respectively	22,484	44,705	(47,378)
Other comprehensive income (loss), net of tax:	24,301	45,604	(48,484)
Comprehensive loss	$(456,373)	$(372,654)	$(369,706)

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Year Ended January 31,
	2020	2019	2018
Common stock:
Balance, beginning of period	$221	$211	$202
Issuance of common stock under employee equity plans	3	2	3
Vested restricted stock units	7	6	6
Settlement of convertible senior notes	—	2	—
Balance, end of period	231	221	211
Additional paid-in capital:
Balance, beginning of period	4,105,334	3,354,423	2,681,200
Issuance of common stock under employee equity plans	125,670	37,752	69,052
Vesting of early exercised stock options	—	—	775
Vested restricted stock units	(7)	(6)	(6)
Share-based compensation	858,809	652,404	478,425
Purchase of convertible senior notes hedges	—	—	(175,530)
Issuance of warrants	—	—	80,805
Equity component of convertible senior notes	—	—	219,702
Equity awards assumed in business combination	—	4,350	—
Exercise of convertible senior notes hedges	—	193,680	—
Settlement of convertible senior notes	—	(24)	—
Settlement of warrants	—	(137,245)	—
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2018-07	381	—	—
Balance, end of period	5,090,187	4,105,334	3,354,423
Treasury stock:
Balance, beginning of period	—	—	—
Issuance of common stock under employee equity plans	—	55,813	—
Exercise of convertible senior notes hedges	—	(193,679)	—
Settlement of convertible senior notes	—	17	—
Settlement of warrants	—	137,849	—
Balance, end of period	—	—	—
Accumulated other comprehensive income (loss):
Balance, beginning of period	(809)	(46,413)	2,071
Other comprehensive income (loss)	24,301	45,604	(48,484)
Balance, end of period	23,492	(809)	(46,413)
Accumulated deficit:
Balance, beginning of period	(2,146,304)	(1,727,856)	(1,406,865)
Net loss	(480,674)	(418,258)	(321,222)
Settlement of warrants	—	(617)	—
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2018-07	(381)	—	—
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2016-16	—	427	—
Cumulative-effect adjustment to Accumulated deficit related to the adoption of ASU No. 2016-09	—	—	231
Balance, end of period	(2,627,359)	(2,146,304)	(1,727,856)
Total stockholders' equity	$2,486,551	$1,958,442	$1,580,365

See Notes to Consolidated Financial Statements

	Year Ended January 31,
	2020	2019	2018
Common stock (in shares):
Balance, beginning of period	222,052,063	211,977,495	202,943,405
Issuance of common stock under employee equity plans	3,073,454	2,317,463	3,318,514
Vested restricted stock units	6,582,657	6,273,733	5,715,576
Settlement of warrants	—	25,990	—
Settlement of convertible senior notes	217	1,457,382	—
Balance, end of period	231,708,391	222,052,063	211,977,495

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(480,674)	$(418,258)	$(321,222)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	276,278	198,111	135,723
Share-based compensation expenses	859,571	652,465	478,425
Amortization of deferred costs	90,641	71,238	57,562
Amortization of debt discount and issuance costs	54,034	59,974	43,916
Non-cash lease expense	67,325	—	—
Other	(35,063)	(53,195)	(8,379)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(176,141)	(160,527)	(114,613)
Deferred costs	(149,168)	(131,996)	(92,552)
Prepaid expenses and other assets	(17,736)	(16,344)	(68,983)
Accounts payable	20,293	5,877	(7,249)
Accrued expenses and other liabilities	220	54,895	47,515
Unearned revenue	355,018	344,418	315,584
Net cash provided by (used in) operating activities	864,598	606,658	465,727
Cash flows from investing activities
Purchases of marketable securities	(1,797,468)	(1,989,868)	(2,515,997)
Maturities of marketable securities	1,686,643	2,090,693	1,591,554
Sales of marketable securities	56,508	949,970	243,727
Owned real estate projects	(99,308)	(181,180)	(124,811)
Capital expenditures, excluding owned real estate projects	(243,694)	(202,507)	(141,536)
Business combinations, net of cash acquired	(473,603)	(1,474,337)	(5,744)
Purchase of other intangible assets	(850)	(10,450)	(11,000)
Purchases of non-marketable equity and other investments	(25,393)	(43,016)	(16,199)
Sales and maturities of non-marketable equity and other investments	252	17,911	1,026
Other	(9)	—	—
Net cash provided by (used in) investing activities	(896,922)	(842,784)	(978,980)
Cash flows from financing activities
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	—	1,132,101
Proceeds from issuance of warrants	—	—	80,805
Purchase of convertible senior notes hedges	—	—	(175,530)
Payments on convertible senior notes	(30)	(350,030)	—
Proceeds from issuance of common stock from employee equity plans	125,673	93,567	69,056
Other	(519)	(248)	(170)
Net cash provided by (used in) financing activities	125,124	(256,711)	1,106,262
Effect of exchange rate changes	(282)	(614)	751
Net increase (decrease) in cash, cash equivalents, and restricted cash	92,518	(493,451)	593,760
Cash, cash equivalents, and restricted cash at the beginning of period	642,203	1,135,654	541,894
Cash, cash equivalents, and restricted cash at the end of period	$734,721	$642,203	$1,135,654

See Notes to Consolidated Financial Statements

	Year Ended January 31,
	2020	2019	2018
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$3,306	$38	$76
Cash paid for income taxes	9,010	6,007	3,418
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	46,027	56,308	51,545

	As of January 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$731,141	$638,554	$1,134,355
Restricted cash included in Prepaid expenses and other current assets	3,459	3,519	—
Restricted cash included in Other assets	121	130	1,299
Total cash, cash equivalents, and restricted cash	$734,721	$642,203	$1,135,654

See Notes to Consolidated Financial Statements

Workday, Inc.
Notes to Consolidated Financial Statements
Note 1. Overview and Basis of Presentation
Company and Background
Workday delivers financial management, human capital management, planning, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible, and reliable applications to manage critical business functions that help enable them to optimize their financial and human capital resources. We were originally incorporated in March 2005 in Nevada, and in June 2012, we reincorporated in Delaware. As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries, unless the context indicates otherwise.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2020, for example, refer to the fiscal year ended January 31, 2020.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates and judgments include, but are not limited to the fair value of assets acquired and liabilities assumed through business combinations, the determination of the period of benefit for deferred commissions, certain assumptions used in the valuation of equity awards, and assumptions used in the valuation of non-marketable equity investments. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.
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
Note 2. Accounting Standards and Significant Accounting Policies
Summary of Significant Accounting Policies
Revenue Recognition
We derive our revenues primarily from subscription services and professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for these services.

We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Subscription Services Revenues
Subscription services revenues primarily consist of fees that provide customers access to one or more of our cloud applications for finance, human resources, planning, and analytics, with routine customer support. Revenue is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally three years or longer in length, billed annually in advance, and are non-cancelable.
Professional Services Revenues
Professional services revenues primarily consist of consulting fees for deployment and optimization services, as well as training. Our consulting contracts are billed on a time and materials basis or a fixed price basis. For contracts billed on a time and materials basis, revenue is recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of the professional services performed.
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
All debt securities are recorded at their estimated fair value. Unrealized gains and losses on available-for-sale debt securities are recorded in Accumulated other comprehensive income (loss) (“AOCI”). We evaluate our investments to assess whether those in unrealized loss positions are other-than-temporarily impaired. We consider impairments to be other-than-temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in Other income (expense), net on the consolidated statements of operations.

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
Derivative Financial Instruments and Hedging Activities
We use derivative financial instruments to manage foreign currency risks. Derivative instruments are carried at fair value and recorded as either an asset or liability on the consolidated balance sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments designated as cash flow hedges, which we use to hedge certain customer contracts denominated in foreign currencies, the gains or losses are recorded in AOCI and subsequently reclassified to income in the same period that the underlying revenues are earned. For derivative instruments not designated as hedging instruments, which we use to hedge a portion of our net outstanding monetary assets and liabilities, the gains or losses are recorded in Other income (expense), net on the consolidated statement of operations in the period of change. We use nonderivative financial instruments designated as net investment hedges to hedge our net investment in certain foreign subsidiaries. The gains or losses, which are not material, are recorded in the currency translation adjustment component of AOCI, and are reclassified to income in the period in which the hedged subsidiary is either sold or substantially liquidated.
Our foreign currency contracts are classified within Level 2 of the fair value hierarchy because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the related lease term or ten years. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.
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
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018, (“2018 Notes”) with a principal amount of $350 million, which were subsequently converted by note holders during the second quarter of fiscal 2019. Concurrently in June 2013, we issued 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”) with a principal amount of $250 million. In September 2017, we issued 0.25% convertible senior notes due October 1, 2022, (“2022 Notes”) with a principal amount of $1.15 billion (together with the 2018 Notes and 2020 Notes, referred to as the “Notes”). In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital.
Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate as of the first day of each fiscal quarter for the leases commenced in the respective quarter to determine the present value of lease payments.

We recognize variable lease costs in our consolidated statement of operations in the period incurred. Variable lease costs include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor.
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that we will exercise such options. The remaining lease term of our leases generally ranges from less than one year to ten years.
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $61 million, $51 million, and $43 million for fiscal 2020, 2019, and 2018, respectively.
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
For stock options assumed, fair value is estimated using the Black-Scholes option-pricing model. Compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period. We determine the assumptions for the option-pricing model as follows:
•Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date closest to the grant date for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option grants.
•Expected Term. The expected term represents the period that our share-based award is expected to be outstanding. The expected term for stock options was determined based on the vesting terms, exercise terms, and contractual lives.
•Volatility. The volatility is based on a blend of historical volatility and implied volatility of our common stock. Implied volatility is based on market traded options of our common stock.
•Dividend Yield. The dividend yield is assumed to be zero as we have not paid and do not expect to pay dividends.
For shares issued under the ESPP, fair value is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the offering period. We determine the assumptions for the option-pricing model as follows:
•Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date closest to the grant date for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the ESPP purchase rights.
•Expected Term. The expected term represents the period that our ESPP is expected to be outstanding. The expected term for the ESPP approximates the offering period.
•Volatility. The volatility is based on a blend of historical volatility and implied volatility of our common stock. Implied volatility is based on market traded options of our common stock.
•Dividend Yield. The dividend yield is assumed to be zero as we have not paid and do not expect to pay dividends.
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
In our standard agreements with customers, we commit to defined levels of service availability and performance and, under certain circumstances, permit customers to receive credits in the event that we fail to meet those levels. In the event our failure to meet those levels triggers a termination right for a customer, we permit a terminating customer to receive a refund of prepaid amounts related to unused subscription services. To date, we have not experienced any significant failures to meet defined levels of availability and performance of those obligations and, as a result, we have not accrued any liabilities related to these agreements on the consolidated financial statements.
Foreign Currency Exchange
The functional currency for certain of our foreign subsidiaries is the U.S. dollar, while others use local currencies. We translate the foreign functional currency financial statements to U.S. dollars for those entities that do not have U.S. dollars as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded in other comprehensive income (“OCI”) as a component of stockholders’ equity and related periodic movements are summarized as a line item in our consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in Other income (expense), net on the consolidated statements of operations.
Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, and trade and other receivables. Our deposits exceed federally insured limits.
No customer individually accounted for more than 10% of trade and other receivables, net as of January 31, 2020, or 2019. No customer individually accounted for more than 10% of total revenues for any of the periods on the consolidated financial statements.
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
Other than the United States, no country individually accounted for more than 10% of total revenues for any of the periods on the consolidated financial statements.

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
We adopted this standard effective February 1, 2019, using a modified retrospective method, under which financial results reported in periods prior to February 1, 2019, were not adjusted. We elected the package of transition practical expedients, which among other things, does not require reassessment of lease classifications. Additionally, we elected to combine lease and non-lease components for each of our existing underlying asset classes and to not include leases with a term of 12 months or less on our consolidated balance sheets.
The most significant impact of adopting this standard was the recognition of $279 million of operating lease right-of-use assets and $307 million of operating lease liabilities on our consolidated balance sheet as of February 1, 2019. Additionally, we reclassified $28 million in previously recognized deferred rent obligations and lease incentives to operating lease right-of-use assets. This adoption did not result in any cumulative-effect adjustments to Accumulated deficit, and there was no material impact on our consolidated statement of operations. For further information, see Note 12, Leases.
ASU No. 2017-12
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. We adopted this new standard effective February 1, 2019. As a result of adopting the standard, the entire change in the fair value of our foreign currency forward contracts designated as cash flow hedges will be presented in the same income statement line item as the respective hedged items. This adoption did not result in any cumulative-effect adjustments to Accumulated deficit, and the amended presentation guidance was applied prospectively. For further information, see Note 10, Derivative Instruments.
ASU No. 2018-02
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act to retained earnings. We adopted this new standard effective February 1, 2019. The adoption of this new standard did not have a material impact on our consolidated financial statements.
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

Recently Issued Accounting Pronouncements
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in more timely recognition of credit losses. We plan to adopt this new standard in the first quarter of our fiscal 2021. The impact on our consolidated financial statements from the adoption of this standard is expected to be immaterial.
ASU No. 2018-15
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard requires capitalized costs to be amortized on a straight-line basis generally over the term of the arrangement, and the financial statement presentation for these capitalized costs would be the same as that of the fees related to the hosting arrangements. We plan to adopt this standard in the first quarter of our fiscal 2021, on a prospective basis. The impact of our adoption of this standard on our consolidated financial statements will largely depend on the magnitude of implementation costs incurred in our cloud computing arrangements beginning February 1, 2020. Implementation costs capitalized subsequent to adoption will be recognized in operating expenses in our consolidated financial statements over the related contract life.
ASU No. 2019-12
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies accounting guidance for certain tax matters including franchise taxes, certain transactions that result in a step-up in tax basis of goodwill, and enacted changes in tax laws in interim periods. In addition, it eliminates a company’s need to evaluate certain exceptions relating to the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The standard is applicable to our consolidated financial statements in interim and annual periods beginning February 1, 2021. Early adoption is permitted. We plan to adopt this guidance in the first quarter of our fiscal 2021. We are currently evaluating the accounting, transition, and disclosure requirements of this standard.
Note 3. Investments
Debt Securities
As of January 31, 2020, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$312,183	$492	$(5)	$312,670
U.S. agency obligations	169,613	99	(44)	169,668
Corporate bonds	504,434	2,476	—	506,910
Commercial paper	364,701	—	—	364,701
	$1,350,931	$3,067	$(49)	$1,353,949
Included in cash and cash equivalents	$140,517	$—	$—	$140,517
Included in marketable securities	$1,210,414	$3,067	$(49)	$1,213,432

As of January 31, 2019, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$396,347	$61	$(178)	$396,230
U.S. agency obligations	241,914	73	(151)	241,836
Corporate bonds	419,784	336	(352)	419,768
Commercial paper	254,175	—	(2)	254,173
	$1,312,220	$470	$(683)	$1,312,007
Included in cash and cash equivalents	$216,270	$—	$—	$216,270
Included in marketable securities	$1,095,950	$470	$(683)	$1,095,737
We do not believe the unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of January 31, 2020, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. The unrealized losses on debt securities that have been in a net loss position for 12 months or more were not material as of January 31, 2020. Debt securities included in Marketable securities on the consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months, and the remainder of the securities is included in Cash and cash equivalents.
We sold $6 million, $950 million, and $244 million of our debt securities during fiscal 2020, 2019, and 2018, respectively. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

		January 31,
	Consolidated Balance Sheets Location	2020	2019
Money market funds (1)	Cash and cash equivalents	$386,909	$237,071
Marketable equity investments (1)	Marketable securities	—	44,127
Non-marketable equity investments (2)	Other assets	59,026	36,925
		$445,935	$318,123
(1)Investments with readily determinable fair values.
(2)Investments in privately held companies without readily determinable fair values.
We sold $51 million of marketable equity investments during fiscal 2020, with a corresponding gain recognized of $7 million. There were no sales of marketable equity investments during fiscal 2019 and 2018, respectively.
During fiscal 2020, there were $6 million in upward adjustments to the carrying values of non-marketable equity investments and an immaterial amount of downward adjustments. No material adjustments were made to the carrying values during fiscal 2019. In addition, we also recognized a $20 million non-cash gain on the sale of a non-marketable equity investment as part of the Scout acquisition. See Note 7, Business Combinations for further details on the Scout acquisition.
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Year Ended January 31,
	2020	2019	2018
Net realized gains (losses) recognized on equity investments sold	$26,837	$8,333	$720
Net unrealized gains (losses) recognized on equity investments held	6,057	32,127	(692)
Total net gains (losses) recognized in other income (expense), net	$32,894	$40,460	$28
In February 2020, we purchased an ownership interest in a limited partnership for $50 million. This investment will be accounted for as an equity method investment.

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$312,670	$—	$—	$312,670
U.S. agency obligations	—	169,668	—	169,668
Corporate bonds	—	506,910	—	506,910
Commercial paper	—	364,701	—	364,701
Money market funds	386,909	—	—	386,909
Foreign currency derivative assets	—	33,274	—	33,274
Total assets	$699,579	$1,074,553	$—	$1,774,132
Foreign currency derivative liabilities	$—	$3,996	$—	$3,996
Total liabilities	$—	$3,996	$—	$3,996
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the consolidated balance sheets (in thousands):

	January 31, 2020		January 31, 2019
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
1.50% Convertible senior notes	$244,319	$571,057	$232,514	$557,074
0.25% Convertible senior notes	1,017,967	1,587,978	972,264	1,560,228
The carrying amounts of the Notes represent the liability components of the principal balances as of January 31, 2020, and 2019. The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of fiscal 2020 and 2019. The if-converted values of the 2020 and 2022 Notes exceeded the principal amounts by $315 million and $293 million, respectively. The if-converted values were determined based on the closing price of our common stock of $184.63 on January 31, 2020. For further information, see Note 11, Convertible Senior Notes, Net.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $323 million and $264 million as of January 31, 2020, and 2019, respectively. Amortization expense for the deferred costs was $91 million, $71 million, and $58 million for fiscal 2020, 2019, and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2020	2019
Land and land improvements	$38,737	$22,694
Buildings	489,028	433,863
Computers, equipment, and software	723,482	539,090
Furniture and fixtures	51,917	38,840
Leasehold improvements	189,668	162,657
Property and equipment, gross (1)	1,492,832	1,197,144
Less accumulated depreciation and amortization	(556,653)	(400,237)
Property and equipment, net	$936,179	$796,907
(1)Property and equipment, gross included construction-in-progress for owned real estate projects of $3 million, and $355 million that had not yet been placed in service as of January 31, 2020, and 2019, respectively. The decrease in construction-in-progress for owned real estate projects was due to the completion of our development center in the second quarter of fiscal 2020.
Depreciation expense totaled $201 million, $147 million, and $115 million for fiscal 2020, 2019, and 2018, respectively. Interest costs capitalized to property and equipment totaled $6 million, $11 million, and $8 million for fiscal 2020, 2019, and 2018, respectively.
Note 7. Business Combinations
Fiscal 2020
Scout Acquisition
On December 9, 2019, we acquired all outstanding stock of Scout RFP (“Scout”), a cloud-based platform for strategic sourcing and supplier engagement, for total purchase consideration of $513 million, attributable to cash consideration of $485 million and the fair value of a previously held equity interest of $28 million. We believe the acquisition of Scout will accelerate our ability to deliver a comprehensive source-to-pay solution to our customers.
The purchase consideration was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The primary areas that are subject to change include income taxes payable and deferred taxes. The measurement period will end no later than one year from the acquisition date. The preliminary purchase consideration allocation was as follows (in thousands):

Acquisition-related intangible assets	$63,400
Other assets acquired	37,087
Liabilities assumed	(16,907)
Total purchase consideration, inclusive of previously held equity interest	513,492
Estimated goodwill	$429,912
The fair values and estimated useful lives of the acquired intangible assets by category are as follows (in thousands, except years):

	Estimated Fair Values	Estimated Useful Lives (in Years)
Trade name	$400	1
Developed technology	28,000	5
Customer relationships	35,000	10
Total acquisition-related intangible assets	$63,400	8
The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating Scout's technology into our product portfolio. The goodwill is not deductible for U.S. federal income tax purposes.

We have included the financial results of Scout in our consolidated financial statements from the date of acquisition. Separate operating results and pro forma results of operations for Scout have not been presented as the effect of this acquisition was not material to our financial results.
Other Acquisitions
In the second quarter of fiscal 2020, acquisition activity resulted in an increase of $4 million and $9 million in acquired developed technology and goodwill, respectively.
Fiscal 2019
Adaptive Insights Acquisition
On August 1, 2018, we acquired all outstanding stock of Adaptive Insights for $1.5 billion. The acquisition of Adaptive Insights, a cloud-based provider of business planning software, strengthens our product portfolio and helps enable our customers to better plan, execute, and analyze in one system.
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
(1)The assumed awards were primarily options, which were valued based upon the Black-Scholes option-pricing model.
The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill as shown below.
The purchase consideration allocation, which includes measurement period adjustments, was as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$37,892
Trade and other receivables, net	23,042
Prepaid expenses and other current assets and other assets	2,581
Property and equipment, net	2,246
Acquisition-related intangible assets	316,000
Total assets acquired	$381,761

Liabilities assumed:
Accounts payable	$3,115
Accrued expenses and other current liabilities	9,396
Accrued compensation	13,545
Unearned revenue (1)	67,754
Other liabilities	1,919
Total liabilities assumed	95,729
Net assets acquired, excluding goodwill	286,032
Total purchase consideration	1,490,917
Goodwill	$1,204,885
(1)The cost build-up method was used to determine the fair value of unearned revenue.
The goodwill recognized was primarily attributable to the value of the acquired workforce, the opportunity to expand our customer base, and the ability to add breadth and depth to our product portfolio by accelerating our financial planning roadmap. The goodwill is not deductible for U.S. federal income tax purposes.

The fair values and estimated useful lives of the acquired intangible assets by category are as follows (in thousands, except years):

	Estimated Fair Values	Estimated Useful Lives

		(in years)
Trade name	$12,000	1.5
Developed technology	105,000	5
Customer relationships	188,000	9 - 10
Backlog	11,000	2
Total acquisition-related intangible assets	$316,000	8
The fair values of the trade name and developed technology were determined utilizing the relief-from-royalty method, and the multi-period excess earnings method was utilized to fair value customer relationships and backlog. The valuation model inputs required the application of considerable judgment by management. The acquired finite-lived intangible assets have a total weighted-average amortization period of eight years. The weighted-average amortization period of customer relationships is ten years.
We have included the financial results of Adaptive Insights in our consolidated financial statements from the date of acquisition. One-time acquisition related transaction costs of $25 million were expensed as incurred during fiscal 2019, and were recorded in general and administrative expense on our consolidated statements of operations.
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

	Year Ended January 31,
	2019	2018

	(in thousands, except per share data)
Total revenues	$2,886,057	$2,228,917
Net loss	(425,604)	(529,404)
Net loss per share, basic and diluted	(1.96)	(2.55)
The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been realized if the acquisition had taken place on February 1, 2017.
Other Acquisitions
In the second quarter of fiscal 2019, we completed two acquisitions resulting in an increase of $12 million and $16 million in developed technology and goodwill, respectively.
Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	January 31,
	2020	2019
Developed technology	$218,400	$186,800
Customer relationships	224,000	189,000
Trade name	12,400	12,000
Backlog	11,000	11,000
Acquisition-related intangible assets, gross	465,800	398,800
Less accumulated amortization	(157,399)	(85,560)
Acquisition-related intangible assets, net	$308,401	$313,240

Amortization expense related to acquisition-related intangible assets was $72 million, $49 million, and $19 million for fiscal 2020, 2019, and 2018, respectively.
As of January 31, 2020, our future estimated amortization expense related to acquisition-related intangible assets is as follows (in thousands):

Fiscal Period:
2021	$59,775
2022	52,833
2023	50,109
2024	38,933
2025	27,500
Thereafter	79,251
Total	$308,401

Note 9. Other Assets
Other assets consisted of the following (in thousands):

	January 31,
	2020	2019
Non-marketable equity and other investments	$75,004	$50,546
Technology patents and other intangible assets, net	17,898	20,335
Derivative assets	9,529	10,035
Deposits	6,335	4,383
Prepayments for third-party hosted infrastructure platforms	4,797	16,976
Net deferred tax assets	6,912	4,544
Other	24,130	40,541
Total	$144,605	$147,360
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of January 31, 2020, the future estimated amortization expense is as follows (in thousands):

Fiscal Period:
2021	$3,053
2022	2,620
2023	2,348
2024	2,040
2025	1,569
Thereafter	6,268
Total	$17,898

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
Foreign currency forward contracts designated as cash flow hedges are recorded on the consolidated balance sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in AOCI on the consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the consolidated statements of operations in the same period that the underlying revenues are earned. As of January 31, 2020, we estimate that $16 million of net gains recorded in AOCI related to our foreign currency forward contracts designated as cash flow hedges will be reclassified into income within the next 12 months.
As of January 31, 2020, and 2019, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $908 million and $717 million, respectively. All contracts have maturities not greater than 48 months. The notional value represents the amount that will be bought or sold upon maturity of the forward contract.
Foreign Currency Forward Contracts Not Designated as Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are intended to offset the foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the consolidated balance sheets at fair value. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of these forward contracts are recorded in Other income (expense), net on the consolidated statements of operations. Cash flows from such forward contracts are classified as operating activities.
As of January 31, 2020, and 2019, we had outstanding forward contracts not designated as hedges with total notional values of $246 million and $198 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Consolidated Balance Sheets Location	January 31,
		2020	2019
Derivative assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$20,944	$12,076
Foreign currency forward contracts designated as cash flow hedges	Other assets	9,529	10,015
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	2,801	459
Foreign currency forward contracts not designated as hedges	Other assets	—	20
Total derivative assets		$33,274	$22,570
Derivative liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$1,211	$983
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	1,809	706
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	976	1,446
Foreign currency forward contracts not designated as hedges	Other liabilities	—	—
Total derivative liabilities		$3,996	$3,135

The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations was as follows (in thousands):

	Consolidated Statements of Operations Location	Year Ended January 31, 2020
Total revenues	Revenues	$3,627,206
Amount of gains (losses) related to foreign currency forward contracts designated as cash flow hedges	Revenues	6,142
Pre-tax gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Year Ended January 31,
		2020	2019	2018
Gains (losses) recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$31,842	$44,079	$(45,869)
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	6,142	(7,012)	1,509
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion) (1)	Other income (expense), net	—	13,868	1,607
(1)Prior to the adoption of ASU No. 2017-12, the changes in value of these foreign currency forward contracts resulting from changes in forward points were excluded from the assessment of hedge effectiveness and were recorded as incurred in Other income (expense), net on the consolidated statements of operations. Upon adoption of ASU No. 2017-12, we elected to prospectively include changes in the value of these contracts resulting from changes in forward points in the assessment of hedge effectiveness. These changes are recorded in AOCI on the consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the consolidated statements of operations in the same period that the underlying revenues are earned.
Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations Location	Year Ended January 31,
Derivative Type		2020	2019	2018
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$3,671	$4,706	$(5,641)
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
As of January 31, 2020, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$782	$—	$782	$(902)	$—	$(120)
Counterparty B	28,113	—	28,113	(1,078)	—	27,035
Counterparty C	4,379	—	4,379	(2,016)	—	2,363
Total	$33,274	$—	$33,274	$(3,996)	$—	$29,278

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$902	$—	$902	$(902)	$—	$—
Counterparty B	1,078	—	1,078	(1,078)	—	—
Counterparty C	2,016	—	2,016	(2,016)	—	—
Total	$3,996	$—	$3,996	$(3,996)	$—	$—

Note 11. Convertible Senior Notes, Net
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 with a principal amount of $350 million. The 2018 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 0.75% on January 15 and July 15 of each year. During fiscal 2019, the 2018 Notes were converted by note holders and we repaid the $350 million principal balance in cash. We also distributed approximately 1.5 million shares of our Class A common stock to note holders during fiscal 2019, which represented the conversion value in excess of the principal amount.
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
The terms of the Notes are governed by Indentures by and between us and Wells Fargo Bank, National Association, as Trustee (“Indentures”). Upon conversion, holders of the Notes will receive cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election.
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
Holders of the 2020 Notes and 2022 Notes may convert all or a portion of their Notes prior to the close of business on March 13, 2020, and May 31, 2022, respectively, in multiples of $1,000 principal amount, only under the following circumstances:
•if the last reported sale price of our Class A common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the respective Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the respective Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate of the respective Notes on such trading day; or
•upon the occurrence of specified corporate events, as noted in the Indentures.

On or after March 15, 2020, for the 2020 Notes, and June 1, 2022, for the 2022 Notes, holders of the respective Notes may convert their Notes at any time until the close of business on the second scheduled trading day immediately preceding the respective maturity date of their Notes.
In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amounts of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification.
In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million. The 2018 Notes were converted and repaid during fiscal 2019. Accordingly, there was no related amortization expense for fiscal 2020. Amortization expense was less than $1 million for fiscal 2019, and $1 million for fiscal 2018. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million. Amortization expense for the liability issuance costs was less than $1 million for each of fiscal 2020, 2019, and 2018. For the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million. Amortization expense for the liability issuance costs was $3 million, $3 million, and $1 million for each of fiscal 2020, 2019, and 2018, respectively.
Our outstanding convertible senior notes consist of the following (in thousands):

	January 31, 2020		January 31, 2019
	2020 Notes	2022 Notes	2020 Notes	2022 Notes
Principal amounts:
Principal	$249,945	$1,150,000	$249,975	$1,150,000
Unamortized debt discount	(5,319)	(124,403)	(16,480)	(167,249)
Unamortized debt issuance costs	(307)	(7,630)	(981)	(10,487)
Net carrying amount of the liability component	$244,319	$1,017,967	$232,514	$972,264
Carrying amount of the equity component (1)	$66,007	$219,702	$66,007	$219,702
(1)Included on the consolidated balance sheets within Additional paid-in capital, net of $2 million and $4 million in equity issuance costs for the 2020 Notes and 2022 Notes, respectively.
As of January 31, 2020, the 2020 Notes and 2022 Notes have remaining lives of approximately 5 months and 32 months, respectively.
For more than 20 trading days during the 30 consecutive trading days ended January 31, 2020, and 2019, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2020 Notes. As a result, the 2020 Notes were convertible at the option of the holders during the first quarter of fiscal 2020, and continue to be convertible at the option of the holders during the first quarter of fiscal 2021. Accordingly, the 2020 Notes are classified as current on the consolidated balance sheets as of January 31, 2020, and 2019. As of the date of this filing, the total amount of the principal balance of the 2020 Notes that has been converted or for which conversion has been requested was not material.
The 2022 Notes are classified as noncurrent on the consolidated balance sheets as of January 31, 2020, and 2019, since the criteria for conversion was not met.

The effective interest rates of the liability components of the 2018 Notes, 2020 Notes, and 2022 Notes are 5.75%, 6.25%, and 4.60%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features. The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Year Ended January 31,
	2020		2019			2018
	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes	2018 Notes	2020 Notes	2022 Notes
Contractual interest expense	$3,749	$2,875	$1,196	$3,750	$2,875	$2,625	$3,750	$1,086
Interest cost related to amortization of debt issuance costs	674	2,857	641	673	2,858	1,409	673	1,080
Interest cost related to amortization of the debt discount	11,161	42,846	7,850	10,488	40,939	16,530	9,852	14,989
Interest costs capitalized to property and equipment totaled $6 million, $11 million, and $8 million for fiscal 2020, 2019, and 2018, respectively.
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
During fiscal 2019, Warrants related to the 2018 Notes were exercised, and we distributed approximately 1.1 million shares of our Class A common stock to warrant holders primarily utilizing treasury stock. Accordingly, no Warrants remain outstanding related to the 2018 Notes. The number of net shares distributed was determined based on the number of Warrants exercised multiplied by the difference between the exercise price of the Warrants and their daily volume weighted-average stock price.

Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. As of January 31, 2020, total operating lease right-of-use assets and operating lease liabilities were approximately $291 million and $308 million, respectively. We have also entered into finance lease agreements for other property and equipment. As of January 31, 2020, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

Year Ended January 31, 2020
Operating lease cost	$85,154
Short-term lease cost	16,260
Variable lease cost	17,845
Total operating lease cost	$119,259
Prior to the adoption of ASU No. 2016-02 in the first quarter of fiscal 2020, we generally recognized rent expense on a straight-line basis over the period in which we benefited from the lease. Total rent expense associated with operating leases was $99 million and $82 million for fiscal 2019, and 2018, respectively.
Information related to our operating lease right-of-use assets and operating lease liabilities was as follows (in thousands, except periods and percentages):

Year Ended January 31, 2020
Cash paid for operating lease liabilities	$75,029
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	365,305

Year Ended January 31, 2020
Weighted average remaining lease term (in years)	6
Weighted average discount rate	3.36%
(1)Includes $279 million for operating leases existing on February 1, 2019, and $86 million for operating leases that commenced during the fiscal year ended January 31, 2020.
As of January 31, 2020, maturities of operating lease liabilities were as follows (in thousands):

Fiscal period:
2021	$75,003
2022	72,938
2023	62,216
2024	53,064
2025	38,614
Thereafter	45,980
Total lease payments	347,815
Less imputed interest	(40,243)
Total	$307,572
As of January 31, 2020, we have additional operating leases, primarily for office space, that have not yet commenced with total undiscounted lease payments of $37 million. These operating leases will commence in fiscal 2021, with lease terms ranging from one to ten years.
Related-Party Lease Transactions
We lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California, under various lease agreements. As of January 31, 2020, the operating lease right-of-use assets and operating lease liabilities related to these agreements were $57 million and $70 million, respectively. The weighted average remaining lease term of these agreements is five years. The total rent expense under these agreements was $13 million, $11 million, and $8 million for fiscal 2020, 2019, and 2018, respectively.

Note 13. Commitments and Contingencies
Third-Party Hosted Infrastructure Platform-Related Commitments
We have entered into non-cancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. In June 2019, we entered into a $500 million agreement for the use of cloud services that superseded a previous agreement and expires in June 2025.
As of January 31, 2020, future non-cancelable minimum payments for third-party hosted infrastructure platforms are as follows (in thousands):

Third-Party Hosted Infrastructure Platforms
2021	$40,375
2022	40,000
2023	40,000
2024	40,000
2025	40,000
Thereafter	272,084
Total	$472,459
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of January 31, 2020, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 14. Stockholders’ Equity
Common Stock
As of January 31, 2020, there were 170 million shares of Class A common stock and 62 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class A and Class B shares will convert to a single class of common stock upon the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A common stock and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, and (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). Pursuant to the terms of the EIP, the share reserve increased by 11 million shares in March 2019. As of January 31, 2020, we had approximately 71 million shares of Class A common stock available for future grants.
In connection with the acquisition of Adaptive Insights, we assumed unvested awards that had been granted under the Adaptive Insights, Inc. 2013 Equity Incentive Plan.
We also have a 2012 Employee Stock Purchase Plan. Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1, and December 1, and exercisable on or about the succeeding November 30, and May 31, respectively, of each year. As of January 31, 2020, approximately 5 million shares of Class A common stock were available for issuance under the ESPP.

Restricted Stock Units
The Stock Plans provide for the issuance of RSUs to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during fiscal 2020, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2019	13,013,289	$108.12
RSUs granted	5,918,077	187.89
RSUs vested	(6,074,429)	104.64
RSUs forfeited	(942,873)	127.83
Balance as of January 31, 2020	11,914,064	147.96
The weighted-average grant date fair value of RSUs granted during fiscal 2020, 2019, and 2018 was $187.89, $129.62, and $88.90, respectively. The total fair value of RSUs vested as of the vesting dates during fiscal 2020, 2019, and 2018 was $1.2 billion, $801 million, and $528 million, respectively.
As of January 31, 2020, there was a total of $1.6 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2019, 0.5 million shares of performance-based restricted stock units were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2019. During fiscal 2020, we recognized $15 million in compensation cost related to these PRSUs.
Additionally, during fiscal 2020, 0.6 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSU awards will vest if the individual employee continues to provide service through the vesting date of March 15, 2020. During fiscal 2020, we recognized $97 million in compensation cost related to these PRSUs, and as of January 31, 2020, there was a total of $21 million in unrecognized compensation cost which is expected to be recognized over a weighted-average period of approximately two months.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during fiscal 2020, is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2019	5,780,742	$7.96	$1,003
Stock options exercised	(2,298,649)	4.95
Stock options canceled	(46,516)	22.34
Balance as of January 31, 2020	3,435,577	9.78	601
Vested and expected to vest as of January 31, 2020	3,413,967	9.62	597
Exercisable as of January 31, 2020	3,042,269	7.13	540
The total grant date fair value of stock options vested during fiscal 2020, 2019, and 2018 was $37 million, $29 million, and $5 million, respectively. The total intrinsic value of stock options exercised during fiscal 2020, 2019, and 2018 was $407 million, $261 million, and $234 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of vested and expected to vest stock options as of January 31, 2020, is approximately three years.
As of January 31, 2020, there was a total of $34 million in unrecognized compensation cost related to unvested assumed stock options, which is expected to be recognized over a weighted-average period of approximately two years.

The stock options that are exercisable as of January 31, 2020, have a weighted-average remaining contractual life of approximately two years. The weighted-average remaining contractual life of outstanding stock options as of January 31, 2020, is approximately three years.
No stock options were assumed during fiscal 2020. The weighted-average grant date fair value of stock options assumed during fiscal 2019, was $100.69. The fair value of stock options assumed was estimated using the following assumptions:

Year Ended January 31, 2019
Expected volatility	31.5% - 34.3%
Expected term (in years)	0.03 - 2.42
Risk-free interest rate	2.10% - 2.72%
Dividend yield	—%
There were no stock options granted during fiscal 2020, 2019, and 2018.
Employee Stock Purchase Plan
For fiscal 2020, approximately 1 million shares of Class A common shares were purchased under the ESPP at a weighted-average price of $147.51 per share, resulting in cash proceeds of $114 million.
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year Ended January 31,
	2020	2019	2018
Expected volatility	36.9% - 41.7%	30.9% - 41.7%	25.3% - 32.0%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	1.62% - 2.50%	2.09% - 2.50%	1.11% - 1.45%
Dividend yield	—%	—%	—%
Grant date fair value per share	$167.80 - $191.88	$126.29 - $167.80	$98.39 - $100.52

Note 15. Unearned Revenue and Performance Obligations
$1.8 billion, $1.4 billion, and $1.0 billion of subscription services revenue was recognized during fiscal 2020, 2019, and 2018, respectively, that was included in the unearned revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of January 31, 2020, approximately $8.29 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $5.48 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of January 31, 2020, was not material.
Note 16. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Year Ended January 31,
	2020	2019	2018
Interest income	$41,268	$42,461	$25,252
Interest expense (1)	(58,685)	(60,209)	(44,549)
Other (2)	37,200	57,280	7,734
Other income (expense), net	$19,783	$39,532	$(11,563)

(1)Interest expense includes the contractual interest expense of the Notes, and related non-cash interest expense attributable to amortization of the related debt discount and debt issuance costs, net of capitalized interest costs. For further information, see Note 11, Convertible Senior Notes, Net.
(2)Other includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.

Note 17. Income Taxes
The components of loss before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Domestic	$(256,772)	$(263,505)	$(85,167)
Foreign	(225,675)	(160,247)	(229,619)
Total	$(482,447)	$(423,752)	$(314,786)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	438	270	177
Foreign	7,707	6,596	4,251
Total	8,145	6,866	4,428

Deferred:
Federal	(1,258)	(760)	(535)
State	(2,014)	(2,446)	(100)
Foreign	(6,646)	(9,154)	2,643
Total	(9,918)	(12,360)	2,008
Provision for (benefit from) income taxes	$(1,773)	$(5,494)	$6,436
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following:

	Year Ended January 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	33.8%
Effect of:
Foreign income at other than U.S. rates	(10.7)%	(8.9)%	(26.9)%
Intercompany transactions	4.6%	3.7%	10.2%
Research tax credits	13.1%	12.6%	9.1%
State taxes, net of federal benefit	(0.1)%	(0.1)%	—%
U.S. corporate tax rate reduction	—%	—%	(81.3)%
Changes in valuation allowance	(48.3)%	(39.7)%	33.4%
Stock compensation	21.6%	12.7%	20.0%
Other	(0.8)%	—%	(0.4)%
	0.4%	1.3%	(2.1)%
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed companies to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year from the enactment date. We completed our analysis in fiscal 2019, recording no adjustments.
As a result of our history of net operating losses, the current provision for income taxes primarily relates to state income taxes and the current foreign provision from our profitable foreign entities. The benefit from domestic deferred federal and state income tax primarily relates to the release of the valuation allowance for certain intangibles from fiscal 2020, business acquisitions, where the balance for financial reporting exceeded the tax basis. The foreign deferred income tax benefit primarily relates to the application of intra-period tax allocation rules for the gains from other comprehensive income and the excess tax benefit in certain foreign jurisdictions from share-based compensation.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2020	2019
Deferred tax assets:
Unearned revenue	$20,613	$22,494
Other reserves and accruals	20,691	24,365
Federal net operating loss carryforwards	746,020	602,310
State net operating loss and foreign tax attributes carryforwards	371,233	232,815
Property and equipment	11,235	6,939
Share-based compensation	72,055	53,295
Research and development credits	243,617	183,323
Intangibles	488,626	516,416
Operating lease liabilities	73,563	—
Other	12,360	3,268
	2,060,013	1,645,225
Valuation allowance	(1,903,837)	(1,563,825)
Deferred tax assets, net of valuation allowance	156,176	81,400
Deferred tax liabilities:
Intercompany transactions	(19,609)	(30,900)
Other prepaid assets	(1,364)	(466)
Deferred commissions	(61,459)	(47,165)
Operating lease right-of-use assets	(67,775)	—
	(150,207)	(78,531)
Net deferred tax assets	$5,969	$2,869
We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred tax assets will be realized. In evaluating the need for a valuation allowance, we consider the cumulative losses in recent years as a significant piece of negative evidence that is generally difficult to overcome. As of January 31, 2020, we continue to maintain a full valuation allowance against our U.S. federal, state, and certain foreign jurisdiction deferred tax assets.
As of January 31, 2020, we recorded a valuation allowance of $1.9 billion for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred tax assets increased by $340 million and $939 million during fiscal 2020 and 2019, respectively. The increase in the valuation allowance during fiscal 2020, is mainly due to an increase in deferred tax assets on our net operating losses and research and development credits during the fiscal year.
As of January 31, 2020, we had approximately $3.4 billion of federal, $2.3 billion of state, and $1.5 billion of foreign net operating loss and other tax attributes carryforwards available to offset future taxable income. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2021, and 2040. The federal net operating losses generated in and after fiscal 2018 and the foreign net operating losses and other tax attributes do not expire and may be carried forward indefinitely.
We also had approximately $163 million of federal and $160 million of California research and development tax credit carryforwards as of January 31, 2020. The federal credits expire in varying amounts between fiscal 2021, and 2040. The California research credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law.
We intend to permanently reinvest any future earnings in our foreign operations unless such earnings are subject to U.S. federal income taxes. As of January 31, 2020, we estimate any such hypothetical foreign withholding tax expense to be immaterial to our financial statements.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Unrecognized tax benefits at the beginning of the period	$130,771	$107,849	$116,801
Additions for tax positions taken in prior years	309	10,586	1,500
Reductions for tax positions taken in prior years	—	—	(8,121)
Decrease for tax positions taken in prior years due to federal rate reduction	—	—	(10,062)
Additions for tax positions related to the current year	13,109	12,336	7,731
Reductions related to a lapse of applicable statute of limitations	(568)	—	—
Unrecognized tax benefits at the end of the period	$143,621	$130,771	$107,849
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. We did not accrue any interest expense or penalties during fiscal 2020, 2019, or 2018.
Of the total amount of unrecognized tax benefits of $144 million, $1 million, if recognized, would impact the effective tax rate, as of January 31, 2020.
We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state and foreign tax authorities.
On December 1, 2015, the United States Tax Court (“Tax Court”) issued its final decision with respect to Altera Corporation’s litigation with the Internal Revenue Service (“IRS”). The litigation related to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal 2004 through 2007. In its final decision, the Tax Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. Subsequent to the decision, the IRS filed an appeal on February 23, 2016. On June 7, 2019, the U.S. Tax Court of Appeals of the Ninth Circuit (“Ninth Circuit”) reversed the United States Tax Court decision and on November 11, 2019, the Ninth Circuit released a court order denying an en banc rehearing of the case following Altera’s petition filed on July 22, 2019. Altera submitted a petition for writ of certiorari to the U.S. Supreme Court on February 10, 2020. Based on the facts and circumstances of the Tax Court Case, we believe that it is more likely than not that the decision will be upheld. We have therefore recorded the effects of the decision and determined that there was no material impact to our effective tax rate and income tax expense due to our current full valuation allowance position. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
Note 18. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options, outstanding warrants, common stock related to unvested early exercised stock options, common stock related to unvested RSUs and PRSUs, common stock related to convertible senior notes to the extent dilutive, and common stock issuable pursuant to the ESPP. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Year Ended January 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss attributable to Class A and Class B common stockholders per share:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(345,958)	$(134,716)	$(287,021)	$(131,237)	$(208,159)	$(113,063)
Denominator:
Weighted-average common shares outstanding	163,513	63,672	148,767	68,022	134,642	73,132
Basic and diluted net loss per share	$(2.12)	$(2.12)	$(1.93)	$(1.93)	$(1.55)	$(1.55)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	January 31,
	2020	2019	2018
Outstanding common stock options	3,436	5,781	6,595
Unvested restricted stock awards, units, and PRSUs	12,530	13,551	13,209
Shares related to the convertible senior notes	10,876	10,876	15,079
Shares subject to warrants related to the issuance of convertible senior notes	10,876	10,876	15,079
Shares issuable pursuant to the ESPP	491	402	466
Total	38,209	41,486	50,428

Note 19. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2020	2019	2018
United States	$2,741,427	$2,173,346	$1,694,347
Other countries	885,779	648,834	448,703
Total	$3,627,206	$2,822,180	$2,143,050

Long-Lived Assets
We attribute our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, to a country based on the physical location of the assets. Aggregate property and equipment, net and operating lease right-of-use assets by geographic area is as follows (in thousands):

	January 31,
	2020	2019
United States	$1,064,292	$726,801
Ireland	122,619	55,306
Other countries	40,170	14,800
Total	$1,227,081	$796,907

Note 20. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. We match a certain portion of employee contributions up to a fixed maximum per employee. Our contributions to the plan were $36 million, $28 million, and $15 million in fiscal 2020, 2019, and 2018, respectively.
Note 21. Selected Quarterly Financial Data (unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2020 and 2019 (in thousands, except per share data):

	Quarter ended
	1/31/2020	10/31/2019	7/31/2019	4/30/2019	1/31/2019	10/31/2018	7/31/2018	4/30/2018
Consolidated Statements of Operations Data:
Total revenues	$976,299	$938,100	$887,752	$825,055	$788,628	$743,189	$671,720	$618,643
Operating loss	(146,097)	(110,250)	(122,497)	(123,386)	(120,283)	(182,755)	(88,982)	(71,264)
Net loss	(127,958)	(115,729)	(120,712)	(116,275)	(104,361)	(153,331)	(86,156)	(74,410)
Net loss per share, basic and diluted	(0.56)	(0.51)	(0.53)	(0.52)	(0.47)	(0.70)	(0.40)	(0.35)

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2020, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
(c) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information concerning our directors, our Audit Committee, and any changes to the process by which stockholders may recommend nominees to the Board required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 1: Election of Directors” and “Directors and Corporate Governance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement including “Executive Officers and Other Executive Management.”
With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2020 Annual Meeting of Stockholders, and such disclosure, if any, is incorporated herein by reference.
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
3. Exhibits

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
2.1+	Agreement and Plan of Merger dated June 11, 2018, as amended on July 31, 2018	8-K	001-35680	August 1, 2018	2.1
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	December 7, 2012	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	June 5, 2015	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	Description of Securities					X
4.4	2020 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.2
4.5	2022 Indenture dated September 15, 2017 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	September 15, 2017	4.1
4.6	Supplemental Indenture to the 2020 Indenture dated January 2, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	January 2, 2018	4.3
4.7	Supplemental Indenture to the 2022 Indenture dated January 2, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	January 2, 2018	4.4
4.8	Second Supplemental Indenture to the 2020 Indenture dated April 27, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	10-Q	001-35680	June 1, 2018	4.1
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2005 Stock Plan, as amended	10-Q	001-35680	June 5, 2013	10.12
10.3†	2012 Equity Incentive Plan, as amended	DEF 14A	001-35680	April 27, 2018	Annex A
10.4†	2012 Equity Incentive Plan Forms of Award Agreements, as amended					X
10.5†	2012 Employee Stock Purchase Plan, as amended	10-Q	001-35680	December 3, 2018	10.1
10.6†	Adaptive Insights, Inc. 2013 Equity Incentive Plan	S-8	333-226907	August 17, 2018	99.1

10.7†	Adaptive Insights, Inc. 2013 Equity Incentive Plan Forms of Award Agreements	S-8	333-226907	August 17, 2018	99.2
10.8†	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006	10-K	001-35680	March 31, 2014	10.9
10.9†	Offer Letter between Robynne Sisco and the Registrant dated August 23, 2012	10-Q	001-35680	June 1, 2016	10.11
10.10†	Offer Letter between Luciano Fernandez Gomez and the Registrant dated December 12, 2013 and related employment arrangements	10-K	001-35680	March 18, 2019	10.11
10.11†	Offer Letter between Richard Sauer and the Registrant dated April 6, 2019					X
10.12	Office Lease Agreement, dated September 18, 2008, between Registrant and 6200 Stoneridge Mall Road Investors, LLC	S-1	333-183640	August 30, 2012	10.8
10.13	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-35680	March 31, 2014	10.11
10.14	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.15	Form of Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 17, 2013	99.3
10.16	Form of Warrant Confirmation (2020)	8-K	001-35680	June 17, 2013	99.4
10.17	Form of Additional Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 24, 2013	99.3
10.18	Form of Additional Warrant Confirmation (2020)	8-K	001-35680	June 24, 2013	99.4
10.19	Form of Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.1
10.20	Form of Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.2
10.21	Form of Additional Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.3
10.22	Form of Additional Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.4
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+	The Company has omitted schedules and similar attachments to the merger agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
†	Indicates a management contract or compensatory plan.
*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 3rd day of March, 2020.

WORKDAY, INC.

/s/ Robynne D. Sisco
Robynne D. Sisco Co-President and Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robynne D. Sisco or Richard H. Sauer, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aneel Bhusri	Chief Executive Officer	March 3, 2020
Aneel Bhusri	(Principal Executive Officer)

/s/ Robynne D. Sisco	Co-President and Chief Financial Officer	March 3, 2020
Robynne D. Sisco	(Principal Financial and Accounting Officer)

/s/ Ann-Marie Campbell	Director	March 3, 2020
Ann-Marie Campbell

/s/ Christa Davies	Director	March 3, 2020
Christa Davies

/s/ David A. Duffield	Director	March 3, 2020
David A. Duffield

/s/ Carl M. Eschenbach	Director	March 3, 2020
Carl M. Eschenbach

/s/ Michael M. McNamara	Director	March 3, 2020
Michael M. McNamara

/s/ Michael A. Stankey	Director	March 3, 2020
Michael A. Stankey

/s/ George J. Still, Jr.	Director	March 3, 2020
George J. Still, Jr.

/s/ Lee J. Styslinger III	Director	March 3, 2020
Lee J. Styslinger III

/s/ Jerry Yang	Director	March 3, 2020
Jerry Yang