Form 10-Q
period 2020-04-30
Workday, Inc.
filed 2020-05-28
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2020
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For transition period from                     to
Commission File Number: 001-35680

WORKDAY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2480422
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
6110 Stoneridge Mall Road
Pleasanton, California 94588
(Address of principal executive offices)
(925) 951-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001	WDAY	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of May 26, 2020, there were approximately 174 million shares of the registrant’s Class A common stock and 61 million shares of the registrant's Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,214,213	$731,141
Marketable securities	1,384,793	1,213,432
Trade and other receivables, net	584,219	877,578
Deferred costs	100,501	100,459
Prepaid expenses and other current assets	166,641	172,012
Total current assets	3,450,367	3,094,622
Property and equipment, net	937,008	936,179
Operating lease right-of-use assets	310,267	290,902
Deferred costs, noncurrent	214,353	222,395
Acquisition-related intangible assets, net	292,592	308,401
Goodwill	1,819,261	1,819,261
Other assets	203,655	144,605
Total assets	$7,227,503	$6,816,365
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,430	$57,556
Accrued expenses and other current liabilities	111,651	130,050
Accrued compensation	274,903	248,154
Unearned revenue	2,012,078	2,223,178
Operating lease liabilities	70,764	66,147
Debt, current	266,137	244,319
Total current liabilities	2,770,963	2,969,404
Debt, noncurrent	1,508,784	1,017,967
Unearned revenue, noncurrent	78,320	86,025
Operating lease liabilities, noncurrent	254,182	241,425
Other liabilities	13,250	14,993
Total liabilities	4,625,499	4,329,814
Stockholders’ equity:
Common stock	235	231
Additional paid-in capital	5,330,170	5,090,187
Accumulated other comprehensive income (loss)	57,526	23,492
Accumulated deficit	(2,785,927)	(2,627,359)
Total stockholders’ equity	2,602,004	2,486,551
Total liabilities and stockholders’ equity	$7,227,503	$6,816,365
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Revenues:
Subscription services	$881,956	$701,024
Professional services	136,429	124,031
Total revenues	1,018,385	825,055
Costs and expenses (1):
Costs of subscription services	145,263	112,469
Costs of professional services	160,367	130,750
Product development	443,484	347,831
Sales and marketing	318,557	272,936
General and administrative	95,171	84,455
Total costs and expenses	1,162,842	948,441
Operating loss	(144,457)	(123,386)
Other income (expense), net	(10,973)	7,141
Loss before provision for (benefit from) income taxes	(155,430)	(116,245)
Provision for (benefit from) income taxes	2,938	30
Net loss	$(158,368)	$(116,275)
Net loss per share, basic and diluted	$(0.68)	$(0.52)
Weighted-average shares used to compute net loss per share, basic and diluted	232,939	223,309

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$13,892	$10,415
Costs of professional services	22,566	16,150
Product development	122,022	91,237
Sales and marketing	46,950	38,854
General and administrative	31,242	28,579
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Net loss	$(158,368)	$(116,275)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(1,247)	(646)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $0 and $219, respectively	2,974	703
Net change in market value of effective foreign currency forward exchange contracts, net of tax provision of $0 and $1,981, respectively	32,307	13,865
Other comprehensive income (loss), net of tax	34,034	13,922
Comprehensive loss	$(124,334)	$(102,353)
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Common stock:
Balance, beginning of period	$231	$221
Issuance of common stock under employee equity plans	1	1
Vested restricted stock units	3	3
Balance, end of period	235	225
Additional paid-in capital:
Balance, beginning of period	5,090,187	4,105,334
Issuance of common stock under employee equity plans	3,576	3,454
Vested restricted stock units	(3)	(3)
Share-based compensation	236,410	185,204
Cumulative-effect of accounting changes	—	381
Balance, end of period	5,330,170	4,294,370
Accumulated other comprehensive income (loss):
Balance, beginning of period	23,492	(809)
Other comprehensive income (loss)	34,034	13,922
Balance, end of period	57,526	13,113
Accumulated deficit:
Balance, beginning of period	(2,627,359)	(2,146,304)
Net loss	(158,368)	(116,275)
Cumulative-effect of accounting changes	(200)	(381)
Balance, end of period	(2,785,927)	(2,262,960)
Total stockholders’ equity	$2,602,004	$2,044,748

	Three Months Ended April 30,
	2020	2019
Common stock (in shares):
Balance, beginning of period	231,708,391	222,052,063
Issuance of common stock under employee equity plans	797,591	718,832
Vested restricted stock units	2,664,085	2,666,099
Settlement of convertible senior notes	6	—
Balance, end of period	235,170,073	225,436,994
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(158,368)	$(116,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	71,514	61,165
Share-based compensation expenses	236,672	185,235
Amortization of deferred costs	26,060	20,880
Amortization of debt discount and issuance costs	14,840	11,587
Non-cash lease expense	18,369	15,822
Other	4,370	(6,846)
Changes in operating assets and liabilities:
Trade and other receivables, net	290,902	157,379
Deferred costs	(18,060)	(18,485)
Prepaid expenses and other assets	19,977	(5,107)
Accounts payable	(22,382)	1,503
Accrued expenses and other liabilities	(1,504)	21,403
Unearned revenue	(218,707)	(119,098)
Net cash provided by (used in) operating activities	263,683	209,163
Cash flows from investing activities:
Purchases of marketable securities	(553,985)	(471,054)
Maturities of marketable securities	381,398	460,097
Sales of marketable securities	5,279	50,948
Owned real estate projects	(2,487)	(39,634)
Capital expenditures, excluding owned real estate projects	(59,940)	(65,535)
Purchases of non-marketable equity and other investments	(52,250)	(2,200)
Sales and maturities of non-marketable equity and other investments	4,638	—
Other	—	23
Net cash provided by (used in) investing activities	(277,347)	(67,355)
Cash flows from financing activities:
Proceeds from borrowings on term loan, net	497,795	—
Payments on convertible senior notes	(1)	—
Proceeds from issuance of common stock from employee equity plans	3,577	3,455
Other	(2,040)	(93)
Net cash provided by (used in) financing activities	499,331	3,362
Effect of exchange rate changes	(265)	(327)
Net increase (decrease) in cash, cash equivalents, and restricted cash	485,402	144,843
Cash, cash equivalents, and restricted cash at the beginning of period	734,721	642,203
Cash, cash equivalents, and restricted cash at the end of period	$1,220,123	$787,046
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended April 30,
	2020	2019
Supplemental cash flow data:
Cash paid for interest, net of amounts capitalized	$1,438	$3
Cash paid for income taxes	2,945	3,534
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	39,721	77,429

	As of April 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$1,214,213	$781,772
Restricted cash included in Prepaid expenses and other current assets	5,792	5,144
Restricted cash included in Other assets	118	130
Total cash, cash equivalents, and restricted cash	$1,220,123	$787,046
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended April 30, 2020, shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 3, 2020.
There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the year ended January 31, 2020, other than the adoption of accounting pronouncements as described in Note 2, Accounting Standards. Certain prior period amounts reported in our condensed consolidated financial statements have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates, judgments, and assumptions include, but are not limited to the fair value of assets acquired and liabilities assumed through business combinations, the determination of the period of benefit for deferred commissions, certain assumptions used in the valuation of equity awards, and assumptions used in the valuation of non-marketable equity investments. Actual results could differ from those estimates and such differences could be material to our condensed consolidated financial statements.
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

Note 2. Accounting Standards
Recently Adopted Accounting Pronouncements
ASU No. 2016-13
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted this standard effective February 1, 2020, using a modified retrospective approach, which resulted in a cumulative-effect adjustment of $0.2 million to Accumulated deficit.
Under the new standard, we assess our allowance for credit losses on trade receivables by taking into consideration forecasts of future economic conditions, information about past events, such as our historical trend of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. The allowance for credit losses on trade receivables is recorded in operating expenses on our condensed consolidated statements of operations.
With respect to available-for-sale debt securities, when the fair value of the security is below its amortized cost, the amortized cost should be written down to its fair value if i) it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis or ii) management has the intention to sell the security. If neither of the conditions are met, we must determine whether the impairment is due to credit losses. To determine the amount of credit losses, we compare the present value of the expected cash flows of the security, derived by taking into account the issuers’ credit ratings and remaining payment terms, with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in Other income (expense), net on our condensed consolidated statements of operations. Non-credit related impairment losses are recorded in Other comprehensive income (loss) (“OCI”).
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
We adopted this standard effective February 1, 2020, using a prospective approach. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements. Subsequent impact on our condensed consolidated financial statements will depend on the magnitude of implementation costs to be incurred. Implementation costs capitalized subsequent to adoption will be recognized in operating expenses on our condensed consolidated statements of operations over the noncancellable period of the hosting arrangement plus any renewal periods reasonably certain to be taken.
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
We adopted this standard effective February 1, 2020. We adopted the amendments in this update on a retrospective basis for the provision related to franchise taxes and prospectively for all other applicable amendments. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
ASU No. 2020-04
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to GAAP guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. We may elect to apply the amendments prospectively through December 31, 2022. The impact on our condensed consolidated financial statements from the adoption of this standard is expected to be immaterial.
Note 3. Investments
Debt Securities
As of April 30, 2020, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$331,237	$1,876	$—	$333,113
U.S. agency obligations	326,082	190	(123)	326,149
Corporate bonds	562,835	4,089	(40)	566,884
Commercial paper	208,994	—	—	208,994
	$1,429,148	$6,155	$(163)	$1,435,140
Included in cash and cash equivalents	$50,347	$—	$—	$50,347
Included in marketable securities	$1,378,801	$6,155	$(163)	$1,384,793
As of January 31, 2020, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$312,183	$492	$(5)	$312,670
U.S. agency obligations	169,613	99	(44)	169,668
Corporate bonds	504,434	2,476	—	506,910
Commercial paper	364,701	—	—	364,701
	$1,350,931	$3,067	$(49)	$1,353,949
Included in cash and cash equivalents	$140,517	$—	$—	$140,517
Included in marketable securities	$1,210,414	$3,067	$(49)	$1,213,432
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
The unrealized losses associated with our debt securities were immaterial as of April 30, 2020, and January 31, 2020, and we did not recognize any credit losses related to our debt securities during the three months ended April 30, 2020.
We sold $5 million of our debt securities during the three months ended April 30, 2020. There were no sales of debt securities during the three months ended April 30, 2019. The realized gains and losses from the sales were immaterial.

Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2020	January 31, 2020
Money market funds	Cash and cash equivalents	$1,007,297	$386,909
Equity investments accounted for under the equity method	Other assets	48,976	—
Non-marketable equity investments measured using the measurement alternative	Other assets	57,203	59,026
		$1,113,476	$445,935
We determine at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). If the investment or other interest is determined to be a VIE, we must evaluate whether we are considered the primary beneficiary. For investments in VIEs in which we are considered the primary beneficiary, the assets, liabilities, and results of operations of the VIE are consolidated in our condensed consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) has the obligation to absorb losses or the right to receive benefits from the VIE. As of April 30, 2020, there were no VIEs for which we were the primary beneficiary.
Equity Investments Accounted for Under the Equity Method
Investments in VIEs for which we are not the primary beneficiary or do not own a controlling interest, but can exercise significant influence over the investee are accounted for under the equity method of accounting. These investments are measured at cost less any impairment, plus or minus our share of earnings and losses, and are included in Other Assets on the condensed consolidated balance sheets. Our share of earnings and losses are recorded in Other income (expense), net, on the condensed consolidated statements of operations.
During the first quarter of fiscal 2021, we made an equity investment of $50 million in a limited partnership, which represents an ownership interest of approximately 6%. We determined that the limited partnership is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. We do not have majority voting rights nor the power to direct the activities of this entity, and therefore, we are not the primary beneficiary. The investment is accounted for under the equity method of accounting as it is considered to be more than minor, and we have the ability to exercise significant influence over the entity. The carrying value was $49 million as of April 30, 2020. There was no impairment loss recorded on this investment during the three months ended April 30, 2020.
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or have significant influence. We adjust the carrying values of non-marketable equity investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer. No material adjustments were made to the carrying values of non-marketable equity investments as measured under the measurement alternative as a result of observable events during the three months ended April 30, 2020, and 2019.
Additionally, we assess our non-marketable equity investments quarterly for impairment. Our impairment analysis encompasses an assessment of the severity and duration of the impairment and a qualitative and quantitative analysis of other key factors including the investee’s financial metrics, market acceptance of the investee’s product or technology, other competitive products or technology in the market, general market conditions, and the rate at which the investee is using its cash. We have also considered the impacts of the coronavirus pandemic (“COVID-19 pandemic”) in our impairment analysis. These factors require significant judgment. During the three months ended April 30, 2020, we recorded impairment losses on non-marketable equity investments of $3 million. We did not record any such impairment losses during the three months ended April 30, 2019.
Non-marketable equity investments that have been remeasured during the period due to an observable event or impairment are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments we hold.

Marketable Equity Investments
We did not hold marketable equity investments as of April 30, 2020, and January 31, 2020. There were no sales of marketable equity investments during the three months ended April 30, 2020. We sold $51 million of marketable equity investments during the three months ended April 30, 2019, with a corresponding gain recognized of $7 million.
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended April 30,
	2020	2019
Net realized gains (losses) recognized on equity investments sold	$1,591	$6,844
Net unrealized gains (losses) recognized on equity investments held	(4,096)	—
Total net gains (losses) recognized in Other income (expense), net	$(2,505)	$6,844
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of April 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$333,113	$—	$—	$333,113
U.S. agency obligations	—	326,149	—	326,149
Corporate bonds	—	566,884	—	566,884
Commercial paper	—	208,994	—	208,994
Money market funds	1,007,297	—	—	1,007,297
Foreign currency derivative assets	—	61,172	—	61,172
Total assets	$1,340,410	$1,163,199	$—	$2,503,609
Foreign currency derivative liabilities	$—	$1,439	$—	$1,439
Total liabilities	$—	$1,439	$—	$1,439
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

Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	April 30, 2020		January 31, 2020
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
1.50% Convertible senior notes	$247,387	$469,690	$244,319	$571,057
0.25% Convertible senior notes	1,029,702	1,406,772	1,017,967	1,587,978
In June 2013, we completed an offering of $250 million of 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”). In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes” and together with the 2020 Notes, the “Notes”). The carrying amounts of the Notes represent the liability components of the principal balances as of April 30, 2020, and January 31, 2020. The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of each reporting period. The if-converted values of the 2020 and 2022 Notes exceeded the principal amounts by $221 million and $53 million, respectively. The if-converted values were determined based on the closing price of our common stock of $153.90 on April 30, 2020. For further information, see Note 10, Debt.
In April 2020, we entered into a credit agreement (“Credit Agreement”) pursuant to which the lenders would extend to Workday a senior unsecured term loan facility in an aggregate principal amount of $750 million (“Term Loan,”) and an unsecured revolving credit facility in an aggregate principal amount of $750 million (“Revolving Credit Facility”). As of April 30, 2020, the carrying value of the Term Loan was $498 million, and there were no outstanding borrowings under the Revolving Credit Facility. The estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, approximates the carrying value because it is a floating rate facility. For further information, see Note 10, Debt.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $315 million and $323 million as of April 30, 2020, and January 31, 2020, respectively. Amortization expense for the deferred costs was $26 million and $21 million for the three months ended April 30, 2020, and 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2020	January 31, 2020
Land and land improvements	$39,272	$38,737
Buildings	489,770	489,028
Computers, equipment, and software	771,537	723,482
Furniture and fixtures	52,613	51,917
Leasehold improvements	192,136	189,668
Property and equipment, gross	1,545,328	1,492,832
Less accumulated depreciation and amortization	(608,320)	(556,653)
Property and equipment, net	$937,008	$936,179
Depreciation expense totaled $55 million and $41 million for the three months ended April 30, 2020, and 2019, respectively. No interest costs were capitalized to Property and equipment, net during the three months ended April 30, 2020. Interest costs capitalized to Property and equipment, net totaled $4 million for the three months ended April 30, 2019.

Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	April 30, 2020	January 31, 2020
Developed technology	$218,400	$218,400
Customer relationships	224,000	224,000
Trade name	12,400	12,400
Backlog	11,000	11,000
Acquisition-related intangible assets, gross	465,800	465,800
Less accumulated amortization	(173,208)	(157,399)
Acquisition-related intangible assets, net	$292,592	$308,401
Amortization expense related to acquisition-related intangible assets was $16 million and $19 million for the three months ended April 30, 2020, and 2019, respectively.
As of April 30, 2020, our future estimated amortization expense related to acquisition-related intangible assets is as follows (in thousands):

Fiscal Period:
Remainder of 2021	$43,966
2022	52,833
2023	50,109
2024	38,933
2025	27,500
Thereafter	79,251
Total	$292,592
Note 8. Other Assets
Other assets consisted of the following (in thousands):

	April 30, 2020	January 31, 2020
Non-marketable equity and other investments (1)	$70,650	$75,004
Equity investments accounted for under the equity method	48,976	—
Prepayments for goods and services	26,257	27,928
Derivative assets	24,751	9,529
Technology patents and other intangible assets, net	17,084	17,898
Deposits	7,389	6,335
Net deferred tax assets	6,544	6,912
Other	2,004	999
Total	$203,655	$144,605
(1)Included in non-marketable equity and other investments are investments in loan receivables of privately held companies, which are carried at amortized cost. The carrying values of these loan receivables were $13 million and $16 million as of April 30, 2020, and January 31, 2020, respectively. As of April 30, 2020, allowance for credit losses on this balance was immaterial.

Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of April 30, 2020, the future estimated amortization expense is as follows (in thousands):

Fiscal Period:
Remainder of 2021	$2,239
2022	2,620
2023	2,348
2024	2,040
2025	1,569
Thereafter	6,268
Total	$17,084
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
Foreign currency forward contracts designated as cash flow hedges are recorded on the condensed consolidated balance sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. As of April 30, 2020, we estimate that $21 million of net gains recorded in AOCI related to our foreign currency forward contracts designated as cash flow hedges will be reclassified into income within the next 12 months.
As of April 30, 2020, and January 31, 2020, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $1.0 billion and $908 million, respectively. The notional value represents the amount that will be bought or sold upon maturity of the forward contract. All such contracts have maturities not greater than 48 months.
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
As of April 30, 2020, and January 31, 2020, we had outstanding forward contracts not designated as hedges with total notional values of $99 million and $246 million, respectively.

The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2020	January 31, 2020
Derivative assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$35,783	$20,944
Foreign currency forward contracts designated as cash flow hedges	Other assets	24,751	9,529
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	638	2,801
Foreign currency forward contracts not designated as hedges	Other assets	—	—
Total derivative assets		$61,172	$33,274
Derivative liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$324	$1,211
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	398	1,809
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	717	976
Foreign currency forward contracts not designated as hedges	Other liabilities	—	—
Total derivative liabilities		$1,439	$3,996
The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations was as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
		2020	2019
Total revenues	Revenues	$1,018,385	$825,055
Amount of gains (losses) related to foreign currency forward contracts designated as cash flow hedges	Revenues	4,486	16
Pre-tax gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Three Months Ended April 30,
		2020	2019
Gains (losses) recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$36,793	$15,862
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	4,486	16
Gains (losses) associated with foreign currency forward contracts not designated as hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
		2020	2019
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$5,413	$2,398

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
As of April 30, 2020, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$2,404	$—	$2,404	$(483)	$—	$1,921
Counterparty B	46,171	—	46,171	(489)	—	45,682
Counterparty C	12,597	—	12,597	(467)	—	12,130
Total	$61,172	$—	$61,172	$(1,439)	$—	$59,733

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$483	$—	$483	$(483)	$—	$—
Counterparty B	489	—	489	(489)	—	—
Counterparty C	467	—	467	(467)	—	—
Total	$1,439	$—	$1,439	$(1,439)	$—	$—
Note 10. Debt
Outstanding debt consisted of the following (in thousands):

	April 30, 2020	January 31, 2020
2020 Notes, net of unamortized debt discounts of $2,418 and $5,319, respectively, and unamortized debt issuance costs of $139 and $307, respectively	$247,387	$244,319
2022 Notes, net of unamortized debt discounts of $113,384 and $124,403, respectively, and unamortized debt issuance costs of $6,914 and $7,630, respectively	1,029,702	1,017,967
Term Loan, net of unamortized debt discounts of $1,985 and $0, respectively, and unamortized debt issuance costs of $183 and $0, respectively	497,832	—
Total debt	$1,774,921	$1,262,286
Less: current maturities	$(266,137)	$(244,319)
Total debt, noncurrent	$1,508,784	$1,017,967
As of April 30, 2020, expected future principal payments on our outstanding debt are as follows (in thousands):

Fiscal Period:
Remainder of 2021	$262,444
2022	25,000
2023	1,200,000
2024	50,000
2025	50,000
Thereafter	312,500
Total	$1,899,944

Convertible Senior Notes
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
In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amounts of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The gross carrying amounts of the equity components are $68 million and $223 million for the 2020 Notes and 2022 Notes, respectively, and are included in Additional paid-in capital on the condensed consolidated balance sheets. The equity components are not remeasured as long as they continue to meet the conditions for equity classification.
In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. For the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million, and for the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million.

The effective interest rates of the liability components of the 2020 Notes and 2022 Notes are 6.25% and 4.60%, respectively. These interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
The 2020 Notes are classified as current on the condensed consolidated balance sheets as of April 30, 2020, and January 31, 2020, as they are due within one year. As of the date of this filing, the amount of the principal balance of the 2020 Notes that has been converted or for which conversion has been requested was not material.
The 2022 Notes are classified as noncurrent on the condensed consolidated balance sheets as of April 30, 2020, and January 31, 2020, since the criteria for conversion was not met.
Notes Hedges
In connection with the issuance of the Notes, we entered into convertible note hedge transactions with respect to our Class A common stock (“Purchased Options”). The Purchased Options are intended to offset potential economic dilution to our Class A common stock upon any conversion of the Notes. The Purchased Options are separate transactions and are not part of the terms of the Notes. The amounts paid for the Purchased Options are included in Additional paid-in capital on the condensed consolidated balance sheets.
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
Warrants
In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants (“Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 3.1 million shares over 60 scheduled trading days beginning in October 2020 and 7.8 million shares over 60 scheduled trading days beginning in January 2023 of our Class A common stock at an exercise price of $107.96 and $213.96 per share, respectively. If the Warrants are not exercised on their exercise dates, they will expire. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share assuming that we are profitable. The Warrants are separate transactions and are not part of the terms of the Notes or the Purchased Options. The proceeds from the sale of the Warrants are recorded in Additional paid-in capital on the condensed consolidated balance sheets.
Credit Agreement
In April 2020, we entered into a credit agreement pursuant to which the lenders would extend to Workday a senior unsecured term loan facility in an aggregate principal amount of $750 million and an unsecured revolving credit facility in an aggregate principal amount of $750 million.
The Term Loan and Revolving Credit Facility bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin that ranges from 0% to 0.625%, or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market plus a margin that ranges from 1.000% to 1.625%. The base rate is defined as the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% or (iii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market for a period of one month (but not less than zero) plus 1.00%. Actual margins under either election will be based on our consolidated leverage ratio, which is measured by dividing (a) our consolidated funded indebtedness as of the fiscal quarter end by (b) our consolidated EBITDA as defined in the Credit Agreement for the most recently completed four consecutive fiscal quarters.
The Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The financial covenant, based on a quarterly financial test, requires Workday not to exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at the election of Workday for a certain period following an Acquisition (as defined in the Credit Agreement). As of April 30, 2020, we were in compliance with all covenants.
Term Loan
The Term Loan may be funded in two individual tranches. On April 2, 2020, $500 million of the Term Loan was funded, and the remaining $250 million may be funded until July 15, 2020.

The Term Loan matures on April 2, 2025, and provides for quarterly repayment in installments of the principal amount, beginning October 2020, at a rate of 1.25% of the principal amount per quarter through January 2022, and 2.50% of the principal amount per quarter thereafter. The Term Loan may be prepaid or permanently reduced by Workday without penalty or premium.
We incurred fees of approximately $2 million in connection with entering into the agreement for the Term Loan. The fees paid to lenders on the issuance of the debt are accounted for as a debt discount, while the remaining fees paid to third parties are accounted for as debt issuance costs. The debt discount and issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the contractual term of the arrangement.
As of April 30, 2020, the Term Loan had a carrying value of $498 million, of which $19 million is classified as current, and $479 million is classified as noncurrent on the condensed consolidated balance sheet. As of April 30, 2020, the interest rate on the Term Loan was 2.43%, and the effective interest rate was 2.56%.
Revolving Credit Facility
The Revolving Credit Facility may be borrowed, repaid, and reborrowed until April 2, 2025, at which time all amounts borrowed must be repaid. We may request, no more than two times during the term of the Credit Agreement, that each revolving lender extend the maturity date for the revolving loans for one year. Additionally, we may request an increase in aggregate revolving commitments by up to $250 million at any time prior to April 2, 2025. The Revolving Credit Facility may be prepaid or permanently reduced by Workday without penalty or premium.
We are required to pay each revolving lender a commitment fee on a quarterly basis based on amounts committed but unused under the Revolving Credit Facility that ranges from 0.090% to 0.225% per annum, depending on our consolidated leverage ratio. The commitment fee is expensed as incurred and included within Other income (expense), net on the condensed consolidated statement of operations.
We incurred fees of approximately $2 million in connection with entering into the agreement for the Revolving Credit Facility. The fees are recorded in Other assets on the condensed consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement.
As of April 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Three Months Ended April 30,
	2020	2019
Contractual interest expense	$2,631	$1,656
Interest cost related to amortization of debt discount	13,955	13,254
Interest cost related to amortization of debt issuance costs	887	883
Total interest expense	$17,473	$15,793
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. As of April 30, 2020, and January 31, 2020, operating lease right-of-use assets were $310 million and $291 million, respectively, and operating lease liabilities were $325 million and $308 million, respectively. We have also entered into finance lease agreements for other property and equipment. As of April 30, 2020, and January 31, 2020, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Operating lease cost	$20,899	$18,514
Short-term lease cost	4,352	3,640
Variable lease cost	4,450	3,426
Total operating lease cost	$29,701	$25,580

Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Cash paid for operating lease liabilities	$21,012	$16,184
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	38,287	295,950
(1)Prior year activity includes $279 million for operating leases existing on February 1, 2019 and $17 million for operating leases that commenced in the first quarter of fiscal 2020.
Other information related to our operating leases was as follows:

	April 30, 2020	January 31, 2020
Weighted average remaining lease term (in years)	6	6
Weighted average discount rate	3.18%	3.36%
As of April 30, 2020, maturities of operating lease liabilities are as follows (in thousands):

Fiscal Period:
Remainder of 2021	$59,398
2022	80,589
2023	70,573
2024	60,735
2025	45,530
Thereafter	47,301
Total lease payments	364,126
Less imputed interest	(39,180)
Total	$324,946
As of April 30, 2020, we have additional operating leases, primarily for office space and data centers, that have not yet commenced with total undiscounted lease payments of $41 million. These operating leases will commence in fiscal 2021, with lease terms ranging from one to ten years.
Related-Party Lease Transactions
We lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California, under various lease agreements. As of April 30, 2020, the operating lease right-of-use assets and operating lease liabilities related to these agreements were $55 million and $67 million, respectively. The weighted average remaining lease term of these agreements is four years. The total rent expense under these agreements was $4 million and $3 million for the three months ended April 30, 2020, and 2019, respectively.
Note 12. Commitments and Contingencies
Third-Party Hosted Infrastructure Platform-Related Commitments
We have entered into non-cancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. As of April 30, 2020, future non-cancelable minimum payments under these agreements were approximately $471 million.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of April 30, 2020, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 13. Stockholders’ Equity
Common Stock
As of April 30, 2020, there were 174 million shares of Class A common stock, and 61 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). As of April 30, 2020, we had approximately 63 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1, and December 1, and exercisable on or about the succeeding November 30, and May 31, respectively, of each year. As of April 30, 2020, approximately 5 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the three months ended April 30, 2020, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2020	11,914,064	$147.96
RSUs granted	7,298,350	147.27
RSUs vested	(2,091,770)	143.62
RSUs forfeited	(255,338)	146.36
Balance as of April 30, 2020	16,865,306	148.22
As of April 30, 2020, there was a total of $2.4 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2020, 0.6 million shares of performance-based restricted stock units (“PRSUs”) were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2020. During the three months ended April 30, 2020, we recognized $19 million in compensation cost related to these PRSUs.

Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during the three months ended April 30, 2020, is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2020	3,435,577	$9.78	$601
Stock options exercised	(797,591)	4.49
Stock options canceled	(4,071)	29.26
Balance as of April 30, 2020	2,633,915	11.35	375
Vested and expected to vest as of April 30, 2020	2,617,530	11.20	374
Exercisable as of April 30, 2020	2,316,950	8.59	337
As of April 30, 2020, there was a total of $27 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately one year.
Note 14. Unearned Revenue and Performance Obligations
Subscription services revenue of $809 million and $642 million was recognized during the three months ended April 30, 2020, and 2019, respectively, that was included in the unearned revenue balances as of January 31, 2020, and 2019, respectively. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2020, approximately $8.19 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $5.52 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of April 30, 2020, was not material.
Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,
	2020	2019
Interest income	$7,867	$10,350
Interest expense (1)	(17,539)	(11,601)
Other (2)	(1,301)	8,392
Other income (expense), net	$(10,973)	$7,141
(1)Interest expense includes the contractual interest expense of the Notes and Term Loan, and the related non-cash interest expense attributable to amortization of the debt discounts and debt issuance costs, net of capitalized interest costs. For further information, see Note 10, Debt.
(2)Other includes the net gains (losses) from our equity investments, the commitment fee on the Revolving Credit Facility, and amortization of issuance costs on the Revolving Credit Facility. For further information, see Note 3, Investments, and Note 10, Debt.
Note 16. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported income tax expense of $3 million and less than $0.1 million for the three months ended April 30, 2020, and 2019, respectively. The income tax expense for the three months ended April 30, 2020, was primarily attributable to state taxes and income tax expenses in profitable foreign jurisdictions. There were no intra-period tax allocations for the gains from comprehensive income due to the prospective adoption of ASU No. 2019-12 on February 1, 2020. The income tax expense for the three months ended April 30, 2019, was primarily attributable to state taxes and income tax expenses in profitable foreign jurisdictions, partially offset by the application of intra-period tax allocation rules for the gains from comprehensive income and the excess tax benefits in certain foreign jurisdictions from share-based compensation.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act includes temporary changes to income and non-income based tax laws. We evaluated the applicable provisions of the CARES Act and determined that there is no material impact to our financial results.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of April 30, 2020, we continue to maintain a full valuation allowance on our deferred tax assets except in certain jurisdictions.
Note 17. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options, common stock related to unvested RSUs and PRSUs, common stock related to convertible senior notes to the extent dilutive, outstanding warrants, and common stock issuable pursuant to the ESPP. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended April 30,
	2020		2019
	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(116,735)	$(41,633)	$(82,589)	$(33,686)
Denominator:
Weighted-average common shares outstanding	171,702	61,237	158,613	64,696
Basic and diluted net loss per share	$(0.68)	$(0.68)	$(0.52)	$(0.52)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows (in thousands):

	As of April 30,
	2020	2019
Outstanding common stock options	2,634	5,052
Unvested RSUs and PRSUs	16,888	14,926
Shares related to the convertible senior notes	10,876	10,876
Shares subject to warrants related to the issuance of convertible senior notes	10,876	10,876
Shares issuable pursuant to the ESPP	491	402
Total	41,765	42,132

Note 18. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2020	2019
United States	$762,340	$628,529
Other countries	256,045	196,526
Total	$1,018,385	$825,055
No single country other than the United States had revenues greater than 10% of total revenues for the three months ended April 30, 2020, and 2019. No customer individually accounted for more than 10% of our trade and other receivables, net as of April 30, 2020, or January 31, 2020.
Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net, and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	April 30, 2020	January 31, 2020
United States	$1,067,234	$1,064,292
Ireland	122,689	122,619
Other countries	57,352	40,170
Total	$1,247,275	$1,227,081

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those arising from the impact of the coronavirus pandemic (“COVID-19 pandemic,”) as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We offer Workday applications to our customers on an enterprise-wide subscription basis, typically with contract terms of three years or longer and with subscription fees largely based on the size of the customer’s workforce. We generally recognize revenue from subscription fees ratably over the term of the contract. We currently derive a substantial majority of our subscription services revenue from subscriptions to our HCM application. We market our applications primarily through our direct sales force.
Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 12,400 and 11,000 employees as of April 30, 2020, and 2019, respectively. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues to decrease over time as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs.

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
We also regularly evaluate acquisitions and investment opportunities in complementary businesses, employee teams, services, technologies, and intellectual property rights in an effort to expand our product and service offerings. We expect to continue making such acquisitions and investments in the future, and we plan to reinvest a significant portion of our incremental revenues in future periods to grow our business and continue our leadership role in the industry. While we remain focused on improving operating margins, these acquisitions and investments will increase our costs on an absolute basis in the near-term. Many of these investments will occur in advance of experiencing any direct benefit from them and could make it difficult to determine if we are allocating our resources efficiently.
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
Impact of the COVID-19 Pandemic
In December 2019, a novel strain of coronavirus disease (“COVID-19”) was reported and in March 2020, the World Health Organization characterized COVID-19 as a pandemic (“COVID-19 pandemic”). This pandemic is having widespread, rapidly evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices.
We have temporarily closed the majority of our global offices, required most of our employees to work remotely, implemented travel restrictions, and shifted certain of our customer, industry, analyst, investor, and employee events to virtual-only experiences. These precautionary measures that have been adopted, particularly if extended for prolonged periods, could have increasingly negative effects on our customer success efforts, sales and marketing efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could harm our business, operating results, and financial condition.
Going forward, the extent to which the COVID-19 pandemic will impact our business is highly uncertain, but in the near to intermediate term, we may experience an increase in delayed purchasing decisions from prospective customers, reduced customer demand, reduced customer spend, and delayed payments. Because our near-term revenues are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and financial condition until future periods. For example, beginning in March 2020, we began experiencing and continue to experience unfavorable impacts to our new subscription bookings.
Due to the seasonality of the software subscription industry, we sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year, with the first quarter generating a smaller percentage of our annual new business. If the economic uncertainty remains for a prolonged period, we may experience a greater impact on our business from the COVID-19 pandemic.
Despite the economic challenges brought on by the COVID-19 pandemic, we are committed to the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy. Our software applications support business critical processes of customers. As many customers have also transitioned their employees to work-from-home arrangements, we believe this transition promotes the long-term shift of human resources and financial applications to the cloud.
For further discussion of the potential impacts of the COVID-19 pandemic on our business, operating results, and financial condition, see Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Components of Results of Operations
Revenues
We primarily derive our revenues from subscription services and professional services. Subscription services revenue primarily consists of fees that give our customers access to our cloud applications, which include related customer support. Professional services revenue includes fees for deployment services, optimization services, and training.
Subscription services revenue accounted for 87% of our total revenues during the three months ended April 30, 2020, and represented 97% of our total unearned revenue as of April 30, 2020. Subscription services revenue is driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Subscription services revenue is recognized over time as services are delivered and consumed concurrently over the contractual term, beginning on the date our service is made available to the customer. Our subscription contracts typically have a term of three years or longer and are generally non-cancelable. We generally invoice our customers annually in advance. Amounts that have been invoiced are initially recorded as unearned revenue.
Our consulting engagements are generally billed on a time and materials basis or fixed price basis. For contracts billed on a time and materials basis, revenue is recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of the professional services performed. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As our professional services organization and the Workday-related consulting practices of our partner firms continue to develop, we expect these partners to increasingly contract directly with our subscription customers. As a result of this trend, and the increase of our subscription services revenue, we expect our professional services revenue as a percentage of total revenues to decline over time.
Costs and Expenses
Costs of subscription services revenue. Costs of subscription services revenue consists primarily of employee-related expenses related to hosting our applications and providing customer support, the costs of data center capacity, and depreciation of computer equipment and software.
Costs of professional services revenue. Costs of professional services revenue consists primarily of employee-related expenses associated with these services, the costs of subcontractors, and travel expenses.
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

Results of Operations
Revenues
Our total revenues for the three months ended April 30, 2020, and 2019, were as follows (in thousands, except percentages):

	Three Months Ended April 30,
	2020	2019	% Change
Subscription services	$881,956	$701,024	26%
Professional services	136,429	124,031	10%
Total revenues	$1,018,385	$825,055	23%
Total revenues were $1.0 billion for the three months ended April 30, 2020, compared to $825 million during the prior year period, an increase of $193 million, or 23%. Subscription services revenue was $882 million for the three months ended April 30, 2020, compared to $701 million for the prior year period, an increase of $181 million, or 26%. The increase in subscription services revenue was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenue was $136 million for the three months ended April 30, 2020, compared to $124 million for the prior year period, an increase of $12 million, or 10%. The increase in professional services revenue was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Operating Expenses
GAAP operating expenses were $1.2 billion for the three months ended April 30, 2020, compared to $948 million for the prior year period, an increase of $214 million, or 23%. The increase was primarily due to increases of $123 million in employee-related costs driven by higher headcount and $79 million related to a one-time cash bonus paid to all of our non-executive employees to help accommodate unforeseen costs and needs brought on by the COVID-19 pandemic.
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
Non-GAAP operating expenses were $888 million for the three months ended April 30, 2020, compared to $717 million for the prior year period, an increase of $171 million, or 24%. The increase was primarily due to increases of $79 million related to a one-time cash bonus paid to all of our non-executive employees to help accommodate unforeseen costs and needs brought on by the COVID-19 pandemic and $76 million in employee-related costs driven by higher headcount.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended April 30, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$145,263	$(13,892)	$(9,643)	$121,728
Costs of professional services	160,367	(22,566)	(3,101)	134,700
Product development	443,484	(122,022)	(12,150)	309,312
Sales and marketing	318,557	(46,950)	(10,576)	261,031
General and administrative	95,171	(31,242)	(2,781)	61,148
Total costs and expenses	$1,162,842	$(236,672)	$(38,251)	$887,919

	Three Months Ended April 30, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$112,469	$(10,415)	$(12,660)	$89,394
Costs of professional services	130,750	(16,150)	(3,459)	111,141
Product development	347,831	(91,237)	(13,631)	242,963
Sales and marketing	272,936	(38,854)	(12,834)	221,248
General and administrative	84,455	(28,579)	(3,298)	52,578
Total costs and expenses	$948,441	$(185,235)	$(45,882)	$717,324
(1)Share-based compensation expenses were $237 million and $185 million for the three months ended April 30, 2020, and 2019, respectively. The increase in share-based compensation expenses includes the impact of restricted stock units (“RSUs”) granted to existing and new employees.
(2)Other operating expenses include employer payroll tax-related items on employee stock transactions of $22 million and $27 million for the three months ended April 30, 2020, and 2019, respectively. In addition, other operating expenses include amortization of acquisition-related intangible assets of $16 million and $19 million for the three months ended April 30, 2020, and 2019, respectively.
(3)See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $145 million for the three months ended April 30, 2020, compared to $112 million for the prior year period, an increase of $33 million, or 29%. The increase was primarily due to increases of $9 million in employee-related costs driven by higher headcount, $6 million in third-party costs for hardware maintenance and data center capacity, $5 million related to the one-time employee cash bonus in light of the COVID-19 pandemic, and $5 million in depreciation expense related to equipment in our data centers.
Non-GAAP operating expenses in costs of subscription services were $122 million for the three months ended April 30, 2020, compared to $89 million for the prior year period, an increase of $33 million, or 36%. The increase was primarily due to increases of $6 million in employee-related costs driven by higher headcount, $6 million in third-party costs for hardware maintenance and data center capacity, $5 million related to the one-time employee cash bonus in light of the COVID-19 pandemic, and $5 million in depreciation expense related to equipment in our data centers.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $160 million for the three months ended April 30, 2020, compared to $131 million for the prior year period, an increase of $29 million, or 23%. The increase was primarily due to increases of $23 million to staff our deployment and integration engagements and $12 million related to the one-time employee cash bonus in light of the COVID-19 pandemic.
Non-GAAP operating expenses in costs of professional services were $135 million for the three months ended April 30, 2020, compared to $111 million for the prior year period, an increase of $24 million, or 21%. The increase was primarily due to increases of $17 million to staff our deployment and integration engagements and $12 million related to the one-time employee cash bonus in light of the COVID-19 pandemic.
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
GAAP operating expenses in product development were $443 million for the three months ended April 30, 2020, compared to $348 million for the prior year period, an increase of $95 million, or 27%. The increase was primarily due to increases of $58 million in employee-related costs driven by higher headcount and $31 million related to the one-time employee cash bonus in light of the COVID-19 pandemic.
Non-GAAP operating expenses in product development were $309 million for the three months ended April 30, 2020, compared to $243 million for the prior year period, an increase of $66 million, or 27%. The increase was primarily due to increases of $31 million related to the one-time employee cash bonus in light of the COVID-19 pandemic and $29 million in employee-related costs driven by higher headcount.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $319 million for the three months ended April 30, 2020, compared to $273 million for the prior year period, an increase of $46 million, or 17%. The increase was primarily due to increases of $27 million in employee-related costs driven by higher headcount and higher commissionable sales volume and $25 million related to the one-time employee cash bonus in light of the COVID-19 pandemic, partially offset by a decrease of $10 million resulting from reduced travel.
Non-GAAP operating expenses in sales and marketing were $261 million for the three months ended April 30, 2020, compared to $221 million for the prior year period, an increase of $40 million, or 18%. The increase was primarily due to increases of $25 million related to the one-time employee cash bonus in light of the COVID-19 pandemic and $20 million in employee-related costs driven by higher headcount and higher commissionable sales volume, partially offset by a decrease of $10 million resulting from reduced travel.
We expect that GAAP and non-GAAP sales and marketing expenses will increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $95 million for the three months ended April 30, 2020, compared to $84 million for the prior year period, an increase of $11 million, or 13%. The increase was primarily due to increases of $7 million in employee-related costs driven by higher headcount and $6 million related to the one-time employee cash bonus in light of the COVID-19 pandemic.
Non-GAAP operating expenses in general and administrative were $61 million for the three months ended April 30, 2020, compared to $53 million for the prior year period, an increase of $8 million, or 16%. The increase was primarily due to increases of $6 million related to the one-time employee cash bonus in light of the COVID-19 pandemic and $5 million in employee-related costs driven by higher headcount.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins improved from (15.0)% for the three months ended April 30, 2019, to (14.2)% for the three months ended April 30, 2020. The improvement in our GAAP operating margins in the three months ended April 30, 2020, was primarily due to higher revenues, along with reduced employer payroll tax on employee stock transactions and reduced amortization of acquisition-related intangible assets. The improvement was partially offset by higher operating expenses resulting from higher headcount and the one-time employee cash bonus in light of the COVID-19 pandemic.

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
Non-GAAP operating margins declined from 13.1% for the three months ended April 30, 2019, to 12.8% for the three months ended April 30, 2020. The reduction in our non-GAAP operating margins in the three months ended April 30, 2020, was primarily due to higher operating expenses resulting from higher headcount and the one-time employee cash bonus in light of the COVID-19 pandemic, partially offset by higher revenues.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended April 30, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.2)%	23.2%	3.8%	12.8%

	Three Months Ended April 30, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(15.0)%	22.5%	5.6%	13.1%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
Other expense, net was $11 million for the three months ended April 30, 2020, as compared to other income, net of $7 million for the prior year period. The decrease in other income primarily resulted from prior year activity that did not recur during the current fiscal quarter. During the three months ended April 30, 2019, we recognized a gain from the sale of a marketable equity investment of $7 million and we capitalized interest costs of $4 million, which reduced interest expense. During the three months ended April 30, 2020, we recognized unrealized losses and impairments on non-marketable equity investments of $4 million.
Liquidity and Capital Resources
As of April 30, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.6 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds.
In April 2020, we entered into a credit agreement (“Credit Agreement”) pursuant to which the lenders would extend to Workday a senior unsecured term loan facility in an aggregate principal amount of $750 million (“Term Loan”) and an unsecured revolving credit facility in an aggregate principal amount of $750 million (“Revolving Credit Facility”). On April 2, 2020, $500 million of the Term Loan was funded. The remaining $250 million of the Term Loan may be funded until July 15, 2020. We can also borrow up to $750 million under the Revolving Credit Facility until April 2, 2025. For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Our cash flows for the three months ended April 30, 2020, and 2019, were as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$263,683	$209,163
Investing activities	(277,347)	(67,355)
Financing activities	499,331	3,362
Effect of exchange rate changes	(265)	(327)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$485,402	$144,843
Operating Activities
Cash provided by operating activities was $264 million and $209 million for the three months ended April 30, 2020, and 2019, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, partially offset by higher cash operating expenses driven by increased headcount and the one-time employee cash bonus in light of the COVID-19 pandemic.
We expect our business to continue to generate sufficient operating cash flows; however, if the COVID-19 pandemic worsens or is prolonged, our customers may increasingly delay payments or request price concessions, which could materially impact our operating cash flows in any given period.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2020, was $277 million, which was primarily the result of capital expenditures for data center and office space projects of $60 million, purchases of non-marketable equity and other investments of $52 million, and the timing of purchases and maturities of marketable securities.
Cash used in investing activities for the three months ended April 30, 2019, was $67 million, which was primarily the result of capital expenditures for data center and office space projects of $66 million, capital expenditures related to the construction of our development center of $34 million, and the timing of purchases and maturities of marketable securities. These payments were partially offset by proceeds of $51 million from sales of marketable equity investments.
We expect capital expenditures, excluding owned real estate projects, will be approximately $280 million for fiscal 2021. These capital outlays will largely be used to expand the infrastructure of our data centers. We do not expect to make additional investments in owned real estate projects during fiscal 2021.
Financing Activities
Cash provided by financing activities was $499 million for the three months ended April 30, 2020, which was primarily due to proceeds of $500 million from borrowings on the Term Loan, net of debt discount and debt issuance costs of $2 million. In addition, cash flows from financing activities included $4 million of proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $3 million for the three months ended April 30, 2019, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
In the second quarter of fiscal 2021, our 1.50% convertible senior notes (“2020 Notes”) become due, which will result in a cash outflow of $250 million. We may use the proceeds of future borrowings under the Credit Agreement to fund the repayment of the 2020 Notes.

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
See “Results of Operations—Operating Expenses and Results of Operations—Operating Margins” for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three months ended April 30, 2020, and 2019.
Contractual Obligations
Our contractual obligations primarily consist of our convertible senior notes, borrowings under our Credit Agreement, leases for office space and co-location facilities for data center capacity, and third-party hosted infrastructure platforms for business operations. We do not consider outstanding purchase orders to be contractual obligations as they represent authorizations to purchase rather than binding agreements.

Convertible Senior Notes
In June 2013, we issued $250 million of 1.50% convertible senior notes due July 15, 2020. In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes” and together with the 2020 Notes, referred to as the “Notes”). We are not required to make principal payments under the Notes prior to maturity. If the Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $250 million in principal on July 15, 2020, and $1.15 billion in principal on October 1, 2022. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Agreement
In April 2020, we entered into a credit agreement pursuant to which the lenders would extend to Workday a senior unsecured term loan facility in an aggregate principal amount of $750 million and an unsecured revolving credit facility in an aggregate principal amount of $750 million. The Term Loan matures on April 2, 2025, and provides for quarterly repayment in installments of the principal amount, beginning October 2020, at a rate of 1.25% of the principal amount per quarter through January 2022, and 2.50% of the principal amount per quarter thereafter. The Revolving Credit Facility may be borrowed, repaid, and reborrowed until April 2, 2025, at which time all amounts borrowed must be repaid. The Term Loan and Revolving Credit Facility bear interest at the interest rates described in Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes our contractual cash obligations under the Credit Agreement as of April 30, 2020. The table excludes the $250 million portion of the Term Loan that may be funded prior to July 15, 2020, and assumes interest rates consistent with those in effect for our Term Loan as of April 30, 2020. The Revolving Credit Facility is excluded as there were no outstanding borrowings as of April 30, 2020.

	Payments Due by Period
	(in thousands)
	Total	Remainder of Fiscal 2021	Fiscal 2022 - Fiscal 2023	Fiscal 2024 - Fiscal 2025	Thereafter
Term Loan	$500,000	$12,500	$75,000	$100,000	$312,500
Interest obligation on Term Loan	52,923	10,235	22,663	18,151	1,874
Total	$552,923	$22,735	$97,663	$118,151	$314,374
Leases
During the remainder of fiscal 2021, we anticipate leasing additional office space near our headquarters and in various other locations around the world to support our growth. In addition, our existing lease agreements often provide us with an option to renew. We expect our future operating lease obligations will increase as we expand our operations.
Third-Party Hosted Infrastructure Platforms for Business Operations
We have entered into non-cancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. As of April 30, 2020, future non-cancelable minimum payments under these agreements were approximately $471 million.
Off-Balance Sheet Arrangements
Through April 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
During the three months ended April 30, 2020, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The ongoing COVID-19 pandemic has resulted in negative impacts on global economies and financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts of the COVID-19 pandemic on our business, operating results, and financial condition, see Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of April 30, 2020, our most significant currency exposures were the Euro, Canadian dollar, British pound, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $2.6 billion and $1.9 billion as of April 30, 2020, and January 31, 2020, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available for sale”. When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the impaired security, is recognized in income.
An immediate increase of 100 basis points in interest rates would have resulted in a $9 million and $7 million market value reduction in our investment portfolio as of April 30, 2020, and January 31, 2020, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Interest Rate Risk on our Debt
In June 2013, we issued $250 million of 1.50% convertible senior notes due July 15, 2020. In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. The 2020 Notes and 2022 Notes have fixed annual interest rates of 1.50% and 0.25%, respectively, and therefore we do not have economic interest rate exposure on the Notes. However, the values of the Notes are exposed to interest rate risk. Generally, the fair values of the fixed interest rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Notes are affected by our stock price. The carrying values of the 2020 Notes and 2022 Notes were $247 million and $1.0 billion, respectively, as of April 30, 2020. The carrying values represent the liability components of the principal balances of the Notes as of April 30, 2020. The estimated fair values of the 2020 Notes and 2022 Notes were $470 million and $1.4 billion, respectively, as of April 30, 2020. The estimated fair values were determined based on the quoted bid prices of the 2020 and 2022 Notes in an over-the-counter market as of the last trading day for the current fiscal quarter, which were $187.92 and $122.33, respectively.
In April 2020, we entered into a credit agreement pursuant to which the lenders would extend to Workday a senior unsecured term loan facility in an aggregate principal amount of $750 million, and an unsecured revolving credit facility in an aggregate principal amount of $750 million. The Term Loan and Revolving Credit Facility bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin that ranges from 0.000% to 0.625%, or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market plus a margin that ranges from 1.000% to 1.625%. The base rate is defined as the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50% or (iii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market for a period of one month (but not less than zero) plus 1.00%. Actual margins under either election will be based on our consolidated leverage ratio.

As of April 30, 2020, the Term Loan had a carrying value of $498 million, and there were no outstanding borrowings under the Revolving Credit Facility. The interest rate on the Term Loan was 2.43%.
Because the interest rates applicable to borrowings under the Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. A hypothetical immediate increase of 100 basis points in interest rates would not have had a significant impact on our results of operations.
For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), as of the end of the period covered by this report.
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
(b) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, despite the fact that the majority of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to understand the potential impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business. If any of the following risks actually occurs, our business operations, financial condition, operating results, and prospects could be materially and adversely affected. The market price of our securities could decline due to the materialization of these or any other risks, and you could lose part or all of your investment.
Risk Factors Related to Our Business
The extent to which the ongoing COVID-19 pandemic, the resulting global economic uncertainty, and measures taken in response to the pandemic will continue to impact our business, operating results, and financial condition will depend on future developments, which are highly uncertain and difficult to predict.
The COVID-19 pandemic has disrupted the flow of the economy and put unprecedented strains on governments, healthcare systems, educational institutions, businesses, and individuals around the world. The impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the impact on the global economic markets, which will be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic as well as the effectiveness of those actions. As a result of the COVID-19 pandemic, the trading prices for our Class A common stock and the stock of other technology companies have been highly volatile, and such volatility may continue for the duration of and possibly beyond the COVID-19 pandemic. Any sustained adverse impacts from the spread of COVID-19 could materially and adversely affect our business, operating results, financial condition, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.
In response to COVID-19, as many other companies have done, we have temporarily closed the majority of our global offices, required most of our employees to work remotely, implemented travel restrictions, and shifted certain of our customer, industry, analyst, investor, and employee events to virtual-only experiences. These precautionary measures that have been adopted, particularly if the COVID-19 pandemic worsens or is prolonged, could have increasingly negative effects on our sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, operating results, and financial condition in any given period. We may also continue to experience impacts to productivity and other operational and business impacts if our employees, executives, or their family members experience health issues, or if there are increasing delays in the hiring and onboarding of new employees. The COVID-19 pandemic could also impact our data center and computing infrastructure operations, including potential disruptions to, among other things, the supply chain required to maintain these systems, construction projects designed to expand our data center capacity, and primary vendors who provide critical products and services.
Our future revenues rely on new customer acquisition, and we have experienced and may continue to experience an increase in delayed purchasing decisions from prospective customers and a reduction in customer demand, particularly in industries most impacted by the COVID-19 pandemic, such as travel and hospitality and healthcare. We also may continue to experience a reduction in renewal rates, particularly within our subset of small and medium-sized planning customers, as well as reduced customer spend and delayed payments that could materially impact our business, operating results, and financial condition in future periods. In addition, some of our competitors may offer their products and services at a lower price, or may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. While our subscription services revenue is relatively predictable in the near-term as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and overall financial performance until future periods.
It is not possible for us to estimate the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, operating results, or financial condition at this time, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. To the extent the COVID-19 pandemic adversely affects our business, operating results, and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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
Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate managed networks during the ongoing COVID-19 pandemic and potentially beyond.
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

If we fail to properly manage our technical operations infrastructure, experience service outages, or delays in the deployment of our applications, or our applications fail to perform properly, we may be subject to liabilities and our reputation and operating results may be adversely affected.
We have experienced significant growth in the number of users, transactions, and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers and users, as well as our own needs, and to ensure that our services and solutions are accessible within an acceptable load time. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, updates, the evolution of our applications, and to reduce infrastructure latency associated with dispersed geographic locations. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure requirements, we may experience service outages. In addition, the COVID-19 pandemic could also impact our data center and computing infrastructure operations, including potential disruptions to, among other things, the supply chain required to maintain these systems, construction projects designed to expand our data center capacity, and primary vendors who provide critical products and services. Furthermore, if our operations infrastructure fails to scale, we may experience delays in providing service as we seek to obtain additional capacity, and no assurance can be made that we will be able to secure such additional capacity on the same or similar terms as we currently have, which could result in a significant increase in our operating costs. Moreover, any failure to scale and secure additional capacity could result in delays in new feature rollouts, reduce the demand for our applications, result in customer and end user dissatisfaction, and adversely affect our business and operating results.
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

Problems faced by these data center operators or hosted infrastructure partners, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers or other users. In addition, the ongoing COVID-19 pandemic could have a significant adverse operational impact on these data center operators and hosted infrastructure partners on which we rely, as they continue to navigate their own challenges resulting from their employee base working remotely and other impacts from the pandemic. Furthermore, these data center operators or hosted infrastructure partners could decide to close their facilities or cease operations without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by these data center operators, our hosted infrastructure partners, or any of the other service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.
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

Many of our competitors are able to devote greater resources to the development, promotion, and sale of their products and services. This may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. Furthermore, our current or potential competitors may be acquired by, or merge with, third parties with greater available resources and the ability to initiate or withstand substantial price competition. For example, Kronos Incorporated and The Ultimate Software Group, Inc. have recently announced that they closed on their contemplated merger transaction. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, system integrators, and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. If our competitors’ products, services, or technologies become more accepted than our products, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, our competitors may offer their products and services at a lower price, or, particularly during the ongoing COVID-19 pandemic, may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business and operating results.
Adverse economic conditions may negatively impact our business.
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or abroad, limited availability of credit, reduction in business confidence and activity, decreased government spending, or economic uncertainty, all of which are being impacted by the ongoing COVID-19 pandemic, and its effects such as rising interest rates, unemployment, and increased inflation, may continue to affect one or more of the sectors or countries in which we sell our applications. Alternatively, a strong dollar could reduce demand for our applications and services in countries with relatively weaker currencies.
Also, the withdrawal of the UK from the EU (“Brexit”) has created economic and political uncertainty, including volatility in the value of foreign currencies. The impact of Brexit depends on the terms of the UK’s future trade agreements with the EU and other countries and such impact may not be fully realized for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our UK and global operations.
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
Our quarterly operating results, including the levels of our revenues, operating margin, profitability, cash flow, unearned revenue, and remaining subscription services revenue performance obligations, which we also refer to as backlog, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. As discussed above, the extent to which the ongoing COVID-19 pandemic, the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our operating results will depend on future developments, which are highly uncertain and difficult to predict. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities. For example, beginning in March 2020, we began experiencing and continue to experience unfavorable impacts to our new subscription bookings, causing us to reduce our fiscal 2021 subscription revenue outlook. Additionally, as we sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year, if the economic uncertainty is prolonged, we may experience a greater impact on our business and quarterly results.
Additional factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
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

•network outages or security breaches;
•general economic and market conditions, including the impact of the ongoing COVID-19 pandemic;
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
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. Furthermore, the COVID-19 pandemic could have an impact on our plans to offer certain new features, enhancements, and modifications of our applications in a timely manner, particularly if we experience impacts to productivity due to our employees or their family members experiencing health issues, if our employees continue to work remotely for extended periods, or if there are increasing delays in the hiring and onboarding of new employees. If we are unable to provide new features, enhancements, and modifications in a timely and cost-effective manner that achieve market acceptance or that keep pace with rapid technological developments, our business and operating results could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to improve their utility to larger customers with complex, dynamic, and global operations. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to the technologies required to build and improve our applications, such as the datasets required to train our machine learning models. As a result, we may not be successful in developing these new features, enhancements, modifications, and applications, and bring them to market timely, if at all. Failure in this regard may significantly impair our revenue growth by negatively impacting our customer renewal rates or our ability to attract new customers.
Our growth depends on the success of our strategic relationships with third parties as well as our ability to successfully integrate our applications with a variety of third-party technologies.
We depend on relationships with third parties such as deployment partners, technology and content providers, and other key suppliers, and are also dependent on third parties for the license of certain software and development tools that are incorporated into or used with our applications. If the operations of these third parties are disrupted as a direct or indirect result of the ongoing COVID-19 pandemic, our own operations may suffer, which could adversely impact our operating results. In addition, we rely upon licensed third-party software to help improve our internal systems, processes, and controls. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. We may be at a disadvantage if our competitors are effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services, or in negotiating better rates or terms with such third parties. In addition, acquisitions of our partners by our competitors could end our strategic relationship with the acquired partner and result in a decrease in the number of our current and potential customers, or the support services available for third-party technology may be negatively affected by mergers and consolidation in the software industry. If we are unsuccessful in establishing or maintaining our relationships with these third parties, or in monitoring the quality of their products or performance, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer.
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
Our revenue growth rates have declined and may decline again in the future as the size of our customer base and market penetration increases. In addition, our future rate of growth is subject to a number of uncertainties, including general economic and market conditions, including those caused by the ongoing COVID-19 pandemic, as well as risks associated with growing companies in rapidly changing industries. Other factors may also contribute to declines in our growth rates, including slowing demand for our services, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, and the maturation of our business, some of which may be magnified by the COVID-19 pandemic. As our growth rates decline, investors’ perceptions of our business and the trading price of our securities could be adversely affected.
Additionally, our ability to accurately forecast our future rate of growth is limited. It is difficult to predict customer and other user adoption rates and demand for our applications, the future growth rate and size of the cloud computing market for financial management and HCM services, or the entry of competitive applications. Moreover, it has been and, until the effects of the COVID-19 pandemic are contained, will continue to be, even more difficult for us to forecast our operating results. We plan our expense levels and investments on estimates of future revenue and anticipated rates of growth. If our growth does not meet estimates, we may not be able to adjust our spending quickly enough to avoid an adverse impact on our financial results as a consequence of spending that is not aligned with our actual performance.
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
We have experienced rapid growth in our customers, headcount, and operations and anticipate that we will continue to expand our customer base, headcount, and operations. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and operating results.
We may lose key employees or be unable to attract, train, and retain highly skilled employees.
Our success and future growth depend largely upon the continued services of our executive officers, other members of senior management, and other key employees. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and they could terminate their employment with us at any time. From time to time, there may be changes in our executive management team and to other key employee roles resulting from organizational changes or the hiring or departure of executives or other employees, which could have a serious adverse effect on our business and operating results. Moreover, if key personnel become ill due to the ongoing COVID-19 pandemic, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed.

To execute our growth plan, we must attract, train, and retain highly qualified personnel. In the technology industry, and particularly in the San Francisco Bay Area, the competition is intense for highly skilled employees, especially for engineers with significant experience in designing and developing software and internet-related services, including in the areas of machine learning and artificial intelligence, for cybersecurity professionals, and for senior sales executives. In addition, the expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Identifying and recruiting qualified personnel and training them in our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. Our business may be adversely affected if our efforts to attract and train new members of our direct sales force do not generate a corresponding increase in revenues. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in desired geographic areas or at all. For example, during the ongoing COVID-19 pandemic, there have been delays in the hiring and onboarding of new employees, which may continue for the duration of and possibly beyond the COVID-19 pandemic.
Many of the companies with which we compete for experienced personnel have greater resources than we have and may offer more lucrative compensation packages than we offer. Our business may be adversely affected if we are unable to retain our highly skilled employees, especially our senior sales executives. Job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (including during the ongoing COVID-19 pandemic). Additionally, job candidates may be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have a chilling effect on hiring and result in a diversion of our time and resources. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.
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
Because we encounter long sales cycles when selling to large customers and we recognize subscription services revenue over the term of the contract, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription services revenue over time as services are delivered to the customer, which typically occurs over a period of three years or longer. As a result, most of the subscription services revenue we report in each quarter is derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscription contracts in any single quarter will likely have a minor impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Additionally, because much of our sales efforts are targeted at large enterprise customers, our sales cycles involve greater costs, longer sales cycles, the provision of greater levels of education regarding the use and benefits of our applications, less predictability in completing some of our sales, and varying deployment timeframes based on many factors including the number, type, and configuration of applications being deployed, the complexity, scale, and geographic dispersion of the customers’ business and operations, the number of integrations with other systems, and other factors, many of which are beyond our control.

The ongoing COVID-19 pandemic and related precautionary measures we and other companies are taking are impacting our sales activity. For example, like many other companies, including our customers and prospects, our employees are working remotely, and we have limited all non-essential business travel. Restrictions on travel and in-person meetings have and could continue to interrupt our sales activity, and we cannot predict whether, for how long, or the extent to which the COVID-19 pandemic may have an impact. Our salesforce has historically met with our customers and potential customers face-to-face when selling our solutions, and while the majority of our deployment activities are completed remotely, many of our customers may prefer to have certain deployment activities such as project kick-off and go-live activities completed on-site. Furthermore, because our future revenue growth relies, in large part, on new customer acquisition, any inability of our salesforce to establish relationships with potential customers during the current environment is likely to have a negative impact on our future revenue growth and other financial measures. Our typical sales cycles are six to twelve months but can extend for eighteen months or more, including as a result of the ongoing COVID-19 pandemic, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, including those caused by the ongoing COVID-19 pandemic, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenue. In addition, a majority of our costs are expensed as incurred, while revenue is recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription services revenue from new customers generally is recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers during the COVID-19 pandemic, could have an impact on our subscription services revenue in any given period. Although we have downside protection in our customer agreements in the form of base minimums, should there be any prolonged decrease in our customers’ headcounts, we could experience reduced subscription services revenue upon renewal or potentially outside of the renewal period, which could materially impact our business and operating results in any given period.
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
Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of deployment services for our customers. The work performed by us or these third parties that we rely on, including any work related to the on-site components of deployment services requested by a customer, might be adversely impacted directly or indirectly by the ongoing COVID-19 pandemic, including as a result of restrictions in accessing customer sites. If customers are not satisfied with the quality of work performed by us or a third party or with the type of professional services or applications delivered, then we could incur additional costs to address the situation, the revenue recognition of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. We must also align our product development and professional services operations in order to ensure that customers’ evolving needs are met. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.
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
As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. From time to time, we may also change our pricing structure, which could adversely impact demand for our products. Moreover, large customers, which are a primary focus of our sales efforts, have and may continue to demand greater price concessions and delayed payment terms. Our customers may also increasingly demand price concessions, delayed payment terms, and other terms and conditions if the COVID-19 pandemic worsens or is prolonged. As a result, in the future we may be required to reduce our prices or accept onerous terms and conditions, including delayed payment terms, which could adversely affect our revenues, profitability, financial position, and cash flows in any given period.
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
Our future success also depends, in part, on our ability to sell additional products to our current customers, and the success rate of such endeavors is difficult to predict, especially during the ongoing COVID-19 pandemic and with regard to any new lines of business that we may introduce from time to time. This may require increasingly costly marketing and sales efforts that are targeted at senior management, and if these efforts are not successful, our business and operating results may suffer. Additionally, acquisitions of our customers have and could continue to lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.
If we fail to develop widespread brand awareness cost-effectively, our business may suffer.
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. Moreover, the ongoing COVID-19 pandemic has made it more difficult to develop and maintain positive awareness of our brand. For example, during the first quarter of fiscal 2021, we transitioned our in-person, annual conferences, Workday Sales Kick-Off and Adaptive Live, to digital event experiences. Similarly, our annual customer conferences, Workday Rising and Workday Rising Europe, will now be one global digital experience in October 2020. These precautionary measures that have been adopted, particularly if extended for prolonged periods, could have increasingly negative effects on our ability to develop and maintain widespread positive awareness of our brand, which could harm our business, operating results, and financial condition. In addition, positions we take on social and ethical issues from time to time may impact our ability to attract or retain customers, and any perceived changes to our public commitments to sustainability, equality and ethical use could adversely impact our brand, reputation, and relationships with our customers and other users.
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
A key element of our growth strategy is to develop a worldwide customer base. Operating globally requires significant resources and management attention and will subject us to regulatory, economic, and political risks that are different from those in the United States. Our international expansion efforts may not be successful in creating demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the markets we enter. In addition to navigating the challenges related to the ongoing COVID-19 pandemic in foreign jurisdictions, we face other risks in doing business on a global scale that could adversely affect our business, including:
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
Any of the above factors may negatively impact our ability to sell our applications and offer services globally, reduce our competitive position in foreign markets, increase our costs of global operations, and reduce demand for our applications and services from global customers. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time an increasing portion of our sales contracts outside the U.S. may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. Such fluctuations may also impact our ability to predict our future results accurately. Although we have a hedging program to help mitigate some of this volatility and related risks, there can be no assurance that the hedging program will be effective in offsetting the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, including any such movements caused by the COVID-19 pandemic.
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
We have incurred significant losses in each period since our inception in 2005. These losses and our accumulated deficit reflect the substantial investments we make to acquire new customers and develop our applications. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, product development expenses, operations costs, and general and administrative costs, and therefore we expect our losses on a GAAP basis to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenue is generally recognized ratably over the terms of the agreements, which are typically three years or longer. You should not consider our recent growth in revenues as indicative of our future performance. We cannot ensure that we will achieve GAAP profitability in the future or that, if we do become profitable, we will sustain profitability.
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
Further, valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. In addition, we may experience additional volatility to our statements of operations due to changes in market prices of our marketable equity investments, the valuation and timing of observable price changes or impairments of our non-marketable equity investments, including impairments to such investments due to the COVID-19 pandemic, and changes in the proportionate share of earnings and losses or impairment of our equity investments accounted for under the equity method. This volatility could be material to our results in any given quarter and may cause our stock price to decline.

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
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in the United States, Canada, and Europe. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. We also rely on AWS’s and Dimension Data’s distributed computing infrastructure platforms that are located in a wide variety of regions. In the event of a major earthquake, hurricane, or other natural disaster or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, pandemics or other public health emergencies (including the ongoing COVID-19 pandemic), or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and may endure system interruptions, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results.
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
As of April 30, 2020, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2022, and 2041. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
As of April 30, 2020, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 51 million shares of Class B common stock and 0.3 million shares of Class A common stock. As of April 30, 2020, our co-founder and CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable stock options to acquire approximately 0.3 million shares of Class B common stock and 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and CEO, and also with other executive officers, directors, and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of April 30, 2020. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
The trading price of our Class A common stock has been volatile historically and could be subject to wide fluctuations in response to various factors described below. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes. Further, the trading price of our Class A common stock has fluctuated significantly and may continue to fluctuate as a result of the COVID-19 pandemic and associated economic downturn. The extent to which, and for how long the COVID-19 pandemic may continue to impact the trading price of our Class A common stock is uncertain. Additional risk factors that may affect the trading price of our securities, some of which are beyond our control and further magnified by the ongoing COVID-19 pandemic, include:
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
We have substantial indebtedness which may adversely affect our financial condition and operating results.
In June 2013, we completed an offering of $250 million of 1.50% convertible senior notes due July 15, 2020, and in September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. As a result of these convertible notes offerings, we incurred $250 million principal amount of indebtedness, which we are required to pay at maturity in 2020, and $1.15 billion principal amount of indebtedness, which we may be required to pay at maturity in 2022, or upon the occurrence of a fundamental change (as defined in the applicable indenture). In addition, in April 2020, we entered into a credit agreement that provided for a term loan in an aggregate original principal amount of $750 million and a revolving credit facility in an aggregate principal amount of $750 million. As of April 30, 2020, there was $500 million outstanding under the term loan facility.

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
In addition, our indebtedness could, among other things:
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
Our credit agreement also imposes restrictions on us and requires us to maintain compliance with specified covenants, including a specific leverage ratio. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.
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
Delaware law and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (“DGCL,”) may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
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

•when the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of common stock:
◦certain amendments to our restated certificate of incorporation or amended and restated bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;
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
In addition, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.
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
The exclusive forum provision in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.
Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. There is uncertainty as to whether a court would enforce this exclusive forum provision with respect to claims under the Securities Act of 1933, as amended (“Securities Act”). If a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
In April 2020, we amended and restated our bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (“Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Securities Exchange Act of 1934, as amended (“Exchange Act”). Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended April 30, 2020, we issued 6 shares of our unregistered Class A common stock to holders of our 2020 Notes upon settlement of conversion of an immaterial aggregate principal amount of such notes. This share amount represents the conversion value of the 2020 Notes in excess of the principal amount of notes converted.
For further information regarding the above transactions, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. These shares of our Class A common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Bylaws	8-K	001-35680	April 6, 2020	3.1
10.1	Credit Agreement, dated as of April 2, 2020, among Workday, certain subsidiaries of Workday, Bank of America, N.A., Wells Fargo Bank, National Association, Truist Bank, U.S. Bank National Association and the other L/C Issuers and Lenders party thereto	8-K	001-35680	April 6, 2020	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 28, 2020

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
Co-President and Chief Financial Officer (Principal Financial Officer)