Form 10-Q
period 2020-07-31
Workday, Inc.
filed 2020-08-28
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of August 26, 2020, there were approximately 177 million shares of the registrant’s Class A common stock, net of treasury stock, and 60 million shares of the registrant's Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,239,696	$731,141
Marketable securities	1,513,842	1,213,432
Trade and other receivables, net	694,289	877,578
Deferred costs	105,350	100,459
Prepaid expenses and other current assets	161,004	172,012
Total current assets	3,714,181	3,094,622
Property and equipment, net	957,434	936,179
Operating lease right-of-use assets	324,655	290,902
Deferred costs, noncurrent	223,996	222,395
Acquisition-related intangible assets, net	276,847	308,401
Goodwill	1,819,261	1,819,261
Other assets	185,077	144,605
Total assets	$7,501,451	$6,816,365
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$57,764	$57,556
Accrued expenses and other current liabilities	125,784	130,050
Accrued compensation	252,814	248,154
Unearned revenue	2,003,455	2,223,178
Operating lease liabilities	75,798	66,147
Debt, current	37,500	244,319
Total current liabilities	2,553,115	2,969,404
Debt, noncurrent	1,752,004	1,017,967
Unearned revenue, noncurrent	64,465	86,025
Operating lease liabilities, noncurrent	271,607	241,425
Other liabilities	21,782	14,993
Total liabilities	4,662,973	4,329,814
Stockholders’ equity:
Common stock	238	231
Additional paid-in capital	5,954,738	5,090,187
Treasury stock	(303,201)	—
Accumulated other comprehensive income (loss)	646	23,492
Accumulated deficit	(2,813,943)	(2,627,359)
Total stockholders’ equity	2,838,478	2,486,551
Total liabilities and stockholders’ equity	$7,501,451	$6,816,365
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenues:
Subscription services	$931,698	$757,155	$1,813,654	$1,458,179
Professional services	130,269	130,597	266,698	254,628
Total revenues	1,061,967	887,752	2,080,352	1,712,807
Costs and expenses (1):
Costs of subscription services	145,007	121,161	290,270	233,630
Costs of professional services	139,270	145,173	299,637	275,923
Product development	418,681	378,122	862,165	725,953
Sales and marketing	276,497	280,200	595,054	553,136
General and administrative	99,266	85,593	194,437	170,048
Total costs and expenses	1,078,721	1,010,249	2,241,563	1,958,690
Operating income (loss)	(16,754)	(122,497)	(161,211)	(245,883)
Other income (expense), net	(11,453)	(106)	(22,426)	7,035
Loss before provision for (benefit from) income taxes	(28,207)	(122,603)	(183,637)	(238,848)
Provision for (benefit from) income taxes	(191)	(1,891)	2,747	(1,861)
Net loss	$(28,016)	$(120,712)	$(186,384)	$(236,987)
Net loss per share, basic and diluted	$(0.12)	$(0.53)	$(0.79)	$(1.05)
Weighted-average shares used to compute net loss per share, basic and diluted	236,002	226,392	234,483	224,857

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$14,825	$12,001	$28,717	$22,416
Costs of professional services	24,552	18,991	47,118	35,141
Product development	128,505	105,758	250,527	196,995
Sales and marketing	49,854	42,690	96,804	81,544
General and administrative	33,500	29,781	64,742	58,360
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net loss	$(28,016)	$(120,712)	$(186,384)	$(236,987)
Other comprehensive (loss) income, net of tax:
Net change in foreign currency translation adjustment	1,684	53	437	(593)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $0, $212, $0, and $431, respectively	(728)	889	2,246	1,592
Net change in market value of effective foreign currency forward exchange contracts, net of tax provision of $0, $2,629, $0, and $4,610, respectively	(57,836)	18,403	(25,529)	32,268
Other comprehensive (loss) income, net of tax	(56,880)	19,345	(22,846)	33,267
Comprehensive loss	$(84,896)	$(101,367)	$(209,230)	$(203,720)
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Common stock:
Balance, beginning of period	$235	$225	$231	$221
Issuance of common stock under employee equity plans	1	2	5	6
Settlement of convertible senior notes	2	—	2	—
Balance, end of period	238	227	238	227
Additional paid-in capital:
Balance, beginning of period	5,330,170	4,294,370	5,090,187	4,105,334
Issuance of common stock under employee equity plans	70,939	58,083	74,512	61,534
Share-based compensation	250,431	208,819	486,841	394,023
Exercise of convertible senior notes hedges	303,202	—	303,202	—
Settlement of convertible senior notes	(4)	—	(4)	—
Cumulative-effect of accounting changes	—	—	—	381
Balance, end of period	5,954,738	4,561,272	5,954,738	4,561,272
Treasury stock:
Balance, beginning of period	—	—	—	—
Exercise of convertible senior notes hedges	(303,201)	—	(303,201)	—
Balance, end of period	(303,201)	—	(303,201)	—
Accumulated other comprehensive income (loss):
Balance, beginning of period	57,526	13,113	23,492	(809)
Other comprehensive (loss) income	(56,880)	19,345	(22,846)	33,267
Balance, end of period	646	32,458	646	32,458
Accumulated deficit:
Balance, beginning of period	(2,785,927)	(2,262,960)	(2,627,359)	(2,146,304)
Net loss	(28,016)	(120,712)	(186,384)	(236,987)
Cumulative-effect of accounting changes	—	—	(200)	(381)
Balance, end of period	(2,813,943)	(2,383,672)	(2,813,943)	(2,383,672)
Total stockholders’ equity	$2,838,478	$2,210,285	$2,838,478	$2,210,285

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Common stock (in shares):
Balance, beginning of period	235,170,073	225,436,994	231,708,391	222,052,063
Issuance of common stock under employee equity plans	1,991,097	2,170,403	5,452,773	5,555,334
Settlement of convertible senior notes	1,654,302	197	1,654,308	197
Purchase of treasury stock from the exercise of convertible senior notes hedges	(1,654,757)	—	(1,654,757)	—
Balance, end of period	237,160,715	227,607,594	237,160,715	227,607,594
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cash flows from operating activities:
Net loss	$(28,016)	$(120,712)	$(186,384)	$(236,987)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	73,178	67,754	144,692	128,919
Share-based compensation expenses	251,236	208,912	487,908	394,147
Amortization of deferred costs	27,349	22,002	53,409	42,882
Amortization of debt discount and issuance costs	14,528	14,301	29,368	25,888
Non-cash lease expense	19,879	16,252	38,248	32,074
Other	12,430	(4,851)	16,800	(11,697)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(109,316)	(73,437)	181,586	83,942
Deferred costs	(41,841)	(28,207)	(59,901)	(46,692)
Prepaid expenses and other assets	(9,137)	(1,679)	10,840	(6,786)
Accounts payable	9,307	1,047	(13,075)	2,550
Accrued expenses and other liabilities	(39,837)	(56,524)	(41,341)	(35,121)
Unearned revenue	(22,550)	55,461	(241,257)	(63,637)
Net cash provided by (used in) operating activities	157,210	100,319	420,893	309,482
Cash flows from investing activities:
Purchases of marketable securities	(602,546)	(582,848)	(1,156,531)	(1,053,902)
Maturities of marketable securities	473,016	385,710	854,414	845,807
Sales of marketable securities	—	4,551	5,279	55,499
Owned real estate projects	(1,764)	(34,149)	(4,251)	(73,783)
Capital expenditures, excluding owned real estate projects	(66,555)	(75,576)	(126,495)	(141,111)
Business combinations, net of cash acquired	—	(12,885)	—	(12,885)
Purchases of non-marketable equity and other investments	(6,350)	(5,516)	(58,600)	(7,716)
Sales and maturities of non-marketable equity and other investments	1,561	—	6,199	—
Other	—	(32)	—	(9)
Net cash provided by (used in) investing activities	(202,638)	(320,745)	(479,985)	(388,100)
Cash flows from financing activities:
Proceeds from borrowings on term loan, net	250,000	—	747,795	—
Payments on convertible senior notes	(249,945)	(27)	(249,946)	(27)
Proceeds from issuance of common stock from employee equity plans	70,940	58,085	74,517	61,540
Other	(215)	(107)	(2,255)	(200)
Net cash provided by (used in) financing activities	70,780	57,951	570,111	61,313
Effect of exchange rate changes	771	75	506	(252)
Net increase (decrease) in cash, cash equivalents, and restricted cash	26,123	(162,400)	511,525	(17,557)
Cash, cash equivalents, and restricted cash at the beginning of period	1,220,123	787,046	734,721	642,203
Cash, cash equivalents, and restricted cash at the end of period	$1,246,246	$624,646	$1,246,246	$624,646
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Supplemental cash flow data:
Cash paid for interest, net of amounts capitalized	$4,939	$469	$6,377	$472
Cash paid for income taxes	4,641	2,469	7,586	6,003
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	49,987	46,910	49,987	46,910

	As of July 31,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$1,239,696	$619,514
Restricted cash included in Prepaid expenses and other current assets	6,421	5,002
Restricted cash included in Other assets	129	130
Total cash, cash equivalents, and restricted cash	$1,246,246	$624,646
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Notes to Condensed Consolidated Financial Statements
Note 1. Overview and Basis of Presentation
Company and Background
Workday delivers financial management, human resources, planning, spend management, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible, and reliable applications to manage critical business functions that help enable them to optimize their financial and human resources. We were originally incorporated in March 2005 in Nevada, and in June 2012, we reincorporated in Delaware. As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended July 31, 2020, shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 3, 2020.
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
We adopted this standard effective February 1, 2020, using a prospective approach. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements. Subsequent impact on our condensed consolidated financial statements will depend on the magnitude of implementation costs to be incurred. Implementation costs capitalized subsequent to adoption will be recognized in operating expenses on our condensed consolidated statements of operations over the noncancelable period of the hosting arrangement plus any renewal periods reasonably certain to be taken.
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
ASU No. 2020-06
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. This new standard is effective for our interim and annual periods beginning February 1, 2022, and earlier adoption is permitted. We may elect to apply the amendments on a retrospective or modified retrospective basis. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements.
Note 3. Investments
Debt Securities
As of July 31, 2020, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$388,208	$881	$(1)	$389,088
U.S. agency obligations	517,996	231	(116)	518,111
Corporate bonds	430,071	4,269	—	434,340
Commercial paper	267,241	—	—	267,241
	$1,603,516	$5,381	$(117)	$1,608,780
Included in Cash and cash equivalents	$94,938	$—	$—	$94,938
Included in Marketable securities	$1,508,578	$5,381	$(117)	$1,513,842
As of January 31, 2020, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$312,183	$492	$(5)	$312,670
U.S. agency obligations	169,613	99	(44)	169,668
Corporate bonds	504,434	2,476	—	506,910
Commercial paper	364,701	—	—	364,701
	$1,350,931	$3,067	$(49)	$1,353,949
Included in Cash and cash equivalents	$140,517	$—	$—	$140,517
Included in Marketable securities	$1,210,414	$3,067	$(49)	$1,213,432
We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets on the condensed consolidated balance sheets. Debt securities included in Marketable securities on the condensed consolidated balance sheets consist of securities with original maturities at the time of purchase greater than three months, and the remainder of the securities is included in Cash and cash equivalents.
The unrealized losses associated with our debt securities were immaterial as of July 31, 2020, and January 31, 2020, and we did not recognize any credit losses related to our debt securities during the three and six months ended July 31, 2020.

During the three months ended July 31, 2020, we did not sell any debt securities. We sold $5 million of our debt securities during the three months ended July 31, 2019, and $5 million of our debt securities during each of the six months ended July 31, 2020, and 2019. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2020	January 31, 2020
Money market funds	Cash and cash equivalents	$952,987	$386,909
Equity investments accounted for under the equity method	Other assets	48,228	—
Non-marketable equity investments measured using the measurement alternative	Other assets	65,610	59,026
		$1,066,825	$445,935
We determine at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). If the investment or other interest is determined to be a VIE, we must evaluate whether we are considered the primary beneficiary. For investments in VIEs in which we are considered the primary beneficiary, the assets, liabilities, and results of operations of the VIE are consolidated in our condensed consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) has the obligation to absorb losses or the right to receive benefits from the VIE. As of July 31, 2020, there were no VIEs for which we were the primary beneficiary.
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
During the first quarter of fiscal 2021, we made an equity investment of $50 million in a limited partnership, which represents an ownership interest of approximately 6%. We determined that the limited partnership is a variable interest entity because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. We do not have majority voting rights nor the power to direct the activities of this entity, and therefore, we are not the primary beneficiary. The investment is accounted for under the equity method of accounting as it is considered to be more than minor, and we have the ability to exercise significant influence over the entity. The carrying value was $48 million as of July 31, 2020. There was no impairment loss recorded on this investment during the three and six months ended July 31, 2020.
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or have significant influence. We adjust the carrying values of non-marketable equity investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer. No material adjustments were made to the carrying value of the non-marketable equity investments as measured under the measurement alternative during the three and six months ended July 31, 2020, and 2019.
Additionally, we assess our non-marketable equity investments quarterly for impairment. Our impairment analysis encompasses an assessment of the severity and duration of the impairment and a qualitative and quantitative analysis of other key factors including the investee’s financial metrics, market acceptance of the investee’s product or technology, other competitive products or technology in the market, general market conditions, and the rate at which the investee is using its cash. We also have considered the impacts of the coronavirus pandemic (“COVID-19 pandemic”) in our impairment analysis. These factors require significant judgment. We did not record any impairment losses on non-marketable equity investments for the three months ended July 31, 2020, and we recorded $3 million of impairment losses for the six months ended July 31, 2020. We did not record any such impairment losses during the three and six months ended July 31, 2019.
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

Marketable Equity Investments
We did not hold marketable equity investments as of July 31, 2020, and January 31, 2020. There were no sales of marketable equity investments during the three and six months ended July 31, 2020, or the three months ended July 31, 2019. We sold $51 million of marketable equity investments during the six months ended July 31, 2019, with a corresponding gain recognized of $7 million.
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net realized gains (losses) recognized on equity investments sold	$—	$—	$1,591	$6,844
Net unrealized gains (losses) recognized on equity investments held	1,909	2,169	(2,187)	2,169
Total net gains (losses) recognized in Other income (expense), net	$1,909	$2,169	$(596)	$9,013
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of July 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$389,088	$—	$—	$389,088
U.S. agency obligations	—	518,111	—	518,111
Corporate bonds	—	434,340	—	434,340
Commercial paper	—	267,241	—	267,241
Money market funds	952,987	—	—	952,987
Foreign currency derivative assets	—	16,806	—	16,806
Total assets	$1,342,075	$1,236,498	$—	$2,578,573
Foreign currency derivative liabilities	$—	$20,986	$—	$20,986
Total liabilities	$—	$20,986	$—	$20,986

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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	July 31, 2020		January 31, 2020
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
1.50% Convertible senior notes	$—	$—	$244,319	$571,057
0.25% Convertible senior notes	1,041,562	1,544,450	1,017,967	1,587,978
In June 2013, we completed an offering of $250 million of 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”), which were subsequently converted during the three months ended July 31, 2020. In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes” and together with the 2020 Notes, the “Notes”). The carrying amounts of the Notes represent the liability components of the principal balances as of July 31, 2020, and January 31, 2020. The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of each reporting period. The if-converted value of the 2022 Notes exceeded the principal amount by $264 million. The if-converted value was determined based on the closing price of our common stock of $180.92 on July 31, 2020. For further information, see Note 10, Debt.
In April 2020, we entered into a credit agreement (“Credit Agreement”) pursuant to which the lenders would extend to Workday a senior unsecured term loan facility in an aggregate principal amount of $750 million (“Term Loan,”) and an unsecured revolving credit facility in an aggregate principal amount of $750 million (“Revolving Credit Facility”). As of July 31, 2020, the carrying value of the Term Loan was $748 million, and there were no outstanding borrowings under the Revolving Credit Facility. The estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, approximates the carrying value because it is a floating rate facility. For further information, see Note 10, Debt.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $329 million and $323 million as of July 31, 2020, and January 31, 2020, respectively. Amortization expense for the deferred costs was $27 million and $22 million for the three months ended July 31, 2020, and 2019, respectively, and $53 million and $43 million for the six months ended July 31, 2020, and 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2020	January 31, 2020
Land and land improvements	$37,065	$38,737
Buildings	491,571	489,028
Computers, equipment, and software	831,593	723,482
Furniture and fixtures	53,814	51,917
Leasehold improvements	199,347	189,668
Property and equipment, gross	1,613,390	1,492,832
Less accumulated depreciation and amortization	(655,956)	(556,653)
Property and equipment, net	$957,434	$936,179
Depreciation expense totaled $57 million and $47 million for the three months ended July 31, 2020, and 2019, respectively, and $112 million and $88 million for the six months ended July 31, 2020, and 2019, respectively. No interest costs were capitalized to Property and equipment, net during the three and six months ended July 31, 2020. Interest costs capitalized to Property and equipment, net totaled $2 million and $6 million for the three and six months ended July 31, 2019, respectively.
Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	July 31, 2020	January 31, 2020
Developed technology	$218,400	$218,400
Customer relationships	224,000	224,000
Trade name	12,400	12,400
Backlog	11,000	11,000
Acquisition-related intangible assets, gross	465,800	465,800
Less accumulated amortization	(188,953)	(157,399)
Acquisition-related intangible assets, net	$276,847	$308,401
Amortization expense related to acquisition-related intangible assets was $16 million and $20 million for the three months ended July 31, 2020, and 2019, respectively, and $32 million and $39 million for the six months ended July 31, 2020, and 2019, respectively.
As of July 31, 2020, our future estimated amortization expense related to acquisition-related intangible assets is as follows (in thousands):

Fiscal Period:
Remainder of 2021	$28,221
2022	52,833
2023	50,109
2024	38,933
2025	27,500
Thereafter	79,251
Total	$276,847

Note 8. Other Assets
Other assets consisted of the following (in thousands):

	July 31, 2020	January 31, 2020
Non-marketable equity and other investments (1)	$78,239	$75,004
Equity investments accounted for under the equity method	48,228	—
Prepayments for goods and services	22,711	27,928
Technology patents and other intangible assets, net	16,282	17,898
Net deferred tax assets	7,450	6,912
Deposits	5,847	6,335
Derivative assets	4,440	9,529
Other	1,880	999
Total	$185,077	$144,605
(1)Included in non-marketable equity and other investments are investments in loan receivables of privately held companies, which are carried at amortized cost. The carrying values of these loan receivables were $13 million and $16 million as of July 31, 2020, and January 31, 2020, respectively. As of July 31, 2020, the allowance for credit losses on this balance was immaterial.
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of July 31, 2020, the future estimated amortization expense is as follows (in thousands):

Fiscal Period:
Remainder of 2021	$1,437
2022	2,620
2023	2,348
2024	2,040
2025	1,569
Thereafter	6,268
Total	$16,282
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
Foreign currency forward contracts designated as cash flow hedges are recorded on the condensed consolidated balance sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. As of July 31, 2020, we estimate that $12 million of net gains recorded in AOCI related to our foreign currency forward contracts designated as cash flow hedges will be reclassified into income within the next 12 months.
As of July 31, 2020, and January 31, 2020, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $1.1 billion and $908 million, respectively. The notional value represents the amount that will be bought or sold upon maturity of the forward contract. All such contracts have maturities not greater than 49 months.

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
As of July 31, 2020, and January 31, 2020, we had outstanding forward contracts not designated as hedges with total notional values of $119 million and $246 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2020	January 31, 2020
Derivative assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$11,996	$20,944
Foreign currency forward contracts designated as cash flow hedges	Other assets	4,437	9,529
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	370	2,801
Foreign currency forward contracts not designated as hedges	Other assets	3	—
Total derivative assets		$16,806	$33,274
Derivative liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$8,964	$1,211
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	9,498	1,809
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	2,524	976
Foreign currency forward contracts not designated as hedges	Other liabilities	—	—
Total derivative liabilities		$20,986	$3,996
The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations was as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
		2020	2019	2020	2019
Total revenues	Revenues	$1,061,967	$887,752	$2,080,352	$1,712,807
Amount of gains (losses) related to foreign currency forward contracts designated as cash flow hedges	Revenues	5,278	896	9,764	912

Pre-tax gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2020	2019	2020	2019
Gains (losses) recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$(52,558)	$21,928	$(15,765)	$37,790
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	5,278	896	9,764	912
Gains (losses) associated with foreign currency forward contracts not designated as hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
		2020	2019	2020	2019
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$(4,040)	$2,229	$1,373	$4,627
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
As of July 31, 2020, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$289	$—	$289	$(289)	$—	$—
Counterparty B	15,113	—	15,113	(15,113)	—	—
Counterparty C	1,404	—	1,404	(1,404)	—	—
Total	$16,806	$—	$16,806	$(16,806)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$2,086	$—	$2,086	$(289)	$—	$1,797
Counterparty B	8,504	—	8,504	(15,113)	—	(6,609)
Counterparty C	10,396	—	10,396	(1,404)	—	8,992
Total	$20,986	$—	$20,986	$(16,806)	$—	$4,180

Note 10. Debt
Outstanding debt consisted of the following (in thousands):

	July 31, 2020	January 31, 2020
2020 Notes, net of unamortized debt discounts of $0 and $5,319, respectively, and unamortized debt issuance costs of $0 and $307, respectively	$—	$244,319
2022 Notes, net of unamortized debt discounts of $102,238 and $124,403, respectively, and unamortized debt issuance costs of $6,200 and $7,630, respectively	1,041,562	1,017,967
Term Loan, net of unamortized debt discounts of $1,885 and $0, respectively, and unamortized debt issuance costs of $173 and $0, respectively	747,942	—
Total debt	$1,789,504	$1,262,286
Less: current maturities	$(37,500)	$(244,319)
Total debt, noncurrent	$1,752,004	$1,017,967
As of July 31, 2020, expected future principal payments on our outstanding debt are as follows (in thousands):

Fiscal Period:
Remainder of 2021	$18,750
2022	37,500
2023	1,225,000
2024	75,000
2025	75,000
Thereafter	468,750
Total	$1,900,000
Convertible Senior Notes
In June 2013, we issued 1.50% convertible senior notes due July 15, 2020, with a principal amount of $250 million. The 2020 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year. During the three months ended July 31, 2020, the 2020 Notes were converted by note holders, and we repaid the $250 million principal balance in cash. We also distributed approximately 1.7 million shares of our Class A common stock to note holders during the three months ended July 31, 2020, which represents the conversion value in excess of the principal amount.
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
The terms of the 2022 Notes are governed by an Indenture by and between us and Wells Fargo Bank, National Association, as Trustee (“Indenture”). Upon conversion, holders of the 2022 Notes will receive cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election.
The initial conversion rate for the 2022 Notes is 6.7982 shares of Class A common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $147.10 per share of Class A common stock, subject to adjustment. Prior to the close of business on May 31, 2022, conversion of the 2022 Notes is subject to the satisfaction of certain conditions, as described below.
Holders of the 2022 Notes who convert their 2022 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a corporate event that constitutes a fundamental change (as defined in the Indenture), holders of the 2022 Notes may require us to repurchase all or a portion of their 2022 Notes at a price equal to 100% of the principal amount of the 2022 Notes, plus any accrued and unpaid interest.
Holders of the 2022 Notes may convert all or a portion of their 2022 Notes prior to the close of business on May 31, 2022, in multiples of $1,000 principal amount, only under the following circumstances:
•if the last reported sale price of our Class A common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day;

•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2022 Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate of the 2022 Notes on such trading day; or
•upon the occurrence of specified corporate events, as noted in the Indenture.
On or after June 1, 2022, holders of the 2022 Notes may convert their 2022 Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2022 Notes. As of July 31, 2020, and January 31, 2020, the 2022 Notes are classified as noncurrent on the condensed consolidated balance sheets since the criteria for conversion was not met.
In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amounts of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The gross carrying amounts of the equity components recorded were $68 million and $223 million for the 2020 Notes and 2022 Notes, respectively, and were included in Additional paid-in capital on the condensed consolidated balance sheets upon issuance. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. The effective interest rate of the liability component of the 2020 Notes was 6.25%, and the effective interest rate of the liability component of the 2022 Notes is 4.60%. The interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. Upon issuance of the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million, and upon issuance of the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million.
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
The Purchased Options relating to the 2020 Notes gave us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2020 Notes, approximately 3.1 million shares of our Class A common stock for $81.74 per share, exercisable upon conversion of the 2020 Notes. During the three months ended July 31, 2020, we received approximately 1.7 million shares of our Class A common stock from the exercise of the Purchased Options relating to the 2020 Notes. These shares are held as treasury stock as of July 31, 2020.
The Purchased Options relating to the 2022 Notes give us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2022 Notes, approximately 7.8 million shares of our Class A common stock for $147.10 per share, exercisable upon conversion of the 2022 Notes. The Purchased Options relating to the 2022 Notes will expire in 2022, if not exercised earlier.
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
The Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The financial covenant, based on a quarterly financial test, requires Workday not to exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at the election of Workday for a certain period following an Acquisition (as defined in the Credit Agreement). As of July 31, 2020, we were in compliance with all covenants.
Term Loan
The Term Loan was funded in two individual tranches. On April 2, 2020, $500 million of the Term Loan was funded, and the remaining $250 million was funded on July 13, 2020.
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
As of July 31, 2020, the Term Loan had a carrying value of $748 million, of which $38 million is classified as current and $710 million is classified as noncurrent on the condensed consolidated balance sheet. As of July 31, 2020, the interest rate on the Term Loan was 2.12% and the effective interest rate was 2.46%.
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
As of July 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Contractual interest expense	$4,799	$1,657	$7,430	$3,313
Interest cost related to amortization of debt discount	13,665	13,418	27,620	26,672
Interest cost related to amortization of debt issuance costs	863	883	1,750	1,766
Total interest expense	$19,327	$15,958	$36,800	$31,751
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. As of July 31, 2020, and January 31, 2020, operating lease right-of-use assets were $325 million and $291 million, respectively, and operating lease liabilities were $347 million and $308 million, respectively. We have also entered into finance lease agreements for other property and equipment. As of July 31, 2020, and January 31, 2020, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Operating lease cost	$22,336	$18,961	$43,235	$37,475
Short-term lease cost	4,080	4,205	8,432	7,845
Variable lease cost	4,886	5,138	9,336	8,564
Total operating lease cost	$31,302	$28,304	$61,003	$53,884
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cash paid for operating lease liabilities	$21,153	$19,324	$42,165	$35,508
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	32,216	31,071	70,503	327,021
(1)Prior year activity includes $279 million for operating leases existing on February 1, 2019, and $48 million for operating leases that commenced in the first half of fiscal 2020.
Other information related to our operating leases was as follows:

	July 31, 2020	January 31, 2020
Weighted average remaining lease term (in years)	6	6
Weighted average discount rate	3.08%	3.36%
As of July 31, 2020, maturities of operating lease liabilities are as follows (in thousands):

Fiscal Period:
Remainder of 2021	$41,143
2022	86,814
2023	78,328
2024	69,058
2025	54,457
Thereafter	57,261
Total lease payments	387,061
Less imputed interest	(39,656)
Total	$347,405
As of July 31, 2020, we have additional operating leases, primarily for office space and data centers, that have not yet commenced with total undiscounted lease payments of $22 million. These operating leases will commence in the remaining months of fiscal 2021, with lease terms ranging from one to five years.

Related-Party Lease Transactions
We lease certain office space from an affiliate of our Chairman, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California, under various lease agreements. The operating lease right-of-use assets and operating lease liabilities related to these agreements were $55 million and $67 million, respectively, as of July 31, 2020, and $57 million and $70 million, respectively, as of January 31, 2020. The weighted average remaining lease term of these agreements is four years. The total rent expense under these agreements was $4 million and $3 million for the three months ended July 31, 2020, and 2019, respectively, and $7 million and $6 million for the six months ended July 31, 2020, and 2019, respectively.
Note 12. Commitments and Contingencies
Third-Party Hosted Infrastructure Platform-Related Commitments
We have entered into noncancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. As of July 31, 2020, future noncancelable minimum payments under these agreements were approximately $466 million.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of July 31, 2020, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Stockholders’ Equity
Common Stock
As of July 31, 2020, there were 177 million shares of Class A common stock, net of treasury stock, and 60 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). As of July 31, 2020, we had 63 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1, and December 1, and exercisable on or about the succeeding November 30, and May 31, respectively, of each year. As of July 31, 2020, 5 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the six months ended July 31, 2020, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2020	11,914,064	$147.96
RSUs granted	7,609,940	148.12
RSUs vested	(3,264,103)	139.82
RSUs forfeited	(565,835)	145.37
Balance as of July 31, 2020	15,694,066	149.82

As of July 31, 2020, there was a total of $2.2 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2020, 0.6 million shares of performance-based restricted stock units (“PRSUs”) were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2020. During the six months ended July 31, 2020, we recognized $19 million in compensation cost related to these PRSUs.
Additionally, during the second quarter of fiscal 2021, 0.6 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. We expect to grant additional shares related to this program for employees hired in fiscal 2021. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2021, and if the individual employee continues to provide service through the vesting date of March 15, 2021. During each of the three and six months ended July 31, 2020, we recognized $19 million in compensation cost related to these PRSUs. A total of $90 million in unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately seven months.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during the six months ended July 31, 2020, is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2020	3,435,577	$9.78	$601
Stock options exercised	(1,155,404)	6.19
Stock options canceled	(18,719)	42.92
Balance as of July 31, 2020	2,261,454	11.34	383
Vested and expected to vest as of July 31, 2020	2,251,777	11.23	382
Exercisable as of July 31, 2020	2,030,205	8.91	349
As of July 31, 2020, there was a total of $19 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately one year.
Note 14. Unearned Revenue and Performance Obligations
Subscription services revenue of $824 million and $677 million was recognized during the three months ended July 31, 2020, and 2019, respectively, that was included in the unearned revenue balances as of April 30, 2020, and 2019, respectively. Subscription services revenue of $1.46 billion and $1.18 billion was recognized during the six months ended July 31, 2020, and 2019, respectively, that was included in the unearned revenue balances as of January 31, 2020, and 2019, respectively. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2020, approximately $8.60 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $5.78 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of July 31, 2020, was not material.

Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Interest income	$4,978	$11,239	$12,845	$21,589
Interest expense (1)	(19,302)	(14,473)	(36,841)	(26,074)
Other (2)	2,871	3,128	1,570	11,520
Other income (expense), net	$(11,453)	$(106)	$(22,426)	$7,035
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
Note 16. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported an income tax expense of $3 million and an income tax benefit of $2 million for each of the six-month periods ended July 31, 2020, and 2019, respectively. The income tax expense for the six months ended July 31, 2020, was primarily attributable to state taxes and income tax expenses in profitable foreign jurisdictions. There were no intra-period tax allocations for the gains from comprehensive income due to the adoption of ASU No. 2019-12 on February 1, 2020. The income tax benefit for the six months ended July 31, 2019, was primarily attributable to the application of intra-period tax allocation rules for the gains from comprehensive income and the excess tax benefits in certain foreign jurisdictions from share-based compensation, partially offset by state taxes and income tax expenses in profitable foreign jurisdictions.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act includes temporary changes to income and non-income based tax laws. We evaluated the applicable provisions of the CARES Act and determined that there is no material impact to our financial results.
On June 22, 2020, the U.S. Supreme Court declined to hear the appeal of a ruling by the U.S. Court of Appeals for the Ninth Circuit regarding the treatment of stock-based compensation expenses in a cost-sharing agreement (Altera Corporation & Subsidiaries v. Commissioner). The U.S. Supreme Court decision resulted in an immaterial reduction in our deferred tax assets relative to the total gross deferred tax assets, which was fully offset by our valuation allowance. As a result, there was no net impact on our condensed consolidated financial statements.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of July 31, 2020, we continue to maintain a full valuation allowance on our deferred tax assets except in certain jurisdictions.
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(20,732)	$(7,284)	$(86,481)	$(34,231)	$(137,980)	$(48,404)	$(169,067)	$(67,920)
Denominator:
Weighted-average common shares outstanding	175,441	60,561	162,193	64,199	173,590	60,893	160,414	64,443
Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.53)	$(0.53)	$(0.79)	$(0.79)	$(1.05)	$(1.05)
Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows (in thousands):

	As of July 31,
	2020	2019
Outstanding common stock options	2,261	4,512
Unvested RSUs and PRSUs	16,326	14,288
Shares related to the convertible senior notes	7,818	10,876
Shares subject to warrants related to the issuance of convertible senior notes	10,876	10,876
Shares issuable pursuant to the ESPP	463	394
Total	37,744	40,946
Note 18. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
United States	$805,056	$676,568	$1,567,396	$1,305,097
Other countries	256,911	211,184	512,956	407,710
Total	$1,061,967	$887,752	$2,080,352	$1,712,807
No single country other than the United States had revenues greater than 10% of total revenues for the three and six months ended July 31, 2020, and 2019. No customer individually accounted for more than 10% of our trade and other receivables, net as of July 31, 2020, or January 31, 2020.

Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net, and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	July 31, 2020	January 31, 2020
United States	$1,084,136	$1,064,292
Ireland	126,021	122,619
Other countries	71,932	40,170
Total	$1,282,089	$1,227,081

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those arising from the impact of the coronavirus pandemic (“COVID-19 pandemic”), as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
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
Overview
Founded in 2005, Workday delivers financial management, human resources, planning, spend management, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. We help organizations better manage their financial and human resources with one system that helps enable them to plan, execute, analyze, and extend — all powered by machine learning.
Our diverse customer base includes medium and large global companies as well as smaller organizations that primarily use our planning product. Our cycle of frequent updates has facilitated rapid innovation and the introduction of new applications throughout our history. We began offering our HCM application in 2006 and our Financial Management application in 2007. Since then we have continued to invest in innovation and have consistently introduced new services to our customers.
We have achieved significant growth in a relatively short period of time with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we are incurring net losses today, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives.
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
Our operating expenses have increased significantly in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 12,300 and 11,400 employees as of July 31, 2020, and 2019, respectively. Excluding the impact of certain COVID-19 factors further described below, we expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues to decrease over the longer term as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs.

We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia, by investing in product development and customer support to address the business needs of local markets, increasing our sales and marketing organizations, acquiring, building and/or leasing additional office space, and expanding our ecosystem of service partners to support local deployments. We expect to make further significant investments in our data center capacity and equipment as we plan for future growth. We are also investing in personnel to service our growing customer base.
We also regularly evaluate acquisitions and investment opportunities in complementary businesses, employee teams, services, technologies, and intellectual property rights in an effort to expand our product and service offerings. We expect to continue making such acquisitions and investments in the future, and we plan to reinvest a significant portion of our incremental revenues in future periods to grow our business and continue our leadership role in the industry. While we remain focused on improving operating margins, these acquisitions and investments will increase our costs on an absolute basis in the near term. Many of these investments will occur in advance of experiencing any direct benefit from them and could make it difficult to determine if we are allocating our resources efficiently.
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
Impact of the COVID-19 Pandemic
In December 2019, a novel strain of coronavirus disease (“COVID-19”) was reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic (“COVID-19 pandemic”). The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. In response to COVID-19, we have temporarily closed the majority of our global offices, required most of our employees to work remotely, implemented travel restrictions, and have decided to postpone certain of our customer, industry, implementation partner, analyst, investor, and employee events and convert others to virtual-only experiences. Despite the economic challenges brought on by the COVID-19 pandemic, we are committed to the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy.
During the three months ended July 31, 2020, we experienced a favorable impact to our new subscription bookings as compared to the first quarter of fiscal 2021, as companies are adapting to the COVID-19 uncertain environment and are increasingly realizing the need to move forward with their digital transformation initiatives and the migration to cloud-based solutions. Our operating margins for the three months ended July 31, 2020, have been favorably impacted by our revenue growth outpacing headcount growth as well as moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel, marketing and event spending. We do not anticipate the extent of the favorable margin impact experienced for the three months ended July 31, 2020 to continue long-term as we remain committed to investing in our strategic initiatives across all functional areas.
Our near-term revenues are relatively predictable as a result of our subscription-based business model. However, if the economic uncertainty remains for a prolonged period, we may experience a negative impact on our ability to win new business, renew existing customers, sales and marketing efforts, revenue growth rates, customer deployment, customer solvency, product development, or other financial metrics, any of which could harm our business, operating results, and financial condition.
For further discussion of the potential impacts of the COVID-19 pandemic on our business, operating results, and financial condition, see Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenues
We primarily derive our revenues from subscription services and professional services. Subscription services revenue principally consists of fees that give our customers access to our cloud applications, which include related customer support. Professional services revenue includes fees for deployment services, optimization services, and training.
Subscription services revenue accounted for 88% and 87% of our total revenues for the three and six months ended July 31, 2020, respectively, and represented 97% of our total unearned revenue as of July 31, 2020. Subscription services revenue is driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.

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
Subscription services revenue is recognized over time as services are delivered and consumed concurrently over the contractual term, beginning on the date our service is made available to the customer. Our subscription contracts typically have a term of three years or longer and are generally noncancelable. We generally invoice our customers annually in advance. Amounts that have been invoiced are initially recorded as unearned revenue.
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
Costs and Expenses
Costs of subscription services revenue. Costs of subscription services revenue consists primarily of employee-related expenses related to hosting our applications and providing customer support, data center expenses, and depreciation of computer equipment and software.
Costs of professional services revenue. Costs of professional services revenue consists primarily of employee-related expenses associated with these services, subcontractor expenses, and travel expenses.
Product development. Product development expenses consist primarily of employee-related expenses. We continue to focus our product development efforts on adding new features and applications, increasing the functionality, and enhancing the ease of use of our cloud applications.
Sales and marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing programs, and travel expenses. Marketing programs consist of advertising, events, corporate communications, brand awareness, and product marketing activities. Sales commissions are considered incremental costs of obtaining a contract with a customer and are deferred and amortized. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period.
General and administrative. General and administrative expenses consist of employee-related expenses for finance and accounting, legal, human resources, information systems personnel, professional fees, and other corporate expenses.
Results of Operations
Revenues
Our total revenues for the three and six months ended July 31, 2020, and 2019, were as follows (in thousands, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2020	2019	% Change	2020	2019	% Change
Subscription services	$931,698	$757,155	23%	$1,813,654	$1,458,179	24%
Professional services	130,269	130,597	—%	266,698	254,628	5%
Total revenues	$1,061,967	$887,752	20%	$2,080,352	$1,712,807	21%
Total revenues were $1.1 billion for the three months ended July 31, 2020, compared to $888 million during the prior year period, an increase of $174 million, or 20%. Subscription services revenue was $932 million for the three months ended July 31, 2020, compared to $757 million for the prior year period, an increase of $175 million, or 23%. The increase in subscription services revenue was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenue was $130 million for the three months ended July 31, 2020, compared to $131 million for the prior year period, a slight decrease of less than $1 million due to the timing of deployments as a result of the COVID-19 pandemic.

Total revenues were $2.1 billion for the six months ended July 31, 2020, compared to $1.7 billion during the prior year period, an increase of $0.4 billion, or 21%. Subscription services revenue was $1.8 billion for the six months ended July 31, 2020, compared to $1.5 billion for the prior year period, an increase of $0.4 billion, or 24%. The increase in subscription services revenue was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenue was $267 million for the six months ended July 31, 2020, compared to $255 million for the prior year period, an increase of $12 million, or 5%. The increase in professional services revenue was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Operating Expenses
GAAP operating expenses were $1.1 billion for the three months ended July 31, 2020, compared to $1.0 billion for the prior year period, an increase of $0.1 billion, or 7%. The increase was primarily due to an increase of $80 million in employee-related expense driven by higher headcount, offset by a decrease of $28 million in reduced travel expenses due to the COVID-19 pandemic.
GAAP operating expenses were $2.2 billion for the six months ended July 31, 2020, compared to $2.0 billion for the prior year period, an increase of $0.3 billion, or 14%. The increase was primarily due to increases of $204 million in employee-related expenses driven by higher headcount, $79 million related to a one-time cash bonus paid to non-executive employees to help accommodate unforeseen costs brought on by the COVID-19 pandemic (“COVID-19 one-time employee bonus”), and $36 million in facilities and IT related expenses, offset by a decrease of $45 million in reduced travel expenses.
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
Non-GAAP operating expenses were $804 million for the three months ended July 31, 2020, compared to $770 million for the prior year period, an increase of $34 million, or 4%. The increase was primarily due to an increase of $42 million in employee-related expenses driven by higher headcount, offset by a decrease of $28 million in reduced travel expenses.
Non-GAAP operating expenses were $1.7 billion for the six months ended July 31, 2020, compared to $1.5 billion for the prior year period, an increase of $0.2 billion, or 14%. The increase was primarily due to increases of $118 million in employee-related expenses driven by higher headcount, $79 million related to the COVID-19 one-time employee bonus, and $36 million in facilities and IT related expenses, offset by a decrease of $45 million in reduced travel expenses.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended July 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$145,007	$(14,825)	$(8,844)	$121,338
Costs of professional services	139,270	(24,552)	(918)	113,800
Product development	418,681	(128,505)	(4,554)	285,622
Sales and marketing	276,497	(49,854)	(7,913)	218,730
General and administrative	99,266	(33,500)	(975)	64,791
Total costs and expenses	$1,078,721	$(251,236)	$(23,204)	$804,281

	Three Months Ended July 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$121,161	$(12,001)	$(11,739)	$97,421
Costs of professional services	145,173	(18,991)	(1,233)	124,949
Product development	378,122	(105,758)	(5,380)	266,984
Sales and marketing	280,200	(42,690)	(10,449)	227,061
General and administrative	85,593	(29,781)	(2,021)	53,791
Total costs and expenses	$1,010,249	$(209,221)	$(30,822)	$770,206

	Six Months Ended July 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$290,270	$(28,717)	$(18,487)	$243,066
Costs of professional services	299,637	(47,118)	(4,019)	248,500
Product development	862,165	(250,527)	(16,704)	594,934
Sales and marketing	595,054	(96,804)	(18,489)	479,761
General and administrative	194,437	(64,742)	(3,756)	125,939
Total costs and expenses	$2,241,563	$(487,908)	$(61,455)	$1,692,200

	Six Months Ended July 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$233,630	$(22,416)	$(24,399)	$186,815
Costs of professional services	275,923	(35,141)	(4,692)	236,090
Product development	725,953	(196,995)	(19,011)	509,947
Sales and marketing	553,136	(81,544)	(23,283)	448,309
General and administrative	170,048	(58,360)	(5,319)	106,369
Total costs and expenses	$1,958,690	$(394,456)	$(76,704)	$1,487,530
(1)Share-based compensation expenses were $251 million and $209 million for the three months ended July 31, 2020, and 2019, respectively, and $488 million and $394 million for the six months ended July 31, 2020, and 2019, respectively. The increase in share-based compensation expenses includes the impact of restricted stock units (“RSUs”) granted to existing and new employees.
(2)Other operating expenses include employer payroll tax-related items on employee stock transactions of $7 million and $11 million for the three months ended July 31, 2020, and 2019, respectively, and $30 million and $38 million for the six months ended July 31, 2020, and 2019, respectively. In addition, other operating expenses include amortization of acquisition-related intangible assets of $16 million and $20 million for the three months ended July 31, 2020, and 2019, respectively and $32 million and $39 million for the six months ended July 31, 2020, and 2019, respectively.
(3)See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $145 million for the three months ended July 31, 2020, compared to $121 million for the prior year period, an increase of $24 million, or 20%. The increase was primarily due to increases of $7 million in employee-related expenses driven by higher headcount, $5 million in third-party expenses for hardware maintenance and data center capacity, and $4 million in depreciation expense related to equipment in our data centers.
GAAP operating expenses in costs of subscription services were $290 million for the six months ended July 31, 2020, compared to $234 million for the prior year period, an increase of $56 million, or 24%. The increase was primarily due to increases of $16 million in employee-related expenses driven by higher headcount, $11 million in third-party expenses for hardware maintenance and data center capacity, $6 million in depreciation expense related to equipment in our data centers, and $5 million related to the COVID-19 one-time employee bonus.

Non-GAAP operating expenses in costs of subscription services were $121 million for the three months ended July 31, 2020, compared to $97 million for the prior year period, an increase of $24 million, or 25%. The increase was primarily due to increases of $7 million in depreciation expense related to equipment in our data centers, $5 million in third-party expenses for hardware maintenance and data center capacity, and $4 million in employee-related expenses driven by higher headcount.
Non-GAAP operating expenses in costs of subscription services were $243 million for the six months ended July 31, 2020, compared to $187 million for the prior year period, an increase of $56 million, or 30%. The increase was primarily due to increases of $12 million in depreciation expense related to equipment in our data centers, $11 million in third-party expenses for hardware maintenance and data center capacity, $10 million in employee-related expenses driven by higher headcount, and $5 million related to the COVID-19 one-time employee bonus.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $139 million for the three months ended July 31, 2020, compared to $145 million for the prior year period, a decrease of $6 million, or 4%. The decrease was primarily due to decreases of $5 million in reduced travel expenses due to the COVID-19 pandemic and $6 million due to converting an implementation partner event to a virtual-only experience, offset by an increase of $8 million in employee related expenses driven by higher headcount.
GAAP operating expenses in costs of professional services were $300 million for the six months ended July 31, 2020, compared to $276 million for the prior year period, an increase of $24 million, or 9%. The increase was primarily due to increases of $31 million in employee-related expenses driven by higher headcount and $12 million related to the COVID-19 one-time employee bonus, offset by a decrease of $9 million in reduced travel expenses.
Non-GAAP operating expenses in costs of professional services were $114 million for the three months ended July 31, 2020, compared to $125 million for the prior year period, a decrease of $11 million, or 9%. The decrease includes $5 million related to reduced travel expenses due to the COVID-19 pandemic, and $6 million due to converting an implementation partner event to a virtual-only experience.
Non-GAAP operating expenses in costs of professional services were $249 million for the six months ended July 31, 2020, compared to $236 million for the prior year period, an increase of $13 million, or 5%. The increase was primarily due to increases of $20 million in employee-related expenses driven by higher headcount and $12 million related to the COVID-19 one-time employee bonus, offset by a decrease of $9 million in reduced travel expenses.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.
Product Development
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in product development were $419 million for the three months ended July 31, 2020, compared to $378 million for the prior year period, an increase of $41 million, or 11%. The increase was primarily due to an increase of $39 million in employee-related expenses driven by higher headcount.
GAAP operating expenses in product development were $862 million for the six months ended July 31, 2020, compared to $726 million for the prior year period, an increase of $136 million, or 19%. The increase was primarily due to increases of $97 million in employee-related expenses driven by higher headcount and $31 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in product development were $286 million for the three months ended July 31, 2020, compared to $267 million for the prior year period, an increase of $19 million, or 7%. The increase was primarily due to an increase of $17 million in employee-related expenses driven by higher headcount.
Non-GAAP operating expenses in product development were $595 million for the six months ended July 31, 2020, compared to $510 million for the prior year period, an increase of $85 million, or 17%. The increase was primarily due to increases of $46 million in employee-related expenses driven by higher headcount and $31 million related to the COVID-19 one-time employee bonus.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.

Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $276 million for the three months ended July 31, 2020, compared to $280 million for the prior year period, a decrease of $4 million, or 1%. The decrease was primarily due to decreases of $16 million in reduced travel expenses due to the COVID-19 pandemic and $6 million in marketing and event spending, offset by an increase of $15 million in employee-related expenses driven by higher headcount.
GAAP operating expenses in sales and marketing were $595 million for the six months ended July 31, 2020, compared to $553 million for the prior year period, an increase of $42 million, or 8%. The increase was primarily due to increases of $42 million in employee-related expenses driven by higher headcount and $25 million related to the COVID-19 one-time employee bonus, offset by decreases of $25 million in reduced travel expenses and $7 million in marketing and event spending.
Non-GAAP operating expenses in sales and marketing were $219 million for the three months ended July 31, 2020, compared to $227 million for the prior year period, a decrease of $8 million, or 4%. The decrease was primarily due to decreases of $16 million in reduced travel expenses and $6 million in marketing and event spending, offset by an increase of $9 million in employee-related expenses driven by higher headcount.
Non-GAAP operating expenses in sales and marketing were $480 million for the six months ended July 31, 2020, compared to $448 million for the prior year period, an increase of $32 million, or 7%. The increase was primarily due to increases of $29 million in employee-related expenses driven by higher headcount and $25 million related to the COVID-19 one-time employee bonus, offset by decreases of $25 million in reduced travel expenses and $7 million in marketing and event spending.
We expect that GAAP and non-GAAP sales and marketing expenses will increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $99 million for the three months ended July 31, 2020, compared to $86 million for the prior year period, an increase of $13 million, or 16%. The increase was primarily due to an increase of $12 million in employee-related expenses driven by higher headcount.
GAAP operating expenses in general and administrative were $194 million for the six months ended July 31, 2020, compared to $170 million for the prior year period, an increase of $24 million, or 14%. The increase was primarily due to increases of $19 million in employee-related expenses driven by higher headcount and $6 million related to the COVID-19 one-time employee bonus, offset by a decrease of $4 million in reduced travel expenses due to the COVID-19 pandemic.
Non-GAAP operating expenses in general and administrative were $65 million for the three months ended July 31, 2020, compared to $54 million for the prior year period, an increase of $11 million, or 20%. The increase was primarily due to an increase of $9 million in employee-related expenses driven by higher headcount.
Non-GAAP operating expenses in general and administrative were $126 million for the six months ended July 31, 2020, compared to $106 million for the prior year period, an increase of $20 million, or 18%. The increase was primarily due to increases of $14 million in employee-related expenses driven by higher headcount and $6 million related to the COVID-19 one-time employee bonus, offset by $4 million in reduced travel expenses.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins improved from (13.8)% for the three months ended July 31, 2019, to (1.6)% for the three months ended July 31, 2020. Our GAAP operating margins for the three months ended July 31, 2020, have been favorably impacted by our revenue growth outpacing headcount growth as well as moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel, marketing and event spending.
GAAP operating margins improved from (14.4)% for the six months ended July 31, 2019, to (7.7)% for the six months ended July 31, 2020. Our GAAP operating margins for the six months ended July 31, 2020, have been favorably impacted by our revenue growth outpacing headcount growth as well as moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel, marketing and event spending.

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
Non-GAAP operating margins improved from 13.2% for the three months ended July 31, 2019, to 24.3% for the three months ended July 31, 2020. Our non-GAAP operating margins for the three months ended July 31, 2020, have been favorably impacted by our revenue growth outpacing headcount growth as well as moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel, marketing and event spending.
Non-GAAP operating margins improved from 13.2% for the six months ended July 31, 2019, to 18.7% for the six months ended July 31, 2020. Our non-GAAP operating margins for the six months ended July 31, 2020, have been favorably impacted by our revenue growth outpacing headcount growth as well as moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel, marketing and event spending.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended July 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(1.6)%	23.7%	2.2%	24.3%

	Three Months Ended July 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(13.8)%	23.6%	3.4%	13.2%

	Six Months Ended July 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(7.7)%	23.4%	3.0%	18.7%

	Six Months Ended July 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.4)%	23.0%	4.6%	13.2%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
Other expense, net was $11 million for the three months ended July 31, 2020, as compared to other expense, net of $0.1 million for the prior year period. The increase in other expense, net was due primarily to a $6 million reduction in interest income on marketable securities as a result of lower prevailing interest rates during the three months ended July 31, 2020. In addition, interest expense increased by $5 million primarily related to our term loan entered into in April 2020.
Other expense, net was $22 million for the six months ended July 31, 2020, as compared to other income, net of $7 million for the prior year period. During the six months ended July 31, 2019, we recognized a gain from the sale of marketable equity investment of $7 million gain and we capitalized interest costs of $6 million, which reduced interest expense. Additionally, during the six months ended July 31, 2020, there was a $9 million decrease in interest income on marketable securities as a result of lower prevailing interest rates, and a $5 million increase in interest expense related to the term loan.

Liquidity and Capital Resources
As of July 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.8 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds.
In April 2020, we entered into a credit agreement (“Credit Agreement”) pursuant to which the lenders would extend to Workday a senior unsecured term loan facility in an aggregate principal amount of $750 million (“Term Loan”) and an unsecured revolving credit facility in an aggregate principal amount of $750 million (“Revolving Credit Facility”). On April 2, 2020, $500 million of the Term Loan was funded, and the remaining $250 million of the Term Loan was funded on July 13, 2020. We can also borrow up to $750 million under the Revolving Credit Facility until April 2, 2025. For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have financed our operations primarily through customer payments, issuance of debt, and sales of equity securities. Our long-term future capital requirements depend on many factors, including our customer growth rate, subscription renewal activity, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the continuing market acceptance of our services, the timing of construction of facilities in Pleasanton, California and the acquisition of additional facilities, and investment and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We also may choose to seek additional equity or debt financing.
Our cash flows for the three and six months ended July 31, 2020, and 2019, were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net cash provided by (used in):
Operating activities	$157,210	$100,319	$420,893	$309,482
Investing activities	(202,638)	(320,745)	(479,985)	(388,100)
Financing activities	70,780	57,951	570,111	61,313
Effect of exchange rate changes	771	75	506	(252)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$26,123	$(162,400)	$511,525	$(17,557)
Operating Activities
Cash provided by operating activities was $157 million and $100 million for the three months ended July 31, 2020, and 2019, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel, marketing and event spending, partially offset by higher cash operating expenses driven by increased headcount.
Cash provided by operating activities was $421 million and $309 million for the six months ended July 31, 2020, and 2019, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections, moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel, marketing and event spending, partially offset by higher cash operating expenses driven by increased headcount and the COVID-19 one-time employee bonus.
We expect our business to continue to generate sufficient operating cash flows; however, if the COVID-19 pandemic worsens or is prolonged, our customers may continue to request payment timing concessions, which could materially impact the timing and predictability of our operating cash flows in any given period.
Investing Activities
Cash used in investing activities for the three months ended July 31, 2020, was $203 million, which was primarily the result of data center and office space projects of $67 million and the timing of purchases and maturities of marketable securities.
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

Cash used in investing activities for the six months ended July 31, 2020, was $480 million, which was primarily the result of capital expenditures for data center and office space projects of $126 million, purchases of non-marketable equity and other investments of $59 million, and the timing of purchases and maturities of marketable securities.
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
Financing Activities
Cash provided by financing activities was $71 million for the three months ended July 31, 2020, which was primarily due to proceeds of $250 million from borrowings on the Term Loan and $71 million from the issuance of common stock from employee equity plans, offset by the principal payment of $250 million in connection with the conversion of our 1.50% convertible senior notes (“2020 Notes”) during the quarter.
Cash provided by financing activities was $58 million for the three months ended July 31, 2019, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $570 million for the six months ended July 31, 2020, which was primarily due to proceeds of $748 million from borrowings on the Term Loan and $75 million from the issuance of common stock from employee equity plans, offset by the principal payment of $250 million in connection with the conversion of the 2020 Notes.
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
See “Results of Operations—Operating Expenses and Results of Operations—Operating Margins” for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three and six months ended July 31, 2020, and 2019.
Contractual Obligations
Our contractual obligations primarily consist of our convertible senior notes, borrowings under our Credit Agreement, leases for office space and co-location facilities for data center capacity, third-party hosted infrastructure platforms for business operations, and agreements to purchase data center equipment. We do not consider outstanding purchase orders to be contractual obligations as they represent authorizations to purchase rather than binding agreements.

Convertible Senior Notes
In June 2013, we completed an offering of $250 million of 1.50% convertible senior notes due July 15, 2020, which were subsequently converted during the three months ended July 31, 2020. In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes”). We are not required to make principal payments under the 2022 Notes prior to maturity. If the 2022 Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $1.15 billion in principal on October 1, 2022. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Credit Agreement
In April 2020, we entered into a credit agreement pursuant to which the lenders extended to Workday a senior unsecured term loan facility in an aggregate principal amount of $750 million and an unsecured revolving credit facility in an aggregate principal amount of $750 million. The Term Loan matures on April 2, 2025, and provides for quarterly repayment in installments of the principal amount, beginning October 2020, at a rate of 1.25% of the principal amount per quarter through January 2022, and 2.50% of the principal amount per quarter thereafter. The Revolving Credit Facility may be borrowed, repaid, and reborrowed until April 2, 2025, at which time all amounts borrowed must be repaid. The Term Loan and Revolving Credit Facility bear interest at the interest rates described in Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes our contractual cash obligations under the Credit Agreement as of July 31, 2020, and assumes interest rates consistent with those in effect for our Term Loan as of July 31, 2020. The Revolving Credit Facility is excluded as there were no outstanding borrowings as of July 31, 2020.

	Payments Due by Period
	(in thousands)
	Total	Remainder of Fiscal 2021	Fiscal 2022 - Fiscal 2023	Fiscal 2024 - Fiscal 2025	Thereafter
Term Loan	$750,000	$18,750	$112,500	$150,000	$468,750
Interest obligation on Term Loan	65,327	9,295	29,747	23,826	2,459
Total	$815,327	$28,045	$142,247	$173,826	$471,209
Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment with various expiration dates. These lease agreements often provide us with an option to renew.
Third-Party Hosted Infrastructure Platforms for Business Operations
We have entered into noncancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. As of July 31, 2020, future noncancelable minimum payments under these agreements were approximately $466 million.
Data Center Equipment
As of July 31, 2020, we have entered into noncancelable agreements to purchase $110 million of data center equipment during the second half of fiscal 2021.
Off-Balance Sheet Arrangements
Through July 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require further updates to our estimates or judgments or require us to further revise the carrying value of our assets or liabilities as of July 31, 2020. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
During the six months ended July 31, 2020, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended January 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2020.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of July 31, 2020, our most significant currency exposures were the euro, Canadian dollar, British pound, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $2.8 billion and $1.9 billion as of July 31, 2020, and January 31, 2020, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available for sale”. When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the impaired security, is recognized in the income statement.
An immediate increase of 100 basis points in interest rates would have resulted in a $9 million and $7 million market value reduction in our investment portfolio as of July 31, 2020, and January 31, 2020, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Interest Rate Risk on our Debt
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. The 2022 Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the 2022 Notes. However, the value of the 2022 Notes is exposed to interest rate risk. Generally, the fair value of the 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2022 Notes is affected by our stock price. The carrying value of the 2022 Notes was $1.0 billion as of July 31, 2020. The carrying value represents the liability component of the principal balance of the 2022 Notes as of July 31, 2020. The estimated fair value of the 2022 Notes was $1.5 billion as of July 31, 2020. The estimated fair value was determined based on the quoted bid price of the 2022 Notes in an over-the-counter market as of the last trading day of the current fiscal quarter, which was $134.30.
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
As of July 31, 2020, the Term Loan had a carrying value of $748 million, and there were no outstanding borrowings under the Revolving Credit Facility. The interest rate on the Term Loan was 2.12% as of July 31, 2020.

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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report.
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
(b) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, despite the fact that the majority of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to understand the potential impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are regularly involved with claims, suits, regulatory and government investigations, and other proceedings involving competition, intellectual property, data security and privacy, tax and related compliance, labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings can impose a significant burden on management and employees, could prevent us from offering one or more of our applications, services, or features to others, could require us to change our technology or business practices, or could result in monetary damages, fines, civil or criminal penalties, reputational harm, or other adverse consequences.
These claims, suits, regulatory and government investigations, and other proceedings may include speculative, substantial, or indeterminate monetary amounts. We record a liability when we believe that it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being a liability and the estimated amount of a liability related to such matters. With respect to our outstanding matters, based on our current knowledge, we believe that the amount or range of reasonably possible liability will not, either individually or in aggregate, have a material adverse effect on our business, operating results, cash flows, or financial condition. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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
In response to COVID-19, as many other companies have done, we have temporarily closed the majority of our global offices, required most of our employees to continue to work remotely, implemented travel restrictions, have decided to postpone certain of our customer, industry, implementation partner, analyst, investor, and employee events and convert others to virtual-only experiences. These precautionary measures that have been adopted, particularly if the COVID-19 pandemic worsens or is prolonged, could have increasingly negative effects on our sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, operating results, and financial condition in any given period. We may also continue to experience impacts to productivity and other operational and business impacts if our employees, executives, or their family members experience health issues, or if there are continued delays in our hiring and onboarding of new employees. The COVID-19 pandemic could also impact our data center and computing infrastructure operations, including potential disruptions to, among other things, the supply chain required to maintain these systems, construction projects designed to expand our data center capacity, and primary vendors who provide critical products and services.
Our future revenues rely on new customer acquisition, and we have experienced and may continue to experience an increase in delayed purchasing decisions from prospective customers and a reduction in customer demand, particularly in the industries most impacted by the COVID-19 pandemic, such as travel and hospitality and healthcare. We also may continue to experience a reduction in renewal rates, particularly within our subset of small and medium-sized planning customers, as well as reduced customer spend and delayed payments that could materially impact our business, operating results, and financial condition in future periods. In addition, some of our competitors may offer their products and services at a lower price, or may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. While our subscription services revenue is relatively predictable in the near term as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and overall financial performance until future periods.
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
Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of hackers, including those who appear to offer a solution to a vulnerability, to sophisticated organizations, including state-sponsored actors. Key cybersecurity risks range from viruses, worms, and other malicious software programs, including phishing attacks or ransomware, to exploitation of software bugs or other defects, to “mega breaches” targeted against cloud services and other hosted software, any of which can result in disclosure of confidential information and intellectual property, defective products, production downtimes, reputational harm, compromised data, and an increase in costs to the business. As the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these attacks or to implement adequate preventative measures. Although we have developed systems and processes that are designed to protect our systems, software and data, as well as customer data and other user data and to prevent data loss and detect security breaches, there can be no assurance that such measures will be effective against all cybersecurity threats or perceived threats.
Additionally, during the ongoing COVID-19 pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks.
Furthermore, we have acquired or partnered with a number of companies, products, services, and technologies over the years, as well as incorporated third-party products, services and technologies into our products and services. Although we devote significant resources to address any known security issues with respect to such acquisitions, partnerships, and incorporated technologies, we may still inherit additional risks when they are integrated within Workday. In addition, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may generally lose trust in the security of financial management, human resources, planning, spend management, or analytics applications, or in cloud applications for enterprises in general. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, require us to compensate our customers or other users for certain losses, or result in lawsuits, regulatory fines, or other action or liabilities, which could adversely affect our business and operating results.

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
We have experienced, and may in the future experience, system disruptions, outages, and other performance problems, including the failure of our applications to perform properly. These problems may be caused by a variety of factors, including infrastructure changes, vendor issues, software and system defects, human error, viruses, worms, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Because of the large amount of data that we collect and process in our systems, it is possible that these issues could result in data loss or corruption, or cause the data to be incomplete or contain inaccuracies that our customers and other users regard as significant. Furthermore, the availability or performance of our applications could also be adversely affected by our customers’ and other users’ inability to access the internet. For example, our customers and other users access our applications through their internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ and other users’ access to our applications, which could adversely affect their perception of our applications’ reliability and our revenues.
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
In addition, we also rely upon third-party hosted infrastructure partners globally, including Amazon Web Services (“AWS”), Dimension Data, and Microsoft Azure to serve customers and operate certain aspects of our services, such as environments for development testing, training, sales demonstrations, and production usage. Any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.

Problems faced by these data center operators or hosted infrastructure partners, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers or other users. In addition, the ongoing COVID-19 pandemic could have a significant adverse operational impact on these data center operators and hosted infrastructure partners on which we rely, as they continue to navigate their own challenges resulting from their employee base continuing to work remotely and other impacts from the pandemic. Furthermore, these data center operators or hosted infrastructure partners could decide to close their facilities or cease operations without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by these data center operators, our hosted infrastructure partners, or any of the other service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.
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

Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Workday and our customers. In 2016, the European Union (“EU”) adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR establishes new requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR. If we are unable to provide adequate assurances to such customers, demand for our applications could be adversely affected. In addition, we must continue to seek assurances from our subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR. In addition, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA gives California consumers certain rights similar to those provided by the GDPR, and customers and other users may seek similar assurances from suppliers regarding compliance. Moreover, there are a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business.
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
The costs of compliance with, and other burdens imposed by, privacy laws and regulations that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use, and transmit demographic and personal data, which in turn could limit the use, effectiveness, and adoption of our applications and reduce overall demand. In addition, the other bases on which we and our customers rely for the transfer of data, such as model contracts, continue to be subjected to regulatory and judicial scrutiny. In July 2020, the Court of Justice of the European Union invalidated the Privacy Shield framework for data transferred from the European Economic Area to the United States. While the same court upheld the use of Standard Contractual Clauses (“SCCs”), which we offer to our customers to enable data transfers, the decision has led to some uncertainty regarding the use of SCCs as the mechanism for data transfers to the United States. If we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our applications, require us to restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue.
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

Many of our competitors are able to devote greater resources to the development, promotion, and sale of their products and services. This may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. Furthermore, our current or potential competitors may be acquired by, or merge with, third parties with greater available resources and the ability to initiate or withstand substantial price competition, such as the recent merger between Kronos Incorporated and The Ultimate Software Group, Inc.. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, system integrators, and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. If our competitors’ products, services, or technologies become more accepted than our products, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, our competitors may offer their products and services at a lower price, or, particularly during the ongoing COVID-19 pandemic, may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business and operating results.
Adverse economic conditions may negatively impact our business.
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or abroad, limited availability of credit, reduction in business confidence and activity, decreased government spending, or economic uncertainty, all of which are being impacted by the ongoing COVID-19 pandemic, and its effects such as unemployment, may continue to affect one or more of the sectors or countries in which we sell our applications. Alternatively, a strong dollar could reduce demand for our applications and services in countries with relatively weaker currencies.
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
These adverse conditions could continue to result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, customer bankruptcies, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
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
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. Furthermore, the COVID-19 pandemic could have an impact on our plans to offer certain new features, enhancements, and modifications of our applications in a timely manner, particularly if we experience impacts to productivity due to our employees or their family members experiencing health issues, if our employees continue to work remotely for extended periods, or if there are continuing delays in our hiring and onboarding of new employees. If we are unable to provide new features, enhancements, and modifications in a timely and cost-effective manner that achieve market acceptance or that keep pace with rapid technological developments, our business and operating results could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to improve their utility to larger customers with complex, dynamic, and global operations. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to the technologies required to build and improve our applications, such as the datasets required to train our machine learning models. As a result, we may not be successful in developing these new features, enhancements, modifications, and applications, and bring them to market timely, if at all. Failure in this regard may significantly impair our revenue growth by negatively impacting our customer renewal rates or our ability to attract new customers.
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
To the extent that our applications depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software, as well as cybersecurity threats or attacks related to such software, could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications, result in increased costs, and injure our reputation. Furthermore, software may not continue to be available to us on commercially reasonable terms. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Integration of new software into our applications may require significant work and require substantial investment of our time and resources.

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
We believe that a critical component of our success has been our corporate culture, as reflected in our core values: employees, customer service, innovation, integrity, fun, and profitability. We also believe that our commitment to our corporate culture, as well as our commitment to building products and services that help provide our customers with information regarding their own workforce and corporate culture, is part of the reason why our customers choose us. As we continue to grow, both organically and through acquisitions of employee teams, and develop the infrastructure associated with being a more mature public company, we will need to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions. The COVID-19 pandemic requires significant action to preserve culture with an employee base temporarily working remotely and facing unique personal and professional challenges. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to achieve our corporate objectives, including our ability to quickly develop and deliver new and innovative products.
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

The ongoing COVID-19 pandemic and related precautionary measures we and other companies are taking are impacting our sales activity. For example, like many other companies, including our customers and prospects, our employees are continuing to work remotely, and we have limited all non-essential business travel. Restrictions on travel and in-person meetings have and could continue to interrupt our sales activity, and we cannot predict whether, for how long, or the extent to which the COVID-19 pandemic may have an impact. Our salesforce has historically met with our customers and potential customers face-to-face when selling our solutions, and while the majority of our deployment activities are completed remotely, many of our customers may prefer to have certain deployment activities such as project kick-off and go-live activities completed on-site. Furthermore, because our future revenue growth relies, in large part, on new customer acquisition, any inability of our salesforce to establish relationships with potential customers during the current environment, as well as prospects deferring buying decisions due to the economic uncertainty, is likely to have a negative impact on our future revenue growth and other financial measures. Our typical sales cycles are six to twelve months but can extend for eighteen months or more, including as a result of the ongoing COVID-19 pandemic, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, including those caused by the ongoing COVID-19 pandemic, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenue. In addition, a majority of our costs are expensed as incurred, while revenue is recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription services revenue from new customers generally is recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers during the COVID-19 pandemic, or customer insolvencies resulting from severe economic hardship during the COVID-19 pandemic, could have an impact on our subscription services revenue in any given period. Although we have downside protection in our customer agreements in the form of base minimums, should there be any prolonged decrease in our customers’ headcounts, we could experience reduced subscription services revenue upon renewal or potentially outside of the renewal period, which could materially impact our business and operating results in any given period.
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
Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of deployment services for our customers. The work performed by us or these third parties that we rely on, including any work related to the on-site components of deployment services requested by a customer, might be adversely impacted directly or indirectly by the ongoing COVID-19 pandemic, including as a result of restrictions in accessing customer sites. Additionally, if our customers’ personnel are unable to participate in deployment activities as a direct or indirect result of the ongoing COVID-19 pandemic, this could result in delays in customer go-live dates for our applications. If customers are not satisfied with the quality and timing of work performed by us or a third party or with the type of professional services or applications delivered, then we could incur additional costs to address the situation, the revenue recognition of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. We must also align our product development and professional services operations in order to ensure that customers’ evolving needs are met. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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
As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. From time to time, we may also change our pricing structure, which could adversely impact demand for our products. Moreover, large customers, which are a primary focus of our sales efforts, have and may continue to demand greater price concessions and delayed payment terms. Our customers may also increasingly defer purchasing decisions, demand price concessions and delayed payment terms, and request other terms and conditions if the COVID-19 pandemic worsens or is prolonged. As a result, in the future we may be required to reduce our prices or accept onerous terms and conditions, including delayed payment terms, which could adversely affect our revenues, profitability, financial position, and cash flows in any given period.
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
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. Moreover, the ongoing COVID-19 pandemic has made it more difficult to develop and maintain positive awareness of our brand. For example, we have decided not to hold our two largest annual customer conferences for fiscal year 2021, Workday Rising and Workday Rising Europe. We also transitioned Adaptive Live, our customer experience for Workday Adaptive Planning customers as well as our global event series, Workday Elevate, from in-person to digital event experiences. In addition, we have and may continue to delay certain corporate advertising programs. These precautionary measures that have been adopted, particularly if extended for prolonged periods, could have increasingly negative effects on our ability to develop and maintain widespread positive awareness of our brand, which could harm our business, operating results, and financial condition. In addition, positions we take on social and ethical issues from time to time may impact our brand, reputation, or ability to attract or retain customers.
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
We have a history of cumulative net losses, and we do not expect to be profitable on a GAAP basis for the foreseeable future.
We have incurred significant net losses on a GAAP basis in each period since our inception in 2005. These net losses and our accumulated deficit reflect the substantial investments we make to acquire new customers and develop our applications. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, product development expenses, operations costs, and general and administrative costs, and therefore we expect our net losses on a GAAP basis to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we also expect to incur increased net losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenue is generally recognized ratably over the terms of the agreements, which are typically three years or longer. You should not consider our recent growth in revenues as indicative of our future performance. We cannot ensure that we will achieve GAAP profitability in the future or that, if we do become profitable, we will sustain profitability.
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
Our success and ability to compete depend in part upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, suppliers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. While we have patent applications pending in the United States and throughout the world, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties, including those affiliated with state-sponsored actors, to copy or reverse engineer our applications, including with the assistance of insiders, and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of jurisdictions outside the United States. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States.
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
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in the United States, Canada, and Europe. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. We also rely on AWS’s, Dimension Data’s, and Microsoft Azure’s distributed computing infrastructure platforms that are located in a wide variety of regions. In the event of a major earthquake, hurricane, or other natural disaster or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, pandemics or other public health emergencies (including the ongoing COVID-19 pandemic), or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and may endure system interruptions, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results.
We are subject to risks related to government contracts and related procurement regulations, which may adversely impact our business and operating results.
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause, and termination of any such contract may adversely impact our other existing or prospective government contracts. Any of these risks related to contracting with governmental entities could adversely impact our business and operating results.
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
As of July 31, 2020, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2022, and 2041. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
Risks Related to Our Class A Common Stock
Our Chairman and co-CEO have control over key decision making as a result of their control of a majority of our voting stock.
As of July 31, 2020, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 50 million shares of Class B common stock and 0.3 million shares of Class A common stock. As of July 31, 2020, our co-founder and co-CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds exercisable stock options to acquire approximately 0.2 million shares of Class B common stock and 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and co-CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and co-CEO, and also with other executive officers, directors, and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2020. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
•the economy as a whole, political and regulatory uncertainty, and market conditions in our industry, and the industries of our customers;
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
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. As a result of this offering, we incurred $1.15 billion principal amount of indebtedness, which we may be required to pay at maturity in 2022, or upon the occurrence of a fundamental change (as defined in the indenture). In addition, in April 2020, we entered into a credit agreement that provided for a term loan in an aggregate original principal amount of $750 million and a revolving credit facility in an aggregate principal amount of $750 million. As of July 31, 2020, there was $750 million outstanding under the term loan facility.
We may incur substantial additional debt in the future, some of which may be secured debt. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. Our ability to pay cash upon conversion or repurchase of the 2022 Notes may be limited by law, regulatory authority, or agreements governing our future indebtedness and is dependent on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Any future debt may also contain limitations on our ability to pay cash upon a conversion request or repurchase upon a fundamental change.
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
•our dual class common stock structure, which provides our co-founders with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;
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
•only our chairman of the board, co-chief executive officers, president, or a majority of our board of directors are authorized to call a special meeting of stockholders;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended July 31, 2020, we issued 1,654,302 shares of our unregistered Class A common stock to holders of our 2020 Notes upon settlement of conversion of an aggregate principal amount of $250 million of such notes. This share amount represents the conversion value of the 2020 Notes in excess of the principal amount of notes converted.
For further information regarding the above transactions, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. These shares of our Class A common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended July 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020 (1)	1,654,757	$183.23	—	—
(1)The shares purchased represent the exercise of the convertible note hedges relating to the 2020 Notes. For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Bylaws of the Registrant	8-K	001-35680	August 27, 2020	3.1
10.1	Offer Letter between Luciano G. Fernandez and the Registrant dated August 26, 2020					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.3	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 28, 2020

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
President and Chief Financial Officer (Principal Financial Officer)