Form 10-Q
period 2020-10-31
Workday, Inc.
filed 2020-11-20
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of November 18, 2020, there were approximately 180 million shares of the registrant’s Class A common stock, net of treasury stock, and 60 million shares of the registrant's Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,067,038	$731,141
Marketable securities	1,880,772	1,213,432
Trade and other receivables, net	742,744	877,578
Deferred costs	110,024	100,459
Prepaid expenses and other current assets	157,664	172,012
Total current assets	3,958,242	3,094,622
Property and equipment, net	976,610	936,179
Operating lease right-of-use assets	415,547	290,902
Deferred costs, noncurrent	232,413	222,395
Acquisition-related intangible assets, net	262,603	308,401
Goodwill	1,819,625	1,819,261
Other assets	179,987	144,605
Total assets	$7,845,027	$6,816,365
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$54,949	$57,556
Accrued expenses and other current liabilities	129,794	130,050
Accrued compensation	264,443	248,154
Unearned revenue	2,000,417	2,223,178
Operating lease liabilities	84,552	66,147
Debt, current	1,091,050	244,319
Total current liabilities	3,625,205	2,969,404
Debt, noncurrent	701,178	1,017,967
Unearned revenue, noncurrent	68,874	86,025
Operating lease liabilities, noncurrent	352,900	241,425
Other liabilities	18,816	14,993
Total liabilities	4,766,973	4,329,814
Stockholders’ equity:
Common stock	240	231
Additional paid-in capital	6,184,070	5,090,187
Treasury stock	(269,083)	—
Accumulated other comprehensive income (loss)	1,110	23,492
Accumulated deficit	(2,838,283)	(2,627,359)
Total stockholders’ equity	3,078,054	2,486,551
Total liabilities and stockholders’ equity	$7,845,027	$6,816,365
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenues:
Subscription services	$968,547	$798,516	$2,782,201	$2,256,695
Professional services	137,413	139,584	404,111	394,212
Total revenues	1,105,960	938,100	3,186,312	2,650,907
Costs and expenses (1):
Costs of subscription services	152,396	122,305	442,666	355,935
Costs of professional services	142,785	148,625	442,422	424,548
Product development	419,962	401,742	1,282,127	1,127,695
Sales and marketing	302,870	286,794	897,924	839,930
General and administrative	102,024	88,884	296,461	258,932
Total costs and expenses	1,120,037	1,048,350	3,361,600	3,007,040
Operating income (loss)	(14,077)	(110,250)	(175,288)	(356,133)
Other income (expense), net	(8,846)	(4,136)	(31,272)	2,899
Loss before provision for (benefit from) income taxes	(22,923)	(114,386)	(206,560)	(353,234)
Provision for (benefit from) income taxes	1,417	1,343	4,164	(518)
Net loss	$(24,340)	$(115,729)	$(210,724)	$(352,716)
Net loss per share, basic and diluted	$(0.10)	$(0.51)	$(0.89)	$(1.56)
Weighted-average shares used to compute net loss per share, basic and diluted	238,059	228,461	235,685	226,071

(1) Costs and expenses include share-based compensation expenses as follows:
Costs of subscription services	$16,767	$13,634	$45,484	$36,050
Costs of professional services	27,349	22,249	74,467	57,390
Product development	128,423	118,215	378,950	315,210
Sales and marketing	54,077	47,142	150,881	128,686
General and administrative	33,216	29,762	97,958	88,122
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(24,340)	$(115,729)	$(210,724)	$(352,716)
Other comprehensive (loss) income, net of tax:
Net change in foreign currency translation adjustment	(2)	173	435	(420)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $0, $444, $0, and $875, respectively	(2,578)	1,194	(332)	2,786
Net change in market value of effective foreign currency forward exchange contracts, net of tax provision of $0, $(1,315), $0, and $3,295, respectively	3,044	(9,206)	(22,485)	23,062
Other comprehensive (loss) income, net of tax	464	(7,839)	(22,382)	25,428
Comprehensive loss	$(23,876)	$(123,568)	$(233,106)	$(327,288)
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Common stock:
Balance, beginning of period	$238	$227	$231	$221
Issuance of common stock under employee equity plans	2	2	7	8
Settlement of convertible senior notes	—	—	2	—
Balance, end of period	240	229	240	229
Additional paid-in capital:
Balance, beginning of period	5,954,738	4,561,272	5,090,187	4,105,334
Issuance of common stock under employee equity plans	3,648	1,778	78,160	63,312
Share-based compensation	259,802	230,682	746,643	624,705
Settlement of warrants	(34,118)	—	(34,118)	—
Exercise of convertible senior notes hedges	—	—	303,202	—
Settlement of convertible senior notes	—	—	(4)	—
Cumulative-effect of accounting changes	—	—	—	381
Balance, end of period	6,184,070	4,793,732	6,184,070	4,793,732
Treasury stock:
Balance, beginning of period	(303,201)	—	—	—
Exercise of convertible senior notes hedges	—	—	(303,201)	—
Settlement of warrants	34,118	—	34,118	—
Balance, end of period	(269,083)	—	(269,083)	—
Accumulated other comprehensive income (loss):
Balance, beginning of period	646	32,458	23,492	(809)
Other comprehensive (loss) income	464	(7,839)	(22,382)	25,428
Balance, end of period	1,110	24,619	1,110	24,619
Accumulated deficit:
Balance, beginning of period	(2,813,943)	(2,383,672)	(2,627,359)	(2,146,304)
Net loss	(24,340)	(115,729)	(210,724)	(352,716)
Cumulative-effect of accounting changes	—	—	(200)	(381)
Balance, end of period	(2,838,283)	(2,499,401)	(2,838,283)	(2,499,401)
Total stockholders’ equity	$3,078,054	$2,319,179	$3,078,054	$2,319,179

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Common stock (in shares):
Balance, beginning of period	237,160,715	227,607,594	231,708,391	222,052,063
Issuance of common stock under employee equity plans	1,935,725	1,931,916	7,388,498	7,487,250
Settlement of warrants	(186,202)	—	(186,202)	—
Settlement of convertible senior notes	—	20	1,654,308	217
Purchase of treasury stock from the exercise of convertible senior notes hedges	—	—	(1,654,757)	—
Balance, end of period	238,910,238	229,539,530	238,910,238	229,539,530
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cash flows from operating activities:
Net loss	$(24,340)	$(115,729)	$(210,724)	$(352,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	73,864	72,233	218,556	201,152
Share-based compensation expenses	259,832	231,002	747,740	625,149
Amortization of deferred costs	28,732	23,015	82,141	65,897
Amortization of debt discount and issuance costs	12,098	13,512	41,466	39,400
Non-cash lease expense	22,141	17,081	60,389	49,155
Other	(8,760)	2,744	8,040	(8,953)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(53,923)	2,197	127,663	86,139
Deferred costs	(41,823)	(34,415)	(101,724)	(81,107)
Prepaid expenses and other assets	25,898	7,463	36,738	677
Accounts payable	3,762	1,938	(9,313)	4,488
Accrued expenses and other liabilities	(5,037)	41,716	(46,378)	6,595
Unearned revenue	1,358	(4,755)	(239,899)	(68,392)
Net cash provided by (used in) operating activities	293,802	258,002	714,695	567,484
Cash flows from investing activities:
Purchases of marketable securities	(806,713)	(375,144)	(1,963,244)	(1,429,046)
Maturities of marketable securities	427,910	494,023	1,282,324	1,339,830
Sales of marketable securities	—	—	5,279	55,499
Owned real estate projects	(1,072)	(21,832)	(5,323)	(95,615)
Capital expenditures, excluding owned real estate projects	(78,197)	(55,163)	(204,692)	(196,274)
Business combinations, net of cash acquired	—	—	—	(12,885)
Purchases of non-marketable equity and other investments	(4,618)	(9,577)	(63,218)	(17,293)
Sales and maturities of non-marketable equity and other investments	24	252	6,223	252
Other	—	—	—	(9)
Net cash provided by (used in) investing activities	(462,666)	32,559	(942,651)	(355,541)
Cash flows from financing activities:
Proceeds from borrowings on term loan, net	—	—	747,795	—
Payments on convertible senior notes	—	(3)	(249,946)	(30)
Payments on term loan	(9,375)	—	(9,375)	—
Proceeds from issuance of common stock from employee equity plans	3,650	1,780	78,167	63,320
Other	(181)	(175)	(2,436)	(375)
Net cash provided by (used in) financing activities	(5,906)	1,602	564,205	62,915
Effect of exchange rate changes	40	48	546	(204)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(174,730)	292,211	336,795	274,654
Cash, cash equivalents, and restricted cash at the beginning of period	1,246,246	624,646	734,721	642,203
Cash, cash equivalents, and restricted cash at the end of period	$1,071,516	$916,857	$1,071,516	$916,857
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Supplemental cash flow data:
Cash paid for interest, net of amounts capitalized	$5,309	$959	$11,686	$1,431
Cash paid for income taxes	2,598	1,415	7,239	7,418
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	49,098	33,155	49,098	33,155

	As of October 31,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$1,067,038	$912,748
Restricted cash included in Prepaid expenses and other current assets	4,351	3,984
Restricted cash included in Other assets	127	125
Total cash, cash equivalents, and restricted cash	$1,071,516	$916,857
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended October 31, 2020, shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 3, 2020.
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
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by chief operating decision makers, who are our co-chief executive officers, in deciding how to allocate resources and assessing performance. Our chief operating decision makers allocate resources and assess performance based upon discrete financial information at the consolidated level.

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
Note 3. Investments
Debt Securities
As of October 31, 2020, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$930,774	$274	$(26)	$931,022
U.S. agency obligations	542,942	144	(136)	542,950
Corporate bonds	355,847	2,442	(12)	358,277
Commercial paper	367,413	—	—	367,413
	$2,196,976	$2,860	$(174)	$2,199,662
Included in Cash and cash equivalents	$329,586	$1	$(1)	$329,586
Included in Marketable securities	$1,867,390	$2,859	$(173)	$1,870,076
As of January 31, 2020, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$312,183	$492	$(5)	$312,670
U.S. agency obligations	169,613	99	(44)	169,668
Corporate bonds	504,434	2,476	—	506,910
Commercial paper	364,701	—	—	364,701
	$1,350,931	$3,067	$(49)	$1,353,949
Included in Cash and cash equivalents	$140,517	$—	$—	$140,517
Included in Marketable securities	$1,210,414	$3,067	$(49)	$1,213,432
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
The unrealized losses associated with our debt securities were immaterial as of October 31, 2020, and January 31, 2020, and we did not recognize any credit losses related to our debt securities during the three and nine months ended October 31, 2020.

There were no sales of debt securities during the three months ended October 31, 2020, and 2019. We sold $5 million of debt securities during the nine months ended October 31, 2020, and 2019. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2020	January 31, 2020
Money market funds (1)	Cash and cash equivalents	$517,031	$386,909
Marketable equity investments (1)	Marketable securities	10,696	—
Equity investments accounted for under the equity method	Other assets	48,181	—
Non-marketable equity investments measured using the measurement alternative (2)	Other assets	62,741	59,026
		$638,649	$445,935
(1)Investments with readily determinable fair values.
(2)Investments in privately held companies without readily determinable fair values.
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net realized gains (losses) recognized on equity investments sold	$—	$102	$1,591	$6,946
Net unrealized gains (losses) recognized on equity investments held	3,830	—	1,643	2,169
Total net gains (losses) recognized in Other income (expense), net	$3,830	$102	$3,234	$9,115
We determine at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). If the investment or other interest is determined to be a VIE, we must evaluate whether we are considered the primary beneficiary. For investments in VIEs in which we are considered the primary beneficiary, the assets, liabilities, and results of operations of the VIE are consolidated in our condensed consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) has the obligation to absorb losses or the right to receive benefits from the VIE. As of October 31, 2020, there were no VIEs for which we were the primary beneficiary.
Equity Investments Accounted for Under the Equity Method
Investments in VIEs for which we are not the primary beneficiary or do not own a controlling interest but can exercise significant influence over the investee are accounted for under the equity method of accounting. These investments are measured at cost, less any impairment, plus or minus our share of earnings and losses and are included in Other assets on the condensed consolidated balance sheets. Our share of earnings and losses are recorded in Other income (expense), net, on the condensed consolidated statements of operations.
During the first quarter of fiscal 2021, we made an equity investment of $50 million in a limited partnership, which represents an ownership interest of approximately 6%. We determined that the limited partnership is a VIE because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. We do not have majority voting rights nor the power to direct the activities of this entity, and therefore, we are not the primary beneficiary. The investment is accounted for under the equity method of accounting as it is considered to be more than minor and we have the ability to exercise significant influence over the entity. The carrying value was $48 million as of October 31, 2020. There was no impairment loss recorded on this investment during the three and nine months ended October 31, 2020.

Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or have significant influence. We adjust the carrying values of non-marketable equity investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer. No material adjustments were made to the carrying value of the non-marketable equity investments as measured under the measurement alternative during the three and nine months ended October 31, 2020, and 2019.
Additionally, we assess our non-marketable equity investments quarterly for impairment. Our impairment analysis encompasses an assessment of the severity and duration of the impairment and a qualitative and quantitative analysis of other key factors including the investee’s financial metrics, market acceptance of the investee’s product or technology, other competitive products or technology in the market, general market conditions, and the rate at which the investee is using its cash. We also have considered the impacts of the coronavirus pandemic (“COVID-19 pandemic”) in our impairment analysis. These factors require significant judgment. We did not record any impairment losses on non-marketable equity investments for the three months ended October 31, 2020, and we recorded $3 million of impairment losses for the nine months ended October 31, 2020. We did not record any such impairment losses during the three and nine months ended October 31, 2019.
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
Marketable Equity Investments
Marketable equity investments were $11 million as of October 31, 2020. We did not have any marketable equity investments as of January 31, 2020. There were no sales of marketable equity investments during the three and nine months ended October 31, 2020, or the three months ended October 31, 2019. We sold $51 million of marketable equity investments during the nine months ended October 31, 2019, with a corresponding gain recognized of $7 million.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of October 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$931,022	$—	$—	$931,022
U.S. agency obligations	—	542,950	—	542,950
Corporate bonds	—	358,277	—	358,277
Commercial paper	—	367,413	—	367,413
Money market funds	517,031	—	—	517,031
Marketable equity investments	10,696	—	—	10,696
Foreign currency derivative assets	—	20,478	—	20,478
Total assets	$1,458,749	$1,289,118	$—	$2,747,867
Foreign currency derivative liabilities	$—	$13,787	$—	$13,787
Total liabilities	$—	$13,787	$—	$13,787

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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of our financial instruments that are not recorded at fair value on the condensed consolidated balance sheets (in thousands):

	October 31, 2020		January 31, 2020
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
1.50% Convertible senior notes	$—	$—	$244,319	$571,057
0.25% Convertible senior notes	1,053,550	1,732,671	1,017,967	1,587,978
In June 2013, we completed an offering of $250 million of 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”), which were subsequently converted during the second quarter of fiscal 2021. In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes” and together with the 2020 Notes, the “Notes”). The carrying amounts of the Notes represent the liability components of the principal balances as of October 31, 2020, and January 31, 2020. The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of each reporting period. The if-converted value of the 2022 Notes exceeded the principal amount by $493 million. The if-converted value was determined based on the closing price of our common stock of $210.12 on October 31, 2020. For further information, see Note 10, Debt.
In April 2020, we entered into a credit agreement (“Credit Agreement”) pursuant to which the lenders would extend to Workday a senior unsecured term loan facility in an aggregate principal amount of $750 million (“Term Loan,”) and an unsecured revolving credit facility in an aggregate principal amount of $750 million (“Revolving Credit Facility”). As of October 31, 2020, the carrying value of the Term Loan was $739 million, and there were no outstanding borrowings under the Revolving Credit Facility. The estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, approximates its carrying value because it is a floating rate facility. For further information, see Note 10, Debt.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $342 million and $323 million as of October 31, 2020, and January 31, 2020, respectively. Amortization expense for the deferred costs was $29 million and $23 million for the three months ended October 31, 2020, and 2019, respectively, and $82 million and $66 million for the nine months ended October 31, 2020, and 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2020	January 31, 2020
Land and land improvements	$37,065	$38,737
Buildings	493,757	489,028
Computers, equipment, and software	894,031	723,482
Furniture and fixtures	54,952	51,917
Leasehold improvements	200,807	189,668
Property and equipment, gross	1,680,612	1,492,832
Less accumulated depreciation and amortization	(704,002)	(556,653)
Property and equipment, net	$976,610	$936,179
Depreciation expense totaled $58 million and $55 million for the three months ended October 31, 2020, and 2019, respectively, and $170 million and $144 million for the nine months ended October 31, 2020, and 2019, respectively. No interest costs were capitalized to Property and equipment, net during the three and nine months ended October 31, 2020, or the three months ended October 31, 2019. Interest costs capitalized to Property and equipment, net totaled $6 million for the nine months ended October 31, 2019.
Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	October 31, 2020	January 31, 2020
Developed technology	$218,400	$218,400
Customer relationships	224,000	224,000
Trade name	12,400	12,400
Backlog	11,000	11,000
Acquisition-related intangible assets, gross	465,800	465,800
Less accumulated amortization	(203,197)	(157,399)
Acquisition-related intangible assets, net	$262,603	$308,401
Amortization expense related to acquisition-related intangible assets was $14 million and $16 million for the three months ended October 31, 2020, and 2019, respectively, and $46 million and $55 million for the nine months ended October 31, 2020, and 2019, respectively.
As of October 31, 2020, our future estimated amortization expense related to acquisition-related intangible assets is as follows (in thousands):

Fiscal Period:
Remainder of 2021	$13,977
2022	52,833
2023	50,109
2024	38,933
2025	27,500
Thereafter	79,251
Total	$262,603

Note 8. Other Assets
Other assets consisted of the following (in thousands):

	October 31, 2020	January 31, 2020
Non-marketable equity and other investments (1)	$76,155	$75,004
Equity investments accounted for under the equity method	48,181	—
Prepayments for goods and services	20,219	27,928
Technology patents and other intangible assets, net	15,564	17,898
Net deferred tax assets	7,180	6,912
Deposits	5,869	6,335
Derivative assets	5,037	9,529
Other	1,782	999
Total	$179,987	$144,605
(1)Included in non-marketable equity and other investments are investments in loan receivables of privately held companies, which are carried at amortized cost. The carrying values of these loan receivables were $13 million and $16 million as of October 31, 2020, and January 31, 2020, respectively. As of October 31, 2020, the allowance for credit losses on this balance was immaterial.
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of October 31, 2020, the future estimated amortization expense is as follows (in thousands):

Fiscal Period:
Remainder of 2021	$719
2022	2,620
2023	2,348
2024	2,040
2025	1,569
Thereafter	6,268
Total	$15,564
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
Foreign currency forward contracts designated as cash flow hedges are recorded on the condensed consolidated balance sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. As of October 31, 2020, we estimate that $8 million of net gains recorded in AOCI related to our foreign currency forward contracts designated as cash flow hedges will be reclassified into income within the next 12 months.
As of October 31, 2020, and January 31, 2020, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $1.2 billion and $908 million, respectively. The notional value represents the amount that will be bought or sold upon maturity of the forward contract. All such contracts have maturities not greater than 48 months.

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
As of October 31, 2020, and January 31, 2020, we had outstanding forward contracts not designated as hedges with total notional values of $115 million and $246 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2020	January 31, 2020
Derivative assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$14,830	$20,944
Foreign currency forward contracts designated as cash flow hedges	Other assets	5,024	9,529
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	611	2,801
Foreign currency forward contracts not designated as hedges	Other assets	13	—
Total derivative assets		$20,478	$33,274
Derivative liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$6,072	$1,211
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	7,049	1,809
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	643	976
Foreign currency forward contracts not designated as hedges	Other liabilities	23	—
Total derivative liabilities		$13,787	$3,996
The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations was as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
		2020	2019	2020	2019
Total revenues	Revenues	$1,105,960	$938,100	$3,186,312	$2,650,907
Amount of gains (losses) related to foreign currency forward contracts designated as cash flow hedges	Revenues	5,568	1,914	15,332	2,826

Pre-tax gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Three Months Ended October 31,		Nine Months Ended October 31,
		2020	2019	2020	2019
Gains (losses) recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$8,612	$(8,607)	$(7,153)	$29,183
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	5,568	1,914	15,332	2,826
Gains (losses) associated with foreign currency forward contracts not designated as hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
		2020	2019	2020	2019
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$151	$(1,727)	$1,524	$2,900
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
As of October 31, 2020, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$553	$—	$553	$(1,785)	$—	$(1,232)
Counterparty B	17,975	—	17,975	(4,732)	—	13,243
Counterparty C	1,950	—	1,950	(7,270)	—	(5,320)
Total	$20,478	$—	$20,478	$(13,787)	$—	$6,691

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$1,785	$—	$1,785	$(1,785)	$—	$—
Counterparty B	4,732	—	4,732	(4,732)	—	—
Counterparty C	7,270	—	7,270	(7,270)	—	—
Total	$13,787	$—	$13,787	$(13,787)	$—	$—

Note 10. Debt
Outstanding debt consisted of the following (in thousands):

	October 31, 2020	January 31, 2020
2020 Notes, net of unamortized debt discounts of $0 and $5,319, respectively, and unamortized debt issuance costs of $0 and $307, respectively	$—	$244,319
2022 Notes, net of unamortized debt discounts of $90,964 and $124,403, respectively, and unamortized debt issuance costs of $5,486 and $7,630, respectively	1,053,550	1,017,967
Term Loan, net of unamortized debt discounts of $1,783 and $0, respectively, and unamortized debt issuance costs of $164 and $0, respectively	738,678	—
Total debt	$1,792,228	$1,262,286
Less: current debt	$(1,091,050)	$(244,319)
Total debt, noncurrent	$701,178	$1,017,967
As of October 31, 2020, contractual repayments and maturities of our outstanding debt are as follows (in thousands):

Fiscal Period:
Remainder of 2021	$9,375
2022	37,500
2023	1,225,000
2024	75,000
2025	75,000
Thereafter	468,750
Total	$1,890,625
Convertible Senior Notes
In June 2013, we issued 1.50% convertible senior notes due July 15, 2020, with a principal amount of $250 million. The 2020 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year. During the second quarter of fiscal 2021, the 2020 Notes were converted by note holders, and we repaid the $250 million principal balance in cash. We also distributed approximately 1.7 million shares of our Class A common stock to note holders during the second quarter of fiscal 2021, which represents the conversion value in excess of the principal amount.
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
On or after June 1, 2022, holders of the 2022 Notes may convert their 2022 Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2022 Notes. For more than 20 trading days during the 30 consecutive trading days ended October 31, 2020, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2022 Notes. As a result, the 2022 Notes are convertible at the option of the holders during the fourth quarter of fiscal 2021. Accordingly, the 2022 Notes are classified as current on the condensed consolidated balance sheet as of October 31, 2020. From November 1, 2020, through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material. As of January 31, 2020, the 2022 Notes are classified as noncurrent on the condensed consolidated balance sheets since the criteria for conversion was not met.
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
The Purchased Options relating to the 2020 Notes gave us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2020 Notes, approximately 3.1 million shares of our Class A common stock for $81.74 per share, exercisable upon conversion of the 2020 Notes. During the second quarter of fiscal 2021, we received approximately 1.7 million shares of our Class A common stock from the exercise of the Purchased Options relating to the 2020 Notes. These shares are held as treasury stock.
The Purchased Options relating to the 2022 Notes give us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2022 Notes, approximately 7.8 million shares of our Class A common stock for $147.10 per share, exercisable upon conversion of the 2022 Notes. The Purchased Options relating to the 2022 Notes will expire in 2022, if not exercised earlier.

Warrants
In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants (“Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 3.1 million shares over 60 scheduled trading days beginning in October 2020 and 7.8 million shares over 60 scheduled trading days beginning in January 2023 of our Class A common stock at an exercise price of $107.96 and $213.96 per share, respectively. If the Warrants are not exercised on their exercise dates, they will expire. The Warrants will be net share settled, and the resulting number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over the 60 scheduled trading day period beginning on the first expiration date of the Warrants. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share assuming that we are profitable. The Warrants are separate transactions and are not part of the terms of the Notes or the Purchased Options. The proceeds from the sale of the Warrants are recorded in Additional paid-in capital on the condensed consolidated balance sheets.
During the three months ended October 31, 2020, Warrants related to the 2020 Notes were exercised, and we distributed approximately 0.2 million shares of our Class A common stock to warrant holders utilizing treasury stock. As of October 31, 2020, there were 2.7 million Warrants outstanding related to the 2020 Notes.
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
The Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The financial covenant, based on a quarterly financial test, requires Workday not to exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at the election of Workday for a certain period following an Acquisition (as defined in the Credit Agreement). As of October 31, 2020, we were in compliance with all covenants.
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
As of October 31, 2020, the Term Loan had a carrying value of $739 million, of which $38 million is classified as current and $701 million is classified as noncurrent on the condensed consolidated balance sheet. As of October 31, 2020, the interest rate on the Term Loan was 1.38% and the effective interest rate was 1.92%.
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
As of October 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Contractual interest expense	$4,245	$1,657	$11,675	$4,969
Interest cost related to amortization of debt discount	11,374	13,584	38,993	40,256
Interest cost related to amortization of debt issuance costs	724	882	2,473	2,648
Total interest expense	$16,343	$16,123	$53,141	$47,873
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. As of October 31, 2020, and January 31, 2020, operating lease right-of-use assets were $416 million and $291 million, respectively, and operating lease liabilities were $437 million and $308 million, respectively. We have also entered into finance lease agreements for other property and equipment. As of October 31, 2020, and January 31, 2020, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Operating lease cost	$24,638	$19,735	$67,873	$57,210
Short-term lease cost	3,443	4,135	11,875	11,980
Variable lease cost	4,563	4,042	13,899	12,606
Total operating lease cost	$32,644	$27,912	$93,647	$81,796
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cash paid for operating lease liabilities	$22,765	$19,089	$64,930	$54,597
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	113,219	10,633	183,722	337,654
(1)Prior year activity includes $279 million for operating leases existing on February 1, 2019, and $59 million for operating leases that commenced during the nine months ended October 31, 2019.
Other information related to our operating leases was as follows:

	October 31, 2020	January 31, 2020
Weighted average remaining lease term (in years)	6	6
Weighted average discount rate	1.81%	3.36%

As of October 31, 2020, maturities of operating lease liabilities are as follows (in thousands):

Fiscal Period:
Remainder of 2021	$21,398
2022	94,858
2023	83,040
2024	76,189
2025	65,123
Thereafter	139,056
Total lease payments	479,664
Less imputed interest	(42,212)
Total	$437,452
As of October 31, 2020, we have additional operating leases, primarily for office space and data centers, that have not yet commenced with total undiscounted lease payments of $10 million. These operating leases will commence in the remaining months of fiscal 2021, with lease terms ranging from one to five years.
Related-Party Lease Transactions
We lease certain office space from an affiliate of our Chairman of the Board, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California, under various lease agreements. During the three months ended October 31, 2020, we entered into an agreement with this affiliated party for a fee of $1.5 million, which gives us the option to purchase these leased facilities at a price based on third-party appraisals and negotiation between Workday and the affiliated party. In the event we do not exercise the purchase option, which expires on March 1, 2021, the existing lease agreements will be automatically renewed for four years beyond the current lease end dates at rates determined based on independent third-party evaluations. As of October 31, 2020, we are not reasonably certain that the option to purchase the leased facilities will be exercised. We accounted for this arrangement, which was approved by our Board of Directors, as a lease modification during the three months ended October 31, 2020.
The operating lease right-of-use assets and operating lease liabilities related to these agreements were $139 million and $150 million, respectively, as of October 31, 2020, and $57 million and $70 million, respectively, as of January 31, 2020. The weighted average remaining lease term of these agreements is 8 years. The total rent expense under these agreements was $4 million and $3 million for the three months ended October 31, 2020, and 2019, respectively, and $12 million and $9 million for the nine months ended October 31, 2020, and 2019, respectively.
Note 12. Commitments and Contingencies
Third-Party Hosted Infrastructure Platform-Related Commitments
We have entered into noncancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. As of October 31, 2020, future noncancelable minimum payments under these agreements were approximately $445 million.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of October 31, 2020, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 13. Stockholders’ Equity
Common Stock
As of October 31, 2020, there were 179 million shares of Class A common stock, net of treasury stock, and 60 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). As of October 31, 2020, we had 63 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively, of each year. As of October 31, 2020, 5 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the nine months ended October 31, 2020, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2020	11,914,064	$147.96
RSUs granted	7,963,747	150.76
RSUs vested	(4,630,623)	138.81
RSUs forfeited	(828,949)	147.34
Balance as of October 31, 2020	14,418,239	152.48
As of October 31, 2020, there was a total of $2.0 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2020, 0.6 million shares of performance-based restricted stock units (“PRSUs”) were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2020. During the nine months ended October 31, 2020, we recognized $19 million in compensation cost related to these PRSUs.
Additionally, during fiscal 2021, 0.6 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. We expect to grant additional shares related to this program for employees hired in fiscal 2021. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ended January 31, 2021, and if the individual employee continues to provide service through the vesting date of March 15, 2021. During each of the three and nine months ended October 31, 2020, we recognized $36 million and $55 million in compensation cost related to these PRSUs. A total of $54 million in unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately four months.

Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during the nine months ended October 31, 2020, is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2020	3,435,577	$9.78	$601
Stock options exercised	(1,709,799)	6.32
Stock options canceled	(41,363)	39.22
Balance as of October 31, 2020	1,684,415	12.57	333
Vested and expected to vest as of October 31, 2020	1,679,303	12.50	332
Exercisable as of October 31, 2020	1,521,062	10.33	304
As of October 31, 2020, there was a total of $13 million in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately one year.
Note 14. Unearned Revenue and Performance Obligations
Subscription services revenue of $846 million and $722 million was recognized during the three months ended October 31, 2020, and 2019, respectively, that was included in the unearned revenue balances as of July 31, 2020, and 2019, respectively. Subscription services revenue of $1.90 billion and $1.60 billion was recognized during the nine months ended October 31, 2020, and 2019, respectively, that was included in the unearned revenue balances as of January 31, 2020, and 2019, respectively. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of October 31, 2020, approximately $8.87 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $5.94 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of October 31, 2020, was not material.
Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Interest income	$3,610	$10,803	$16,455	$32,392
Interest expense (1)	(16,370)	(16,205)	(53,211)	(42,279)
Other (2)	3,914	1,266	5,484	12,786
Other income (expense), net	$(8,846)	$(4,136)	$(31,272)	$2,899
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

Note 16. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported an income tax expense of $4 million and an income tax benefit of $1 million for each of the nine-month periods ended October 31, 2020, and 2019, respectively. The income tax expense for the nine months ended October 31, 2020, was primarily attributable to state taxes and income tax expenses in profitable foreign jurisdictions. There were no intra-period tax allocations for the gains from comprehensive income due to the adoption of ASU No. 2019-12 on February 1, 2020. The income tax benefit for the nine months ended October 31, 2019, was primarily attributable to the application of intra-period tax allocation rules for the gains from comprehensive income and the excess tax benefits in certain foreign jurisdictions from share-based compensation, partially offset by state taxes and income tax expenses in profitable foreign jurisdictions.
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
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of October 31, 2020, we continue to maintain a full valuation allowance on our deferred tax assets except in certain jurisdictions.
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
The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(18,199)	$(6,141)	$(83,529)	$(32,200)	$(156,526)	$(54,198)	$(252,634)	$(100,082)
Denominator:
Weighted-average common shares outstanding	178,004	60,055	164,896	63,565	175,071	60,614	161,924	64,147
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.51)	$(0.51)	$(0.89)	$(0.89)	$(1.56)	$(1.56)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows (in thousands):

	As of October 31,
	2020	2019
Outstanding common stock options	1,685	4,009
Unvested RSUs and PRSUs	15,062	13,329
Shares related to the convertible senior notes	7,818	10,876
Shares subject to warrants related to the issuance of convertible senior notes	10,520	10,876
Shares issuable pursuant to the ESPP	463	394
Total	35,548	39,484
Note 18. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
United States	$833,544	$704,263	$2,400,940	$2,009,360
Other countries	272,416	233,837	785,372	641,547
Total	$1,105,960	$938,100	$3,186,312	$2,650,907
No single country other than the United States had revenues greater than 10% of total revenues for the three and nine months ended October 31, 2020, and 2019. No customer individually accounted for more than 10% of our trade and other receivables, net as of October 31, 2020, or January 31, 2020.
Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net, and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	October 31, 2020	January 31, 2020
United States	$1,185,510	$1,064,292
Ireland	133,923	122,619
Other countries	72,724	40,170
Total	$1,392,157	$1,227,081

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
Our operating expenses have increased in absolute dollars in recent periods, primarily due to the significant growth of our employee population. We had approximately 12,400 and 11,800 employees as of October 31, 2020, and 2019, respectively. Excluding the impact of certain COVID-19 factors further described below, we expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues to decrease over the longer term as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs.

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
Impact of the COVID-19 Pandemic
In December 2019, a novel strain of coronavirus disease (“COVID-19”) was reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic (“COVID-19 pandemic”). The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. In response to COVID-19, we have temporarily closed the majority of our global offices, required most of our employees to work remotely, implemented travel restrictions, postponed certain of our customer, industry, implementation partner, analyst, investor, and employee events and converted others to virtual-only experiences. Despite the economic challenges brought on by the COVID-19 pandemic, we are committed to the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy.
During the three months ended October 31, 2020, we achieved solid new subscription bookings results as demand for our products remained strong despite the uncertain environment. Our operating margins for the three months ended October 31, 2020, have been favorably impacted by our revenue growth outpacing headcount growth as well as moderation of operating expenses in response to the COVID-19 pandemic. We do not anticipate the extent of the favorable margin impact experienced for the three months ended October 31, 2020, to continue long-term as we remain committed to investing in our business to drive top line growth and to support our growing base of customers.
Our near-term revenues are relatively predictable as a result of our subscription-based business model. However, if the economic uncertainty remains for a prolonged period, we may experience a further negative impact on new business, customer renewals, sales and marketing efforts, revenue growth rates, customer deployments, customer solvency, product development, or other financial metrics, any of which could harm our business, operating results, and financial condition.
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
Subscription services revenue accounted for 88% and 87% of our total revenues for the three and nine months ended October 31, 2020, respectively, and represented 96% of our total unearned revenue as of October 31, 2020. Subscription services revenue is driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.

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
Results of Operations
Revenues
Our total revenues for the three and nine months ended October 31, 2020, and 2019, were as follows (in thousands, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2020	2019	% Change	2020	2019	% Change
Subscription services	$968,547	$798,516	21%	$2,782,201	$2,256,695	23%
Professional services	137,413	139,584	(2)%	404,111	394,212	3%
Total revenues	$1,105,960	$938,100	18%	$3,186,312	$2,650,907	20%
Total revenues were $1.1 billion for the three months ended October 31, 2020, compared to $938 million during the prior year period, an increase of $168 million, or 18%. Subscription services revenue was $969 million for the three months ended October 31, 2020, compared to $799 million for the prior year period, an increase of $170 million, or 21%. The increase in subscription services revenue was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenue was $137 million for the three months ended October 31, 2020, compared to $140 million for the prior year period, a decrease of $3 million, or 2%, which was primarily due to a decrease in training revenue as a result of the COVID-19 pandemic.

Total revenues were $3.2 billion for the nine months ended October 31, 2020, compared to $2.7 billion during the prior year period, an increase of $0.5 billion, or 20%. Subscription services revenue was $2.8 billion for the nine months ended October 31, 2020, compared to $2.3 billion for the prior year period, an increase of $0.5 billion, or 23%. The increase in subscription services revenue was due primarily to an increased number of customer contracts as compared to the prior year period. Professional services revenue was $404 million for the nine months ended October 31, 2020, compared to $394 million for the prior year period, an increase of $10 million, or 3%. The increase in professional services revenue was due primarily to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Operating Expenses
GAAP operating expenses were $1.1 billion for the three months ended October 31, 2020, compared to $1.0 billion for the prior year period, an increase of $72 million, or 7%. The increase in GAAP operating expenses included an increase of $83 million in employee-related expense driven by higher headcount, partially offset by a decrease of $26 million in reduced travel expenses due to the COVID-19 pandemic.
GAAP operating expenses were $3.4 billion for the nine months ended October 31, 2020, compared to $3.0 billion for the prior year period, an increase of $355 million, or 12%. The increase in GAAP operating expenses included increases of $288 million in employee-related expenses driven by higher headcount, $79 million related to a one-time cash bonus paid to non-executive employees in the first quarter of fiscal 2021 to help accommodate unforeseen costs brought on by the COVID-19 pandemic (“COVID-19 one-time employee bonus”), $38 million in facilities and IT related expenses, and $21 million in third-party expenses for hardware maintenance and data center capacity, partially offset by a decrease of $72 million in reduced travel expenses.
We use the non-GAAP financial measure of non-GAAP operating expenses to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. See “Non-GAAP Financial Measures” below for further information. We believe that non-GAAP operating expenses reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business. We also believe that non-GAAP operating expenses provide useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
Non-GAAP operating expenses are calculated by excluding share-based compensation expenses, and certain other expenses, which consist of employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets.
Non-GAAP operating expenses were $838 million for the three months ended October 31, 2020, compared to $795 million for the prior year period, an increase of $43 million, or 5%. The increase in Non-GAAP operating expenses included an increase of $52 million in employee-related expenses driven by higher headcount, partially offset by a decrease of $26 million in reduced travel expenses due to the COVID-19 pandemic.
Non-GAAP operating expenses were $2.5 billion for the nine months ended October 31, 2020, compared to $2.3 billion for the prior year period, an increase of $247 million, or 11%. The increase in Non-GAAP operating expenses included increases of $171 million in employee-related expenses driven by higher headcount, $79 million related to the COVID-19 one-time employee bonus, $38 million in facilities and IT related expenses, and $21 million in third-party expenses for hardware maintenance and data center capacity, partially offset by a decrease of $72 million in reduced travel expenses.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended October 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$152,396	$(16,767)	$(7,811)	$127,818
Costs of professional services	142,785	(27,349)	(824)	114,612
Product development	419,962	(128,423)	(4,006)	287,533
Sales and marketing	302,870	(54,077)	(8,352)	240,441
General and administrative	102,024	(33,216)	(1,355)	67,453
Total costs and expenses	$1,120,037	$(259,832)	$(22,348)	$837,857

	Three Months Ended October 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$122,305	$(13,634)	$(7,593)	$101,078
Costs of professional services	148,625	(22,249)	(569)	125,807
Product development	401,742	(118,215)	(4,420)	279,107
Sales and marketing	286,794	(47,142)	(7,820)	231,832
General and administrative	88,884	(29,762)	(1,453)	57,669
Total costs and expenses	$1,048,350	$(231,002)	$(21,855)	$795,493

	Nine Months Ended October 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$442,666	$(45,484)	$(26,298)	$370,884
Costs of professional services	442,422	(74,467)	(4,843)	363,112
Product development	1,282,127	(378,950)	(20,710)	882,467
Sales and marketing	897,924	(150,881)	(26,841)	720,202
General and administrative	296,461	(97,958)	(5,111)	193,392
Total costs and expenses	$3,361,600	$(747,740)	$(83,803)	$2,530,057

	Nine Months Ended October 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$355,935	$(36,050)	$(31,992)	$287,893
Costs of professional services	424,548	(57,390)	(5,261)	361,897
Product development	1,127,695	(315,210)	(23,431)	789,054
Sales and marketing	839,930	(128,686)	(31,103)	680,141
General and administrative	258,932	(88,122)	(6,772)	164,038
Total costs and expenses	$3,007,040	$(625,458)	$(98,559)	$2,283,023
(1)Share-based compensation expenses were $260 million and $231 million for the three months ended October 31, 2020, and 2019, respectively, and $748 million and $625 million for the nine months ended October 31, 2020, and 2019, respectively. The increase in share-based compensation expenses includes the impact of restricted stock units (“RSUs”) granted to existing and new employees.
(2)Other operating expenses include employer payroll tax-related items on employee stock transactions of $8 million and $6 million for the three months ended October 31, 2020, and 2019, respectively, and $38 million and $44 million for the nine months ended October 31, 2020, and 2019, respectively. In addition, other operating expenses include amortization of acquisition-related intangible assets of $14 million and $16 million for the three months ended October 31, 2020, and 2019, respectively and $46 million and $55 million for the nine months ended October 31, 2020, and 2019, respectively.
(3)See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $152 million for the three months ended October 31, 2020, compared to $122 million for the prior year period, an increase of $30 million, or 25%. The increase in costs of subscription services included increases of $8 million in employee-related expenses driven by higher headcount, $6 million in depreciation expenses related to equipment in our data centers, and $6 million in third-party expenses for hardware maintenance and data center capacity.
GAAP operating expenses in costs of subscription services were $443 million for the nine months ended October 31, 2020, compared to $356 million for the prior year period, an increase of $87 million, or 24%. The increase in costs of subscription services included increases of $23 million in employee-related expenses driven by higher headcount, $18 million in depreciation expense related to equipment in our data centers, $17 million in third-party expenses for hardware maintenance and data center capacity, and $5 million related to the COVID-19 one-time employee bonus.

Non-GAAP operating expenses in costs of subscription services were $128 million for the three months ended October 31, 2020, compared to $101 million for the prior year period, an increase of $27 million, or 26%. The increase in costs of subscription services included increases of $6 million in depreciation expenses related to equipment in our data centers, $6 million in third-party expenses for hardware maintenance and data center capacity, and $5 million in employee-related expenses driven by higher headcount.
Non-GAAP operating expenses in costs of subscription services were $371 million for the nine months ended October 31, 2020, compared to $288 million for the prior year period, an increase of $83 million, or 29%. The increase in costs of subscription services included increases of $18 million in depreciation expense related to equipment in our data centers, $17 million in third-party expenses for hardware maintenance and data center capacity, $14 million in employee-related expenses driven by higher headcount, and $5 million related to the COVID-19 one-time employee bonus.
We expect that GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our data center capacity and operations.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $143 million for the three months ended October 31, 2020, compared to $149 million for the prior year period, a decrease of $6 million, or 4%. The decrease in costs of professional services included $4 million in reduced travel expenses due to the COVID-19 pandemic and $4 million in reduced subcontractor expenses.
GAAP operating expenses in costs of professional services were $442 million for the nine months ended October 31, 2020, compared to $425 million for the prior year period, an increase of $17 million, or 4%. The increase in costs of professional services included increases of $21 million in employee-related expenses driven by higher headcount and $12 million related to the COVID-19 one-time employee bonus, partially offset by a decrease of $13 million in reduced travel expenses.
Non-GAAP operating expenses in costs of professional services were $115 million for the three months ended October 31, 2020, compared to $126 million for the prior year period, a decrease of $11 million, or 9%. The decrease in costs of professional services included decreases of $4 million in reduced travel expenses due to the COVID-19 pandemic and $4 million in reduced subcontractor expenses.
Non-GAAP operating expenses in costs of professional services were $363 million for the nine months ended October 31, 2020, compared to $362 million for the prior year period, an increase of $1 million, or 0.3%. The increase in costs of professional services included increases of $12 million related to the COVID-19 one-time employee bonus, and $5 million in employee-related expenses driven by higher headcount, partially offset by a decrease of $13 million in reduced travel expenses.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.
Product Development
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in product development were $420 million for the three months ended October 31, 2020, compared to $402 million for the prior year period, an increase of $18 million, or 5%. The increase in product development expenses included an increase of $22 million in employee-related expenses driven by higher headcount, partially offset by a decrease of $5 million in reduced travel expenses due to the COVID-19 pandemic.
GAAP operating expenses in product development were $1.3 billion for the nine months ended October 31, 2020, compared to $1.1 billion for the prior year period, an increase of $154 million, or 14%. The increase in product development included increases of $119 million in employee-related expenses driven by higher headcount and $31 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in product development were $288 million for the three months ended October 31, 2020, compared to $279 million for the prior year period, an increase of $9 million, or 3%. The increase in product development expenses included an increase of $12 million in employee-related expenses driven by higher headcount, partially offset by a decrease of $5 million in reduced travel expenses.

Non-GAAP operating expenses in product development were $882 million for the nine months ended October 31, 2020, compared to $789 million for the prior year period, an increase of $93 million, or 12%. The increase in product development expenses included increases of $57 million in employee-related expenses driven by higher headcount and $31 million related to the COVID-19 one-time employee bonus.
We expect that GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $303 million for the three months ended October 31, 2020, compared to $287 million for the prior year period, an increase of $16 million, or 6%. The increase in sales and marketing expenses included increases of $25 million in employee-related expenses driven by higher headcount and $4 million related to marketing and event spending, partially offset by a decrease of $15 million in reduced travel expenses due to the COVID-19 pandemic.
GAAP operating expenses in sales and marketing were $898 million for the nine months ended October 31, 2020, compared to $840 million for the prior year period, an increase of $58 million, or 7%. The increase in sales and marketing expenses included increases of $66 million in employee-related expenses driven by higher headcount and $25 million related to the COVID-19 one-time employee bonus, partially offset by a decrease of $40 million in reduced travel expenses.
Non-GAAP operating expenses in sales and marketing were $240 million for the three months ended October 31, 2020, compared to $232 million for the prior year period, an increase of $8 million, or 4%. The increase in sales and marketing expenses included increases of $16 million in employee-related expenses driven by higher headcount and $4 million related to marketing and event spending, partially offset by a decrease of $15 million in reduced travel expenses.
Non-GAAP operating expenses in sales and marketing were $720 million for the nine months ended October 31, 2020, compared to $680 million for the prior year period, an increase of $40 million, or 6%. The increase in sales and marketing expenses included increases of $45 million in employee-related expenses driven by higher headcount and $25 million related to the COVID-19 one-time employee bonus, partially offset by a decrease of $40 million in reduced travel expenses.
We expect that GAAP and non-GAAP sales and marketing expenses will increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $102 million for the three months ended October 31, 2020, compared to $89 million for the prior year period, an increase of $13 million, or 15%. The increase in general and administrative expenses included increases of $10 million in employee-related expenses driven by higher headcount and $8 million in charitable donations, partially offset by moderation of operating expenses due to the COVID-19 pandemic.
GAAP operating expenses in general and administrative were $296 million for the nine months ended October 31, 2020, compared to $259 million for the prior year period, an increase of $37 million, or 14%. The increase in general and administrative expenses included increases of $26 million in employee-related expenses driven by higher headcount, $12 million in charitable donations, and $6 million related to the COVID-19 one-time employee bonus, partially offset by a decrease of $5 million in reduced travel expenses.
Non-GAAP operating expenses in general and administrative were $67 million for the three months ended October 31, 2020, compared to $58 million for the prior year period, an increase of $9 million, or 17%. The increase in general and administrative expenses included increases of $8 million in charitable donations, and $7 million in employee-related expenses driven by higher headcount, partially offset by moderation of operating expenses.
Non-GAAP operating expenses in general and administrative were $193 million for the nine months ended October 31, 2020, compared to $164 million for the prior year period, an increase of $29 million, or 18%. The increase in general and administrative expenses included increases of $18 million in employee-related expenses driven by higher headcount, $12 million in charitable donations, and $6 million related to the COVID-19 one-time employee bonus, partially offset by a decrease of $5 million in reduced travel expenses.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.

Operating Margins
GAAP operating margins improved from (11.8)% for the three months ended October 31, 2019, to (1.3)% for the three months ended October 31, 2020. Our GAAP operating margins for the three months ended October 31, 2020, have been favorably impacted by our revenue growth outpacing headcount growth as well as moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel.
GAAP operating margins improved from (13.4)% for the nine months ended October 31, 2019, to (5.5)% for the nine months ended October 31, 2020. Our GAAP operating margins for the nine months ended October 31, 2020, have been favorably impacted by our revenue growth outpacing headcount growth as well as moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel and marketing and event spending.
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
Non-GAAP operating margins improved from 15.2% for the three months ended October 31, 2019, to 24.2% for the three months ended October 31, 2020. Our non-GAAP operating margins for the three months ended October 31, 2020, have been favorably impacted by our revenue growth outpacing headcount growth as well as moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel.
Non-GAAP operating margins improved from 13.9% for the nine months ended October 31, 2019, to 20.6% for the nine months ended October 31, 2020. Our non-GAAP operating margins for the nine months ended October 31, 2020, have been favorably impacted by our revenue growth outpacing headcount growth as well as moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel and marketing and event spending.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended October 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(1.3)%	23.5%	2.0%	24.2%

	Three Months Ended October 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(11.8)%	24.6%	2.4%	15.2%

	Nine Months Ended October 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(5.5)%	23.5%	2.6%	20.6%

	Nine Months Ended October 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(13.4)%	23.6%	3.7%	13.9%
(1)See “Non-GAAP Financial Measures” below for further information.

Other Income (Expense), Net
Other expense, net was $9 million for the three months ended October 31, 2020, as compared to other expense, net of $4 million for the prior year period. The increase in other expense, net included a $7 million reduction in interest income on marketable securities as a result of lower prevailing interest rates during the three months ended October 31, 2020, partially offset by a $4 million unrealized gain on an equity investment.
Other expense, net was $31 million for the nine months ended October 31, 2020, as compared to other income, net of $3 million for the prior year period. During the nine months ended October 31, 2020, there was a $16 million decrease in interest income on marketable securities as a result of lower prevailing interest rates. Additionally, during the nine months ended October 31, 2019, there was a gain from the sale of a marketable equity investment of $7 million and capitalized interest costs of $6 million, which reduced interest expense.
Liquidity and Capital Resources
As of October 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.9 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds.
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
The 2022 Notes are convertible at the option of the holders during the fourth quarter of fiscal 2021, since the trigger for early conversion was met. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2022 Notes for more than 20 trading days during the 30 consecutive trading days ended October 31, 2020. The 2022 Notes were reclassified to current liabilities on the condensed consolidated balance sheet as of October 31, 2020. From November 1, 2020, through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material.
We have financed our operations primarily through customer payments, issuance of debt, and sales of equity securities. Our long-term future capital requirements depend on many factors, including customer growth rates, subscription renewal activity, timing and extent of development efforts, expansion of sales and marketing activities, introduction of new and enhanced services offerings, timing of construction or acquisition of additional facilities, investments, and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We also may choose to seek additional debt or equity financing.
Our cash flows for the three and nine months ended October 31, 2020, and 2019, were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net cash provided by (used in):
Operating activities	$293,802	$258,002	$714,695	$567,484
Investing activities	(462,666)	32,559	(942,651)	(355,541)
Financing activities	(5,906)	1,602	564,205	62,915
Effect of exchange rate changes	40	48	546	(204)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(174,730)	$292,211	$336,795	$274,654
Operating Activities
Cash provided by operating activities was $294 million and $258 million for the three months ended October 31, 2020, and 2019, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and related cash collections, and moderation of operating expenses in response to the COVID-19 pandemic, partially offset by higher cash operating expenses driven by increased headcount.

Cash provided by operating activities was $715 million and $567 million for the nine months ended October 31, 2020, and 2019, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and related cash collections, and moderation of operating expenses in response to the COVID-19 pandemic, partially offset by higher cash operating expenses driven by increased headcount and the COVID-19 one-time employee bonus.
We expect our business to continue to generate sufficient operating cash flows; however, if the COVID-19 pandemic worsens or is prolonged, our customers may continue to request payment timing concessions, which could materially impact the timing and predictability of our operating cash flows in any given period.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2020, was $463 million, which was primarily due to a net cash outflow related to purchases and maturities of marketable securities of $379 million and capital expenditures for data center and office space projects of $78 million.
Cash provided by investing activities for the three months ended October 31, 2019, was $33 million, which was primarily due to a net cash inflow related to purchases and maturities of marketable securities of $119 million, partially offset by capital expenditures for data center and office space projects of $55 million, capital expenditures related to owned real estate projects of $22 million, and purchases of non-marketable equity and other investments of $10 million.
Cash used in investing activities for the nine months ended October 31, 2020, was $943 million, which was primarily due to a net cash outflow related to purchases and maturities of marketable securities of $681 million, capital expenditures for data center and office space projects of $205 million, and purchases of non-marketable equity and other investments of $63 million.
Cash used in investing activities for the nine months ended October 31, 2019, was $356 million, which was primarily the result of capital expenditures for data center and office space projects of $196 million, capital expenditures related to owned real estate projects of $96 million, purchases of non-marketable equity and other investments of $17 million, net cash outflows related to purchases net of maturities of marketable securities of $89 million, and acquisition activity of $13 million. These payments were partially offset by proceeds of $55 million from sales of marketable securities.
We expect capital expenditures, excluding owned real estate projects, will be approximately $280 million for fiscal 2021. These capital outlays will largely be used to expand the infrastructure of our data centers. We do not expect to make additional investments in owned real estate projects during fiscal 2021.
Financing Activities
Cash used in financing activities was $6 million for the three months ended October 31, 2020, which was primarily due to a payment on the Term Loan of $9 million, partially offset by proceeds of $4 million from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $2 million for the three months ended October 31, 2019, which was primarily due to proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $564 million for the nine months ended October 31, 2020, which was primarily due to proceeds of $748 million from borrowing on the Term Loan and $78 million from the issuance of common stock from employee equity plans, partially offset by the principal payment of $250 million in connection with the conversion of the 2020 Notes.
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
See “Results of Operations—Operating Expenses and Results of Operations—Operating Margins” for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three and nine months ended October 31, 2020, and 2019.
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

Convertible Senior Notes
In June 2013, we completed an offering of $250 million of 1.50% convertible senior notes due July 15, 2020, which were subsequently converted during the second quarter of fiscal 2021. In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes”). We are not required to make principal payments under the 2022 Notes prior to maturity. If the 2022 Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $1.15 billion in principal on October 1, 2022. The 2022 Notes are convertible at the option of the holders during the fourth quarter of fiscal 2021. From November 1, 2020, through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material. We may receive additional conversion request that require settlement in the fourth quarter of fiscal 2021. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table summarizes our contractual cash obligations under the Credit Agreement as of October 31, 2020, and assumes interest rates consistent with those in effect for our Term Loan as of October 31, 2020. There were no outstanding borrowings as of October 31, 2020, under the Revolving Credit Facility.

	Payments Due by Period
	(in thousands)
	Total	Remainder of Fiscal 2021	Fiscal 2022 - Fiscal 2023	Fiscal 2024 - Fiscal 2025	Thereafter
Term Loan	$740,625	$9,375	$112,500	$150,000	$468,750
Interest obligation on Term Loan	40,047	3,486	19,410	15,546	1,605
Total	$780,672	$12,861	$131,910	$165,546	$470,355
Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment with various expiration dates. These lease agreements often provide us with an option to renew.
Third-Party Hosted Infrastructure Platforms for Business Operations
We have entered into noncancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. As of October 31, 2020, future noncancelable minimum payments under these agreements were approximately $445 million.
Data Center Equipment
As of October 31, 2020, we have entered into noncancelable agreements to purchase $79 million of data center equipment during the remainder of fiscal 2021.
Off-Balance Sheet Arrangements
Through October 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require further updates to our estimates or judgments or require us to further revise the carrying value of our assets or liabilities as of October 31, 2020. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
During the nine months ended October 31, 2020, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The ongoing COVID-19 pandemic has resulted in negative impacts on global economies and financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts of the COVID-19 pandemic on our business, operating results, and financial condition, see “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of October 31, 2020, our most significant currency exposures were the euro, Canadian dollar, British pound, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $2.9 billion and $1.9 billion as of October 31, 2020, and January 31, 2020, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100 basis points in interest rates would have resulted in a $10 million and $7 million market value reduction in our investment portfolio as of October 31, 2020, and January 31, 2020, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Interest Rate Risk on our Debt
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. The 2022 Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the 2022 Notes. However, the value of the 2022 Notes is exposed to interest rate risk. Generally, the fair value of the 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2022 Notes is affected by our stock price. The carrying value of the 2022 Notes was $1.1 billion as of October 31, 2020. The carrying value represents the liability component of the principal balance of the 2022 Notes as of October 31, 2020. The estimated fair value of the 2022 Notes was $1.7 billion as of October 31, 2020. The estimated fair value was determined based on the quoted bid price of the 2022 Notes in an over-the-counter market as of the last trading day of the current fiscal quarter, which was $150.67.
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
As of October 31, 2020, the Term Loan had a carrying value of $739 million, and there were no outstanding borrowings under the Revolving Credit Facility. The interest rate on the Term Loan was 1.38% as of October 31, 2020.

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
Summary of Risk Factors
The below summary risks provide an overview of the material risks we are exposed to in the normal course of our business activities. The below summary risks do not contain all of the information that may be important to you, and you should read the summary risks below together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks beyond those summarized below or discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted, as we may conduct them in the future, or in the markets in which we currently operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including those associated with the following:
•the ongoing COVID-19 pandemic, the resulting global economic volatility, and measures taken in response to the pandemic may materially and adversely affect our business, operating results, financial condition, and earnings guidance that we may issue from time to time;
•if our security measures are breached or unauthorized access to customer or user data is otherwise obtained, our applications may be perceived as not being secure, customers and end users may reduce the use of or stop using our applications, and we may incur significant liabilities;
•if we fail to properly manage our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties, experience service outages or delays in the deployment of our applications, or our applications fail to perform properly, we may be subject to liabilities and our reputation and operating results may be adversely affected;
•privacy concerns and domestic or foreign laws and regulations may reduce the effectiveness of our applications, result in significant costs and compliance challenges, and adversely affect our business and operating results;
•the markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected;
•our quarterly results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control, and such fluctuations and related impacts to any earnings guidance we may issue from time to time, or any modification or withdrawal thereof, may negatively impact the value of our securities;
•if we are not able to realize a return on our current development efforts or offer new features, enhancements, and modifications to our products and services, our business and operating results could be adversely affected; additionally, if we are not able to realize a return on the investments we have made toward entering new markets and new lines of business, including as a result of unfavorable laws, regulations, interpretive positions, or standards governing new and evolving technologies we incorporate into our products and services, our business and operating results could be adversely affected;
•if we are unable to establish or maintain our strategic relationships with third parties, or fail to successfully integrate our applications with a variety of third-party technologies, our ability to compete or grow our revenues may be impaired and our operating results may suffer;
•we have acquired, and may in the future acquire, other companies, employee teams, or technologies, which could divert our management's attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results;
•if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges;
•we may lose key employees or be unable to attract, train and retain highly-skilled employees, which may adversely affect our business and future growth prospects;
•if we cannot maintain our corporate culture, we may lose the innovation, teamwork, and passion that we believe contributes to our success, and our business may be harmed;

•because we encounter long sales cycles when selling to large customers and we recognize subscription services revenue over the term of the contract, downturns or upturns in new sales will not be immediately reflected in our operating results and it may be difficult to predict a negative impact on our operating and financial results; additionally, our ability to predict the rate of customer subscription renewals or adoptions is limited;
•our business could be adversely affected if our users are not satisfied with the deployment, training, and support services provided by us and our partners, and such dissatisfaction could damage our ability to expand the applications subscribed to by our current customers and negatively impact our ability to compete for new business;
•sales to customers outside the United States or with international operations expose us to risks inherent in global operations;
•we have a history of cumulative net losses and we may not be profitable on a GAAP basis for the foreseeable future;
•any failure to protect our intellectual property rights domestically and internationally could impair our ability to protect our proprietary technology and our brand; additionally, we may be sued by third parties for alleged infringement of their proprietary rights or in connection with our use of open source software;
•risks related to government contracts and related procurement regulations, including risks of fines and termination of such contracts by the government at any time, may adversely impact our business and operating results;
•the dual class structure of our common stock has the effect of concentrating voting control with our Chairman and co-CEO, and also with other executive officers, directors, and affiliates, which gives our Chairman and co-CEO and other members of management control over key decisions and limits or precludes the ability of non-affiliates to influence corporate matters;
•our substantial indebtedness may adversely affect our financial condition and operating results;
•the convertible note hedge and warrant transactions may affect the value of our Class A common stock;
•Delaware law and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock; and
•the exclusive forum provision in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.
Risk Factors Related to Our Business
The extent to which the ongoing COVID-19 pandemic, the resulting global economic volatility, and measures taken in response to the pandemic will continue to impact our business, operating results, and financial condition will depend on future developments, which are highly uncertain and difficult to predict.
The COVID-19 pandemic has disrupted the flow of the economy and put unprecedented strains on governments, healthcare systems, educational institutions, businesses, and individuals around the world. The impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the impact on the global economic markets, which will be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic as well as the effectiveness of those actions. As a result of the COVID-19 pandemic, the trading prices for our Class A common stock and the stock of other technology companies have been highly volatile, and such volatility may continue for the duration of and possibly beyond the COVID-19 pandemic. Any sustained adverse impacts from the continued spread of COVID-19 could materially and adversely affect our business, operating results, financial condition, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.
In response to COVID-19, as many other companies have done, we have temporarily closed the majority of our global offices, required most of our employees to continue to work remotely, implemented travel restrictions, postponed or cancelled certain of our customer, industry, implementation partner, analyst, investor, and employee events, and converted other events to virtual-only experiences. These precautionary measures that have been adopted, particularly if the COVID-19 pandemic worsens or is prolonged, could have increasingly negative effects on our sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, operating results, and financial condition in any given period. We may also continue to experience impacts to productivity and other operational and business impacts if our employees, executives, or their family members experience health issues, or if there are continued delays in our hiring and onboarding of new employees. The COVID-19 pandemic could also impact our data center and computing infrastructure operations, including potential disruptions to, among other things, the supply chain required to maintain these systems, construction projects designed to expand our data center capacity, and primary vendors who provide critical products and services.

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
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, customers, and suppliers, as well as financial, accounting, and payroll data and other sensitive business and personal information. As a result, unauthorized access, acquisition, use, or destruction of this data, or unavailability of data, could expose us to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer, consumer, and partner confidence in the security of our applications, destruction of information, indemnity obligations, impairment to our business, and resulting fees, costs, expenses, loss of revenues, and other potential liabilities. We devote significant financial and personnel resources to implement and maintain security measures. While we have security measures in place that are designed to protect against these risks, preserve the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches, our security measures may be compromised as a result of intentional misconduct, including by computer hackers, employees, contractors, or vendors, as well as software bugs, human error, technical malfunctions, or other malfeasance.
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
We host our applications and serve our customers from data centers located in the United States, Canada, Europe, and Asia. While we control and have access to our servers and all of the components of our network that are located in these data centers, we do not control certain aspects of these facilities, including their operation and security. The owners of these data center facilities have limited or no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if any of these data center operators are acquired or cease to do business, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and experience possible service interruptions in connection with doing so.
In addition, we also rely upon third-party hosted infrastructure partners globally, including Amazon Web Services (“AWS”), Dimension Data, Microsoft Azure, and Google Public Cloud to serve customers and operate certain aspects of our services, such as environments for development testing, training, sales demonstrations, and production usage. Any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.
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
Furthermore, our financial management application is essential to Workday’s and our customers’ financial projections, reporting, and compliance programs, particularly customers who are public reporting companies. Any interruption in our service may affect the availability, accuracy, or timeliness of such projections, reporting and compliance programs and as a result could damage our reputation, cause our customers to terminate their use of our applications, require us to issue refunds for prepaid and unused subscription services, require us to compensate our customers for certain losses, and prevent us from gaining additional business from current or future customers as well as impact our ability to accurately and timely meet our reporting and other compliance obligations. In addition, because we use Workday's financial management application, any problems that we experience with financial reporting and compliance could be negatively perceived by prospective or current customers, and negatively impact demand for our applications.
Privacy concerns and domestic or foreign laws and regulations may reduce the effectiveness of our applications, result in significant costs and compliance challenges, and adversely affect our business and operating results.
Our customers can use our applications to collect, use, and store personal or identifying information regarding a variety of individuals in connection with their operations, including but not limited to their employees, contractors, students, job applicants, customers, and suppliers. Additionally, individuals using our WayToTM by Workday application may store, manage, and share with certain organizations credentials such as employment history, education, skills, and compensation information. National, state and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, transfer, processing, protection, and disclosure of personal information obtained from consumers and individuals, which could impact our ability to offer our services in certain jurisdictions or our customers’ ability to deploy our solutions globally. We may also be required to develop features, enhancements, or modifications to our products to support our customers’ evolving compliance obligations. This may require us to divert development and other resources from other areas, incur significant expenditures, or, if we are unsuccessful in delivering these features, enhancements, or modifications, result in monetary damages, loss of revenue or customers, reputational harm, or other adverse impacts to our business.

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
Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Workday and our customers. In 2016, the European Union (“EU”) adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR established new requirements applicable to the handling of personal data and imposes penalties for non-compliance of the greater of €20 million or 4% of worldwide revenue. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR. If we are unable to provide adequate assurances to such customers, demand for our applications could be adversely affected. In addition, we must continue to seek assurances from our subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR. In addition, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in the recent California election in November 2020. The CCPA and CPRA give California consumers certain rights similar to those provided by the GDPR, and customers and other users may seek similar assurances from suppliers regarding compliance. Moreover, there are a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business.
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
The costs of compliance with, and other burdens imposed by, privacy laws and regulations that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use, and transmit demographic and personal data, which in turn could limit the use, effectiveness, and adoption of our applications and reduce overall demand. In addition, the other bases on which we and our customers rely for the transfer of data, such as model contracts, continue to be subjected to regulatory and judicial scrutiny. In July 2020, the Court of Justice of the European Union invalidated the Privacy Shield framework for data transferred from the European Economic Area to the United States. While the same court upheld the use of Standard Contractual Clauses (“SCCs”), which we offer to our customers to enable data transfers, the decision has led to some uncertainty regarding the use of SCCs as the mechanism for data transfers to the United States and the court made clear that reliance on SCCs alone may not necessarily be sufficient in all circumstances. Use of SCCs must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country. In November 2020, the European Data Protection Board issued recommendations, which may impose higher burdens on the use of SCCs for cross-border data transfers, including transfers to cloud service providers, and create challenging technical issues. To comply with these recommendations, we may need to implement additional contractual and technical safeguards for any personal data transferred out of the European Economic Area, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. At the same time in November 2020, the European Commission released a draft of revised standard contractual clauses. If adopted, these could make aspects of contracting around cross-border transfers easier, particularly in relation to use of subprocessors. Ultimately, if we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our applications, require us to restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
The markets for financial management and HCM applications are highly competitive, with relatively low barriers to entry for some applications or services. Our primary competitors are Oracle and SAP, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. Oracle and SAP are larger and have greater name recognition, significantly longer operating histories, larger marketing budgets, and significantly greater resources than we do. These vendors, as well as other competitors, could offer financial management and HCM applications on a standalone basis at a low price or bundled as part of a larger sale. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances, and organic development. We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based solutions. These vendors include, without limitation: UKG Inc. (formerly The Ultimate Software Group, Inc.), Automatic Data Processing, Inc., Infor, Inc., Ceridian HCM Holding Inc., Microsoft Corporation, Anaplan, Inc., and Coupa Software Inc. In addition, other cloud companies that provide services in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. As the market matures and as existing and new market participants introduce new types of technologies and different approaches that enable organizations to address their human capital management and financial needs, we expect this competition to intensify in the future.
Many of our competitors are able to devote greater resources to the development, promotion, and sale of their products and services. This may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. Furthermore, our current or potential competitors may be acquired by, or merge with, third parties with greater available resources and the ability to initiate or withstand substantial price competition, such as the merger between Kronos Incorporated and The Ultimate Software Group, Inc.. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, system integrators, and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. If our competitors’ products, services, or technologies become more accepted than our products, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, our competitors may offer their products and services at a lower price, or, particularly during the ongoing COVID-19 pandemic, may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business and operating results.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly operating results, including the levels of our revenues, operating margin, profitability, cash flow, unearned revenue, and remaining subscription services revenue performance obligations, which we also refer to as backlog, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. As discussed above, the extent to which the ongoing COVID-19 pandemic, the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our operating results will depend on future developments, which are highly uncertain and difficult to predict. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities. For example, beginning in March 2020, we began experiencing and continue to experience unfavorable impacts to our new subscription bookings, causing us to reduce our fiscal 2021 subscription revenue outlook. Additionally, as we typically sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year, we may experience a greater impact on our business and quarterly results due to the prolonged uncertainty.
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
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. Furthermore, the COVID-19 pandemic could have an impact on our plans to offer certain new features, enhancements, and modifications of our applications in a timely manner, particularly if we experience impacts to productivity due to our employees or their family members experiencing health issues, if our employees continue to work remotely for extended periods, or if there are continuing delays in our hiring and onboarding of new employees. If we are unable to provide new features, enhancements, and modifications in a timely and cost-effective manner that achieve market acceptance or that keep pace with rapid technological developments and changing regulatory landscapes, our business and operating results could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to improve their utility to larger customers with complex, dynamic, and global operations, or we may be required to develop new features, enhancements, or modifications to our products to support our customers’ evolving compliance obligations. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to development resources and the technologies required to build and improve our applications, such as the datasets required to train our machine learning models. As a result, we may not be successful in developing these new features, enhancements, modifications, and applications, and bringing them to market timely, if at all. Failure in this regard may significantly impair our revenue growth by negatively impacting our customer renewal rates or our ability to attract new customers.
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

To the extent that our applications depend upon the successful integration and operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software, as well as cybersecurity threats or attacks related to such software, could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications, result in increased costs, and injure our reputation. Furthermore, software may not continue to be available to us on commercially reasonable terms. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Integration of new software into our applications may require significant work and require substantial investment of our time and resources.
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
The ongoing COVID-19 pandemic and related precautionary measures we and other companies are taking are impacting our sales activity. For example, like many other companies, including our customers and prospects, our employees are continuing to work remotely, and we have limited all non-essential business travel. Restrictions on travel and in-person meetings have and could continue to interrupt our sales activity, and we cannot predict whether, for how long, or the extent to which the COVID-19 pandemic may continue to have an impact. Our salesforce has historically met with our customers and potential customers face-to-face when selling our solutions, and while the majority of our deployment activities are completed remotely, many of our customers may prefer to have certain deployment activities such as project kick-off and go-live activities completed on-site. Furthermore, because our future revenue growth relies, in large part, on new customer acquisition, any inability of our salesforce to establish relationships with potential customers during the current environment, as well as prospects deferring buying decisions due to the economic uncertainty, is likely to have a negative impact on our future revenue growth and other financial measures. Our typical sales cycles are six to twelve months but can extend for eighteen months or more, including as a result of the ongoing COVID-19 pandemic, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, including those caused by the ongoing COVID-19 pandemic, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenue. In addition, a majority of our costs are expensed as incurred, while revenue is recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription services revenue from new customers generally is recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers during the COVID-19 pandemic, or customer insolvencies resulting from severe economic hardship during the COVID-19 pandemic, could have an impact on our subscription services revenue in any given period. Although we have downside protection in our customer agreements in the form of base minimums, should there be any prolonged decrease in our customers’ headcounts, we could experience reduced subscription services revenue upon renewal or potentially outside of the renewal period, which could materially impact our business and operating results in any given period.
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

Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of deployment services for our customers. The work performed by us or these third parties that we rely on, including any work related to the on-site components of deployment services requested by a customer, might be adversely impacted directly or indirectly by the ongoing COVID-19 pandemic, including as a result of restrictions in accessing customer sites. Additionally, if our customers’ personnel are unable to participate in deployment activities as a direct or indirect result of the ongoing COVID-19 pandemic, this could result in delays in customer go-live dates for our applications. If customers are not satisfied with the quality and timing of work performed by us or a third party or with the type of professional services or applications delivered, or if we or a third party have not fully delivered on certain commitments made to our customers, then we could incur additional costs to address the situation, the revenue recognition of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. We must also align our product development and professional services operations in order to ensure that customers’ evolving needs are met. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers both domestic and abroad.
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
As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. From time to time, we may also change our pricing structure, which could adversely impact demand for our products. Moreover, large customers, which are a primary focus of our sales efforts, have and may continue to request greater price concessions and delayed payment terms. As a result of the COVID-19 pandemic, some of our existing and potential customers have, and may continue to defer purchasing decisions, request price concessions and delayed payment terms, and request other terms and conditions, especially if the COVID-19 pandemic worsens or is prolonged. As a result, in the future we may be required to reduce our prices or accept onerous terms and conditions, including delayed payment terms, which could adversely affect our revenues, profitability, financial position, and cash flows in any given period.
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
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. Moreover, the ongoing COVID-19 pandemic has made it more difficult to develop and maintain positive awareness of our brand. For example, we did not hold our two largest annual customer conferences for fiscal year 2021, Workday Rising and Workday Rising Europe. We also transitioned Adaptive Live, our customer experience for Workday Adaptive Planning customers as well as our global event series, Workday Elevate, from in-person to digital event experiences. In addition, we have and may continue to delay certain corporate advertising programs. These precautionary measures that have been adopted, particularly if extended for prolonged periods, could have increasingly negative effects on our ability to develop and maintain widespread positive awareness of our brand, which could harm our business, operating results, and financial condition. In addition, positions we take on social and ethical issues from time to time may impact our brand, reputation, or ability to attract or retain customers.
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
Some of our products and services, such as Workday’s People Experience and Talent Optimization product suites, currently utilize or will utilize new and evolving technologies such as machine learning, artificial intelligence, and blockchain. While existing laws and regulations may apply to these types of technologies, the overall regulatory environment governing these types of technologies is still currently undeveloped and likely to evolve as government interest in these technologies increases. Regulation of these technologies, as well as other technologies that we utilize in our products and services, also varies greatly among international, federal, state, and local jurisdictions and is subject to significant uncertainty. Governments and agencies domestic and abroad may in the future change or amend existing laws, or adopt new laws, regulations, or guidance, or take other actions which may severely impact the permitted uses of our technologies. Any failure by us to comply with applicable laws, regulations, guidance, or other rules could result in costly litigation, penalties, or fines. In addition, these regulations and any related enforcement actions could establish and further expand our obligations to customers, individuals, and other third parties with respect to our products and services, limit the countries in which such products and services may be used, restrict the way we structure and operate our business, require us to divert development and other resources, and reduce the types of customers and individuals who can use our products and services. Increased regulation and oversight of products or services which utilize or rely on these technologies may result in costly compliance burdens or otherwise increase our operating costs, detrimentally affecting our business. These new technologies could subject us to additional litigation brought by private parties, which could be costly, time-consuming, and distracting to management and could result in substantial expenses and losses.
In addition, as with many innovations, machine learning and artificial intelligence present additional risks and challenges that could affect their adoption and therefore our business. For example, the development of machine learning and artificial intelligence present emerging ethical issues, and if we enable or offer solutions on this front that are controversial, due to their impact, or perceived impact, on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm, or legal liability. Also, our positions on social and ethical issues may impact our ability to attract or retain customers and other users. In particular, our brand and reputation are associated with our public commitments to sustainability, equality, inclusivity, accessibility, and ethical use, and any perceived changes in our dedication to these commitments could impact our relationships with potential and current customers and other users.
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
As of October 31, 2020, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2022, and 2041. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

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
As of October 31, 2020, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 50 million shares of Class B common stock and 0.2 million shares of Class A common stock. As of October 31, 2020, our co-founder and co-CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and co-CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and co-CEO, and also with other executive officers, directors, and affiliates; this will limit or preclude the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2020. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Mr. Duffield and Mr. Bhusri retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.
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
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. As a result of this offering, we incurred $1.15 billion principal amount of indebtedness, which we may be required to pay at maturity in 2022, or upon the occurrence of a fundamental change (as defined in the indenture). In addition, in April 2020, we entered into a credit agreement that provided for a term loan in an aggregate original principal amount of $750 million and a revolving credit facility in an aggregate principal amount of $750 million. As of October 31, 2020, there was $741 million outstanding under the term loan facility.

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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”) may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of Workday more difficult, including the following:
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
General Risk Factors
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
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in the United States, Canada, Europe, and Asia. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. We also rely on AWS’s, Dimension Data’s, Microsoft Azure’s, and Google Public Cloud's distributed computing infrastructure platforms that are located in a wide variety of regions. In the event of a major earthquake, hurricane, or other natural disaster or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, pandemics or other public health emergencies (including the ongoing COVID-19 pandemic), or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and may endure system interruptions, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended October 31, 2020, we issued 0.2 million shares of our unregistered Class A common stock to warrant holders who net exercised their warrants related to the 2020 Notes. This share amount represents the number of warrants exercised multiplied by the difference between the exercise price of the warrants and their daily volume weighted-average stock price.
For further information regarding the above transactions, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. These shares of our Class A common stock were issued in an exchange pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. We did not receive any proceeds from the warrant exercises, nor were they subject to underwriting discounts or commissions.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

Incorporation by Reference
Exhibit Number		Form	File Number	Filing Date	Exhibit Number	Filed Herewith
10.1†	Workday, Inc. Change in Control Policy					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.3	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

†	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 20, 2020

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
President and Chief Financial Officer (Principal Financial Officer)