Form 10-K
period 2021-01-31
Workday, Inc.
filed 2021-03-02
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                     to
Commission File Number 001-35680

WORKDAY, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2480422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6110 Stoneridge Mall Road
Pleasanton, California 94588
(Address of principal executive offices, including zip code)

(925) 951-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001	WDAY	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 (“Securities Act”).    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of July 31, 2020 (based on a closing price of $180.92 per share) held by non-affiliates was approximately $32.1 billion. As of February 26, 2021, there were approximately 184 million shares of the registrant’s Class A common stock, net of treasury stock, and 59 million shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2021 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the registrant's fiscal year ended January 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those arising from the impact of the coronavirus pandemic (“COVID-19 pandemic”), as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
In light of these risks, uncertainties, and assumptions, the future events, circumstances, and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements. Accordingly, you should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activities, performance, or achievements. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations, except as required by applicable law. If we do update any forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Our fiscal year ends on January 31. References to fiscal 2021, for example, refer to the year ended January 31, 2021.
ITEM 1. BUSINESS
Overview
Workday is a leading provider of enterprise cloud applications for finance and human resources, helping customers adapt and thrive in a changing world. Workday provides more than 8,000 organizations with software-as-a-service solutions to help solve some of today’s most complex business challenges, including supporting and empowering their workforce, managing their finances and spend in an ever-changing environment, and planning for the unexpected.
Our purpose is to inspire a brighter work day for all. We strive to make the world of work and business better, and hope to empower customers to do the same through an innovative suite of solutions adopted by thousands of organizations around the world and across industries – from medium-sized businesses to more than 45 percent of the Fortune 500. Central to our purpose is a set of core values – with our employees as number one – followed by customer service, innovation, integrity, fun, and profitability. We believe that having happy employees leads to happy customers, and we are committed to helping our customers drive their digital transformations in this increasingly dynamic business environment.
As organizations adapt to changing conditions, we believe the need for an intuitive, scalable, and secure platform that ties finance, people, suppliers, and plans together in one version of truth is more important than ever. Workday provides organizations with a unified system that can help them plan, execute, analyze, and extend to other applications and environments, thereby helping them continuously adapt how they manage their businesses. To support this, Workday delivers weekly product updates in addition to major feature releases twice a year. Through this model, Workday customers are able to stay current as one Workday community all on the same version of software that features a unified data and security model and rich user experience. We sell our solutions worldwide primarily through direct sales. We also offer professional services, both directly and through our Workday Services Partners, to help customers deploy our solutions.
To grow our unified suite of Workday applications, we primarily invest in research and development, but we also selectively acquire companies that are consistent with our design principles, existing product set, corporate strategy, and company culture. We acquired Adaptive Insights, a business planning company, in fiscal 2019; Scout RFP (“Scout”), a strategic sourcing company, in fiscal 2020; and we recently announced our intent to acquire Peakon ApS (“Peakon”), an employee success platform that converts feedback into actionable insights, in fiscal 2022.

Our Capabilities
Workday’s suite of enterprise cloud applications addresses the evolving needs of the chief financial officer (“CFO”), chief human resources officer (“CHRO”), and chief information officer (“CIO”) across various industries. Workday applications for Financial Management, Spend Management, Human Capital Management (“HCM”), Planning, and Analytics and Benchmarking can also be extended to other applications and environments through the Workday Cloud Platform.
Financial Management: Solutions for the Office of the CFO
In the changing world of finance, Workday helps finance leaders accelerate their journeys towards becoming a truly digital finance operation by giving them the tools they need to manage the strategic direction of their companies while also supporting growth, profitability, and compliance and regulatory requirements. Workday’s suite of financial management applications helps enable CFOs to maintain accounting information in the general ledger; manage core financial processes such as payables and receivables; identify real-time financial, operational, and management insights; improve financial consolidation; reduce time-to-close; promote internal control and auditability; and achieve consistency across global finance operations.
Spend Management: Solutions for the Office of the CFO
As businesses adapt to changing conditions, Workday provides procurement professionals with tools to support them through the source-to-contract process, such as a user experience designed for ease and collaboration. Workday offers a set of cloud spend management solutions that help companies streamline supplier selection and contracts, manage indirect spend, and build and execute sourcing events, such as requests for proposals.
Human Capital Management: Solutions for the Office of the CHRO
In the changing world of human resources (“HR”), Workday helps companies identify and respond to rapidly changing conditions, whether they stem from shifting talent needs or a renewed focus on belonging and diversity. Workday’s suite of HCM applications allows organizations to manage the entire employee lifecycle – from recruitment to retirement – enabling HR teams to hire, onboard, pay, develop and reskill, and provide meaningful employee experiences that are personalized, helpful, and meet the diverse needs of today’s workforce.
Planning: Solutions for the Offices of the CFO and CHRO
In today’s dynamic business environment, businesses are continuously planning to model various scenarios and prepare to quickly respond to change. Workday provides an active planning process that can model across finance, workforce, sales, and operational data, helping companies make more informed decisions and respond quickly to changing situations. When combined with Workday’s financial management and HCM solutions, organizations are able to leverage real-time transactional data to dynamically adjust and recalibrate their plans.
Analytics and Benchmarking and Workday Cloud Platform: Solutions for the Offices of the CIO, CFO, and CHRO
In the changing world of work, Workday helps leaders make sense of the vast amount of data they collect enterprise-wide. For example, information technology (“IT”) leaders are navigating the complexities of supporting employees in new environments, which requires them to deploy an adaptable, secure architecture to help ensure global continuity and productivity while remaining agile. Workday provides applications for analytics and reporting, including augmented analytics to surface insights to the line of business in simple-to-understand stories, machine learning to drive efficiency and automation, and benchmarks to compare performance against other companies. In addition, Workday enables the development of extension applications and integration tooling that can accommodate our customers’ unique ways of doing business.
Industries: Solutions for the Offices of the CIO, CFO, and CHRO
Workday offers businesses flexible solutions to help them adapt to their industry-specific needs and respond to change. Workday’s applications serve industries such as healthcare, higher education, and professional services. For example, Workday provides supply chain and inventory solutions to healthcare organizations, allowing them to purchase, stock, track, and replenish their inventory to help support patient care. In addition, higher education institutions can deploy our solution to manage the end-to-end student and faculty lifecycle. Moreover, with our solution, professional services organizations can optimize and manage their client-facing projects.

Product Development
At Workday, innovation is a core value. Our culture encourages out-of-the-box thinking and creativity, which enables us to create applications designed to change the way people work. We invest a significant percentage of our resources in product development and are committed to rapidly building and/or acquiring new applications and solutions. Our product development organization is responsible for product design, development, testing, and certification. We focus our efforts on developing new applications and core technologies, as well as further enhancing the usability, functionality, reliability, security, performance, and flexibility of existing applications.
Human Capital
Workday was founded with the idea of putting people at the center of enterprise software, which is why employees are our number one core value. Our core values continue to serve as our guide as we navigate recent events, such as the global pandemic and the social justice movement.
As of January 31, 2021, our global workforce consisted of approximately 12,500 employees in 32 countries. We consider our relations with our employees to be very good. Our Chief People Officer, in partnership with our Chief Diversity Officer, is responsible for developing and executing Workday’s human capital strategy, including programs focused on total rewards; belonging and diversity; and employee development, engagement, and wellbeing. Our Chief People Officer and Co-CEOs regularly update our Board of Directors and Compensation Committee on human capital matters, and seek their input on subjects such as succession planning, executive compensation, and our company-wide equity programs.
Total Rewards
Our compensation philosophy is designed to establish and maintain a fair and flexible compensation program that attracts and rewards talented individuals who possess the skills necessary to support our near-term objectives, create long-term value for our stockholders, grow our business, and assist in the achievement of our strategic goals. We believe that providing employees with competitive pay, ownership in the company, and a wide range of benefits is fundamental to employees feeling valued, motivated, and recognized for their contributions. Equity ownership is a key element of our compensation program, allowing employees to share in Workday’s successes and aligning the interests of our employees with our stockholders. Additionally, our total rewards package includes market-competitive pay, an employee stock purchase plan, healthcare and retirement benefits, paid time off, and family leave. It also offers specialized benefits such as support for fertility options and new parents, as well as reimbursement of adoption costs. In the wake of the COVID-19 pandemic, we felt that it was important for employees to have a safe, convenient way to access healthcare and the time and resources necessary to address their individual and family healthcare needs. To that end, we introduced a global virtual healthcare network, expanded our sick leave policy, and offered additional support for caregivers.
Our Commitment to Pay Parity
We believe that all employees deserve to be paid fairly and equitably and be afforded an equal chance to succeed. We have a market-based pay structure that compares our roles to those of our peers in each region. This process helps ensure we pay according to the market value of the jobs we offer. We also have processes in place to make pay decisions based on internally consistent and fair criteria. Each year during our annual compensation cycle, we conduct a company-wide pay equity analysis to help ensure pay equity between men and women as well as a US-based analysis with respect to people of different races. If we identify differences in pay, we research those differences and, if appropriate, take action (including making adjustments to employees’ pay when appropriate).
Belonging and Diversity
We strive to be a workplace where all employees are valued for their unique perspectives and where we all collectively contribute to Workday’s success and innovation. Belonging and Diversity (“B&D”) plays an integral part in that as we aim to provide our employees with programs and resources that strengthen our culture and empower our communities. In support of our efforts, we have created our own unique approach to diversity called VIBETM, which stands for Value Inclusion, Belonging, and Equity.
To further support equity in our workplace and in our communities, we have established four guiding principles: hiring and developing diverse talent; cultivating a culture of belonging; strengthening our communities; and building inclusive products and technology. In addition, we have announced company commitments that map to these global guiding principles. To track progress and plan for the future, we use internally-developed products to bring diversity- and inclusion-related data into one centralized location and set our B&D strategy. Through these products, we can assess, measure, benchmark, and manage diversity and inclusion as well as empower our leaders to create B&D plans and measure performance and outcomes across areas such as hiring, development, and employee experience.

Learning and Development
Our employees tell us they are most engaged when they are continuously being exposed to new things, empowered to build new skills, and able to make an impact. We offer a number of educational resources, development opportunities, and a support community to guide employees throughout their Workday careers, which we refer to as journeys. These begin right from the moment employees start at Workday, with Learning at Workday, journeys designed to help new employees onboard and get acquainted with our culture, business, and technology. These are complimented by Career Building at Workday, journeys designed to deepen expertise, grow capabilities, and make meaningful connections, and Leading at Workday, journeys that help employees understand our leadership identity and prepare them to take on increasing leadership responsibilities. In the first half of fiscal 2022, we expect to launch the VIBE Way at Workday - journeys that explore why it is important to value inclusion, belonging, and equity and equip employees with the tools and resources to put VIBE into action.
Communication and Engagement
Our culture and how we treat people are paramount at Workday, and we believe that being transparent and facilitating information sharing are key to our success. Workday leverages multiple communication channels to engage and inform employees, including company meetings, town halls, internal websites, social collaboration tools, and targeted engagement surveys.
Buoyed by the opportunities offered by our own technology, our talent strategy, called Performance Enablement, puts employees at the center of their own career and performance journey. A fundamental tenet of this approach is the belief that we should provide employees with the tools and framework to enable their careers, putting them in the driver’s seat. Performance Enablement is centered on five factors that fuel employee success: enable contribution, grow capabilities, empower career, deepen connections, and align compensation and recognition.
Our talent and performance dashboard measures performance and includes a summary of an employee’s five factors, valuable data, and a better indication of where they stand in terms of performance. The dashboard also provides a snapshot view of performance-related tasks, with a visual summary of goals, connections, strengths, and growth opportunities.
Health, Safety, and Wellbeing
At Workday, we take a holistic approach to our employees’ wellbeing and have created wellbeing programs that focus on four core pillars: happiness, health, movement, and nutrition. These programs go beyond traditional medical benefits and wellness offerings and allow employees to focus on their chosen wellness goals as well as their mental health.
Specific to the COVID-19 pandemic, we have taken precautions to help support the health and safety of the Workday community, including our employees. As part of our support, we provided the majority of our employees with a one-time payment—equivalent to two-weeks’ pay—to help accommodate any unforeseen costs; announced that the majority of employees will not be required to return to their Workday office before August 2021; made an additional $1 million investment in the Workday Employee Relief Fund, through which employees around the world may be eligible for up to $5,000 USD for reasonable expenses caused by the COVID-19 pandemic; and provided a $500 per employee equipment stipend to enable employees to have a comfortable work-from-home environment. To help keep health and mental wellness top of mind during a particularly challenging year, we created a series of programs and communications focused on mental health. These included tools and resources related to sleep, healthy eating, and mindfulness, as well as enhancements to our Employee Assistance Program to, among other things, facilitate access to mental health services.
Our Global Workplace Safety team supports the traditional corporate areas of employee health and safety and physical security for Workday on a global scale. From the workplace to work-related travel, we strive to keep our employees safe with programs including safety awareness training, emergency response protocols, and our ergonomics and life safety team programs.
Giving and Doing
In support of our efforts to give back to the communities where we live and work, we believe that talent is everywhere, but opportunity is not. Our employees donate time and expertise as mentors and volunteers to help close the skills gap. We also invest in leading workforce development organizations and provide direct training and employment opportunities for candidates facing barriers to employment through our Opportunity Onramps programs. On top of our strategic, company-led social impact and employee volunteerism efforts, we also believe that giving back is even more rewarding when people get to make an impact through their favorite causes. We encourage and support employee giving and volunteering through programs such as our charitable donation matching gift program and our team volunteer experience, where employee teams of five or more can volunteer with a charity partner of their choice and receive a $5,000 grant.

Customers
We have built a company culture centered around customer success and satisfaction. We primarily sell to medium-sized and large, global companies that span numerous industry categories, including technology, financial services, business and professional services, healthcare and life sciences, manufacturing, retail, and hospitality, as well as to educational institutions, government agencies, and nonprofit organizations.
As part of their subscription, customers are provided support services and tools to enhance their experience with Workday applications. This includes 24/7 support; training; a professional services ecosystem of trained Workday consulting teams and system integrators; a Customer Success Management group to assist customers in production; and Workday Community, an online portal where customers can collaborate and share knowledge and best practices.
We have supported our customers navigating the COVID-19 pandemic with the delivery of solutions and partnerships focused on assisting organizations through the changing world of work. For example, our Workday Return to Workplace offerings help enable organizations to plan return to workplace scenarios, support worker well-being, and understand critical health, vaccine, and safety risk information. We have also shifted all training, deployments, and support to be virtual. We also launched a COVID-19 customer information center on our Workday Community site, which provides access to resources about our business continuity plans, product configuration, reports for managing the impact of COVID-19, and regulatory developments.
Sales and Marketing
We sell our subscription contracts and related services globally, primarily through our direct sales organization, which consists of field sales and field sales support personnel. The Workday Field Sales team is aligned by geography, industry, and/or prospect size. We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs and strategic relationships. Our marketing programs target senior business leaders, including CFOs, CHROs, and CIOs.
As a core part of our sales and marketing strategy, we have developed a global ecosystem of partners to both broaden and complement our application offerings and to provide services that are outside of our area of focus. These relationships include software and technology partners, consulting and deployment service providers, business process outsourcing partners, and software partners of Workday Ventures, our strategic investment arm, who all help enable Workday to address the challenges our customers face while focusing on executing against our strategy.
Seasonality
We have experienced seasonality in terms of when we enter into customer agreements for our services. Historically, we have signed a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each fiscal year due to large enterprise account buying patterns. As a result, our billings and subscription revenue backlog have been highest in the fourth quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
Competition
The overall market for enterprise application software is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs, and frequent introductions of new products. We currently compete with large, well-established, enterprise application software vendors, such as Oracle Corporation (“Oracle”) and SAP SE (“SAP”). We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based solutions. These vendors include UKG Inc. (formerly The Ultimate Software Group, Inc.); Automatic Data Processing, Inc.; Infor, Inc.; Ceridian HCM Holding Inc.; Microsoft Corporation; Anaplan, Inc.; Coupa Software Inc.; and Unit4.
In addition, other cloud companies that provide services in different markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. However, the domain and industry expertise that is required for a successful solution in the areas of financial management, HCM, and analytics may inhibit new entrants that are unable to invest the necessary capital to accurately address global requirements and regulations. We expect continued consolidation in our industry that could lead to significantly increased competition.
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
•domain and industry expertise in applicable laws and regulations;
•size of customer base and level of user adoption;
•customer confidence in financial stability and future viability; and
•ability to integrate with legacy enterprise infrastructure and third-party applications.
We believe that we compete favorably based on these factors. Our ability to remain competitive will largely depend on our ongoing performance in product development and customer support.
For more information regarding the competitive risks we face, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
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
Governmental Regulation
As a public company with global operations, we are subject to various federal, state, local, and foreign laws and regulations. These laws and regulations, which may differ among jurisdictions, include, among others, those related to financial and other disclosures, accounting standards, privacy and data protection, intellectual property, corporate governance, tax, government contracting, trade, antitrust, employment, immigration and travel, import/export, and anti-corruption. There is no assurance that existing or future laws and regulations applicable to our operations, products, and services will not have a material adverse effect on our business. Presently, costs and accruals incurred to comply with these governmental regulations are not material to our capital expenditures, results of operations, and competitive position.
Privacy and Data Protection Laws
Our customers can use our applications to collect, use, and store personally identifiable information (“PII”) regarding a variety of individuals in connection with their operations, including but not limited to their employees, contractors, students, job applicants, customers, and suppliers. National, state, and local governments and agencies in the countries in which we or our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, transfer, processing, protection, and disclosure of PII obtained from individuals. Additionally, we have been requested to, and may continue to need to, develop features, enhancements, or modifications to our products to help our customers comply with the privacy and data protection laws in their jurisdictions. Privacy and data protection laws are particularly stringent, and the costs of compliance with and other burdens imposed by such laws, regulations, and standards, or any alleged or actual violation, may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for noncompliance, slow the pace at which we close sales transactions, require us to divert development and other resources, or result in reputational harm or other adverse impacts to our business. Moreover, if we or our sub-processors fail to report a data breach or other loss of data within timeframes mandated by law, we may be liable for certain fines, penalties, and other liabilities, and it may damage our reputation and brand.
For a further discussion of the risks associated with government regulations that may materially impact us, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Corporate Information
We were incorporated in March 2005 in Nevada, and in June 2012 we reincorporated in Delaware. Our principal executive offices are located at 6110 Stoneridge Mall Road, Pleasanton, California 94588, and our telephone number is (877) WORKDAY. Our website address is www.workday.com. The information on, or that can be accessed through, our website is not part of this report. Workday, the Workday logo, VIBE, WayTo, Adaptive Planning, Adaptive Insights, Scout, and Opportunity Onramps are trademarks of Workday, Inc., which may be registered in the United States and elsewhere. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the Securities and Exchange Commission (“SEC”), and all amendments to these filings, can be obtained free of charge from our website at www.workday.com/sec-filings. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Workday also uses its blogs.workday.com website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Information contained on or accessible through any website reference herein is not part of, or incorporated by reference in, this Annual Report on Form 10-K, and the inclusion of such website addresses in this Annual Report on Form 10-K is as inactive textual references only.

ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business. If any of the following risks actually occurs, our business operations, financial condition, operating results, and prospects could be materially and adversely affected. The market price of our securities could decline due to the materialization of these or any other risks, and you could lose part or all of your investment.
Summary of Risk Factors
The below summary risks provide an overview of the material risks we are exposed to in the normal course of our business activities. The below summary risks do not contain all of the information that may be important to you, and you should read these together with the more detailed discussion of risks set forth following this section, as well as elsewhere in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks beyond those summarized below, or discussed elsewhere in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future, or to the markets in which we currently operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including those associated with the following:
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
•privacy concerns and evolving domestic or foreign laws and regulations may reduce the effectiveness of our applications, result in significant costs and compliance challenges, and adversely affect our business and operating results;
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
•we may lose key employees or be unable to attract, train and retain highly skilled employees, which may adversely affect our business and future growth prospects;
•if we cannot maintain our corporate culture, we may lose the innovation, teamwork, and passion that we believe contribute to our success, and our business may be harmed;

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
•we have a history of cumulative net losses and we may not be profitable on a basis prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for the foreseeable future;
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
•the dual class structure of our common stock has the effect of concentrating voting control with our Chairman and co-CEO, as well as with other executive officers, directors, and affiliates, which gives our Chairman and co-CEO and other members of management control over key decisions and limits or precludes the ability of non-affiliates to influence corporate matters;
•our substantial indebtedness may adversely affect our financial condition and operating results;
•our convertible note hedge and warrant transactions may adversely affect the value of our Class A common stock;
•Delaware law and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest sought by third parties difficult, thereby depressing the market price of our Class A common stock; and
•the exclusive forum provision in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.
Risks Related to Our Business and Industry
The extent to which the ongoing COVID-19 pandemic, the resulting global economic volatility, and measures taken in response to the pandemic will continue to impact our business, operating results, and financial condition will depend on future developments, which are highly uncertain and difficult to predict.
The COVID-19 pandemic has disrupted the U.S. and global economies and put unprecedented strain on governments, healthcare systems, educational institutions, businesses, and individuals around the world, the impact and duration of which is difficult to assess or predict. It is especially difficult to predict the impact on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic, as well as the effectiveness of those actions. As a result of the COVID-19 pandemic, the trading prices for our Class A common stock and the stock of other technology companies have been highly volatile, and such volatility may continue for the duration of and possibly beyond the COVID-19 pandemic. Any sustained adverse impacts from the continued spread of COVID-19 could materially and adversely affect our business, operating results, financial condition, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.
In response to COVID-19, as many other companies have done, we have temporarily closed the majority of our global offices; required most of our employees to continue to work remotely; implemented travel restrictions; and postponed or canceled certain of our customer, industry, implementation partner, analyst, investor, and employee events, and converted other events to virtual-only experiences. These precautionary measures could have increasingly negative effects on our sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, operating results, and financial condition in any given period. We may also continue to experience impacts to productivity and other operational and business impacts if our employees, executives, or their family members experience health issues, or if there are continued delays in our hiring and onboarding of new employees. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our real estate portfolio, as well as strategy, operational, and workplace culture challenges that may adversely affect our business. The COVID-19 pandemic could also impact our data center and computing infrastructure operations, including potential disruptions to, among other things, the supply chain required to maintain these systems, construction projects designed to expand our data center capacity, and primary vendors who provide critical products and services.

Our future revenues rely on continued demand by existing customers and the acquisition of new customers. We have experienced and may continue to experience increased delays in purchasing decisions from prospective customers and a reduction in customer demand, particularly in the industries most impacted by the COVID-19 pandemic, such as travel and hospitality and healthcare. We may also continue to experience a reduction in renewal rates, particularly within our subset of small and medium-sized planning customers, as well as reduced customer spend and delayed payments, which could materially impact our business, operating results, and financial condition in future periods. In addition, some of our competitors may offer their products and services at a lower price, or may offer delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. While our subscription services revenue is relatively predictable in the near term as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and overall financial performance until future periods.
It is not possible for us to estimate the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, operating results, or financial condition at this time, as the impact will depend on future developments, which are highly uncertain and difficult to predict. To the extent the COVID-19 pandemic adversely affects our business, operating results, and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
If we fail to properly manage our technical operations infrastructure, experience service outages, undergo delays in the deployment of our applications, or our applications fail to perform properly, we may be subject to liabilities and our reputation and operating results may be adversely affected.
We have experienced significant growth in the number of users, transactions, and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers and users, as well as our own needs, and to ensure that our services and solutions are accessible within an acceptable load time. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, updates, and the evolution of our applications, and to reduce infrastructure latency associated with dispersed geographic locations. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure requirements, we may experience service outages. Furthermore, if our operations infrastructure fails to scale, we may experience delays in providing service as we seek to obtain additional capacity, and no assurance can be made that we will be able to secure such additional capacity on the same or similar terms as we currently have, which could result in a significant increase in our operating costs. Moreover, any failure to scale and secure additional capacity could result in delays in new feature rollouts, reduce the demand for our applications, result in customer and end user dissatisfaction, and adversely affect our business and operating results.
We have experienced, and may in the future experience, defects, system disruptions, outages, and other performance problems, including the failure of our applications to perform properly. These problems may be caused by a variety of factors, including infrastructure changes, vendor issues, software and system defects, human error, viruses, worms, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Because of the large amount of data that we collect and process in our systems, even if we do not experience a customer outage as a result of these issues, it is possible that these issues could result in significant disruption, data loss or corruption, or cause the data to be incomplete or contain inaccuracies that our customers and other users regard as significant. Additionally, such issues may also result in vulnerabilities that could inadvertently result in unauthorized access to data. Furthermore, the availability or performance of our applications could also be adversely affected by our customers’ and other users’ inability to access the internet. For example, our customers and other users access our applications through their internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ and other users’ access to our applications, which could adversely affect their perception of our applications’ reliability and our revenues.
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

Furthermore, our financial management application is essential to our and our customers’ financial planning, reporting, and compliance programs. Any interruption in our service may affect the availability, accuracy, or timeliness of such programs and as a result could damage our reputation, cause our customers to terminate their use of our applications, require us to issue refunds for prepaid and unused subscription services, require us to compensate our customers for certain losses, and prevent us from gaining additional business from current or future customers. In addition, because we use Workday's financial management application, any problems that we experience with financial reporting and compliance could be negatively perceived by prospective or current customers and negatively impact demand for our applications.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all, to protect against claims and other legal actions. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
We depend on data centers and computing infrastructure operated by third parties, and any disruption in these operations could adversely affect our business and operating results.
We host our applications and serve our customers from data centers located in the United States, Canada, and Europe. While we control and have access to our servers and all of the components of our network that are located in these data centers, we do not control certain aspects of these facilities, including their operation and security. The owners of these data center facilities have limited or no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if any of these data center operators are acquired or cease to do business, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and experience possible service interruptions in connection with doing so.
In addition, we also rely upon third-party hosted infrastructure partners globally, including Amazon Web Services (“AWS”), Dimension Data, Microsoft Corporation, and Google LLC, to serve customers and operate certain aspects of our services, such as environments for development and testing, training, sales demonstrations, and production usage. Any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.
Problems faced by these data center operators or hosted infrastructure partners, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers or other users. Furthermore, these data center operators or hosted infrastructure partners could decide to close their facilities, cease operations without adequate notice, or stop providing contracted services. In addition, any financial difficulties, such as bankruptcy, faced by these data center operators, our hosted infrastructure partners, or any of the other service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. These facilities may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, natural catastrophic events, as well as local administrative actions (including shelter-in-place or similar orders), changes to legal or permitting requirements, and litigation to stop, limit or delay operation.
Additionally, if these data center operators or hosted infrastructure partners are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at these data centers or at our hosted infrastructure partners, or any errors, defects, disruptions, or other performance problems with our applications or the infrastructure on which they run, could adversely affect our reputation and may damage our customers’ or other users’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers for prepaid and unused subscription services, subject us to potential liabilities, result in contract terminations, or adversely affect our renewal rates.
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

To execute our growth plan, we must attract, train, and retain highly qualified personnel. In the technology industry, and particularly in the San Francisco Bay Area, the competition is intense for highly skilled employees, especially for engineers with significant experience in designing and developing software and internet-related services, including in the areas of machine learning and artificial intelligence; for cybersecurity professionals; and for senior sales executives. In addition, the expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Identifying and recruiting qualified personnel and training them in our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. Our business may be adversely affected if our efforts to attract and train new members of our direct sales force do not generate a corresponding increase in revenues. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in desired geographic areas or at all.
Many of the companies with which we compete for experienced personnel have greater resources than we have and may offer more lucrative compensation packages than we offer. Our business may be adversely affected if we are unable to retain our highly skilled employees, especially our senior sales executives. Job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, or if the mix of equity and cash compensation that we offer is not sufficiently attractive, it may adversely affect our ability to recruit and retain highly skilled employees. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (including during the ongoing COVID-19 pandemic). Additionally, job candidates may be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have a chilling effect on hiring and result in a diversion of our time and resources. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.
If we cannot maintain our corporate culture, we could lose the innovation, teamwork, and passion that we believe contribute to our success, and our business may be harmed.
We believe that a critical component of our success has been our corporate culture, as reflected in our core values: employees, customer service, innovation, integrity, inclusion, fun, and profitability. We also believe that our commitment to our corporate culture, as well as our commitment to building products and services that help provide our customers with information regarding their own workforce and corporate culture, is part of the reason why our customers choose us. As we continue to grow, both organically and through acquisitions of employee teams, and develop the infrastructure associated with being a more mature public company, we will need to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions. Additionally, we and our stakeholders increasingly expect to have a corporate culture that embraces diversity and inclusion, and any inability to attract and retain diverse and qualified personnel may harm our corporate culture and our business. Moreover, the COVID-19 pandemic requires significant action to preserve culture with an employee base temporarily working remotely and facing unique personal and professional challenges. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to achieve our corporate objectives, including our ability to quickly develop and deliver new and innovative products.
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
Additionally, in order to maximize the value of our applications, we must continue to educate and train our customers and end users to develop the skills necessary to harness the power of our applications. If we are not able to effectively educate and train our users, they may choose not to renew their subscriptions, market perceptions of our company and our applications may be impaired, and our reputation and brand may suffer. Customers and other users also depend on our support organization to provision the environments used by our customers and to resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in demand for support services. We may also be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. Failure to maintain high-quality technical support and training, or a market perception that we do not maintain high-quality support or training, could adversely affect our reputation, our ability to offer and sell our applications, our renewal rates, and our business and operating results.
Our future success depends on the rate of customer subscription renewals or adoptions, and our revenues or operating results could be adversely impacted if we do not achieve renewals and adoptions at expected rates or on anticipated terms.
As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. From time to time, we may also change our pricing structure, which could adversely impact demand for our products. Moreover, large customers, which are a primary focus of our sales efforts, have and may continue to request greater price concessions and delayed payment terms. As a result of the COVID-19 pandemic, some of our existing and potential customers have deferred, and may continue to defer, purchasing decisions, request price concessions and delayed payment terms, and request other terms and conditions. As a result, in the future we may be required to reduce our prices or accept onerous terms and conditions, including delayed payment terms, which could adversely affect our revenues, profitability, financial position, and cash flows in any given period. Restrictions on travel and in-person meetings have interrupted, and could continue to interrupt, our sales activity, and we cannot predict whether, for how long, or the extent to which the COVID-19 pandemic may continue to have an impact. Our sales force has historically met with our customers and potential customers face-to-face when selling our solutions, and while the majority of our deployment activities are completed remotely, many of our customers may prefer to have certain deployment activities such as project initiation and go-live activities completed on-site. Furthermore, because our future revenue growth relies, in large part, on new customer acquisition, any inability of our sales force to establish relationships with potential customers during the current environment or prospects deferring buying decisions due to the economic uncertainty is likely to have a negative impact on our future revenue growth and other financial measures.
In addition, our customers have no obligation to renew their subscriptions for our applications after the expiration of either the initial or renewed subscription period. If we are unable to successfully educate our customers on the benefits and features of our applications, or if our customers are aware of those benefits and features but do not use them, our customers may renew for fewer elements of our applications or on different pricing terms. Our customers’ renewal rates may also decline or fluctuate as a result of a number of other factors, including their level of satisfaction with our applications and pricing, their ability to continue their operations and spending levels, and the evolution of their business. If our customers do not renew their subscriptions for our applications on similar pricing terms, our revenues may decline, and we may not be able to meet our revenue projections, which could negatively impact our business and the market price of our Class A common stock. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.

Our future success also depends, in part, on our ability to sell additional products to our current customers, and the success rate of such endeavors is difficult to predict, especially with regard to any new lines of business that we may introduce from time to time. This may require increasingly costly marketing and sales efforts that are targeted at senior management, and if these efforts are not successful, our business and operating results may suffer. Additionally, acquisitions of our customers by other companies have led, and could continue to lead, to cancellation of our contracts with those customers, thereby reducing the number of our existing and potential customers.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly operating results, including our revenues, operating margin, profitability, cash flow, unearned revenue, and remaining subscription services revenue performance obligations, or backlog, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. As discussed above, the extent to which the ongoing COVID-19 pandemic, the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our operating results will depend on future developments, which are highly uncertain and difficult to predict. For example, beginning in March 2020, we began experiencing and continue to experience unfavorable impacts to our new subscription bookings, causing us to reduce our fiscal 2021 subscription revenue outlook. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities.
Additional factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
•our ability to attract new customers, customer renewal rates, the financial condition and creditworthiness of our customers, and the timing and rate at which we sign agreements with customers;
•the addition or loss of large customers, including through acquisitions or consolidations;
•regulatory compliance costs, including research and development costs incurred to add functionality to help our customers comply with evolving privacy and data security laws;
•the timing of recognition of revenues and operating expenses, including expenses related to acquisitions and potential future charges for impairment of goodwill;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
•network outages or security breaches;
•general economic, market and geopolitical conditions, including the impact of the ongoing COVID-19 pandemic;
•increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;
•the changes in payment terms and timing of customer payments and payment defaults by customers, including those significantly impacted by the ongoing COVID-19 pandemic;
•changes in our pricing policies or those of our competitors and the mix of applications sold during a period;
•seasonal variations in sales of our applications, which have historically been highest in our fiscal fourth quarter;
•the timing and success of new application and service introductions by us or our competitors;
•changes in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners, and the impact of strategic partnerships, acquisitions, or equity investments;
•expenses related to our real estate portfolio, including our leases and data center expansion; and
•changes in laws and regulations that impact our business or reported financial results, including changes in accounting principles generally accepted in the United States.
We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have experienced rapid growth in our customers, headcount, and operations and anticipate that we will continue to expand our customer base, headcount, and operations. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations appropriately. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying products and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and operating results.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. Moreover, the ongoing COVID-19 pandemic has made it more difficult to develop and maintain positive awareness of our brand. For example, we did not hold our two largest annual customer conferences for fiscal year 2021, Workday Rising and Workday Rising Europe. We also transitioned Adaptive Live, our customer experience for Workday Adaptive Planning customers as well as our global event series, Workday Elevate, from in-person to digital event experiences. Our shift to creating virtual customer, industry, partner, analyst, investor and employee events may not be successful, and we may not be able to showcase our products as well, or generate similar levels of customer interest, opportunities, and leads through these virtual events as we have historically done through in-person events. In addition, we have and may continue to delay certain corporate advertising programs. These precautionary measures that have been adopted, particularly if extended for prolonged periods, could have increasingly negative effects on our ability to develop and maintain widespread positive awareness of our brand, which could harm our business, operating results, and financial condition. In addition, positions we take on environmental, social, governance, and ethical issues from time to time may impact our brand, reputation, or ability to attract or retain customers.
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
We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel, or otherwise offer growth opportunities. For example, we acquired Adaptive Insights in fiscal 2019 and Scout in fiscal 2020, and have entered into an agreement to acquire Peakon in fiscal 2022. The pursuit of acquisitions may divert the attention of management, disrupt ongoing business, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
These impacts may continue through integration activities. Moreover, we may be unable to complete proposed transactions timely or at all due to the failure to obtain regulatory or other approvals, litigation, or other disputes, which may obligate us to pay a termination fee. We also may not achieve the anticipated benefits from an acquisition due to a number of factors, including:
•inability to integrate or benefit from an acquisition in a profitable manner;
•acquisition-related costs, liabilities, or tax impacts, some of which may be unanticipated;
•difficulty in integrating the intellectual property, technology infrastructure, and operations of the acquired business, including difficulty in addressing security risks of the acquired business;
•difficulty in integrating and retaining the personnel of the acquired business, including integration of the culture of the acquired company with Workday;
•difficulty in leveraging the data of the acquired business if it includes personal data;
•ineffective or inadequate controls, procedures, or policies at the acquired company;
•multiple product lines or service offerings as a result of our acquisitions that are offered, priced, and supported differently, as well as the potential for such acquired product lines and service offerings to impact the profitability of existing products;
•the opportunity cost of diverting management and financial resources away from other products, services, and strategic initiatives;
•difficulties and additional expenses associated with synchronizing product offerings, customer relationships, and contract portfolio terms and conditions between Workday and the acquired business;
•unknown liabilities or risks associated with the acquired businesses, including those arising from existing contractual obligations or litigation matters;
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
•the inability to obtain (or a material delay in obtaining) regulatory approvals necessary to complete transactions or to integrate operations, or potential remedies imposed by regulatory authorities as a condition to or following the completion of a transaction, which may include divestitures, ownership or operational restrictions or other structural or behavioral remedies;
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
A key element of our growth strategy is to further develop our worldwide customer base. Operating globally requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. Our efforts to further expand internationally may not be successful in creating additional demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the markets we enter. Foreign regulations, including privacy and import/export regulations, are subject to change and uncertainty, including as a result of geopolitical developments, which may be amplified by the COVID-19 pandemic. In addition to navigating the challenges related to the ongoing COVID-19 pandemic in foreign jurisdictions, we face other risks in doing business on a global scale that could adversely affect our business, including:
•the need to develop, localize, and adapt our applications for specific countries, including translation into foreign languages, localization of contracts for different legal jurisdictions, and associated expenses;
•the need to successfully develop and execute on a go-to-market strategy that aligns application management efforts and the development of supporting infrastructure;
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
The markets for enterprise cloud applications are highly competitive, with relatively low barriers to entry for some applications or services. Some of our competitors are larger and have greater name recognition, significantly longer operating histories, access to larger customer bases, larger marketing budgets, and significantly greater resources to devote to the development, promotion, and sale of their products and services than we do. This may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions.
Our primary competitors are Oracle and SAP, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based solutions. These vendors include, without limitation: UKG Inc. (formerly The Ultimate Software Group, Inc.), Automatic Data Processing, Inc., Infor, Inc., Ceridian HCM Holding Inc., Microsoft Corporation, Anaplan, Inc., and Coupa Software Inc. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances, and organic development. In addition, other cloud companies that provide services in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. As the market matures and as existing and new market participants introduce new types of technologies and different approaches that enable organizations to address their HCM and financial needs, we expect this competition to intensify in the future.
Furthermore, our current or potential competitors may be acquired by, or merge with, third parties with greater available resources and the ability to initiate or withstand substantial price competition, such as the merger between Kronos Incorporated and The Ultimate Software Group, Inc. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. Many of our competitors also have major distribution agreements with consultants, system integrators, and resellers. If our competitors’ products, services, or technologies become more accepted than our products, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, our competitors may offer their products and services at a lower price, or, particularly during the ongoing COVID-19 pandemic, may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business and operating results.

If we are not able to realize a return on our current development efforts or offer new features, enhancements, and modifications to our services that are desired by current or potential customers, our business and operating results could be adversely affected.
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. Furthermore, the COVID-19 pandemic could have an impact on our plans to offer certain new features, enhancements, and modifications of our applications in a timely manner, particularly if we experience impacts to productivity due to our employees or their family members experiencing health issues, if our employees continue to work remotely for extended periods, or if there are continuing delays in our hiring and onboarding of new employees. If we are unable to provide new features, enhancements, and modifications in a timely and cost-effective manner that achieve market acceptance or that keep pace with rapid technological developments and changing regulatory landscapes, our business and operating results could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to improve their utility to larger customers with complex, dynamic, and global operations, or we may be required to develop new features, enhancements, or modifications to our products to support our customers’ evolving compliance obligations. Some of our larger customers may also require features and functions unique to their business processes that we do not currently offer. In order to help ensure we meet these requirements, we may devote a significant amount of technology support and professional service resources to such customers. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to development resources and the technologies required to build and improve our applications, such as the datasets required to train our machine learning models. If we are not successful in developing these new features, enhancements, modifications, and applications, and bringing them to market timely, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers.
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
To the extent that our applications depend upon the successful integration and operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software, as well as cybersecurity threats or attacks related to such software, could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications, result in increased costs, including warranty and other related claims from customers, and injure our reputation. Furthermore, software may not continue to be available to us on commercially reasonable terms. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Integration of new software into our applications may require significant work and require substantial investment of our time and resources.

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
We are subject to risks associated with our equity investments, including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results.
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

Risks Related to Cybersecurity, Data Privacy, and Intellectual Property
If our security measures are breached or unauthorized access to customer or user data is otherwise obtained, our applications may be perceived as not being secure, customers and end users may reduce the use of or stop using our applications, and we may incur significant liabilities.
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, customers, and suppliers, as well as financial, accounting, health, and payroll data and other sensitive information. As a result, unauthorized access, acquisition, use, or destruction of this data, or unavailability of data, could expose us to regulatory actions, litigation, investigations, remediation and indemnity obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer, consumer, and partner confidence in the security of our applications, destruction of information, an increase in our insurance premiums, impairment to our business, and resulting fees, expenses, loss of revenues, and other potential liabilities. We devote significant financial and personnel resources to implement and maintain security measures. While we have security measures in place that are designed to protect against these risks, preserve the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches, our security measures may be compromised as a result of intentional misconduct, including by computer hackers, employees, contractors, or vendors, as well as software bugs, human error, technical malfunctions, or other malfeasance.
Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of hackers, including those who appear to offer a solution to a vulnerability, to sophisticated organizations, including state-sponsored actors. Key cybersecurity risks range from viruses, worms, and other malicious software programs, including phishing attacks or ransomware, to exploitation of software bugs or other defects, to “mega breaches” targeted against cloud services and other hosted software, any of which can result in disclosure of confidential information and intellectual property, defective products, production downtimes, reputational harm, compromised data, and an increase in costs to the business. As the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these attacks or to implement adequate preventative measures. There may also be attacks targeting any vulnerabilities in our internally built infrastructure, enhancements, and updates to our existing offerings, or in the many different underlying networks and services that power the internet that our products depend on, most of which are not under our control or the control of our vendors, partners, or customers. Although we have developed systems and processes that are designed to protect our systems, software and data, as well as customer data and other user data, and to prevent data loss and detect security breaches, there can be no assurance that such measures will be effective against all cybersecurity threats or perceived threats.
Additionally, during the ongoing COVID-19 pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk of cybersecurity-related events such as COVID-19 themed phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks.
Furthermore, we have acquired or partnered with a number of companies, products, services, and technologies over the years, as well as incorporated third-party products, services and technologies into our products and services. Although we devote significant resources to address any known security issues with respect to such acquisitions, partnerships, and incorporated technologies, we may still inherit additional risks when they are integrated within Workday. In addition, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may generally lose trust in the security of financial management, spend management, human capital management, planning, or analytics applications, or in cloud applications for enterprises in general. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation and indemnity costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, or result in lawsuits, regulatory fines, or other action or liabilities, which could adversely affect our business and operating results.
In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security events. Future cyber-attacks and other security events may have a significant or material impact on our business and operating results.

Privacy concerns and domestic or foreign laws and regulations may reduce the effectiveness of our applications, result in significant costs and compliance challenges, and adversely affect our business and operating results.
Our customers can use our applications to collect, use, and store personal or identifying information regarding a variety of individuals in connection with their operations, including but not limited to their employees, contractors, students, job applicants, customers, and suppliers. Additionally, individuals using our WayToTM by Workday application may store, manage, and share with certain organizations credentials such as employment history, education, skills, and compensation information. National, state and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, transfer, processing, protection, and disclosure of personal information obtained from consumers and individuals, which could impact our ability to offer our services in certain jurisdictions or our customers’ ability to deploy our solutions globally. We have been requested to, and may continue to need to develop features, enhancements, or modifications to our products to support our customers’ evolving compliance obligations. This may require us to divert development and other resources from other areas, incur significant expenditures, or, if we are unsuccessful in delivering these features, enhancements, or modifications, result in monetary damages, loss of revenue or customers, reputational harm, or other adverse impacts to our business.
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
Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Workday and our customers. In 2016, the European Union (“EU”) adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR established new requirements applicable to the handling of personal data and imposes penalties for non-compliance of the greater of €20 million or 4% of worldwide revenue. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR. If we are unable to provide adequate assurances to such customers, demand for our applications could be adversely affected. In addition, we must continue to seek assurances from our subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR. Additionally, the UK implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. The Data Protection Act also imposes fines of up to the greater of £17 million or 4% of global turnover, in addition to the fines under the GDPR. The UK and the EU reached a Trade Cooperation Agreement in December 2020 that allows continued transfers for a period of up to six months. Beyond that, transfers of data from the European Economic Area to the UK will require use of Standard Contractual Clauses (“SCCs”) absent an EU determination that UK data protection law is “adequate” under EU standards.
In addition, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in the recent California election in November 2020 and comes into effect on January 1, 2023, with a “lookback” period to January 1, 2022. The CCPA and CPRA give California consumers certain rights similar to those provided by the GDPR, and customers and other users may seek similar assurances from suppliers regarding compliance. Moreover, there are a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business.
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

The costs of compliance with, and other burdens imposed by, privacy laws and regulations that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use, and transmit demographic and personal data, which in turn could limit the use, effectiveness, and adoption of our applications and reduce overall demand. In addition, the other bases on which we and our customers rely for the transfer of data, such as model contracts, continue to be subjected to regulatory and judicial scrutiny. In July 2020, the Court of Justice of the European Union invalidated the Privacy Shield framework for data transferred from the European Economic Area to the United States. While the same court upheld the use of SCCs, which we offer to our customers to enable data transfers, the decision has led to some uncertainty regarding the use of SCCs as the mechanism for data transfers to the United States and the court made clear that reliance on SCCs alone may not necessarily be sufficient in all circumstances. Use of SCCs must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country. In November 2020, the European Data Protection Board issued draft recommendations, which may impose higher burdens on the use of SCCs for cross-border data transfers, including transfers to cloud service providers, and create challenging technical issues. To comply with these recommendations, we may need to implement additional contractual and technical safeguards for any personal data transferred out of the European Economic Area, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. At the same time in November 2020, the European Commission released a draft of revised SCCs. If adopted, these could make aspects of contracting around cross-border transfers easier, particularly in relation to use of subprocessors. Ultimately, if we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our applications, require us to restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue.
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
There is considerable patent and other intellectual property development activity in our industry. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that our applications and underlying technology infringe or violate their intellectual property rights, even if we are unaware of the intellectual property rights that others may claim cover some or all of our technology or services, and we may be found to be infringing such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, require us to change our products, technology, or business practices, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. In addition, we may be sued by third parties who seek to target us for actions taken by our customers, including through the use or misuse of our products. Even if we were to prevail in an intellectual property dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, from time to time we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims.
Some of our applications utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Some of our applications include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our applications. We attempt to avoid adverse licensing conditions in our use of open source software in our products and services. However, there can be no assurance that our efforts have been or will be successful. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be impacted by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.
Risks Related to Legal and Regulatory Matters
Unfavorable laws, regulations, interpretive positions or standards governing new and evolving technologies that we incorporate into our products and services could result in significant cost and compliance challenges and adversely affect our business and operating results.
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
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration, performance, and termination, which could adversely impact our business and operating results. These laws and regulations provide public sector customers various rights, many of which are not typically found in commercial contracts. For instance, these regulations may require the certification and disclosure of cost and pricing data and other sensitive information in connection with contract negotiations under certain contract types. Any public disclosure of such information may adversely impact our competitive position and our operating results. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for delays, interruptions, or termination by the government at any time, without cause, which activities may adversely affect our business and operating results and impact other existing or prospective government contracts.
We may not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.
As of January 31, 2021, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2022, and 2041. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
Unanticipated tax laws or any change in the application of existing tax laws to us or our customers, especially those limiting our ability to utilize our net operating loss and research tax credit carryforwards, may increase the costs of our services and adversely impact our profitability and business.
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

As of January 31, 2021, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2022 and fiscal 2041. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
Risks Related to Financial Matters
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
Additionally, our ability to accurately forecast our future rate of growth is limited. It is difficult to predict customer and other user adoption rates and demand for our applications, the future growth rate and size of the cloud computing market for our services, or the entry of competitive applications. Moreover, it has been and, until the effects of the COVID-19 pandemic are contained, will continue to be, even more difficult for us to forecast our operating results. We plan our expense levels and investments on estimates of future revenue and anticipated rates of growth. If our growth does not meet estimates, we may not be able to adjust our spending quickly enough to avoid an adverse impact on our financial results as a consequence of spending that is not aligned with our actual performance.
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

Our typical sales cycles are six to twelve months but can extend for eighteen months or more, including as a result of the ongoing COVID-19 pandemic, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenue. In addition, a majority of our costs are expensed as incurred, while revenue is recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription services revenue from new customers generally is recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers during the COVID-19 pandemic, or customer insolvencies resulting from severe economic hardship during the COVID-19 pandemic, could have an impact on our subscription services revenue in any given period. Although we have downside protection in our customer agreements in the form of base minimums, should there be any prolonged decrease in our customers’ headcounts, we could experience reduced subscription services revenue upon renewal or potentially outside of the renewal period, which could materially impact our business and operating results in any given period.
We have a history of cumulative net losses, and we do not expect to be profitable on a GAAP basis for the foreseeable future.
We have incurred significant net losses on a GAAP basis in each period since our inception in 2005. These net losses and our accumulated deficit reflect the substantial investments we make to acquire new customers and develop our applications. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, product development expenses, operations costs, and general and administrative costs, and therefore we expect our net losses on a GAAP basis to continue for the foreseeable future. If we fail to grow our revenue sufficiently to keep pace with our investments and operating expenses, our results of operations and financial condition would be adversely affected. In addition, we may encounter difficulties, delays, and other unpredictable factors that may result in unanticipated operating expenses. Furthermore, to the extent we are successful in increasing our customer base, we also expect to incur increased net losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenue is generally recognized ratably over the terms of the agreements, which are typically three years or longer. We cannot ensure that we will achieve GAAP profitability in the future or that, if we do become profitable, we will sustain profitability.
We have substantial indebtedness which may adversely affect our financial condition and operating results.
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022 (“2022 Notes”). As a result of this offering, we incurred $1.15 billion principal amount of indebtedness, which we may be required to pay at maturity in 2022, or upon the occurrence of a fundamental change (as defined in the Indenture by and between us and Wells Fargo Bank, National Association, as Trustee (“Indenture”)). In addition, in April 2020, we entered into a credit agreement (“Credit Agreement”) that provided for a term loan in an aggregate original principal amount of $750 million (“Term Loan”) and a revolving credit facility in an aggregate principal amount of $750 million (“Revolving Credit Facility”).
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
•limit our flexibility in planning for and reacting to changes in our business; and
•negatively impact our credit rating, which could limit our ability to obtain additional financing in the future and adversely affect our business.

Our Credit Agreement also imposes restrictions on us and requires us to maintain compliance with specified covenants, including a specific leverage ratio. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. Any required repayment of our debt under the Credit Agreement as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
Our convertible note hedge and warrant transactions may affect the value of our Class A common stock.
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
Risks Related to Ownership of Our Class A Common Stock
Our Chairman and a co-CEO have control over key decision making as a result of their control of a majority of our voting stock.
As of January 31, 2021, our co-founder and Chairman David Duffield, together with his affiliates, held voting rights with respect to approximately 49 million shares of Class B common stock and 0.5 million shares of Class A common stock. As of January 31, 2021, our co-founder and co-CEO Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.1 million restricted stock units (“RSUs”), which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as our Chairman and co-CEO, respectively, and their ability to control the election of our directors. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Chairman and a co-CEO, as well as with other executive officers, directors, and affiliates, which limits or precludes the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of January 31, 2021. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
The trading price of our Class A common stock has historically been volatile and could be subject to wide fluctuations in response to various factors such as those described below. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes. Further, the trading price of our Class A common stock has fluctuated significantly and may continue to fluctuate as a result of the COVID-19 pandemic and associated economic downturn. Additional risk factors that may affect the trading price of our securities, some of which are beyond our control and further magnified by the ongoing COVID-19 pandemic, include:
•overall performance of the equity markets;
•fluctuations in the valuation of companies perceived by investors to be comparable to us, such as high-growth or cloud companies, or in valuation metrics, such as our price to revenues ratio;
•guidance, as well as our ability to give guidance, as to our operating results and other financial metrics that we provide to the public, differences between our guidance and market expectations, our failure to meet our guidance, any withdrawal of previous guidance or changes from our historical guidance;
•the research and reports that securities or industry analysts publish about us or our business, and whether analysts who cover us downgrade our Class A common stock or publish unfavorable or inaccurate research about our business;
•variations in, and limitations of, the various financial and other metrics and modeling used by analysts in their research and reports about our business;
•announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances, or significant agreements by us or by our competitors;
•announcements of negative corporate developments by us or by our competitors and other high-growth or cloud companies including, among other things, any announcements related to security incidents;
•disruptions in our services due to computer hardware, software, or network problems;
•announcements of customer additions and customer cancellations or delays in customer purchases;
•recruitment or departure of key personnel;
•the economy as a whole, political and regulatory uncertainty, and market conditions in our industry and the industries of our customers;
•trading activity by directors, executive officers, and significant stockholders, or the perception in the market that the holders of a large number of shares intend to sell their shares;
•the exercise of rights held by certain of our stockholders, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders;
•the size of our market float and significant stock option exercises;
•any future issuances of our securities;
•environmental, social, governance, ethical, and other issues impacting our brand;

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
In addition, Section 203 of the DGCL imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock, which may discourage, delay, or prevent a change in control of our company.
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
Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. There is uncertainty as to whether a court would enforce this exclusive forum provision with respect to claims under the Securities Act. If a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
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
In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
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
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or abroad, limited availability of credit, reduction in business confidence and activity, decreased government spending, or economic uncertainty, all of which are being impacted by the ongoing COVID-19 pandemic, and its effects such as unemployment, may continue to affect one or more of the sectors or countries in which we sell our applications. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets, as has been the case with the COVID-19 pandemic. Alternatively, a strong dollar could reduce demand for our applications and services in countries with relatively weaker currencies.
Also, Brexit has created economic and political uncertainty, including volatility in the value of foreign currencies. While the UK and the EU reached a Trade Cooperation Agreement in December 2020, the impact of Brexit depends on the implementation of this agreement, as well as the terms of the UK’s future trade agreements with other countries and such impact may not be fully realized for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our UK and global operations.
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
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in the United States, Canada, Europe, and Asia. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes or other extreme weather conditions. Additionally, we rely on internal technology systems, our website, and our network and third-party infrastructure and enterprise applications, which are located in a wide variety of regions, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, insurrection, pandemics or other public health emergencies (including the ongoing COVID-19 pandemic), or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and may endure system interruptions, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters, which includes operations and product development facilities, is located in Pleasanton, California. It consists of approximately 516,000 square feet of leased facilities, 677,000 square feet of owned facilities, and a 6.9 acre parcel of leased land. The land lease will expire in 2108. In addition, we lease office space in various locations, including North America, Europe, and Asia Pacific, and data center capacity throughout North America and Europe.
We lease certain office space within our corporate headquarters from an affiliate of our Chairman, Mr. Duffield. We obtained independent evaluations of current market rates at the time of lease negotiations with the goal of leasing at a rate comparable to the current market price. During fiscal 2021, we entered into an agreement with this affiliated party for a fee of $1.5 million for an option to purchase these leased facilities at a price based on third-party appraisals and negotiation between Workday and the affiliated party (the “Leased Property Purchase Option”). On February 23, 2021, our Board of Directors approved the exercise of the Leased Property Purchase Option. The purchase of these leased facilities is expected to be completed in the first quarter of fiscal 2022. For further information, see Note 12, Leases, and Note 22, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “WDAY”. Our Class B common stock is not listed or traded on any stock exchange.
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
Stockholders
As of February 26, 2021, there were 17 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 77 stockholders of record of our Class B common stock.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.
Stock Performance Graph
The following shall not be deemed “soliciting material” or deemed “filed” for purposes of Section 18 of the Exchange Act, or subject to Regulation 14A or 14C, other than as provided by this Item 5, or to the liabilities of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2016, in our Class A common stock, the S&P 500 Index, and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$400
$350
$300
$250
$200
$150
$100
$50
01/31/2016
01/31/2017
01/31/2018
01/31/2019
01/31/2020
01/31/2021
Workday, Inc.
S&P 500 Index
S&P 1500 Application Software Index

Company/Index	1/31/2016	1/31/2017	1/31/2018	1/31/2019	1/31/2020	1/31/2021
Workday, Inc.	$100.00	$131.87	$190.27	$288.10	$293.02	$361.10
S&P 500 Index	100.00	120.03	151.72	148.20	180.31	211.39
S&P 1500 Application Software Index	100.00	127.01	187.57	226.35	302.40	398.98
Recent Sales of Unregistered Securities
During the three months ended January 31, 2021, we issued 1.4 million shares of our unregistered Class A common stock to warrant holders who net exercised their warrants related to our 1.50% convertible senior notes due July 15, 2020 (“2020 Notes”). This share amount represents the number of warrants exercised multiplied by the difference between the exercise price of the warrants and their daily volume weighted-average stock price.
For further information regarding the above transactions, see Note 11, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. These shares of our Class A common stock were issued in an exchange pursuant to Section 3(a)(9) of the Securities Act. We did not receive any proceeds from the warrant exercises, nor were they subject to underwriting discounts or commissions.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended January 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2020 - November 30, 2020	—	$—	—	—
December 1, 2020 - December 31, 2020	—	—	—	—
January 1, 2021 - January 31, 2021(1)	164	228.56	—	—
Total	164	$228.56	—	—
(1)The shares purchased represent the exercise of the convertible note hedges relating to the partial early conversion of the 2022 Notes. For further information, see Note 11, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

	Year Ended January 31,
	2021	2020	2019	2018	2017
					As Adjusted(2)

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Subscription services	$3,788,452	$3,096,389	$2,385,769	$1,787,833	$1,290,733
Professional services	529,544	530,817	436,411	355,217	283,707
Total revenues	4,317,996	3,627,206	2,822,180	2,143,050	1,574,440
Costs and expenses (1):
Costs of subscription services	611,912	488,513	379,877	273,461	213,389
Costs of professional services	586,220	576,745	455,073	355,952	270,156
Product development	1,721,222	1,549,906	1,211,832	910,584	680,531
Sales and marketing	1,233,173	1,146,548	891,345	683,367	565,328
General and administrative	414,068	367,724	347,337	222,909	198,122
Total costs and expenses	4,566,595	4,129,436	3,285,464	2,446,273	1,927,526
Operating income (loss)	(248,599)	(502,230)	(463,284)	(303,223)	(353,086)
Other income (expense), net	(26,535)	19,783	39,532	(11,563)	(32,427)
Loss before provision for (benefit from) income taxes	(275,134)	(482,447)	(423,752)	(314,786)	(385,513)
Provision for (benefit from) income taxes	7,297	(1,773)	(5,494)	6,436	(814)
Net loss	$(282,431)	$(480,674)	$(418,258)	$(321,222)	$(384,699)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.19)	$(2.12)	$(1.93)	$(1.55)	$(1.94)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	237,019	227,185	216,789	207,774	198,214

(1)Costs and expenses include share-based compensation expenses as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019	2018	2017
Costs of subscription services	$63,253	$49,919	$36,754	$26,280	$20,773
Costs of professional services	101,869	80,401	55,535	37,592	26,833
Product development	505,376	434,188	320,876	229,819	166,529
Sales and marketing	202,819	176,758	132,810	100,762	86,229
General and administrative	131,537	118,614	127,443	83,972	78,265
(2)The summary consolidated statement of operations data for the year ended January 31, 2017, reflects the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).

	As of January 31,
	2021	2020	2019	2018	2017
					As Adjusted(3)

		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,384,181	$731,141	$638,554	$1,134,355	$539,923
Marketable securities	2,151,472	1,213,432	1,139,864	2,133,495	1,456,822
Working capital	519,413	125,218	269,905	1,898,104	1,239,202
Property and equipment, net	972,403	936,179	796,907	546,609	365,877
Operating lease right-of-use assets	414,143	290,902	—	—	—
Total assets	8,718,411	6,816,365	5,520,746	4,947,424	3,268,282
Total unearned revenue	2,636,735	2,309,203	1,949,270	1,537,147	1,221,543
Total debt	1,795,014	1,262,286	1,204,778	1,491,354	534,423
Total operating lease liabilities	443,051	307,572	—	—	—
Total liabilities	5,440,577	4,329,814	3,562,304	3,367,059	1,991,674
Total stockholders’ equity	3,277,834	2,486,551	1,958,442	1,580,365	1,276,608
(3)The summary consolidated balance sheet data as of January 31, 2017, reflects the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

	Year Ended January 31,
	2021	2020	2019	2018	2017
					As Adjusted(4)

	(in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$1,268,441	$864,598	$606,658	$465,727	$350,626
(4)The summary consolidated cash flow data for the year ended January 31, 2017, reflects the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
The following discussion of our financial condition and results of operations covers fiscal 2021 and 2020 items and year-over-year comparisons between fiscal 2021 and 2020. Discussions of fiscal 2019 items and year-over-year comparisons between fiscal 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, that was filed with the SEC on March 3, 2020.
Overview
Workday delivers financial management, spend management, human capital management, planning, and analytics and benchmarking applications designed for the world’s largest companies, educational institutions, and government agencies. With Workday, our customers have a unified system that can help them plan, execute, analyze, and extend to other applications and environments, thereby helping them continuously adapt how they manage their businesses and operations. Our diverse customer base includes medium-sized and large, global companies within numerous industry categories, including technology, financial services, business and professional services, healthcare and life sciences, manufacturing, retail, and hospitality, as well as educational institutions, government agencies, and nonprofit organizations.
We have achieved significant growth in a relatively short period of time, with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we have incurred net losses on a GAAP basis in each period since our inception in 2005, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues will decrease over the longer term as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs.
We plan to reinvest a significant portion of our incremental revenues in future periods to grow our business. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling applications and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia, by investing in product development and customer support to address the business needs of local markets, increasing our sales and marketing organizations, acquiring and leasing additional office space, and expanding our ecosystem of service partners to support local deployments. We expect to make further significant investments in our data center capacity and equipment as we plan for future growth. We are also investing in personnel to support our growing customer base.
We regularly evaluate acquisition and investment opportunities in complementary businesses, employee teams, services, technologies, and intellectual property rights in an effort to expand our product and service offerings. For example, we acquired Adaptive Insights in fiscal 2019 and Scout in fiscal 2020, and we recently announced our intent to acquire Peakon in fiscal 2022. We expect to continue making such acquisitions and investments in the future. While we remain focused on improving operating margins, these acquisitions and investments will increase our costs on an absolute basis in the near term. Many of these investments will occur in advance of experiencing any direct benefit from them and could make it difficult to determine if we are allocating our resources efficiently.
Since inception, we have also invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional service partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday, will drive additional customer subscriptions and continued growth in revenues. Due to our ability to leverage the expanding partner ecosystem, we expect the rate of professional services revenue growth to decline over time and continue to be lower than subscription revenue growth.

Impact of the COVID-19 Pandemic
In December 2019, a novel strain of coronavirus disease was reported, and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. In response to COVID-19, we have temporarily closed the majority of our offices; required most of our employees to work remotely; implemented travel restrictions; and postponed certain of our customer, industry, implementation partner, analyst, investor, and employee events and converted others to virtual-only experiences. Despite the economic challenges brought on by the COVID-19 pandemic, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy.
The COVID-19 pandemic created uncertainty in most industries and impacted our ability to generate new business during fiscal 2021. Despite this, we achieved solid new subscription bookings as demand for our products remained strong. Our operating margins for fiscal 2021 have been favorably impacted by our revenue growth outpacing headcount growth as well as the moderation of operating expenses in response to the COVID-19 pandemic. We do not anticipate the extent of the favorable margin impact experienced during fiscal 2021 to continue long-term as we remain committed to investing in our business to drive top line growth and to support our customer base.
Our near-term revenues are relatively predictable as a result of our subscription-based business model. However, if the economic uncertainty persists, we may continue to experience a negative impact on new business, customer renewals, sales and marketing efforts, revenue growth rates, customer deployments, customer solvency, product development, or other financial metrics, any of which could harm our business, operating results, and financial condition.
For further discussion of the potential impacts of the COVID-19 pandemic on our business, operating results, and financial condition, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
Components of Results of Operations
Revenues
We derive our revenues from subscription services and professional services. Subscription services revenue primarily consists of fees that give our customers access to our cloud applications, which include related customer support. Professional services revenue includes fees for deployment services, optimization services, and training.
Subscription services revenue accounted for 88% of our total revenues during fiscal 2021, and represented 96% of our total unearned revenue as of January 31, 2021. Subscription services revenue is driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Our consulting engagements are generally billed on a time and materials basis or a fixed price basis. For contracts billed on a time and materials basis, revenue is recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of the professional services performed. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As our professional services organization and the Workday-related consulting practices of our partner firms continue to develop, we expect these partners to increasingly contract directly with our subscription customers. As a result of this trend, and the increase of our subscription services revenue, we expect our professional services revenue as a percentage of total revenues to decline over time.
Costs and Expenses
Costs of subscription services revenue. Costs of subscription services revenue consist primarily of employee-related expenses associated with hosting our applications and providing customer support, data center expenses, and depreciation of computer equipment and software.

Costs of professional services revenue. Costs of professional services revenue consist primarily of employee-related expenses associated with these services, subcontractor expenses, and travel expenses.
Product development. Product development expenses consist primarily of employee-related expenses. We continue to focus our product development efforts on adding new features and applications, increasing functionality, and enhancing the ease of use of our cloud applications.
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
Results of Operations
Revenues
Our total revenues for fiscal 2021, 2020, and 2019 were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Subscription services	$3,788,452	$3,096,389	$2,385,769
Professional services	529,544	530,817	436,411
Total revenues	$4,317,996	$3,627,206	$2,822,180
Total revenues were $4.3 billion for fiscal 2021, compared to $3.6 billion for fiscal 2020, an increase of $691 million, or 19%. Subscription services revenue was $3.8 billion for fiscal 2021, compared to $3.1 billion for fiscal 2020, an increase of $692 million, or 22%. The increase in subscription services revenue was due primarily to an increased number of customer contracts as compared to the prior year. Professional services revenue was $530 million for fiscal 2021, compared to $531 million for fiscal 2020, a decrease of $1 million, or 0.2%. The decrease in professional services revenue was primarily due to decreases in training revenue and reimbursable travel expenses as a result of the COVID-19 pandemic, offset by increased professional services revenue due to Workday performing deployment and integration services for a greater number of customers.
Operating Expenses
GAAP operating expenses were $4.6 billion for fiscal 2021, compared to $4.1 billion for fiscal 2020, an increase of $437 million, or 11%. The increase in GAAP operating expenses included increases of $329 million in employee-related expenses driven by higher average headcount, $79 million related to a one-time cash bonus paid to non-executive employees in the first quarter of fiscal 2021 to help accommodate unforeseen costs brought on by the COVID-19 pandemic (“COVID-19 one-time employee bonus”), $46 million in facilities and IT related expenses, $31 million in third-party expenses for hardware maintenance and data center capacity, and $21 million in charitable donations, partially offset by a decrease of $92 million from reduced travel.
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
Non-GAAP operating expenses are calculated by excluding share-based compensation expenses and certain other expenses, which consist of employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets.

Non-GAAP operating expenses were $3.5 billion for fiscal 2021, compared to $3.1 billion for fiscal 2020, an increase of $308 million, or 10%. The increase in non-GAAP operating expenses included increases of $187 million in employee-related expenses driven by higher average headcount, $79 million related to the COVID-19 one-time employee bonus, $46 million in facilities and IT related expenses, $31 million in third-party expenses for hardware maintenance and data center capacity, and $21 million in charitable donations, partially offset by a decrease of $92 million from reduced travel.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Year Ended January 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$611,912	$(63,253)	$(34,799)	$513,860
Costs of professional services	586,220	(101,869)	(6,486)	477,865
Product development	1,721,222	(505,376)	(27,567)	1,188,279
Sales and marketing	1,233,173	(202,819)	(35,797)	994,557
General and administrative	414,068	(131,537)	(6,337)	276,194
Total costs and expenses	$4,566,595	$(1,004,854)	$(110,986)	$3,450,755

	Year Ended January 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$488,513	$(49,919)	$(40,326)	$398,268
Costs of professional services	576,745	(80,401)	(6,440)	489,904
Product development	1,549,906	(434,188)	(30,684)	1,085,034
Sales and marketing	1,146,548	(176,758)	(40,774)	929,016
General and administrative	367,724	(118,614)	(8,592)	240,518
Total costs and expenses	$4,129,436	$(859,880)	$(126,816)	$3,142,740

	Year Ended January 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$379,877	$(36,754)	$(31,395)	$311,728
Costs of professional services	455,073	(55,535)	(3,653)	395,885
Product development	1,211,832	(320,876)	(21,230)	869,726
Sales and marketing	891,345	(132,810)	(19,725)	738,810
General and administrative	347,337	(127,443)	(5,120)	214,774
Total costs and expenses	$3,285,464	$(673,418)	$(81,123)	$2,530,923
(1)Other operating expenses include amortization of acquisition-related intangible assets of $60 million, $72 million, and $49 million for fiscal 2021, 2020, and 2019, respectively. In addition, other operating expenses include employer payroll tax-related items on employee stock transactions of $51 million, $55 million, and $32 million for fiscal 2021, 2020, and 2019, respectively.
(2)See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $612 million for fiscal 2021, compared to $489 million for fiscal 2020, an increase of $123 million, or 25%. The increase in costs of subscription services included increases of $54 million in employee-related expenses driven by higher average headcount, $26 million in depreciation expense related to equipment in our data centers, $20 million in third-party expenses for hardware maintenance and data center capacity, and $18 million in facilities and IT related expenses.
Non-GAAP operating expenses in costs of subscription services were $514 million for fiscal 2021, compared to $398 million for fiscal 2020, an increase of $116 million, or 29%. The increase in costs of subscription services included increases of $41 million in employee-related expenses driven by higher average headcount, $26 million in depreciation expense related to equipment in our data centers, $20 million in third-party expenses for hardware maintenance and data center capacity, and $18 million in facilities and IT related expenses.

We expect GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
GAAP operating expenses in costs of professional services were $586 million for fiscal 2021, compared to $577 million for fiscal 2020, an increase of $9 million, or 2%. The increase in costs of professional services included increases of $28 million in employee-related expenses driven by higher average headcount and $12 million related to the COVID-19 one-time employee bonus, offset by decreases of $16 million from reduced travel and $14 million in reduced subcontractor expenses.
Non-GAAP operating expenses in costs of professional services were $478 million for fiscal 2021, compared to $490 million for fiscal 2020, a decrease of $12 million, or 2%. The decrease in costs of professional services included decreases of $16 million from reduced travel and $14 million in reduced subcontractor expenses, offset by an increase of $12 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.
Product Development
GAAP operating expenses in product development were $1.7 billion for fiscal 2021, compared to $1.5 billion for fiscal 2020, an increase of $171 million, or 11%. The increase in product development expenses included increases of $134 million in employee-related expenses driven by higher average headcount and $31 million related to the COVID-19 one-time employee bonus, partially offset by a decrease of $15 million from reduced travel.
Non-GAAP operating expenses in product development were $1.2 billion for fiscal 2021, compared to $1.1 billion for fiscal 2020, an increase of $103 million, or 10%. The increase in product development expenses included increases of $64 million in employee-related expenses driven by higher average headcount and $31 million related to the COVID-19 one-time employee bonus, partially offset by a decrease of $15 million from reduced travel.
We expect GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $1.2 billion for fiscal 2021, compared to $1.1 billion for fiscal 2020, an increase of $87 million, or 8%. The increase in sales and marketing expenses included increases of $88 million in employee-related expenses driven by higher average headcount, $25 million related to the COVID-19 one-time employee bonus, and $14 million related to marketing programs, partially offset by a decrease of $54 million from reduced travel.
Non-GAAP operating expenses in sales and marketing were $995 million for fiscal 2021, compared to $929 million for fiscal 2020, an increase of $66 million, or 7%. The increase in sales and marketing expenses included increases of $62 million in employee-related expenses driven by higher average headcount, $25 million related to the COVID-19 one-time employee bonus, and $14 million related to marketing programs, partially offset by a decrease of $54 million from reduced travel.
We expect GAAP and non-GAAP sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
GAAP operating expenses in general and administrative were $414 million for fiscal 2021, compared to $368 million for fiscal 2020, an increase of $46 million, or 13%. The increase in general and administrative expenses included increases of $24 million in employee-related expenses driven by higher average headcount, $21 million in charitable donations, and $6 million related to the COVID-19 one-time employee bonus, partially offset by a decrease of $6 million from reduced travel.
Non-GAAP operating expenses in general and administrative were $276 million for fiscal 2021, compared to $241 million for fiscal 2020, an increase of $36 million, or 15%. The increase in general and administrative expenses included increases of $21 million in charitable donations, $13 million in employee-related expenses driven by higher average headcount, and $6 million related to the COVID-19 one-time employee bonus, partially offset by a decrease of $6 million from reduced travel.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.

Operating Margins
GAAP operating margins improved from (13.8)% for fiscal 2020 to (5.8)% for fiscal 2021. Our GAAP operating margins for fiscal 2021 have been favorably impacted by our revenue growth outpacing headcount growth as well as moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel.
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
Non-GAAP operating margins improved from 13.4% for fiscal 2020 to 20.1% for fiscal 2021. Our non-GAAP operating margins for fiscal 2021 have been favorably impacted by our revenue growth outpacing headcount growth as well as moderation of operating expenses in response to the COVID-19 pandemic, including reduced travel.
Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Year Ended January 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(5.8)%	23.3%	2.6%	20.1%

	Year Ended January 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(13.8)%	23.7%	3.5%	13.4%

	Year Ended January 31, 2019
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(16.4)%	23.8%	2.9%	10.3%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
We had other expense, net of $27 million during fiscal 2021, as compared to other income, net of $20 million and $40 million during fiscal 2020 and 2019, respectively.
The decrease of $46 million in other income, net for fiscal 2021 compared to fiscal 2020 was primarily due to a decrease of $22 million in interest income on marketable securities from lower prevailing interest rates, a $20 million non-cash gain on our existing Scout investment recorded in prior year as part of the Scout acquisition, and an increase of $10 million in interest expense related to debt. The decrease was offset by an unrealized gain of $14 million on marketable equity investments in the current fiscal year.
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
See “Results of Operations—Operating Expenses” and “Results of Operations—Operating Margins” for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for fiscal 2021, 2020, and 2019.
Liquidity and Capital Resources
As of January 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $3.5 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of, in order from largest to smallest, U.S. treasury securities, commercial paper, money market funds, U.S. agency obligations, and corporate bonds. We have financed our operations primarily through customer payments, issuance of debt, and sales of equity securities.
We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to the remaining term of contracted noncancelable subscription agreements, which are not reflected on the balance sheet, and, if necessary, our borrowing capacity under our Revolving Credit Facility that provides for $750 million of unsecured financing, will be sufficient to meet our working capital, capital expenditure, and debt repayment needs over the next 12 months.

Our long-term future capital requirements depend on many factors, including the effects of the COVID-19 pandemic, customer growth rates, subscription renewal activity, timing and extent of development efforts, expansion of sales and marketing activities, introduction of new and enhanced services offerings, timing of construction or acquisition of additional facilities, investments, and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We also may choose to seek additional debt or equity financing.
Our cash flows for fiscal 2021, 2020, and 2019, were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$1,268,441	$864,598	$606,658
Investing activities	(1,241,624)	(896,922)	(842,784)
Financing activities	625,049	125,124	(256,711)
Effect of exchange rate changes	1,334	(282)	(614)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$653,200	$92,518	$(493,451)
Operating Activities
Cash provided by operating activities was $1.3 billion, $865 million, and $607 million for fiscal 2021, 2020, and 2019, respectively. The improvement in cash flows provided by operating activities during fiscal 2021, compared to the prior fiscal year, was primarily due to increases in sales and related cash collections as well as moderation of operating expenses related to our response to the COVID-19 pandemic, partially offset by higher cash operating expenses driven by higher average headcount.
We expect our business to continue to generate sufficient operating cash flows; however, if the COVID-19 pandemic worsens or is prolonged, our customers may continue to request payment timing concessions, which could materially impact the timing and predictability of our operating cash flows in any given period.
Investing Activities
Cash used in investing activities for fiscal 2021 was $1.2 billion, which was primarily comprised of a net cash outflow related to purchases and maturities of marketable securities of $930 million, capital expenditures for data center and office space projects of $253 million, and purchases of non-marketable investments of $67 million.
Cash used in investing activities for fiscal 2020 was $897 million, which was primarily comprised of a net cash outflow related to acquisition activity of $474 million, capital expenditures for data center and office space projects of $244 million, capital expenditures related to owned real estate projects of $99 million, purchases of non-marketable investments of $25 million, and the timing of purchases and maturities of marketable securities. These payments were partially offset by proceeds of $57 million from sales of marketable securities.
We expect capital expenditures for owned real estate projects to be approximately $170 million for fiscal 2022. This capital outlay is related to the purchase of the leased properties discussed in Note 12, Leases, and Note 22, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We expect capital expenditures, excluding owned real estate projects, to be approximately $270 million for fiscal 2022. These capital outlays will largely be used to expand the infrastructure of our data centers and to build out additional office space to support our growth.
Financing Activities
For fiscal 2021, cash provided by financing activities was $625 million, which was primarily comprised of net proceeds of $748 million from borrowing on the Term Loan and $149 million from the issuance of common stock from employee equity plans, partially offset by the principal payment of $250 million in connection with the conversion of the 2020 Notes.
For fiscal 2020, cash provided by financing activities was $125 million, which was primarily comprised of proceeds from the issuance of common stock from employee equity plans.

Our 2022 Notes became convertible at the option of the holders during the fourth quarter of fiscal 2021, and they continue to be convertible in the first quarter of fiscal 2022 since the trigger for early conversion was met. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material. We may receive additional conversion requests that require settlement during fiscal 2022. For further information, see Note 11, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Credit Agreement, our convertible senior notes, leases for office space and co-location facilities for data center capacity, and agreements for third-party hosted infrastructure platforms for business operations. As of January 31, 2021, our principal contractual cash obligations consisted of the following (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term Loan (1)	$768,608	$48,365	$167,631	$552,612	$—
0.25% Convertible senior notes due 2022 (2)	1,154,734	2,875	1,151,859	—	—
Operating leases (3)	482,439	100,678	170,599	115,484	95,678
Third-party hosted infrastructure platform obligations	423,730	41,000	91,000	291,730	—
Purchase obligations (4)	323,144	194,892	86,284	41,968	—
Total	$3,152,655	$387,810	$1,667,373	$1,001,794	$95,678
(1)Consists of principal and interest payments on the Term Loan. The interest obligation on the Term Loan included in the table above assumes interest rates consistent with those in effect for our Term Loan as of January 31, 2021. For further information, see Note 11, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)Consists of principal and interest payments on the 2022 Notes. For further information, see Note 11, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(3)We have entered into operating lease agreements for our office space, data centers, and other property and equipment with various expiration dates. These lease agreements often provide us with an option to renew. The amounts in the table above represent total lease payments based on contractual terms, excluding total imputed interest of $39 million.
(4)The purchase obligations in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. Additionally, purchase orders are not included in the table above since they represent authorizations to purchase rather than binding agreements.
Off-Balance Sheet Arrangements
Through January 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Revenue Recognition
We derive our revenues from subscription services and professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for services rendered.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.
Subscription Services Revenue
Subscription services revenue primarily consists of fees that provide customers access to one or more of our cloud applications for financial management, spend management, human capital management, planning, and analytics, with routine customer support. Revenue is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally three years or longer in length, billed annually in advance, and are generally noncancelable.
Professional Services Revenue
Professional services revenue primarily consists of consulting fees for deployment and optimization services, as well as training. Our consulting contracts are billed on a time and materials basis or a fixed price basis. For contracts billed on a time and materials basis, revenue is recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of the professional services performed.
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

Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018 (“2018 Notes”), with a principal amount of $350 million, which were subsequently converted by note holders during the second quarter of fiscal 2019. Concurrently, in June 2013, we issued 1.50% convertible senior notes due July 15, 2020, with a principal amount of $250 million, which were subsequently converted by note holders during the second quarter of fiscal 2021. In September 2017, we issued 0.25% convertible senior notes due October 1, 2022, with a principal amount of $1.15 billion (together with the 2018 Notes and 2020 Notes, referred to as the “Notes”). In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital.
Business Combinations, Goodwill, and Acquisition-Related Intangible Assets
Accounting for business combinations requires us to make significant estimates and assumptions. We allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded to goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, expected asset useful lives, royalty rates, and discount rates. The amounts and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The ongoing COVID-19 pandemic has resulted in negative impacts on global economies and financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts of the COVID-19 pandemic on our business, operating results, and financial condition, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of January 31, 2021, our most significant currency exposures were the euro, Canadian dollar, British pound, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $3.5 billion and $1.9 billion as of January 31, 2021, and 2020, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available-for-sale.” When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the impaired security, is recognized on the consolidated statement of operations.
An immediate increase of 100 basis points in interest rates would have resulted in a $10 million and $7 million market value reduction in our investment portfolio as of January 31, 2021, and 2020, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Interest Rate Risk on our Debt
In April 2020, we entered into a Credit Agreement pursuant to which the lenders would extend to Workday a senior unsecured Term Loan in an aggregate principal amount of $750 million and an unsecured Revolving Credit Facility in an aggregate principal amount of $750 million. The Term Loan and Revolving Credit Facility bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin that ranges from 0.000% to 0.625%, or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market plus a margin that ranges from 1.000% to 1.625%. The base rate is defined as the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market for a period of one month (but not less than zero) plus 1.00%. Actual margins under either election will be based on our consolidated leverage ratio.
As of January 31, 2021, the Term Loan had a carrying value of $729 million and there were no outstanding borrowings under the Revolving Credit Facility. The interest rate on the Term Loan was 1.38% as of January 31, 2021.
Because the interest rates applicable to borrowings under the Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. A hypothetical immediate increase of 100 basis points in interest rates would not have had a significant impact on our results of operations.

In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. The 2022 Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the 2022 Notes. However, the value of the 2022 Notes is exposed to interest rate risk. Generally, the fair value of the 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2022 Notes is affected by our stock price. The carrying value of the 2022 Notes was $1.1 billion as of January 31, 2021. The carrying value represents the liability component of the principal balance of the 2022 Notes as of January 31, 2021. The estimated fair value of the 2022 Notes was $1.8 billion as of January 31, 2021. The estimated fair value was determined based on the quoted bid price of the 2022 Notes in an over-the-counter market as of the last trading day for fiscal 2021, which was $159.87.
For further information, see Note 11, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORKDAY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workday, Inc. (the Company) as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

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

Auditing the Company's determination of distinct performance obligations and the allocation of the transaction price to these performance obligations was challenging. For example, there were nonstandard terms and conditions that required judgment to determine the distinct performance obligations and relative standalone selling prices were accounted for appropriately.

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
March 2, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workday, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workday, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and our report dated March 2, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
March 2, 2021

WORKDAY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	January 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,384,181	$731,141
Marketable securities	2,151,472	1,213,432
Trade and other receivables, net of allowance for credit losses of $14,267 and $6,762, respectively	1,032,484	877,578
Deferred costs	122,764	100,459
Prepaid expenses and other current assets	111,160	172,012
Total current assets	4,802,061	3,094,622
Property and equipment, net	972,403	936,179
Operating lease right-of-use assets	414,143	290,902
Deferred costs, noncurrent	271,796	222,395
Acquisition-related intangible assets, net	248,626	308,401
Goodwill	1,819,625	1,819,261
Other assets	189,757	144,605
Total assets	$8,718,411	$6,816,365
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$75,596	$57,556
Accrued expenses and other current liabilities	169,266	130,050
Accrued compensation	285,061	248,154
Unearned revenue	2,556,624	2,223,178
Operating lease liabilities	93,000	66,147
Debt, current	1,103,101	244,319
Total current liabilities	4,282,648	2,969,404
Debt, noncurrent	691,913	1,017,967
Unearned revenue, noncurrent	80,111	86,025
Operating lease liabilities, noncurrent	350,051	241,425
Other liabilities	35,854	14,993
Total liabilities	5,440,577	4,329,814
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10 million shares authorized as of January 31, 2021, and 2020; no shares issued and outstanding as of January 31, 2021, and 2020	—	—
Class A common stock, $0.001 par value; 750 million shares authorized as of January 31, 2021, and 2020; 184 million and 170 million shares issued and outstanding as of January 31, 2021, and 2020, respectively	184	170
Class B common stock, $0.001 par value; 240 million shares authorized as of January 31, 2021, and 2020; 59 million and 62 million shares issued and outstanding as of January 31, 2021, and 2020, respectively	58	61
Additional paid-in capital	6,254,936	5,090,187
Treasury stock, at cost; 0.1 million and 0 million shares as of January 31, 2021, and 2020, respectively	(12,384)	—
Accumulated other comprehensive income (loss)	(54,970)	23,492
Accumulated deficit	(2,909,990)	(2,627,359)
Total stockholders’ equity	3,277,834	2,486,551
Total liabilities and stockholders’ equity	$8,718,411	$6,816,365
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2021	2020	2019
Revenues:
Subscription services	$3,788,452	$3,096,389	$2,385,769
Professional services	529,544	530,817	436,411
Total revenues	4,317,996	3,627,206	2,822,180
Costs and expenses (1):
Costs of subscription services	611,912	488,513	379,877
Costs of professional services	586,220	576,745	455,073
Product development	1,721,222	1,549,906	1,211,832
Sales and marketing	1,233,173	1,146,548	891,345
General and administrative	414,068	367,724	347,337
Total costs and expenses	4,566,595	4,129,436	3,285,464
Operating income (loss)	(248,599)	(502,230)	(463,284)
Other income (expense), net	(26,535)	19,783	39,532
Loss before provision for (benefit from) income taxes	(275,134)	(482,447)	(423,752)
Provision for (benefit from) income taxes	7,297	(1,773)	(5,494)
Net loss	$(282,431)	$(480,674)	$(418,258)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.19)	$(2.12)	$(1.93)
Weighted-average shares used to compute net loss per share attributable to Class A and Class B common stockholders	237,019	227,185	216,789
(1)Costs and expenses include share-based compensation expenses as follows:

	Year Ended January 31,
	2021	2020	2019
Costs of subscription services	$63,253	$49,919	$36,754
Costs of professional services	101,869	80,401	55,535
Product development	505,376	434,188	320,876
Sales and marketing	202,819	176,758	132,810
General and administrative	131,537	118,614	127,443
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Net loss	$(282,431)	$(480,674)	$(418,258)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	2,926	(575)	(1,635)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $0, $839, and $660, respectively	(1,437)	2,392	2,534
Net change in market value of effective foreign currency forward exchange contracts, net of tax provision of $0, $3,216, and $6,386, respectively	(79,951)	22,484	44,705
Other comprehensive income (loss), net of tax	(78,462)	24,301	45,604
Comprehensive loss	$(360,893)	$(456,373)	$(372,654)
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Year Ended January 31,
	2021	2020	2019
Common stock:
Balance, beginning of period	$231	$221	$211
Issuance of common stock under employee equity plans	9	10	8
Settlement of convertible senior notes	2	—	2
Balance, end of period	242	231	221
Additional paid-in capital:
Balance, beginning of period	5,090,187	4,105,334	3,354,423
Issuance of common stock under employee equity plans	148,664	125,663	37,746
Share-based compensation	1,003,726	858,809	652,404
Equity awards assumed in business combination	—	—	4,350
Exercise of convertible senior notes hedges	303,238	—	193,680
Settlement of convertible senior notes	(4)	—	(24)
Settlement of warrants	(290,875)	—	(137,245)
Cumulative effect of accounting changes	—	381	—
Balance, end of period	6,254,936	5,090,187	4,105,334
Treasury stock:
Balance, beginning of period	—	—	—
Issuance of common stock under employee equity plans	—	—	55,813
Exercise of convertible senior notes hedges	(303,239)	—	(193,679)
Settlement of convertible senior notes	—	—	17
Settlement of warrants	290,855	—	137,849
Balance, end of period	(12,384)	—	—
Accumulated other comprehensive income (loss):
Balance, beginning of period	23,492	(809)	(46,413)
Other comprehensive income (loss)	(78,462)	24,301	45,604
Balance, end of period	(54,970)	23,492	(809)
Accumulated deficit:
Balance, beginning of period	(2,627,359)	(2,146,304)	(1,727,856)
Net loss	(282,431)	(480,674)	(418,258)
Settlement of warrants	—	—	(617)
Cumulative effect of accounting changes	(200)	(381)	427
Balance, end of period	(2,909,990)	(2,627,359)	(2,146,304)
Total stockholders’ equity	$3,277,834	$2,486,551	$1,958,442

	Year Ended January 31,
	2021	2020	2019
Common stock (in shares):
Balance, beginning of period	231,708,391	222,052,063	211,977,495
Issuance of common stock under employee equity plans	9,371,466	9,656,111	9,011,223
Settlement of warrants	1,587,375	—	1,063,380
Purchase of treasury stock from the exercise of convertible senior notes hedges	(1,654,921)	—	(1,457,548)
Settlement of convertible senior notes	1,654,472	217	1,457,513
Balance, end of period	242,666,783	231,708,391	222,052,063
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(282,431)	$(480,674)	$(418,258)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	293,657	276,278	198,111
Share-based compensation expenses	1,004,854	859,571	652,465
Amortization of deferred costs	112,647	90,641	71,238
Amortization of debt discount and issuance costs	53,693	54,034	59,974
Non-cash lease expense	84,376	67,325	—
Other	(12,311)	(35,063)	(53,195)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(159,240)	(176,141)	(160,527)
Deferred costs	(184,353)	(149,168)	(131,996)
Prepaid expenses and other assets	52,117	(17,736)	(16,344)
Accounts payable	(3,476)	20,293	5,877
Accrued expenses and other liabilities	(18,472)	220	54,895
Unearned revenue	327,380	355,018	344,418
Net cash provided by (used in) operating activities	1,268,441	864,598	606,658
Cash flows from investing activities:
Purchases of marketable securities	(2,731,885)	(1,797,468)	(1,989,868)
Maturities of marketable securities	1,802,334	1,686,643	2,090,693
Sales of marketable securities	10,627	56,508	949,970
Owned real estate projects	(6,116)	(99,308)	(181,180)
Capital expenditures, excluding owned real estate projects	(253,380)	(243,694)	(202,507)
Business combinations, net of cash acquired	—	(473,603)	(1,474,337)
Purchase of other intangible assets	(2,950)	(850)	(10,450)
Purchases of non-marketable equity and other investments	(67,482)	(25,393)	(43,016)
Sales and maturities of non-marketable equity and other investments	7,228	252	17,911
Other	—	(9)	—
Net cash provided by (used in) investing activities	(1,241,624)	(896,922)	(842,784)
Cash flows from financing activities:
Proceeds from borrowings on Term Loan, net of debt discount and issuance costs	747,795	—	—
Payments on convertible senior notes	(250,012)	(30)	(350,030)
Payments on Term Loan	(18,750)	—	—
Proceeds from issuance of common stock from employee equity plans	148,673	125,673	93,567
Other	(2,657)	(519)	(248)
Net cash provided by (used in) financing activities	625,049	125,124	(256,711)
Effect of exchange rate changes	1,334	(282)	(614)
Net increase (decrease) in cash, cash equivalents, and restricted cash	653,200	92,518	(493,451)
Cash, cash equivalents, and restricted cash at the beginning of period	734,721	642,203	1,135,654
Cash, cash equivalents, and restricted cash at the end of period	$1,387,921	$734,721	$642,203
See Notes to Consolidated Financial Statements

	Year Ended January 31,
	2021	2020	2019
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$14,373	$3,306	$38
Cash paid for income taxes	9,939	9,010	6,007
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	54,792	46,027	56,308

	As of January 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows
Cash and cash equivalents	$1,384,181	$731,141	$638,554
Restricted cash included in Prepaid expenses and other current assets	3,602	3,459	3,519
Restricted cash included in Other assets	138	121	130
Total cash, cash equivalents, and restricted cash	$1,387,921	$734,721	$642,203
See Notes to Consolidated Financial Statements

Workday, Inc.
Notes to Consolidated Financial Statements
Note 1. Overview and Basis of Presentation
Company and Background
Workday delivers financial management, spend management, human capital management, planning, and analytics applications designed for the world’s largest companies, educational institutions, and government agencies. We offer innovative and adaptable technology focused on the consumer internet experience and cloud delivery model. Our applications are designed for global enterprises to manage complex and dynamic operating environments. We provide our customers highly adaptable, accessible, and reliable applications to manage critical business functions that help enable them to optimize their financial and human resources. We were originally incorporated in March 2005 in Nevada, and in June 2012, we reincorporated in Delaware.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2021, for example, refer to the fiscal year ended January 31, 2021.
Basis of Presentation
These consolidated financial statements have been prepared in accordance with GAAP and include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, judgments, and assumptions include, but are not limited to, the determination of the fair value and useful lives of assets acquired and liabilities assumed through business combinations, the period of benefit for deferred commissions, the fair value of certain equity awards, and the valuation of non-marketable equity investments. Actual results could differ from those estimates and such differences could be material to our consolidated financial statements.
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by chief operating decision makers (“CODMs”) in deciding how to allocate resources and assessing performance. For fiscal 2021, our CODMs were our co-chief executive officers, Aneel Bhusri and Chano Fernandez. Our CODMs allocate resources and assess performance based upon discrete financial information at the consolidated level.
Note 2. Accounting Standards and Significant Accounting Policies
Summary of Significant Accounting Policies
Revenue Recognition
We derive our revenues from subscription services and professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for services rendered.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.

Subscription Services Revenue
Subscription services revenue primarily consists of fees that provide customers access to one or more of our cloud applications for financial management, spend management, human capital management, planning, and analytics, with routine customer support. Revenue is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally three years or longer in length, billed annually in advance, and are generally noncancelable.
Professional Services Revenue
Professional services revenue primarily consists of consulting fees for deployment and optimization services, as well as training. Our consulting contracts are billed on a time and materials basis or a fixed price basis. For contracts billed on a time and materials basis, revenue is recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of the professional services performed.
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
Fair Value Measurement
We measure our cash equivalents, marketable securities, and foreign currency derivative contracts at fair value at each reporting period using a fair value hierarchy that requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, we measure our non-marketable equity investments for which there has been an observable price change from an orderly transaction for identical or similar investments of the same issuer at fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
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
Debt Securities
Debt securities primarily consist of investments in U.S. treasury securities, U.S. agency obligations, corporate bonds, and commercial paper. We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in the accompanying consolidated balance sheets. Debt securities included in Marketable securities on the consolidated balance sheets consist of securities with original maturities greater than three months at the time of purchase.

When the fair value of a debt security is below its amortized cost, the amortized cost should be written down to its fair value if (i) it is more likely than not that management will be required to sell the impaired security before recovery of its amortized basis or (ii) management has the intention to sell the security. If neither of these conditions are met, we must determine whether the impairment is due to credit losses. To determine the amount of credit losses, we compare the present value of the expected cash flows of the security, derived by taking into account the issuer’s credit ratings and remaining payment terms, with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in Other income (expense), net on our consolidated statements of operations. Non-credit related impairment losses are recorded in Other comprehensive income (loss) (“OCI”).
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
Equity Investments
We determine at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). If the investment or other interest is determined to be a VIE, we must evaluate whether we are considered the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) has the obligation to absorb losses or the right to receive benefits from the VIE. For investments in VIEs in which we are considered the primary beneficiary, the assets, liabilities, and results of operations of the VIE are consolidated in our consolidated financial statements. As of January 31, 2021, there were no VIEs for which we were the primary beneficiary.
Equity Investments Accounted for Under the Equity Method
Investments in VIEs for which we are not the primary beneficiary or do not own a controlling interest but can exercise significant influence over the investee are accounted for under the equity method of accounting. These investments are measured at cost, less any impairment, plus or minus our share of earnings and losses and are included in Other assets on the consolidated balance sheets. Our share of earnings and losses are recorded in Other income (expense), net on the consolidated statements of operations.
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or have significant influence. These investments are included in Other assets on the consolidated balance sheets. We adjust the carrying values of non-marketable equity investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer. Additionally, we assess our non-marketable equity investments quarterly for impairment. Adjustments and impairments are recorded in Other income (expense), net on the consolidated statements of operations.
Non-marketable equity investments are valued using significant unobservable inputs or data in an inactive market. Valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data, and require our judgment due to the absence of market prices and inherent lack of liquidity. In addition, the determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments and the extent to which those differences would affect the fair values of those investments.
Our impairment analysis encompasses a qualitative and quantitative analysis of key factors including the investee’s financial metrics, market acceptance of the investee’s product or technology, other competitive products or technology in the market, general market conditions, and the rate at which the investee is using its cash. We also consider the impacts of the COVID-19 pandemic. These factors require significant judgment. If impairment is identified, we will assess the severity and duration of the impairment.
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

Marketable Equity Investments
We hold marketable equity investments over which we do not have a controlling interest or significant influence. Marketable equity investments are included in Marketable securities on the consolidated balance sheets. They are measured using quoted prices in active markets with changes recorded in Other income (expense), net on the consolidated statements of operations.
Trade and Other Receivables
Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for credit losses. We assess our allowance for credit losses on trade receivables by taking into consideration forecasts of future economic conditions, information about past events, such as our historical trend of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. The allowance for credit losses on trade receivables is recorded in operating expenses on our consolidated statements of operations. Other receivables represent unbilled receivables related to subscription and professional services contracts.
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
Derivative Financial Instruments and Hedging Activities
We use derivative financial instruments to manage foreign currency exchange risk. Derivative instruments are carried at fair value and recorded as either an asset or liability on the consolidated balance sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments designated as cash flow hedges, which we use to hedge certain customer contracts denominated in foreign currencies, the gains or losses are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and subsequently reclassified to income in the same period that the underlying revenues are earned. For derivative instruments not designated as hedging instruments, which we use to hedge a portion of our net outstanding monetary assets and liabilities, the gains or losses are recorded in Other income (expense), net on the consolidated statement of operations in the period of change. We use nonderivative financial instruments designated as net investment hedges to hedge our net investment in certain foreign subsidiaries. The gains or losses, which are not material, are recorded in the currency translation adjustment component of AOCI and are reclassified to income in the period in which the hedged subsidiary is either sold or substantially liquidated.
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
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018, with a principal amount of $350 million, which were subsequently converted by note holders during the second quarter of fiscal 2019. Concurrently. in June 2013, we issued 1.50% convertible senior notes due July 15, 2020 with a principal amount of $250 million, which were subsequently converted by note holders during the second quarter of fiscal 2021. In September 2017, we issued 0.25% convertible senior notes due October 1, 2022, with a principal amount of $1.15 billion. In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital.
Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate to determine the present value of lease payments.
We recognize variable lease costs in our consolidated statement of operations in the period incurred. Variable lease costs include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor.
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that we will exercise such options. The remaining lease term of our leases generally ranges from less than one year to nine years.
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $85 million, $61 million, and $51 million for fiscal 2021, 2020, and 2019, respectively.
Share-Based Compensation
We measure and recognize compensation expense for share-based awards issued to employees and non-employees, including RSUs, performance-based restricted stock units (“PRSUs”), stock options, and purchases under the 2012 Employee Stock Purchase Plan (“ESPP”), on our consolidated statements of operations.
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
In our standard agreements with customers, we commit to defined levels of service availability and performance and, under certain circumstances, permit customers to receive credits in the event that we fail to meet those levels. In the event our failure to meet those levels triggers a termination right for a customer, we permit a terminating customer to receive a refund of prepaid amounts related to unused subscription services. To date, we have not experienced any significant failures to meet defined levels of availability and performance and, as a result, we have not accrued any liabilities related to these agreements on the consolidated financial statements.

Foreign Currency Exchange
The functional currency for certain of our foreign subsidiaries is the U.S. dollar, while others use local currencies. We translate the foreign functional currency financial statements to U.S. dollars for those entities that do not have the U.S. dollar as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded in AOCI on the consolidated balance sheets. Foreign currency transaction gains and losses are included in Other income (expense), net on the consolidated statements of operations.
Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, and trade and other receivables. Our deposits exceed federally insured limits.
No customer individually accounted for more than 10% of trade and other receivables, net as of January 31, 2021, or 2020. No customer individually accounted for more than 10% of total revenues during fiscal 2021, 2020, or 2019.
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
In addition, we rely upon third-party hosted infrastructure partners globally, including AWS and Dimension Data, to serve customers and operate certain aspects of our services, such as environments for development testing, training, sales demonstrations, and production usage. Given this, any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.
Other than the United States, no country individually accounted for more than 10% of total revenues for any of the periods on the consolidated financial statements.
Recently Adopted Accounting Pronouncements
ASU No. 2016-13
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities.
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
We adopted this standard effective February 1, 2020, using a prospective approach. The adoption of this new standard did not have a material impact on our consolidated financial statements. Subsequent impact on our consolidated financial statements will depend on the magnitude of implementation costs to be incurred. Implementation costs capitalized subsequent to adoption will be recognized in operating expenses on our consolidated statements of operations over the noncancelable period of the hosting arrangement plus any renewal periods reasonably certain to be taken.

ASU No. 2019-12
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies accounting guidance for certain tax matters, including franchise taxes and certain transactions that result in a step-up in tax basis of goodwill, and enacts changes in tax laws in interim periods. In addition, it eliminates a company’s need to evaluate certain exceptions relating to the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments, and interim period income tax accounting for year-to-date losses that exceed anticipated losses.
We adopted this standard effective February 1, 2020. We adopted the amendments in this update on a retrospective basis for the provision related to franchise taxes and prospectively for all other applicable amendments. The adoption of this new standard did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU No. 2020-04 and ASU No. 2021-01
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to GAAP guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate to alternative reference rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. We may elect to apply the amendments prospectively through December 31, 2022. The impact on our consolidated financial statements from the adoption of this standard is expected to be immaterial.
ASU No. 2020-06
In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Under ASU No. 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating earnings per share. This new standard is effective for our interim and annual periods beginning February 1, 2022, and earlier adoption is permitted. We intend to early adopt this standard effective February 1, 2021, using the modified retrospective approach. Adoption of the new standard is expected to result in a decrease to Accumulated deficit of approximately $140 million, a decrease to Additional paid-in capital of approximately $220 million, and an increase to Debt, current of approximately $80 million. There will be an immaterial impact on Property and equipment related to non-cash interest previously capitalized. If all of the 2022 Notes remain outstanding through maturity, non-cash interest expense will be reduced by approximately $45 million in fiscal 2022, and approximately $30 million in fiscal 2023.
Note 3. Investments
Debt Securities
As of January 31, 2021, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,054,146	$205	$(10)	$1,054,341
U.S. agency obligations	504,298	196	(49)	504,445
Corporate bonds	346,563	1,253	(14)	347,802
Commercial paper	664,262	—	—	664,262
	$2,569,269	$1,654	$(73)	$2,570,850
Included in Cash and cash equivalents	$440,678	$—	$—	$440,678
Included in Marketable securities	$2,128,591	$1,654	$(73)	$2,130,172

As of January 31, 2020, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$312,183	$492	$(5)	$312,670
U.S. agency obligations	169,613	99	(44)	169,668
Corporate bonds	504,434	2,476	—	506,910
Commercial paper	364,701	—	—	364,701
	$1,350,931	$3,067	$(49)	$1,353,949
Included in Cash and cash equivalents	$140,517	$—	$—	$140,517
Included in Marketable securities	$1,210,414	$3,067	$(49)	$1,213,432
The unrealized losses associated with our debt securities were immaterial as of January 31, 2021, and January 31, 2020, and we did not recognize any credit losses related to our debt securities during fiscal 2021, 2020, or 2019.
We sold $11 million, $6 million, and $950 million of debt securities during fiscal 2021, 2020, and 2019, respectively. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

		January 31,
	Consolidated Balance Sheets Location	2021	2020
Money market funds (1)	Cash and cash equivalents	$659,964	$386,909
Marketable equity investments (1)	Marketable securities	21,300	—
Equity investments accounted for under the equity method	Other assets	48,222	—
Non-marketable equity investments measured using the measurement alternative (2)	Other assets	73,142	59,026
		$802,628	$445,935
(1)Investments with readily determinable fair values.
(2)Investments in privately held companies without readily determinable fair values.
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Year Ended January 31,
	2021	2020	2019
Net realized gains (losses) recognized on equity investments sold	$1,667	$26,837	$8,333
Net unrealized gains (losses) recognized on equity investments held	18,425	6,057	32,127
Total net gains (losses) recognized in Other income (expense), net	$20,092	$32,894	$40,460
Equity Investments Accounted for Under the Equity Method
During the first quarter of fiscal 2021, we made an equity investment of $50 million in a limited partnership, which represents an ownership interest of approximately 6%. We determined that the limited partnership is a VIE because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. We do not have majority voting rights nor the power to direct the activities of this entity, and therefore, we are not the primary beneficiary. The investment is accounted for under the equity method of accounting as it is considered to be more than minor and we have the ability to exercise significant influence over the entity. The carrying value was $48 million as of January 31, 2021. There was no impairment loss recorded on this investment during fiscal 2021.

Non-Marketable Equity Investments Measured Using the Measurement Alternative
During fiscal 2021 and 2020, there were $9 million and $6 million in upward adjustments to the carrying values of non-marketable equity investments as measured under the measurement alternative. No material adjustments were made to the carrying value of the non-marketable equity investments during fiscal 2019, and no material impairment losses were recorded during fiscal 2021, 2020, or 2019. In addition, during fiscal 2020 we recognized a $20 million non-cash gain on the sale of a non-marketable equity investment as part of the Scout acquisition. See Note 7, Business Combinations for further details on the Scout acquisition.
Marketable Equity Investments
During fiscal 2021 and 2019, we recorded unrealized gains on marketable equity investments of $14 million and $34 million, respectively. There were no unrealized gains or losses recorded during fiscal 2020. During fiscal 2020, we sold $51 million of marketable equity investments, with a corresponding gain recognized of $7 million. There were no sales of marketable equity investments during fiscal 2021 or 2019.
Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$1,054,341	$—	$—	$1,054,341
U.S. agency obligations	—	504,445	—	504,445
Corporate bonds	—	347,802	—	347,802
Commercial paper	—	664,262	—	664,262
Money market funds	659,964	—	—	659,964
Marketable equity investments	21,300	—	—	21,300
Foreign currency derivative assets	—	3,221	—	3,221
Total assets	$1,735,605	$1,519,730	$—	$3,255,335
Foreign currency derivative liabilities	$—	$49,456	$—	$49,456
Total liabilities	$—	$49,456	$—	$49,456
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

Fair Value Measurements of Other Financial Instruments
In April 2020, we entered into a Credit Agreement pursuant to which the lenders extended to Workday a senior unsecured Term Loan in an aggregate principal amount of $750 million and an unsecured Revolving Credit Facility in an aggregate principal amount of $750 million. As of January 31, 2021, the carrying value of the Term Loan was $729 million, and there were no outstanding borrowings under the Revolving Credit Facility. The estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, approximates its carrying value because it is a floating rate facility. For further information, see Note 11, Debt.
The following table presents the carrying amounts and estimated fair values of our outstanding Notes which are not recorded at fair value on the consolidated balance sheets (in thousands):

	January 31, 2021		January 31, 2020
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
1.50% Convertible senior notes due 2020	$—	$—	$244,319	$571,057
0.25% Convertible senior notes due 2022	1,065,601	1,838,448	1,017,967	1,587,978
The carrying amounts of the Notes represent the liability components of the principal balances as of January 31, 2021, and 2020. The estimated fair values of the Notes, which we have classified as Level 2 financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of fiscal 2021 and 2020. As of January 31, 2021, the if-converted value of the 2022 Notes exceeded the principal amount by $629 million. The if-converted value was determined based on the closing price of our common stock of $227.53 on the last trading day of fiscal 2021. For further information, see Note 11, Debt.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $395 million and $323 million as of January 31, 2021, and 2020, respectively. Amortization expense for the deferred costs was $113 million, $91 million, and $71 million for fiscal 2021, 2020, and 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2021	2020
Land and land improvements	$37,065	$38,737
Buildings	494,599	489,028
Computers, equipment, and software	931,456	723,482
Furniture and fixtures	54,193	51,917
Leasehold improvements	204,273	189,668
Property and equipment, gross	1,721,586	1,492,832
Less accumulated depreciation and amortization	(749,183)	(556,653)
Property and equipment, net	$972,403	$936,179
Depreciation expense totaled $231 million, $201 million, and $147 million for fiscal 2021, 2020, and 2019, respectively. No interest costs were capitalized to Property and equipment, net during fiscal 2021. Interest costs capitalized to Property and equipment, net totaled $6 million and $11 million for fiscal 2020 and 2019, respectively.
Note 7. Business Combinations
Fiscal 2020
Scout Acquisition
On December 9, 2019, we acquired all outstanding stock of Scout, a cloud-based platform for strategic sourcing and supplier engagement, for total purchase consideration of $513 million, attributable to cash consideration of $485 million and the fair value of a previously held equity interest of $28 million. The acquisition of Scout helps accelerate our ability to deliver a comprehensive source-to-pay solution to our customers.

The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill as shown below. The purchase consideration allocation, which includes measurement period adjustments, was as follows (in thousands):

Acquisition-related intangible assets	$63,400
Other assets acquired	37,087
Liabilities assumed	(17,270)
Total purchase consideration, inclusive of previously held equity interest	513,492
Estimated goodwill	$430,275
The fair values and estimated useful lives of the acquired intangible assets by category were as follows (in thousands, except years):

	Estimated Fair Values	Estimated Useful Lives (in Years)
Trade name	$400	1
Developed technology	28,000	5
Customer relationships	35,000	10
Total acquisition-related intangible assets	$63,400	8
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
Fiscal 2019
Adaptive Insights Acquisition
On August 1, 2018, we acquired all outstanding stock of Adaptive Insights for $1.5 billion. The acquisition of Adaptive Insights, a cloud-based provider of business planning software, strengthened our product portfolio and helps enable our customers to better plan, execute, and analyze in one system.
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
The fair values and estimated useful lives of the acquired intangible assets by category were as follows (in thousands, except years):

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
Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	January 31,
	2021	2020
Developed technology	$218,400	$218,400
Customer relationships	223,000	224,000
Trade name	12,000	12,400
Backlog	11,000	11,000
Acquisition-related intangible assets, gross	464,400	465,800
Less accumulated amortization	(215,774)	(157,399)
Acquisition-related intangible assets, net	$248,626	$308,401
Amortization expense related to acquisition-related intangible assets was $60 million, $72 million, and $49 million for fiscal 2021, 2020, and 2019, respectively.
As of January 31, 2021, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in thousands):

Fiscal Period:
2022	$52,833
2023	50,109
2024	38,933
2025	27,500
2026	22,833
Thereafter	56,418
Total	$248,626

Note 9. Other Assets
Other assets consisted of the following (in thousands):

	January 31,
	2021	2020
Non-marketable equity and other investments (1)	$85,868	$75,004
Equity investments accounted for under the equity method	48,222	—
Prepayments for goods and services	19,824	27,928
Technology patents and other intangible assets, net	17,766	17,898
Net deferred tax assets	9,985	6,912
Deposits	6,218	6,335
Derivative assets	173	9,529
Other	1,701	999
Total	$189,757	$144,605
(1)Included in non-marketable equity and other investments are investments in loan receivables of privately held companies, which are carried at amortized cost. The carrying values of these loan receivables were $13 million and $16 million as of January 31, 2021, and 2020, respectively. As of January 31, 2021, the allowance for credit losses on this balance was immaterial.
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of January 31, 2021, the future estimated amortization expense was as follows (in thousands):

Fiscal Period:
2022	$2,960
2023	2,688
2024	2,380
2025	1,900
2026	1,636
Thereafter	6,202
Total	$17,766
Note 10. Derivative Instruments
We conduct business on a global basis in multiple foreign currencies, subjecting Workday to foreign currency risk. To mitigate this risk, we utilize derivative hedging contracts as described below. We do not enter into any derivatives for trading or speculative purposes.
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
Foreign currency forward contracts designated as cash flow hedges are recorded on the consolidated balance sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in AOCI on the consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the consolidated statements of operations in the same period that the underlying revenues are earned. As of January 31, 2021, we estimate that $8 million of net losses recorded in AOCI related to our foreign currency forward contracts designated as cash flow hedges will be reclassified into income within the next 12 months.
As of January 31, 2021, and 2020, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $1.3 billion and $908 million, respectively. The notional value represents the amount that will be bought or sold upon maturity of the forward contract. All contracts have maturities of less than 48 months.

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
As of January 31, 2021, and 2020, we had outstanding forward contracts not designated as hedges with total notional values of $175 million and $246 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Consolidated Balance Sheets Location	January 31,
		2021	2020
Derivative assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$2,073	$20,944
Foreign currency forward contracts designated as cash flow hedges	Other assets	173	9,529
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	975	2,801
Foreign currency forward contracts not designated as hedges	Other assets	—	—
Total derivative assets		$3,221	$33,274
Derivative liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$23,647	$1,211
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	24,586	1,809
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	1,162	976
Foreign currency forward contracts not designated as hedges	Other liabilities	61	—
Total derivative liabilities		$49,456	$3,996
The effect of foreign currency forward contracts designated as cash flow hedges on the consolidated statements of operations was as follows (in thousands):

		Year Ended January 31,
	Consolidated Statements of Operations Location	2021	2020
Total revenues	Revenues	$4,317,996	$3,627,206
Amount of gains (losses) related to foreign currency forward contracts designated as cash flow hedges	Revenues	18,780	6,142

Pre-tax gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Year Ended January 31,
		2021	2020	2019
Gains (losses) recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$(61,171)	$31,842	$44,079
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	18,780	6,142	(7,012)
Gains (losses) recognized in income (amount excluded from effectiveness testing and ineffective portion) (1)	Other income (expense), net	—	—	13,868
(1)Prior to the adoption of ASU No. 2017-12, Derivatives and Hedging (Topic 815), the changes in value of these foreign currency forward contracts resulting from changes in forward points were excluded from the assessment of hedge effectiveness and were recorded as incurred in Other income (expense), net on the consolidated statements of operations. Upon adoption of ASU No. 2017-12, we elected to prospectively include changes in the value of these contracts resulting from changes in forward points in the assessment of hedge effectiveness. These changes are recorded in AOCI on the consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the consolidated statements of operations in the same period that the underlying revenues are earned.
Gains (losses) associated with foreign currency forward contracts not designated as cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations Location	Year Ended January 31,
Derivative Type		2021	2020	2019
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$(4,095)	$3,671	$4,706
We are subject to master netting agreements with all of the counterparties of the foreign exchange contracts, under which we are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is our policy to present the derivatives gross on the consolidated balance sheets. Our foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. We manage our exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring outstanding positions.
As of January 31, 2021, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$9	$—	$9	$(9)	$—	$—
Counterparty B	2,968	—	2,968	(2,968)	—	—
Counterparty C	104	—	104	(104)	—	—
Counterparty D	140	—	140	(140)	—	—
Total	$3,221	$—	$3,221	$(3,221)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$7,724	$—	$7,724	$(9)	$—	$7,715
Counterparty B	19,401	—	19,401	(2,968)	—	16,433
Counterparty C	22,136	—	22,136	(104)	—	22,032
Counterparty D	195	—	195	(140)	—	55
Total	$49,456	$—	$49,456	$(3,221)	$—	$46,235

Note 11. Debt
Outstanding debt consisted of the following (in thousands):

	January 31, 2021	January 31, 2020
Term Loan, net of unamortized debt discounts of $1,682 and $0, respectively, and unamortized debt issuance costs of $155 and $0, respectively	$729,413	$—
2020 Notes, net of unamortized debt discounts of $0 and $5,319, respectively, and unamortized debt issuance costs of $0 and $307, respectively	—	244,319
2022 Notes, net of unamortized debt discounts of $79,562 and $124,403, respectively, and unamortized debt issuance costs of $4,771 and $7,630, respectively	1,065,601	1,017,967
Total debt	$1,795,014	$1,262,286
Less: debt, current	$(1,103,101)	$(244,319)
Total debt, noncurrent	$691,913	$1,017,967
As of January 31, 2021, contractual repayments and maturities of our outstanding debt were as follows (in thousands):

Fiscal Period:
2022	$37,500
2023	1,224,934
2024	75,000
2025	75,000
2026	468,750
Total	$1,881,184
Credit Agreement
In April 2020, we entered into a Credit Agreement pursuant to which the lenders extended to Workday a senior unsecured Term Loan in an aggregate principal amount of $750 million and an unsecured Revolving Credit Facility in an aggregate principal amount of $750 million.
The Term Loan and Revolving Credit Facility bear interest, at our option, at either (i) a floating rate per annum equal to the base rate plus a margin that ranges from 0% to 0.625%, or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market plus a margin that ranges from 1.000% to 1.625%. The base rate is defined as the greatest of (i) Bank of America’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market for a period of one month (but not less than zero) plus 1.00%. Actual margins under either election will be based on our consolidated leverage ratio, which is measured by dividing (a) our consolidated funded indebtedness as of the end of the fiscal quarter by (b) our consolidated EBITDA as defined in the Credit Agreement for the most recently completed four consecutive fiscal quarters.
The Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The financial covenant, based on a quarterly financial test, requires Workday not to exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at the election of Workday for a certain period following an Acquisition (as defined in the Credit Agreement). As of January 31, 2021, we were in compliance with all covenants.
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
We incurred fees of approximately $2 million in connection with entering into the agreement for the Term Loan. The fees paid to the lenders for the issuance of the debt are accounted for as a debt discount, while the remaining fees paid to third parties are accounted for as debt issuance costs. The debt discount and issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the contractual term of the arrangement.

As of January 31, 2021, the Term Loan had a carrying value of $729 million, of which $38 million is classified as current and $692 million is classified as noncurrent on the consolidated balance sheet. As of January 31, 2021, the interest rate on the Term Loan was 1.38% and the effective interest rate was 1.46%.
Revolving Credit Facility
The Revolving Credit Facility may be borrowed, repaid, and reborrowed until April 2, 2025, at which time all amounts borrowed must be repaid. We may request, no more than two times during the term of the Credit Agreement, that each revolving lender extend the maturity date for the revolving loans for one year. Additionally, we may request an increase in aggregate revolving commitments of up to $250 million at any time prior to April 2, 2025. The Revolving Credit Facility may be prepaid or permanently reduced by Workday without penalty or premium.
We are required to pay each revolving lender a commitment fee on a quarterly basis based on amounts committed but unused under the Revolving Credit Facility that ranges from 0.090% to 0.225% per annum, depending on our consolidated leverage ratio. The commitment fee is expensed as incurred and included within Other income (expense), net on the consolidated statement of operations.
We incurred fees of approximately $2 million in connection with entering into the agreement for the Revolving Credit Facility. The fees are recorded in Other assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement.
As of January 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility.
Convertible Senior Notes
In June 2013, we issued 0.75% convertible senior notes due July 15, 2018, with a principal amount of $350 million. The 2018 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 0.75% on January 15 and July 15 of each year. During fiscal 2019, the 2018 Notes were converted by note holders and we repaid the $350 million principal balance in cash. We also distributed approximately 1.5 million shares of our Class A common stock to note holders during fiscal 2019, which represented the conversion value in excess of the principal amount.
In June 2013, we issued 1.50% convertible senior notes due July 15, 2020, with a principal amount of $250 million. The 2020 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year. During fiscal 2021, the 2020 Notes were converted by note holders and we repaid the $250 million principal balance in cash. We also distributed approximately 1.7 million shares of our Class A common stock to note holders during fiscal 2021, which represents the conversion value in excess of the principal amount.
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
The terms of the 2022 Notes are governed by an Indenture by and between us and Wells Fargo Bank, National Association, as Trustee. Upon conversion, holders of the 2022 Notes will receive cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election.
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
The 2022 Notes became convertible at the option of the holders during the fourth quarter of fiscal 2021 and continue to be convertible in the first quarter of fiscal 2022 since the trigger for early conversion was met. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2022 Notes for more than 20 trading days during the 30 consecutive trading days ended October 31, 2020, and January 31, 2021. Accordingly, the 2022 Notes are classified as current on the consolidated balance sheet as of January 31, 2021. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material.
In accounting for the issuance of the Notes, we separated each of the Notes into liability and equity components. The carrying amounts of the liability components were calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amounts of the equity components representing the conversion option were determined by deducting the fair value of the liability components from the par value of the respective Notes. These differences represent debt discounts that are amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The gross carrying amounts of the equity components recorded were $77 million, $68 million, and $223 million for the 2018 Notes, 2020 Notes, and 2022 Notes, respectively, and were included in Additional paid-in capital on the consolidated balance sheets upon issuance. The equity components are not remeasured as long as they continue to meet the conditions for equity classification. The effective interest rate of the liability component was 5.75%, 6.25%, 4.60% for the 2018 Notes, 2020 Notes, and 2022 Notes, respectively. The interest rates were based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability components are being amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the respective terms of the Notes. The issuance costs attributable to the equity components were netted against the respective equity components in Additional paid-in capital. Upon issuance of the 2018 Notes, we recorded liability issuance costs of $7 million and equity issuance costs of $2 million; upon issuance of the 2020 Notes, we recorded liability issuance costs of $5 million and equity issuance costs of $2 million; and upon issuance of the 2022 Notes, we recorded liability issuance costs of $14 million and equity issuance costs of $4 million.
Notes Hedges
In connection with the issuance of the Notes, we entered into convertible note hedge transactions with respect to our Class A common stock (“Purchased Options”). The Purchased Options are intended to offset potential economic dilution to our Class A common stock upon any conversion of the Notes. The Purchased Options are separate transactions and are not part of the terms of the Notes. The amounts paid for the Purchased Options are included in Additional paid-in capital on the consolidated balance sheets.
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

Warrants
In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants (“Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 4.2 million shares over 60 scheduled trading days beginning in October 2018, 3.1 million shares over 60 scheduled trading days beginning in October 2020, and 7.8 million shares over 60 scheduled trading days beginning in January 2023 of our Class A common stock at an exercise price of $107.96, $107.96, and $213.96 per share, respectively. If the Warrants are not exercised on their exercise dates, they will expire. The Warrants will be net share settled, and the resulting number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over the 60 scheduled trading day period beginning on the first expiration date of the Warrants. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share, assuming that we are profitable. The Warrants are separate transactions and are not part of the terms of the Notes or the Purchased Options. The proceeds from the sale of the Warrants are recorded in Additional paid-in capital on the consolidated balance sheets.
During the third and fourth quarters of fiscal 2019, Warrants related to the 2018 Notes were exercised, and we distributed approximately 1.1 million shares of our Class A common stock to warrant holders primarily utilizing treasury stock. As of January 31, 2019, there were no Warrants outstanding related to the 2018 Notes.
During the third and fourth quarters of fiscal 2021, Warrants related to the 2020 Notes were exercised, and we distributed approximately 1.6 million shares of our Class A common stock to warrant holders primarily utilizing treasury stock. As of January 31, 2021, there were no Warrants outstanding related to the 2020 Notes.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt, net of amounts capitalized (in thousands):

	Year Ended January 31,
	2021	2020	2019
Contractual interest expense	$15,012	$6,624	$7,821
Interest cost related to amortization of debt issuance costs	3,196	3,531	4,172
Interest cost related to amortization of debt discount	50,497	54,007	59,277
Total interest expense	$68,705	$64,162	$71,270
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. As of January 31, 2021, and 2020, operating lease right-of-use assets were $414 million and $291 million, respectively, and operating lease liabilities were $443 million and $308 million, respectively. We have also entered into finance lease agreements for other property and equipment. As of January 31, 2021, and 2020, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

	Year Ended January 31,
	2021	2020
Operating lease cost	$94,183	$85,154
Short-term lease cost	14,544	16,260
Variable lease cost	17,708	17,845
Total operating lease cost	$126,435	$119,259

Prior to the adoption of ASU No. 2016-02, Leases (Topic 842) in the first quarter of fiscal 2020, we generally recognized rent expense on a straight-line basis over the period in which we benefited from the lease. Total rent expense associated with operating leases was $99 million for fiscal 2019.
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Year Ended January 31,
	2021	2020
Cash paid for operating lease liabilities	$87,450	$75,029
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities (1)	205,103	365,305
(1)Prior year activity includes $279 million for operating leases existing on February 1, 2019, and $86 million for operating leases that commenced during fiscal 2020.
Other information related to our operating leases was as follows:

	Year Ended January 31,
	2021	2020
Weighted average remaining lease term (in years)	6	6
Weighted average discount rate	1.73%	3.36%
As of January 31, 2021, maturities of operating lease liabilities were as follows (in thousands):

Fiscal period:
2022	$100,678
2023	90,492
2024	80,107
2025	68,846
2026	46,638
Thereafter	95,678
Total lease payments	482,439
Less imputed interest	(39,388)
Total	$443,051
As of January 31, 2021, there were no operating leases that had not yet commenced.
Related-Party Lease Transactions
We lease certain office space from an affiliate of our Chairman of the Board of Directors, Mr. Duffield, adjacent to our corporate headquarters in Pleasanton, California, under various lease agreements. As of January 31, 2021, and 2020, operating lease right-of-use assets related to these agreements were $134 million and $57 million, respectively, and operating lease liabilities were $146 million and $70 million, respectively. The weighted average remaining lease term of these agreements is eight years. The total rent expense under these agreements was $16 million, $13 million, and $11 million for fiscal 2021, 2020, and 2019, respectively.
During fiscal 2021, we entered into an agreement with this affiliated party for a fee of $2 million for an option to purchase these leased properties at a price based on third-party appraisals and negotiation between Workday and the affiliated party. If the Leased Property Purchase Option was not exercised by March 1, 2021, the existing lease agreements would have been automatically renewed for four years beyond the current lease end dates at rates determined based on independent third-party evaluations. We accounted for this arrangement, which was approved by our Board of Directors, as a lease modification during the third quarter of fiscal 2021, as we were not reasonably certain that the option to purchase the leased facilities would be exercised. As of January 31, 2021, this assessment did not change. On February 23, 2021, our Board of Directors approved the exercise of this Leased Property Purchase Option to purchase the leased properties. See Note 22, Subsequent Events for further details.

Note 13. Commitments and Contingencies
Third-Party Hosted Infrastructure Platform-Related Commitments
We have entered into noncancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. As of January 31, 2021, future noncancelable minimum payments under these agreements were approximately $424 million.
As of January 31, 2021, future noncancelable minimum payments for third-party hosted infrastructure platforms were as follows (in thousands):

Fiscal Period:
2022	$41,000
2023	42,000
2024	49,000
2025	44,000
2026	247,730
Total	$423,730
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of January 31, 2021, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 14. Stockholders’ Equity
Common Stock
As of January 31, 2021, there were 184 million shares of Class A common stock, net of treasury stock, and 59 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class A and Class B shares will convert to a single class of common stock upon the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A common stock and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, and (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). As of January 31, 2021, we had approximately 63 million shares of Class A common stock available for future grants.
In connection with the acquisition of Adaptive Insights, we assumed unvested awards that had been granted under the Adaptive Insights, Inc. 2013 Equity Incentive Plan.
We also have a 2012 Employee Stock Purchase Plan. Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1, and December 1, and exercisable on or about the succeeding November 30, and May 31, respectively, of each year. As of January 31, 2021, approximately 4 million shares of Class A common stock were available for issuance under the ESPP.

Restricted Stock Units
The Stock Plans provide for the issuance of RSUs to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during fiscal 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2020	11,914,064	$147.96
RSUs granted	8,188,933	152.70
RSUs vested	(5,761,931)	138.27
RSUs forfeited	(1,173,400)	150.73
Balance as of January 31, 2021	13,167,666	154.90
The weighted-average grant date fair value of RSUs granted during fiscal 2021, 2020, and 2019 was $152.70, $187.89, and $129.62, respectively. The total fair value of RSUs vested as of the vesting dates during fiscal 2021, 2020, and 2019 was $1.1 billion, $1.2 billion, and $801 million, respectively.
As of January 31, 2021, there was a total of $1.8 billion in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2021, 0.6 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSU awards will vest if the individual employee continues to provide service through the vesting date of March 15, 2021. During fiscal 2021, we recognized $91 million in compensation cost related to these PRSUs, and as of January 31, 2021, there was a total of $18 million in unrecognized compensation cost which is expected to be recognized over a weighted-average period of approximately two months.
During fiscal 2020, 0.6 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2020. During fiscal 2021, we recognized $19 million in compensation cost related to these PRSUs.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during fiscal 2021 is as follows (in millions, except share and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2020	3,435,577	$9.78	$601
Stock options exercised	(2,117,729)	6.70
Stock options canceled	(58,107)	40.27
Balance as of January 31, 2021	1,259,741	13.55	270
Vested and expected to vest as of January 31, 2021	1,257,398	13.52	269
Exercisable as of January 31, 2021	1,148,056	11.64	248
The total grant date fair value of stock options vested during fiscal 2021, 2020, and 2019 was $23 million, $37 million, and $29 million, respectively. The total intrinsic value of stock options exercised during fiscal 2021, 2020, and 2019 was $396 million, $407 million, and $261 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of vested and expected to vest stock options as of January 31, 2021, is approximately three years.
As of January 31, 2021, there was a total of $9 million in unrecognized compensation cost related to unvested assumed stock options, which is expected to be recognized over a weighted-average period of approximately one year.

The stock options that are exercisable as of January 31, 2021, have a weighted-average remaining contractual life of approximately two years. The weighted-average remaining contractual life of outstanding stock options as of January 31, 2021, is approximately three years.
There were no stock options granted during fiscal 2021, 2020, and 2019, and no stock options assumed during fiscal 2021 and 2020. The weighted-average grant date fair value of stock options assumed during fiscal 2019 was $100.69. The fair value of stock options assumed was estimated using the following assumptions:

Year Ended January 31, 2019
Expected volatility	31.5% - 34.3%
Expected term (in years)	0.03 - 2.42
Risk-free interest rate	2.10% - 2.72%
Dividend yield	—%
Employee Stock Purchase Plan
For fiscal 2021, approximately 1 million shares of Class A common shares were purchased under the ESPP at a weighted-average price of $148.65 per share, resulting in cash proceeds of $134 million.
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year Ended January 31,
	2021	2020	2019
Expected volatility	36.9% - 51.0%	36.9% - 41.7%	30.9% - 41.7%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.10% - 1.62%	1.62% - 2.50%	2.09% - 2.50%
Dividend yield	—%	—%	—%
Grant date fair value per share	$146.14 - $191.85	$167.80 - $191.88	$126.29 - $167.80
Note 15. Unearned Revenue and Performance Obligations
Subscription services revenue of $2.2 billion, $1.8 billion, and $1.4 billion was recognized during fiscal 2021, 2020, and 2019, respectively, that was included in the unearned revenue balances at the beginning of the respective periods. Professional services revenue recognized in the same periods from unearned revenue balances at the beginning of the respective periods was not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of January 31, 2021, approximately $10.09 billion of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $6.53 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of January 31, 2021, was not material.
Note 16. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Year Ended January 31,
	2021	2020	2019
Interest income	$18,788	$41,268	$42,461
Interest expense (1)	(68,806)	(58,685)	(60,209)
Other (2)	23,483	37,200	57,280
Other income (expense), net	$(26,535)	$19,783	$39,532

(1)Interest expense includes the contractual interest expense of the Term Loan and Notes, and the related non-cash interest expense attributable to amortization of the debt discounts and debt issuance costs, net of capitalized interest costs. For further information, see Note 11, Debt.
(2)Other includes the net gains (losses) from our equity investments, the commitment fee on the Revolving Credit Facility, and amortization of issuance costs on the Revolving Credit Facility. For further information, see Note 3, Investments and Note 11, Debt.

Note 17. Income Taxes
The components of loss before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Domestic	$(140,352)	$(256,772)	$(263,505)
Foreign	(134,782)	(225,675)	(160,247)
Total	$(275,134)	$(482,447)	$(423,752)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	1,524	438	270
Foreign	9,248	7,707	6,596
Total	10,772	8,145	6,866

Deferred:
Federal	(81)	(1,258)	(760)
State	(177)	(2,014)	(2,446)
Foreign	(3,217)	(6,646)	(9,154)
Total	(3,475)	(9,918)	(12,360)
Provision for (benefit from) income taxes	$7,297	$(1,773)	$(5,494)
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following:

	Year Ended January 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Foreign income at other than U.S. rates	(12.5)%	(10.7)%	(8.9)%
Intercompany transactions	1.0%	4.6%	3.7%
Research tax credits	26.6%	13.1%	12.6%
State taxes, net of federal benefit	(0.5)%	(0.1)%	(0.1)%
Changes in valuation allowance	(56.3)%	(48.3)%	(39.7)%
Stock compensation	19.0%	21.6%	12.7%
Other	(1.0)%	(0.8)%	—%
Total	(2.7)%	0.4%	1.3%
As a result of our history of net operating losses, the current provision for income taxes primarily relates to state income taxes and the current foreign provision from our profitable foreign entities. The foreign deferred income tax benefit primarily relates to the excess of tax benefit from share-based compensation in certain foreign jurisdictions.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2021	2020
Deferred tax assets:
Unearned revenue	$17,502	$20,613
Other reserves and accruals	23,021	20,691
Federal net operating loss carryforwards	752,346	746,020
State net operating loss and foreign tax attributes carryforwards	447,716	371,233
Property and equipment	13,093	11,235
Share-based compensation	77,815	72,055
Research and development credits	336,696	243,617
Intangibles	483,752	488,626
Operating lease liabilities	105,564	73,563
Other	40,603	19,904
Total deferred tax assets	2,298,108	2,067,557
Valuation allowance	(2,083,683)	(1,903,837)
Deferred tax assets, net of valuation allowance	214,425	163,720
Deferred tax liabilities:
Other	(22,992)	(28,517)
Deferred commissions	(81,125)	(61,459)
Operating lease right-of-use assets	(100,917)	(67,775)
Total deferred tax liabilities	(205,034)	(157,751)
Net deferred tax assets	$9,391	$5,969
We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred tax assets will be realized. In evaluating the need for a valuation allowance, we consider the cumulative losses in recent years as a significant piece of negative evidence that is generally difficult to overcome. As of January 31, 2021, we continue to maintain a full valuation allowance against our U.S. federal, state, and certain foreign jurisdiction deferred tax assets.
As of January 31, 2021, we recorded a valuation allowance of $2.1 billion for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred tax assets increased by $180 million and $340 million during fiscal 2021 and 2020, respectively. The increase in the valuation allowance during fiscal 2021 is mainly due to an increase in deferred tax assets on our net operating losses and research and development credits during the fiscal year.
As of January 31, 2021, we had approximately $3.8 billion of federal, $2.6 billion of state, and $1.9 billion of foreign net operating loss and other tax attributes carryforwards available to offset future taxable income. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2022 and 2041. The federal net operating losses generated in and after fiscal 2018 and the foreign net operating losses and other tax attributes do not expire and may be carried forward indefinitely.
We also had approximately $223 million of federal and $213 million of California research and development tax credit carryforwards as of January 31, 2021. The federal credits expire in varying amounts between fiscal 2023 and 2041. The California research credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law.
We intend to permanently reinvest any future earnings in our foreign operations unless such earnings are subject to U.S. federal income taxes. As of January 31, 2021, we estimate any such hypothetical foreign withholding tax expense to be immaterial to our financial statements.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Unrecognized tax benefits at the beginning of the period	$143,621	$130,771	$107,849
Additions for tax positions taken in prior years	4,640	309	10,586
Reductions for tax positions taken in prior years	(2,347)	—	—
Additions for tax positions related to the current year	15,158	13,109	12,336
Reductions related to a lapse of applicable statute of limitations	(807)	(568)	—
Reductions related to settlements	(403)	—	—
Unrecognized tax benefits at the end of the period	$159,862	$143,621	$130,771
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. We did not accrue any material interest expense or penalties during fiscal 2021, 2020, or 2019.
Of the total amount of unrecognized tax benefits of $160 million, $1 million, if recognized, would impact the effective tax rate as of January 31, 2021.
We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state and foreign tax authorities.
On June 22, 2020, the U.S. Supreme Court declined to hear the appeal of a ruling by the U.S. Court of Appeals for the Ninth Circuit regarding the treatment of stock-based compensation expenses in a cost-sharing agreement (Altera Corporation & Subsidiaries v. Commissioner). The U.S. Supreme Court decision resulted in an immaterial reduction in our deferred tax assets relative to the total gross deferred tax assets, which was fully offset by our valuation allowance. As a result, there was no net impact on our consolidated financial statements.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act includes temporary changes to income and non-income based tax laws. We evaluated the applicable provisions of the CARES Act and determined that there is no material impact to our financial results.
Note 18. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of treasury stock. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options, unvested RSUs and PRSUs, common stock related to convertible senior notes to the extent dilutive, outstanding warrants, and common stock issuable pursuant to the ESPP. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Year Ended January 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share attributable to Class A and Class B common stockholders:
Numerator:
Allocation of distributed net loss attributable to common stockholders	$(210,637)	$(71,794)	$(345,958)	$(134,716)	$(287,021)	$(131,237)
Denominator:
Weighted-average common shares outstanding	176,758	60,261	163,513	63,672	148,767	68,022
Basic and diluted net loss per share	$(1.19)	$(1.19)	$(2.12)	$(2.12)	$(1.93)	$(1.93)
Potentially dilutive securities that were not included in the calculation of diluted net loss per share because doing so would be anti-dilutive were as follows (in thousands):

	January 31,
	2021	2020	2019
Outstanding common stock options	1,260	3,436	5,781
Unvested RSUs and PRSUs	13,790	12,530	13,551
Shares related to the convertible senior notes	7,818	10,876	10,876
Shares subject to warrants related to the issuance of convertible senior notes	7,818	10,876	10,876
Shares issuable pursuant to the ESPP	416	491	402
Total	31,102	38,209	41,486
Note 19. Geographic Information
Disaggregation of Revenue
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenue by geography is generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2021	2020	2019
United States	$3,249,127	$2,741,427	$2,173,346
Other countries	1,068,869	885,779	648,834
Total	$4,317,996	$3,627,206	$2,822,180

Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	January 31,
	2021	2020
United States	$1,169,820	$1,064,292
Ireland	143,887	122,619
Other countries	72,839	40,170
Total	$1,386,546	$1,227,081
Note 20. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. We match a certain portion of employee contributions up to a fixed maximum per employee. Our contributions to the plan were $42 million, $36 million, and $28 million during fiscal 2021, 2020, and 2019, respectively.
Note 21. Selected Quarterly Financial Data (unaudited)
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in fiscal 2021 and 2020 (in thousands, except per share data):

	Quarter ended
	1/31/2021	10/31/2020	7/31/2020	4/30/2020	1/31/2020	10/31/2019	7/31/2019	4/30/2019
Consolidated Statements of Operations Data:
Total revenues	$1,131,684	$1,105,960	$1,061,967	$1,018,385	$976,299	$938,100	$887,752	$825,055
Operating loss	(73,311)	(14,077)	(16,754)	(144,457)	(146,097)	(110,250)	(122,497)	(123,386)
Net loss	(71,707)	(24,340)	(28,016)	(158,368)	(127,958)	(115,729)	(120,712)	(116,275)
Net loss per share, basic and diluted	(0.30)	(0.10)	(0.12)	(0.68)	(0.56)	(0.51)	(0.53)	(0.52)

Note 22. Subsequent Events
Peakon
On January 28, 2021, we entered into a definitive agreement to acquire Peakon ApS, an employee success platform that converts feedback into actionable insights, for consideration of approximately $700 million in cash, subject to adjustments. The acquisition is expected to close during our first quarter of fiscal 2022, subject to the satisfaction of customary closing conditions, including required regulatory approvals.
Exercise of Leased Property Purchase Option
As discussed in Note 12, Leases, we entered into an agreement with an affiliated party during fiscal 2021 which gives us the option to purchase certain leased properties. On February 23, 2021, our Board of Directors approved the exercise of this Leased Property Purchase Option to purchase the leased properties. This purchase provides long-term stability to our corporate headquarter footprint in Pleasanton, California. The purchase price is $173 million in cash, reduced by the $2 million fee paid for the Leased Property Purchase Option. The transaction is expected to be completed in the first quarter of fiscal 2022. The net carrying value of the properties purchased will be $159 million at the time of purchase, which is calculated as the net purchase price of $171 million, reduced by the difference between the carrying values of the right-of-use asset and lease liability of the leased properties immediately prior to the purchase of approximately $12 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.
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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
(c) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, despite the fact that the majority of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to understand the potential impact on their design and operating effectiveness.
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
With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
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
3. Exhibits

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	December 7, 2012	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	February 24, 2021	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	Description of Securities	10-K	001-35680	March 3, 2020	4.3
4.4	2020 Indenture dated June 17, 2013 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	June 17, 2013	4.2
4.5	2022 Indenture dated September 15, 2017 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	September 15, 2017	4.1
4.6	Supplemental Indenture to the 2020 Indenture dated January 2, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	January 2, 2018	4.3
4.7	Supplemental Indenture to the 2022 Indenture dated January 2, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	January 2, 2018	4.4
4.8	Second Supplemental Indenture to the 2020 Indenture dated April 27, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	10-Q	001-35680	June 1, 2018	4.1
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2005 Stock Plan, as amended	10-Q	001-35680	June 5, 2013	10.12
10.3†	2012 Equity Incentive Plan, as amended	DEF 14A	001-35680	April 27, 2018	Annex A
10.4†	2012 Equity Incentive Plan Forms of Award Agreements, as amended	10-K	001-35680	March 3, 2020	10.4
10.5†	2012 Employee Stock Purchase Plan, as amended	10-Q	001-35680	December 3, 2018	10.1
10.6†	Adaptive Insights, Inc. 2013 Equity Incentive Plan	S-8	333-226907	August 17, 2018	99.1
10.7†	Adaptive Insights, Inc. 2013 Equity Incentive Plan Forms of Award Agreements	S-8	333-226907	August 17, 2018	99.2
10.8†	Workday, Inc. Change in Control Policy	10-Q	001-35680	November 20, 2020	10.1

10.9†	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006	10-K	001-35680	March 31, 2014	10.9
10.10†	Offer Letter between Robynne Sisco and the Registrant dated August 23, 2012	10-Q	001-35680	June 1, 2016	10.11
10.11†	Offer Letter between Richard Sauer and the Registrant dated April 6, 2019	10-K	001-35680	March 3, 2020	10.11
10.12†	Offer Letter between Luciano G. Fernandez and the Registrant dated August 26, 2020	10-Q	001-35680	August 28, 2020	10.1
10.13	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-35680	March 31, 2014	10.11
10.14	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.15	Form of Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 17, 2013	99.3
10.16	Form of Warrant Confirmation (2020)	8-K	001-35680	June 17, 2013	99.4
10.17	Form of Additional Convertible Bond Hedge Confirmation (2020)	8-K	001-35680	June 24, 2013	99.3
10.18	Form of Additional Warrant Confirmation (2020)	8-K	001-35680	June 24, 2013	99.4
10.19	Form of Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.1
10.20	Form of Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.2
10.21	Form of Additional Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.3
10.22	Form of Additional Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.4
10.23	Credit Agreement, dated as of April 2, 2020, among Workday, certain subsidiaries of Workday, Bank of America, N.A., Wells Fargo Bank, National Association, Truist Bank, U.S. Bank National Association and the other L/C Issuers and Lenders party thereto	8-K	001-35680	April 6, 2020	10.1
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

†	Indicates a management contract or compensatory plan.
*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 2nd day of March, 2021.

WORKDAY, INC.

/s/ Robynne D. Sisco
Robynne D. Sisco President and Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
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

Signature	Title	Date

/s/ Aneel Bhusri	Co-Chief Executive Officer	March 2, 2021
Aneel Bhusri	(Principal Executive Officer)

/s/ Luciano Fernandez Gomez	Co-Chief Executive Officer	March 2, 2021
Luciano Fernandez Gomez	(Principal Executive Officer)

/s/ Robynne D. Sisco	President and Chief Financial Officer	March 2, 2021
Robynne D. Sisco	(Principal Financial and Accounting Officer)

/s/ Ann-Marie Campbell	Director	March 2, 2021
Ann-Marie Campbell

/s/ Christa Davies	Director	March 2, 2021
Christa Davies

Director
Lynne M. Doughtie

/s/ David A. Duffield	Director	March 2, 2021
David A. Duffield

/s/ Carl M. Eschenbach	Director	March 2, 2021
Carl M. Eschenbach

/s/ Michael C. Bush	Director	March 2, 2021
Michael C. Bush

/s/ Michael M. McNamara	Director	March 2, 2021
Michael M. McNamara

/s/ Michael A. Stankey	Director	March 2, 2021
Michael A. Stankey

/s/ George J. Still, Jr.	Director	March 2, 2021
George J. Still, Jr.

/s/ Lee J. Styslinger III	Director	March 2, 2021
Lee J. Styslinger III

/s/ Jerry Yang	Director	March 2, 2021
Jerry Yang