Form 10-Q
period 2021-04-30
Workday, Inc.
filed 2021-05-26
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of May 24, 2021, there were approximately 189 million shares of the registrant’s Class A common stock, net of treasury stock, and 58 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$959,358	$1,384,181
Marketable securities	2,035,171	2,151,472
Trade and other receivables, net	647,163	1,032,484
Deferred costs	123,828	122,764
Prepaid expenses and other current assets	140,277	111,160
Total current assets	3,905,797	4,802,061
Property and equipment, net	1,155,697	972,403
Operating lease right-of-use assets	280,943	414,143
Deferred costs, noncurrent	265,388	271,796
Acquisition-related intangible assets, net	401,220	248,626
Goodwill	2,362,166	1,819,625
Other assets	252,796	189,757
Total assets	$8,624,007	$8,718,411
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48,097	$75,596
Accrued expenses and other current liabilities	208,559	169,266
Accrued compensation	320,176	285,061
Unearned revenue	2,361,095	2,556,624
Operating lease liabilities	81,106	93,000
Debt, current	1,191,722	1,103,101
Total current liabilities	4,210,755	4,282,648
Debt, noncurrent	673,273	691,913
Unearned revenue, noncurrent	64,914	80,111
Operating lease liabilities, noncurrent	213,568	350,051
Other liabilities	56,056	35,854
Total liabilities	5,218,566	5,440,577
Stockholders’ equity:
Common stock	246	242
Additional paid-in capital	6,298,516	6,254,936
Treasury stock	(12,420)	(12,384)
Accumulated other comprehensive income (loss)	(60,421)	(54,970)
Accumulated deficit	(2,820,480)	(2,909,990)
Total stockholders’ equity	3,405,441	3,277,834
Total liabilities and stockholders’ equity	$8,624,007	$8,718,411
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenues:
Subscription services	$1,032,169	$881,956
Professional services	142,864	136,429
Total revenues	1,175,033	1,018,385
Costs and expenses (1):
Costs of subscription services	182,208	145,263
Costs of professional services	150,845	160,367
Product development	441,616	443,484
Sales and marketing	326,494	318,557
General and administrative	112,183	95,171
Total costs and expenses	1,213,346	1,162,842
Operating income (loss)	(38,313)	(144,457)
Other income (expense), net	(9,051)	(10,973)
Loss before provision for (benefit from) income taxes	(47,364)	(155,430)
Provision for (benefit from) income taxes	(842)	2,938
Net loss	$(46,522)	$(158,368)
Net loss per share, basic and diluted	$(0.19)	$(0.68)
Weighted-average shares used to compute net loss per share, basic and diluted	243,739	232,939

(1) Costs and expenses include share-based compensation expenses as follows:
	Three Months Ended April 30,
	2021	2020
Costs of subscription services	$20,717	$13,892
Costs of professional services	27,692	22,566
Product development	129,862	122,022
Sales and marketing	50,308	46,950
General and administrative	36,056	31,242
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Net loss	$(46,522)	$(158,368)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	218	(1,247)
Net change in unrealized gains (losses) on available-for-sale debt securities	(898)	2,974
Net change in market value of effective foreign currency forward exchange contracts	(4,771)	32,307
Other comprehensive income (loss)	(5,451)	34,034
Comprehensive loss	$(51,973)	$(124,334)
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Common stock:
Balance, beginning of period	$242	$231
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	4	4
Balance, end of period	246	235
Additional paid-in capital:
Balance, beginning of period	6,254,936	5,090,187
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	(1,361)	3,573
Share-based compensation	264,605	236,410
Exercise of convertible senior notes hedges	39	—
Settlement of convertible senior notes	(1)	—
Cumulative effect of accounting changes	(219,702)	—
Balance, end of period	6,298,516	5,330,170
Treasury stock:
Balance, beginning of period	(12,384)	—
Exercise of convertible senior notes hedges	(36)	—
Balance, end of period	(12,420)	—
Accumulated other comprehensive income (loss):
Balance, beginning of period	(54,970)	23,492
Other comprehensive income (loss)	(5,451)	34,034
Balance, end of period	(60,421)	57,526
Accumulated deficit:
Balance, beginning of period	(2,909,990)	(2,627,359)
Net loss	(46,522)	(158,368)
Cumulative effect of accounting changes	136,032	(200)
Balance, end of period	(2,820,480)	(2,785,927)
Total stockholders’ equity	$3,405,441	$2,602,004

	Three Months Ended April 30,
	2021	2020
Common stock (in shares):
Balance, beginning of period	242,667	231,708
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	3,562	3,462
Issuance of restricted stock awards	82	—
Balance, end of period	246,311	235,170
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(46,522)	$(158,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	82,463	71,514
Share-based compensation expenses	264,635	236,672
Amortization of deferred costs	31,614	26,060
Amortization of debt discount and issuance costs	997	14,840
Non-cash lease expense	22,230	18,369
Other	3,397	4,370
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	392,119	290,902
Deferred costs	(26,270)	(18,060)
Prepaid expenses and other assets	(35,566)	19,977
Accounts payable	(170)	(22,382)
Accrued expenses and other liabilities	(10,920)	(1,504)
Unearned revenue	(225,579)	(218,707)
Net cash provided by (used in) operating activities	452,428	263,683
Cash flows from investing activities:
Purchases of marketable securities	(765,395)	(553,985)
Maturities of marketable securities	857,408	381,398
Sales of marketable securities	12,457	5,279
Owned real estate projects	(171,423)	(2,487)
Capital expenditures, excluding owned real estate projects	(69,796)	(59,940)
Business combinations, net of cash acquired	(679,220)	—
Purchases of non-marketable equity and other investments	(45,767)	(52,250)
Sales and maturities of non-marketable equity and other investments	25	4,638
Other	(5)	—
Net cash provided by (used in) investing activities	(861,716)	(277,347)
Cash flows from financing activities:
Proceeds from borrowings on Term Loan, net of debt discount and issuance costs	—	497,795
Payments on convertible senior notes	(51)	(1)
Payments on Term Loan	(9,375)	—
Proceeds from issuance of common stock from employee equity plans, net of taxes paid for shares withheld	(1,357)	3,577
Other	(225)	(2,040)
Net cash provided by (used in) financing activities	(11,008)	499,331
Effect of exchange rate changes	186	(265)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(420,110)	485,402
Cash, cash equivalents, and restricted cash at the beginning of period	1,387,921	734,721
Cash, cash equivalents, and restricted cash at the end of period	$967,811	$1,220,123
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended April 30,
	2021	2020
Supplemental cash flow data:
Cash paid for interest	$4,638	$1,438
Cash paid for income taxes	4,493	2,945
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	78,468	39,721

	As of April 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$959,358	$1,214,213
Restricted cash included in Prepaid expenses and other current assets	7,755	5,792
Restricted cash included in Other assets	698	118
Total cash, cash equivalents, and restricted cash	$967,811	$1,220,123
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the quarter ended April 30, 2021, shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 2, 2021.
There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, other than the adoption of an accounting pronouncement as described in Note 2, Accounting Standards.
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
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by chief operating decision makers (“CODMs”) in deciding how to allocate resources and assessing performance. For the three months ended April 30, 2021, our CODMs were our Co-Chief Executive Officer and Chairman, Aneel Bhusri, and our Co-Chief Executive Officer, Chano Fernandez. Our CODMs allocate resources and assess performance based upon discrete financial information at the consolidated level.

Note 2. Accounting Standards
Recently Adopted Accounting Pronouncements
ASU No. 2020-06
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Under ASU No. 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share.
We adopted this standard effective February 1, 2021, using a modified retrospective method, under which financial results reported in prior periods were not adjusted. We applied the provisions of this guidance to our 0.25% convertible senior notes due October 1, 2022 (“2022 Notes”). Upon adoption, we recorded a decrease to Accumulated deficit of $136 million, a decrease to Additional paid-in capital of $220 million, an increase to Debt, current of $79 million, and a decrease to Property and equipment, net of $5 million, which represented non-cash interest previously capitalized. There was no impact to diluted loss per share as the inclusion of potential shares of common stock related to the 2022 Notes would have been anti-dilutive. For further information, see Note 11, Debt.
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
Note 3. Investments
Debt Securities
As of April 30, 2021, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$897,929	$203	$(9)	$898,123
U.S. agency obligations	364,857	89	(13)	364,933
Corporate bonds	343,176	506	(93)	343,589
Commercial paper	765,880	—	—	765,880
	$2,371,842	$798	$(115)	$2,372,525
Included in Cash and cash equivalents	$347,014	$—	$—	$347,014
Included in Marketable securities	$2,024,828	$798	$(115)	$2,025,511

As of January 31, 2021, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,054,146	$205	$(10)	$1,054,341
U.S. agency obligations	504,298	196	(49)	504,445
Corporate bonds	346,563	1,253	(14)	347,802
Commercial paper	664,262	—	—	664,262
	$2,569,269	$1,654	$(73)	$2,570,850
Included in Cash and cash equivalents	$440,678	$—	$—	$440,678
Included in Marketable securities	$2,128,591	$1,654	$(73)	$2,130,172
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
The unrealized losses associated with our debt securities were immaterial as of April 30, 2021, and January 31, 2021, and we did not recognize any credit losses related to our debt securities during the three months ended April 30, 2021, or 2020.
We sold $10 million and $5 million of debt securities for the three months ended April 30, 2021, and 2020, respectively. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2021	January 31, 2021
Money market funds	Cash and cash equivalents	$337,727	$659,964
Equity investments accounted for under the equity method	Other assets	46,010	48,222
Non-marketable equity investments measured using the measurement alternative	Other assets	100,778	73,142
Marketable equity investments	Marketable securities	9,660	21,300
		$494,175	$802,628
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended April 30,
	2021	2020
Net realized gains (losses) recognized on equity investments sold (1)	$(1,751)	$1,591
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	(4,298)	(4,096)
Total net gains (losses) recognized in Other income (expense), net	$(6,049)	$(2,505)
(1)Reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period.

Equity Investments Accounted for Under the Equity Method
We determine at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). Investments in VIEs for which we are not the primary beneficiary or do not own a controlling interest but can exercise significant influence over the investee are accounted for under the equity method of accounting. During fiscal 2021, we made an equity investment of $50 million in a limited partnership, which represents an ownership interest of approximately 6%. We determined that the limited partnership is a VIE because the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. We do not have majority voting rights nor the power to direct the activities of this entity, and therefore, we are not the primary beneficiary. The investment is accounted for under the equity method of accounting as it is considered to be more than minor and we have the ability to exercise significant influence over the entity. Our share of losses on this investment was $2 million and $1 million for the three months ended April 30, 2021, and 2020, respectively. There was no impairment loss recorded on this investment during the periods presented.
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. The carrying values for our non-marketable equity investments are summarized below (in thousands):

	April 30, 2021	January 31, 2021
Total initial cost	$87,704	$65,377
Cumulative net unrealized gains (losses)	13,074	7,765
Carrying value	$100,778	$73,142
We recorded upward adjustments to the carrying values of non-marketable equity investments of $8 million during the three months ended April 30, 2021. No material adjustments were made to the carrying values of these investments during the three months ended April 30, 2020. Additionally, we recorded impairment losses on these investments of $2 million and $3 million during the three months ended April 30, 2021, and 2020, respectively.
Marketable Equity Investments
We hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. The carrying values for our marketable equity investments are summarized below (in thousands):

	April 30, 2021	January 31, 2021
Total initial cost	$4,004	$5,000
Cumulative net unrealized gains (losses)	5,656	16,300
Carrying value	$9,660	$21,300
We sold marketable equity investments for proceeds of $2 million during the three months ended April 30, 2021. The initial cost of the equity investments sold was $1 million. There were no sales of marketable equity investments during the three months ended April 30, 2020.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of April 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$898,123	$—	$—	$898,123
U.S. agency obligations	—	364,933	—	364,933
Corporate bonds	—	343,589	—	343,589
Commercial paper	—	765,880	—	765,880
Money market funds	337,727	—	—	337,727
Marketable equity investments	9,660	—	—	9,660
Foreign currency derivative assets	—	5,265	—	5,265
Total assets	$1,245,510	$1,479,667	$—	$2,725,177
Foreign currency derivative liabilities	$—	$53,714	$—	$53,714
Total liabilities	$—	$53,714	$—	$53,714
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
Fair Value Measurements of Other Financial Instruments
In April 2020, we entered into a credit agreement (“Credit Agreement”) pursuant to which the lenders extended to Workday a senior unsecured term loan facility in an aggregate principal amount of $750 million (“Term Loan”) and an unsecured revolving credit facility in an aggregate principal amount of $750 million (“Revolving Credit Facility”). The carrying value of the Term Loan was $720 million and $729 million as of April 30, 2021, and January 31, 2021, respectively. The estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, approximates its carrying value because it is a floating rate facility. There were no outstanding borrowings under the Revolving Credit Facility during the periods presented. For further information, see Note 11, Debt.
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. The carrying value of the 2022 Notes was $1.1 billion as of April 30, 2021, and January 31, 2021, and the estimated fair value of the 2022 Notes was $2.0 billion and $1.8 billion as of April 30, 2021, and January 31, 2021, respectively. The estimated fair value of the 2022 Notes, which we have classified as a Level 2 financial instrument, was determined based on the quoted bid price in an over-the-counter market on the last trading day of each reporting period. For further information, see Note 11, Debt.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $389 million and $395 million as of April 30, 2021, and January 31, 2021, respectively. Amortization expense for the deferred costs was $32 million and $26 million for the three months ended April 30, 2021, and 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2021	January 31, 2021
Land and land improvements	$80,553	$37,065
Buildings	672,291	494,599
Computers, equipment, and software	1,007,543	931,456
Furniture and fixtures	54,883	54,193
Leasehold improvements	144,683	204,273
Property and equipment, gross	1,959,953	1,721,586
Less accumulated depreciation and amortization	(804,256)	(749,183)
Property and equipment, net	$1,155,697	$972,403
Depreciation expense totaled $63 million and $55 million for the three months ended April 30, 2021, and 2020, respectively.
Related-Party Transactions
During fiscal 2021, we entered into an agreement with an affiliate of our Co-Founder, Director, and Chairman Emeritus, David Duffield, for an option to purchase certain leased office space (“Property”) within our corporate headquarters at a price based on third-party appraisals and negotiation between Workday and the affiliated party (“Leased Property Purchase Option”). In deciding to enter into and subsequently exercise the Leased Property Purchase Option, our Board of Directors considered the benefits to Workday of purchasing the Property, including the importance of obtaining control of the Property, which is part of Workday’s headquarters campus, and the long-term cost savings from ownership as compared to continuing to lease the Property. Our Board also considered independent appraisals, comparable transaction data, and the extent and nature of Mr. Duffield’s interest in the transaction.
In the first quarter of fiscal 2022, we exercised the Leased Property Purchase Option at a purchase price of $173 million in cash, reduced by a $2 million fee paid for the Leased Property Purchase Option in the prior fiscal year. The carrying value of the Property upon purchase was $158 million, calculated as the purchase price less approximately $15 million which represents the difference between the carrying values of the right-of-use asset and lease liability of the Property immediately prior to the purchase. For further information, see Note 12, Leases.
Note 7. Business Combinations
On March 9, 2021, we acquired all outstanding stock of Peakon ApS (“Peakon”), an employee success platform that converts feedback into actionable insights, for $702 million. With Peakon, Workday will provide organizations with a continuous listening platform, including real-time visibility into employee experience, sentiment, and productivity, to help drive employee engagement and improve organizational performance. We have included the financial results of Peakon in our condensed consolidated financial statements from the date of acquisition.
The acquisition-date fair value of the purchase consideration transferred consisted of the following (in thousands):

Cash paid to stockholders, warrant holders, and vested option holders	$683,788
Transaction costs paid by Workday on behalf of Peakon	17,960
Total	$701,748
Additionally, we granted certain Peakon employees restricted stock awards (“RSA”) with service conditions, which totaled 81,695 shares of our Class A common stock. The aggregate grant date fair value of the RSAs will be accounted for as post-acquisition share-based compensation expense.

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

Acquisition-related intangible assets	$170,500
Goodwill	542,541
Other assets	34,639
Deferred tax liability	(20,857)
Other liabilities	(25,075)
Total	$701,748
The fair values and weighted-average useful lives of the acquired intangible assets by category are as follows (in thousands, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$94,000	5
Customer relationships	72,000	13
Backlog	4,000	3
Trade name	500	1
Total acquisition-related intangible assets	$170,500	8
The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating Peakon’s technology into our product portfolio. The goodwill is not deductible for income tax purposes.
Separate operating results and pro forma results of operations for Peakon have not been presented as the effect of this acquisition was not material to our financial results.
Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	April 30, 2021	January 31, 2021
Developed technology	$312,400	$218,400
Customer relationships	295,000	223,000
Trade name	12,500	12,000
Backlog	15,000	11,000
Acquisition-related intangible assets, gross	634,900	464,400
Less accumulated amortization	(233,680)	(215,774)
Acquisition-related intangible assets, net	$401,220	$248,626
Amortization expense related to acquisition-related intangible assets was $18 million and $16 million for the three months ended April 30, 2021, and 2020, respectively.

As of April 30, 2021, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in thousands):

Fiscal Period:
Remainder of 2022	$58,918
2023	75,823
2024	64,605
2025	51,950
2026	47,172
Thereafter	102,752
Total	$401,220
Note 9. Other Assets
Other assets consisted of the following (in thousands):

	April 30, 2021	January 31, 2021
Non-marketable equity and other investments (1)	$136,142	$85,868
Equity investments accounted for under the equity method	46,010	48,222
Prepayments for goods and services	32,829	19,824
Technology patents and other intangible assets, net	17,003	17,766
Net deferred tax assets	9,965	9,985
Deposits	6,833	6,218
Derivative assets	1,852	173
Other	2,162	1,701
Total	$252,796	$189,757
(1)Included in non-marketable equity and other investments are investments in loan receivables of privately held companies, which are carried at amortized cost. The carrying values of these loan receivables were $35 million and $13 million as of April 30, 2021, and January 31, 2021, respectively. The allowance for credit losses on this balance was immaterial for the periods presented.
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of April 30, 2021, the future estimated amortization expense was as follows (in thousands):

Fiscal Period:
Remainder of 2022	$2,196
2023	2,688
2024	2,380
2025	1,900
2026	1,636
Thereafter	6,203
Total	$17,003
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
Foreign currency forward contracts designated as cash flow hedges are recorded on the condensed consolidated balance sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. As of April 30, 2021, we estimate that $14 million of net losses recorded in AOCI related to our foreign currency forward contracts designated as cash flow hedges will be reclassified into income within the next 12 months.
As of April 30, 2021, and January 31, 2021, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $1.4 billion and $1.3 billion, respectively. The notional value represents the amount that will be bought or sold upon maturity of the forward contract. All contracts have maturities of less than 48 months.
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
As of April 30, 2021, and January 31, 2021, we had outstanding forward contracts not designated as hedges with total notional values of $100 million and $175 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2021	January 31, 2021
Derivative assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$2,658	$2,073
Foreign currency forward contracts designated as cash flow hedges	Other assets	1,831	173
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	755	975
Foreign currency forward contracts not designated as hedges	Other assets	21	—
Total derivative assets		$5,265	$3,221
Derivative liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$26,430	$23,647
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	25,597	24,586
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	1,499	1,162
Foreign currency forward contracts not designated as hedges	Other liabilities	188	61
Total derivative liabilities		$53,714	$49,456

The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations was as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
		2021	2020
Total revenues	Revenues	$1,175,033	$1,018,385
Amount of gains (losses) related to foreign currency forward contracts designated as cash flow hedges	Revenues	518	4,486
Pre-tax gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Loss Locations	Three Months Ended April 30,
		2021	2020
Gains (losses) recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$(4,253)	$36,793
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	518	4,486
Gains (losses) associated with foreign currency forward contracts not designated as hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
		2021	2020
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$(192)	$5,413
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

As of April 30, 2021, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$71	$—	$71	$(71)	$—	$—
Counterparty B	3,044	—	3,044	(3,044)	—	—
Counterparty C	867	—	867	(867)	—	—
Counterparty D	1,281	—	1,281	(1,281)	—	—
Counterparty E	2	—	2	(2)	—	—
Total	$5,265	$—	$5,265	$(5,265)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$8,285	$—	$8,285	$(71)	$—	$8,214
Counterparty B	22,337	—	22,337	(3,044)	—	19,293
Counterparty C	21,405	—	21,405	(867)	—	20,538
Counterparty D	1,503	—	1,503	(1,281)	—	222
Counterparty E	184	—	184	(2)	—	182
Total	$53,714	$—	$53,714	$(5,265)	$—	$48,449
Note 11. Debt
Outstanding debt consisted of the following (in thousands):

	April 30, 2021	January 31, 2020
Term Loan, net of unamortized debt discounts of $1,581 and $1,682, respectively, and unamortized debt issuance costs of $146 and $155, respectively	$720,148	$729,413
2022 Notes, net of unamortized debt discounts of $0 and $79,562, respectively, and unamortized debt issuance costs of $5,034 and $4,771, respectively	1,144,847	1,065,601
Total debt	1,864,995	1,795,014
Less: current debt	(1,191,722)	(1,103,101)
Total debt, noncurrent	$673,273	$691,913
As of April 30, 2021, contractual repayments and maturities of our outstanding debt were as follows (in thousands):

Fiscal Period:
Remainder of 2022	$28,125
2023	1,224,881
2024	75,000
2025	75,000
2026	468,750
Total	$1,871,756
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
The Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The financial covenant, based on a quarterly financial test, requires Workday not to exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at the election of Workday for a certain period following an Acquisition (as defined in the Credit Agreement). As of April 30, 2021, we were in compliance with all covenants.
Term Loan
The Term Loan matures on April 2, 2025, and provides for quarterly repayment in installments of the principal amount at a rate of 1.25% of the principal amount per quarter through January 2022, and 2.50% of the principal amount per quarter thereafter. The Term Loan may be prepaid or permanently reduced by Workday without penalty or premium. As of April 30, 2021, the Term Loan had a carrying value of $720 million, of which $47 million is classified as current and $673 million is classified as noncurrent on the condensed consolidated balance sheet. As of April 30, 2021, the interest rate on the Term Loan was 1.33% and the effective interest rate was 1.42%.
Revolving Credit Facility
The Revolving Credit Facility may be borrowed, repaid, and reborrowed until April 2, 2025, at which time all amounts borrowed must be repaid. We may request, no more than two times during the term of the Credit Agreement, that each revolving lender extend the maturity date for the revolving loans for one year. Additionally, we may request an increase in aggregate revolving commitments of up to $250 million at any time prior to April 2, 2025. The Revolving Credit Facility may be prepaid or permanently reduced by Workday without penalty or premium. As of April 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility.
Convertible Senior Notes
In June 2013, we issued 1.50% convertible senior notes due July 15, 2020, with a principal amount of $250 million (“2020 Notes”). The 2020 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year. During the second quarter of fiscal 2021, the 2020 Notes were converted by note holders and we repaid the $250 million principal balance in cash. We also distributed approximately 1.7 million shares of our Class A common stock to note holders during fiscal 2021, which represents the conversion value in excess of the principal amount.
In September 2017, we issued 0.25% convertible senior notes due October 1, 2022, with a principal amount of $1.15 billion (together with the 2020 Notes, the “Notes”). The 2022 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 0.25% on April 1 and October 1 of each year. The 2022 Notes mature on October 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2022 Notes prior to maturity.
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
The 2022 Notes were convertible at the option of the holders during the first quarter of fiscal 2022 and continue to be convertible in the second quarter of fiscal 2022 since the trigger for early conversion was met. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2022 Notes for more than 20 trading days during the 30 consecutive trading days ended April 30, 2021, and January 31, 2021. Accordingly, the 2022 Notes are classified as current on the condensed consolidated balance sheets for the periods presented. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material.
As described in Note 2, Accounting Standards, we adopted ASU 2020-06 effective February 1, 2021, using a modified retrospective method, under which financial results reported in prior periods were not adjusted. Prior to the adoption of the standard, in accounting for the issuance of the 2022 Notes, we separated them into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes. This difference represented a debt discount that was amortized to interest expense over the term of the 2022 Notes using the effective interest rate method. The gross carrying amount of the equity component for the 2022 Notes was $223 million and was included in Additional paid-in capital on the condensed consolidated balance sheets upon issuance. The effective interest rate of the liability component of the 2022 Notes was 4.60%. Additionally, we separated the total issuance costs incurred into liability and equity components in proportion to the allocation of the initial proceeds, resulting in liability issuance costs of $14 million and equity issuance costs of $4 million. Issuance costs attributable to the liability component were amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the 2022 Notes. The issuance costs attributable to the equity component were netted against the equity component in Additional paid-in capital.
Upon adoption of ASU No. 2020-06 on February 1, 2021, we recombined the liability and equity components of the 2022 Notes assuming that the instrument was accounted for as a single liability from inception to the date of adoption. We similarly recombined the liability and equity components of the issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the 2022 Notes, and are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the 2022 Notes. As of April 30, 2021, the effective interest rate on the 2022 Notes was 0.57%. The standard did not impact the accounting for the 2020 Notes since they were converted and repaid prior to the date of adoption.
Notes Hedges
In connection with the issuance of the Notes, we entered into convertible note hedge transactions with respect to our Class A common stock (“Purchased Options”). The Purchased Options are intended to offset potential economic dilution to our Class A common stock upon any conversion of the Notes. The Purchased Options are separate transactions and are not part of the terms of the Notes. The amounts paid for the Purchased Options were included in Additional paid-in capital on the condensed consolidated balance sheets.
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
Warrants
In connection with the issuance of the Notes, we also entered into warrant transactions to sell warrants (“Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 3.1 million shares over 60 scheduled trading days beginning in October 2020 and 7.8 million shares over 60 scheduled trading days beginning in January 2023 of our Class A common stock at an exercise price of $107.96 and $213.96 per share, respectively. If the Warrants are not exercised on their exercise dates, they will expire. The Warrants will be net share settled, and the resulting number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over the 60 scheduled trading day period beginning on the first expiration date of the Warrants. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share assuming that we are profitable. The Warrants are separate transactions and are not part of the terms of the Notes or the Purchased Options. The proceeds from the sale of the Warrants were recorded in Additional paid-in capital on the condensed consolidated balance sheets.
During the third and fourth quarters of fiscal 2021, Warrants related to the 2020 Notes were exercised, and we distributed approximately 1.6 million shares of our Class A common stock to warrant holders primarily utilizing treasury stock. As of April 30, 2021, there were no Warrants outstanding related to the 2020 Notes.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Three Months Ended April 30,
	2021	2020
Contractual interest expense	$3,148	$2,631
Interest cost related to amortization of debt discount	101	13,955
Interest cost related to amortization of debt issuance costs	896	887
Total interest expense	$4,145	$17,473
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. As of April 30, 2021, and January 31, 2021, operating lease right-of-use assets were $281 million and $414 million, respectively, and operating lease liabilities were $295 million and $443 million, respectively. We have also entered into finance lease agreements for other property and equipment. As of April 30, 2021, and January 31, 2021, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Operating lease cost	$24,273	$20,899
Short-term lease cost	2,178	4,352
Variable lease cost	5,121	4,450
Total operating lease cost	$31,572	$29,701
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Cash paid for operating lease liabilities	$26,622	$21,012
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	21,501	38,287
Other information related to our operating leases was as follows:

	April 30, 2021	January 31, 2021
Weighted average remaining lease term (in years)	5	6
Weighted average discount rate	2.42%	1.73%

As of April 30, 2021, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Period:
Remainder of 2022	$62,837
2023	79,656
2024	66,961
2025	51,368
2026	25,399
Thereafter	36,507
Total lease payments	322,728
Less imputed interest	(28,054)
Total	$294,674
As of April 30, 2021, we have an additional operating lease for office space that has not yet commenced with total undiscounted lease payments of $3 million. This operating lease will commence in fiscal 2022 and has a lease term of seven years.
Related-Party Transactions
As discussed in Note 6, Property and Equipment, Net, during fiscal 2021, we entered into an agreement with an affiliated party which gave us the option to purchase certain leased properties within our corporate headquarters. We exercised the Leased Property Purchase Option in the first quarter of fiscal 2022 at a purchase price of $173 million in cash, reduced by a $2 million fee paid for the Leased Property Purchase Option in the prior fiscal year.
As of April 30, 2021, we no longer lease any office space from this affiliated party, and the Property is included in Property and equipment, net on the condensed consolidated balance sheet. As of January 31, 2021, the operating lease right-of-use assets and operating lease liabilities related to these agreements were $134 million and $146 million, respectively. The total rent expense under these agreements was $2 million and $4 million for the three months ended April 30, 2021, and 2020, respectively.
Note 13. Commitments and Contingencies
Third-Party Hosted Infrastructure Platform-Related Commitments
We have entered into noncancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. As of April 30, 2021, future noncancelable minimum payments under these agreements were approximately $401 million.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of April 30, 2021, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 14. Stockholders’ Equity
Common Stock
As of April 30, 2021, there were 188 million shares of Class A common stock, net of treasury stock, and 58 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.

Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). As of April 30, 2021, we had 59 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively, of each year. As of April 30, 2021, 4 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the three months ended April 30, 2021, is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2021	13,168	$154.90
RSUs granted	4,455	260.69
RSUs vested	(2,725)	141.48
RSUs forfeited	(292)	164.50
Balance as of April 30, 2021	14,606	189.48
As of April 30, 2021, there was a total of $2.3 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2021, 0.6 million shares of performance-based restricted stock units (“PRSUs”) were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2021. During the three months ended April 30, 2021, we recognized $17 million in compensation cost related to these PRSUs.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during the three months ended April 30, 2021, is as follows (in millions, except number of shares which are reflected in thousands and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2021	1,260	$13.55	$270
Stock options exercised	(248)	10.50
Stock options canceled	(6)	32.80
Balance as of April 30, 2021	1,006	14.21	234
Vested and expected to vest as of April 30, 2021	1,004	14.16	234
Exercisable as of April 30, 2021	929	12.46	218
As of April 30, 2021, there was a total of $5 million in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately one year.

Note 15. Unearned Revenue and Performance Obligations
Subscription services revenues of $930 million and $809 million were recognized during the three months ended April 30, 2021, and 2020, respectively, that were included in the unearned revenue balances as of January 31, 2021, and 2020, respectively. Professional services revenues recognized in the same periods from unearned revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2021, approximately $10.08 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $6.59 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of April 30, 2021, was not material.
Note 16. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,
	2021	2020
Interest income	$2,003	$7,867
Interest expense (1)	(4,177)	(17,539)
Other (2)	(6,877)	(1,301)
Other income (expense), net	$(9,051)	$(10,973)
(1)Interest expense includes the contractual interest expense of the Term Loan and Notes, and the related non-cash interest expense attributable to amortization of the debt discounts and debt issuance costs. For further information, see Note 11, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 17. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported an income tax benefit of $1 million and an income tax expense of $3 million for the three months ended April 30, 2021, and 2020, respectively. The income tax benefit for the three months ended April 30, 2021, was primarily attributable to excess tax benefit from stock option deductions in foreign jurisdictions. The income tax expense for the three months ended April 30, 2020, was primarily attributable to state taxes and income tax expenses in profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of April 30, 2021, we continue to maintain a full valuation allowance on our deferred tax assets except in certain jurisdictions.
Note 18. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of treasury stock. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options, unvested RSUs, PRSUs, and RSAs, common stock related to convertible senior notes to the extent dilutive, outstanding warrants, and common stock issuable pursuant to the ESPP. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
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

The following table presents the calculation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share data):

	Three Months Ended April 30,
	2021		2020
	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Allocation of distributed net loss	$(35,385)	$(11,137)	$(116,735)	$(41,633)
Denominator:
Weighted-average common shares outstanding	185,397	58,342	171,702	61,237
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.68)	$(0.68)
Potentially dilutive securities that are not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows (in thousands):

	As of April 30,
	2021	2020
Outstanding common stock options	1,006	2,634
Unvested RSUs, PRSUs, and RSAs	14,703	16,888
Shares related to the convertible senior notes	7,817	10,876
Shares subject to warrants related to the issuance of convertible senior notes	7,818	10,876
Shares issuable pursuant to the ESPP	416	491
Total	31,760	41,765
Note 19. Disaggregation of Revenues and Geographic Information
Disaggregation of Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended April 30,
	2021	2020
United States	$883,441	$762,340
Other countries	291,592	256,045
Total	$1,175,033	$1,018,385
No single customer or country other than the United States represented greater than 10% of our total revenues for the three months ended April 30, 2021, and 2020.
Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	April 30, 2021	January 31, 2021
United States	$1,218,542	$1,169,820
Ireland	140,998	143,887
Other countries	77,100	72,839
Total	$1,436,640	$1,386,546

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, beliefs, and projections about future events, conditions, and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict and many of which are outside of our control, including those arising from the impact of the coronavirus pandemic, as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
In light of these risks, uncertainties, assumptions, and potential changes in circumstances, the future events, conditions, and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements. Accordingly, you should not rely upon any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activities, performance, or achievements. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations, except as required by applicable law. If we do update any forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
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

We regularly evaluate acquisition and investment opportunities in complementary businesses, employee teams, services, technologies, and intellectual property rights in an effort to expand our product and service offerings. For example, we acquired Adaptive Insights in fiscal 2019, Scout in fiscal 2020, and Peakon in fiscal 2022. We expect to continue making such acquisitions and investments in the future. While we remain focused on improving operating margins, these acquisitions and investments will increase our costs on an absolute basis in the near term. Many of these investments will occur in advance of experiencing any direct benefit from them and could make it difficult to determine if we are allocating our resources efficiently.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. In response to the COVID-19 pandemic, we temporarily closed the majority of our offices; required most of our employees to work remotely; implemented travel restrictions; and postponed certain of our customer, industry, implementation partner, analyst, investor, and employee events and converted others to virtual-only experiences. These operational changes remain in effect as of the date of this filing and could extend into future quarters. Despite the economic challenges brought on by the COVID-19 pandemic, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy.
The COVID-19 pandemic has created uncertainty in most industries and impacted our ability to generate new business. Despite this, we continue to achieve solid new subscription bookings as demand for our products remains strong. Our operating margins for the three months ended April 30, 2021, have been favorably impacted by our revenue growth outpacing headcount growth as well as the moderation of operating expenses in response to the COVID-19 pandemic. We do not anticipate the extent of the favorable margin impact experienced in the three months ended April 30, 2021, to continue long-term as we remain committed to investing in our business to drive top line growth and to support our customer base.
Our near-term revenues are relatively predictable as a result of our subscription-based business model. However, if economic uncertainty persists, we may continue to experience a negative impact on new business, customer renewals, sales and marketing efforts, revenue growth rates, customer deployments, customer solvency, product development, or other financial metrics, any of which could harm our business, financial condition, and operating results.
For further discussion of the potential impacts of the COVID-19 pandemic on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Components of Results of Operations
Revenues
We derive our revenues from subscription services and professional services. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include related customer support. Professional services revenues include fees for deployment services, optimization services, and training.
Subscription services revenues accounted for 88% of our total revenues for the three months ended April 30, 2021, and represented 96% of our total unearned revenue as of April 30, 2021. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
The mix of applications to which a customer subscribes can affect our financial performance due to price differentials in our applications. Pricing for our applications varies based on many factors, including the complexity and maturity of the application and its acceptance in the marketplace. New products or services offerings by competitors in the future could also impact the mix and pricing of our offerings.
Subscription services revenues are recognized over time as services are delivered and consumed concurrently over the contractual term, beginning on the date our service is made available to the customer. Our subscription contracts typically have a term of three years or longer and are generally noncancelable. We generally invoice our customers annually in advance. Amounts that have been invoiced are initially recorded as unearned revenue.

Our consulting engagements are generally billed on a time and materials basis or a fixed price basis. For contracts billed on a time and materials basis, revenues are recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenues are recognized over time based on the proportion of the professional services performed. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As the Workday-related consulting practices of our partner firms continues to develop, we expect these partners to increasingly contract directly with our subscription customers. As a result of this trend, and the increase of our subscription services revenues, we expect our professional services revenues as a percentage of total revenues to decline over time.
Costs and Expenses
Costs of subscription services revenues. Costs of subscription services revenues consist primarily of employee-related expenses associated with hosting our applications and providing customer support, data center expenses, and depreciation of computer equipment and software.
Costs of professional services revenues. Costs of professional services revenues consist primarily of employee-related expenses associated with these services, subcontractor expenses, and travel expenses.
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
Results of Operations
Revenues
Our total revenues for the three months ended April 30, 2021, and 2020, were as follows (in thousands, except percentages):

	Three Months Ended April 30,
	2021	2020	% Change
Subscription services	$1,032,169	$881,956	17%
Professional services	142,864	136,429	5%
Total revenues	$1,175,033	$1,018,385	15%
Total revenues were $1.2 billion for the three months ended April 30, 2021, compared to $1.0 billion during the prior year period, an increase of $157 million, or 15%. Subscription services revenues were $1.0 billion for the three months ended April 30, 2021, compared to $882 million for the prior year period, an increase of $150 million, or 17%. The increase in subscription services revenues was primarily due to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $143 million for the three months ended April 30, 2021, compared to $136 million for the prior year period, an increase of $6 million, or 5%. The increase in professional services revenue was primarily due to Workday performing deployment and integration services for a greater number of customers than in the prior year period.

Operating Expenses
GAAP operating expenses were $1.2 billion for the three months ended April 30, 2021, an increase of $51 million, or 4%, over the prior year period. The increase in GAAP operating expenses included increases of $103 million in employee-related expenses driven by higher average headcount and share-based compensation expenses, $10 million in depreciation expense related to equipment in our data centers, and $10 million in professional services expenses, offset by decreases of $79 million related to a cash bonus paid to non-executive employees in the first quarter of fiscal 2021 to help accommodate unforeseen costs brought on by the COVID-19 pandemic that was not paid in fiscal 2022 (“COVID-19 one-time employee bonus”) and $9 million in reduced travel.
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
Non-GAAP operating expenses were $887 million for the three months ended April 30, 2021, a decrease of $1 million, or 0.2%, over the prior year period. The decrease in non-GAAP operating expenses included decreases of $79 million related to the COVID-19 one-time employee bonus and $9 million in reduced travel, offset by increases of $53 million in employee-related expenses driven by higher average headcount, $10 million in depreciation expense related to equipment in our data centers, and $10 million in professional services expenses.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended April 30, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$182,208	$(20,717)	$(14,204)	$147,287
Costs of professional services	150,845	(27,692)	(6,953)	116,200
Product development	441,616	(129,862)	(19,542)	292,212
Sales and marketing	326,494	(50,308)	(17,106)	259,080
General and administrative	112,183	(36,056)	(4,386)	71,741
Total costs and expenses	$1,213,346	$(264,635)	$(62,191)	$886,520

	Three Months Ended April 30, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$145,263	$(13,892)	$(9,643)	$121,728
Costs of professional services	160,367	(22,566)	(3,101)	134,700
Product development	443,484	(122,022)	(12,150)	309,312
Sales and marketing	318,557	(46,950)	(10,576)	261,031
General and administrative	95,171	(31,242)	(2,781)	61,148
Total costs and expenses	$1,162,842	$(236,672)	$(38,251)	$887,919
(1)Share-based compensation expenses were $265 million and $237 million for the three months ended April 30, 2021, and 2020, respectively. The increase in share-based compensation expenses includes the impact of RSUs granted to existing and new employees.
(2)Other operating expenses include employer payroll tax-related items on employee stock transactions of $44 million and $22 million for the three months ended April 30, 2021, and 2020, respectively. In addition, other operating expenses include amortization of acquisition-related intangible assets of $18 million and $16 million for the three months ended April 30, 2021, and 2020, respectively.
(3)See “Non-GAAP Financial Measures” below for further information.

Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $182 million for the three months ended April 30, 2021, compared to $145 million for the prior year period, an increase of $37 million, or 25%. The increase in costs of subscription services included increases of $22 million in employee-related expenses driven by higher average headcount and share-based compensation expenses as well as $10 million in depreciation expense related to equipment in our data centers, offset by a decrease of $5 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in costs of subscription services were $147 million for the three months ended April 30, 2021, compared to $122 million for the prior year period, an increase of $26 million, or 21%. The increase in costs of subscription services included increases of $13 million in employee-related expenses driven by higher average headcount and $10 million in depreciation expense related to equipment in our data centers, offset by a decrease of $5 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $151 million for the three months ended April 30, 2021, compared to $160 million for the prior year period, a decrease of $10 million, or 6%. The decrease in costs of professional services included decreases of $12 million related to the COVID-19 one-time employee bonus and $5 million in reduced subcontractor expenses, offset by an increase of $9 million in employee-related expenses driven by higher average headcount and share-based compensation expenses.
Non-GAAP operating expenses in costs of professional services were $116 million for the three months ended April 30, 2021, compared to $135 million for the prior year period, a decrease of $19 million, or 14%. The decrease in costs of professional services included decreases of $12 million related to the COVID-19 one-time employee bonus and $5 million in reduced subcontractor expenses.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.
Product Development
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in product development were $442 million for the three months ended April 30, 2021, compared to $443 million for the prior year period, a decrease of $2 million, or 0.4%. The decrease in product development expenses included a decrease of $31 million related to the COVID-19 one-time employee bonus, offset by an increase of $31 million in employee-related expenses driven by higher average headcount and share-based compensation expenses.
Non-GAAP operating expenses in product development were $292 million for the three months ended April 30, 2021, compared to $309 million for the prior year period, a decrease of $17 million, or 6%. The decrease in product development expenses included a decrease of $31 million related to the COVID-19 one-time employee bonus, offset by an increase of $14 million in employee-related expenses driven by higher average headcount.
We expect GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $326 million for the three months ended April 30, 2021, compared to $319 million for the prior year period, an increase of $8 million, or 2%. The increase in sales and marketing expenses included increases of $23 million in employee-related expenses driven by higher average headcount and share-based compensation expenses, $8 million related to marketing programs, and $7 million in professional services expenses, offset by decreases of $25 million related to the COVID-19 one-time employee bonus and $5 million in reduced travel.

Non-GAAP operating expenses in sales and marketing were $259 million for the three months ended April 30, 2021, compared to $261 million for the prior year period, a decrease of $2 million, or 1%. The decrease in sales and marketing expenses included decreases of $25 million related to the COVID-19 one-time employee bonus and $5 million in reduced travel, offset by increases of $14 million in employee-related expenses driven by higher average headcount, $8 million related to marketing programs, and $7 million in professional services expenses.
We expect GAAP and non-GAAP sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $112 million for the three months ended April 30, 2021, compared to $95 million for the prior year period, an increase of $17 million, or 18%. The increase in general and administrative expenses included increases of $18 million in employee-related expenses driven by higher average headcount and share-based compensation expenses as well as $7 million in professional services expenses, offset by a decrease of $6 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in general and administrative were $72 million for the three months ended April 30, 2021, compared to $61 million for the prior year period, an increase of $11 million, or 17%. The increase in general and administrative expenses included increases of $12 million in employee-related expenses driven by higher average headcount and $7 million in professional services expenses, offset by a decrease of $6 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins improved from (14.2)% for the three months ended April 30, 2020, to (3.3)% for the three months ended April 30, 2021. Our GAAP operating margins for the three months ended April 30, 2021, have been favorably impacted by our revenue growth outpacing headcount growth, moderation of operating expenses in response to the COVID-19 pandemic, and the COVID-19 one-time employee bonus paid in the prior fiscal year.
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
Non-GAAP operating margins improved from 12.8% for the three months ended April 30, 2020, to 24.6% for the three months ended April 30, 2021. Our non-GAAP operating margins for the three months ended April 30, 2021, have been favorably impacted by our revenue growth outpacing headcount growth, moderation of operating expenses in response to the COVID-19 pandemic, and the COVID-19 one-time employee bonus paid in the prior fiscal year.

Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended April 30, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(3.3)%	22.5%	5.4%	24.6%

	Three Months Ended April 30, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(14.2)%	23.2%	3.8%	12.8%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
We had other expense, net of $9 million for the three months ended April 30, 2021, as compared to other expense, net of $11 million for the prior year period. This decrease was comprised of a decrease in interest expense of $15 million due to the adoption of ASU No. 2020-06 and the conversion of the 2020 Notes in the second quarter of fiscal 2021, offset by net losses recorded on our equity securities of $6 million and reduced interest income on marketable securities of $6 million due to lower prevailing interest rates.
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
•Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, management believes it is useful to exclude share-based compensation expenses to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Share-based compensation expenses are determined using a number of factors, including our stock price, volatility, and forfeiture rates, that are beyond our control and generally unrelated to operational decisions and performance in any particular period. Further, share-based compensation expenses are not reflective of the value ultimately received by the grant recipients.
•Other Operating Expenses. Other operating expenses includes employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of ongoing operations.

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
See “Results of Operations—Operating Expenses” and “Results of Operations—Operating Margins” for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three months ended April 30, 2021, and 2020.
Liquidity and Capital Resources
As of April 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $3.0 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of, in order from largest to smallest, U.S. treasury securities, commercial paper, U.S. agency obligations, corporate bonds, and money market funds. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
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
Our long-term future capital requirements depend on many factors, including the effects of the COVID-19 pandemic, customer growth rates, subscription renewal activity, headcount growth, timing and extent of development efforts, expansion of sales and marketing activities, introduction of new and enhanced services offerings, timing of construction or acquisition of additional facilities, investments, and acquisition activities. We may enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may also choose to seek additional debt or equity financing.
Our cash flows for the three months ended April 30, 2021, and 2020, were as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$452,428	$263,683
Investing activities	(861,716)	(277,347)
Financing activities	(11,008)	499,331
Effect of exchange rate changes	186	(265)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(420,110)	$485,402
Operating Activities
Cash provided by operating activities was $452 million and $264 million for the three months ended April 30, 2021, and 2020, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and related cash collections, moderation of operating expenses in response to the COVID-19 pandemic, and the COVID-19 one-time employee bonus paid in the prior fiscal year. These cash flow improvements were partially offset by the timing of prepayments.

We expect our business to continue to generate sufficient operating cash flows; however, if the COVID-19 pandemic worsens or is prolonged, our customers may continue to request payment timing concessions, which could materially impact the timing and predictability of our operating cash flows in any given period.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2021, was $862 million, which was primarily related to cash consideration for the acquisition of Peakon, net of cash acquired, of $679 million, the purchase of leased office space within our corporate headquarters of $171 million, capital expenditures primarily for data center projects of $70 million, purchases of non-marketable equity and other investments of $46 million, and the timing of purchases and maturities of marketable securities. These payments were partially offset by proceeds of $12 million from sales of marketable securities.
Cash used in investing activities for the three months ended April 30, 2020, was $277 million, which was primarily the result of capital expenditures for data center and office space projects of $60 million, purchases of non-marketable equity and other investments of $52 million, and the timing of purchases and maturities of marketable securities.
We expect capital expenditures, excluding owned real estate projects, will be approximately $270 million for fiscal 2022. These capital outlays will largely be used to support our customer growth and continued business expansion. We do not expect to make additional investments in owned real estate projects during fiscal 2022.
Financing Activities
Cash used in financing activities was $11 million for the three months ended April 30, 2021, which was primarily due to a payment on the Term Loan of $9 million.
Cash provided by financing activities was $499 million for the three months ended April 30, 2020, which was primarily due to proceeds of $500 million from borrowings on the Term Loan, net of debt discount and debt issuance costs of $2 million. In addition, cash flows from financing activities included $4 million of proceeds from the issuance of common stock from employee equity plans.
Our 2022 Notes are convertible at the option of the holders during the second quarter of fiscal 2022 since the trigger for early conversion was met. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material. We may receive additional conversion requests that require settlement in the second quarter of fiscal 2022. For further information, see Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Credit Agreement, our convertible senior notes, leases for office space and co-location facilities for data center capacity, and agreements for third-party hosted infrastructure platforms for business operations. We do not consider outstanding purchase orders to be contractual obligations as they represent authorizations to purchase rather than binding agreements. Except for those disclosed below, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 2, 2021.
Credit Agreement
In April 2020, we entered into a Credit Agreement pursuant to which the lenders extended to Workday a senior unsecured Term Loan in an aggregate principal amount of $750 million and an unsecured Revolving Credit Facility in an aggregate principal amount of $750 million. The Term Loan matures on April 2, 2025, and provides for quarterly repayment in installments of the principal amount at a rate of 1.25% of the principal amount per quarter through January 2022, and 2.50% of the principal amount per quarter thereafter. The Revolving Credit Facility may be borrowed, repaid, and reborrowed until April 2, 2025, at which time all amounts borrowed must be repaid. The Term Loan and Revolving Credit Facility bear interest at the interest rates described in Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Convertible Senior Notes
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. We are not required to make principal payments under the 2022 Notes prior to maturity. If the 2022 Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $1.15 billion in principal on October 1, 2022. The 2022 Notes are convertible at the option of the holders during the second quarter of fiscal 2022. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material. We may receive additional conversion requests that require settlement in the second quarter of fiscal 2022. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Operating Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment with various expiration dates. These lease agreements often provide us with an option to renew. As of April 30, 2021, future contractual lease payments, excluding imputed interest, were $323 million.
Third-Party Hosted Infrastructure Platforms for Business Operations
We have entered into noncancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. As of April 30, 2021, future noncancelable minimum payments under these agreements were approximately $401 million.
Off-Balance Sheet Arrangements
Through April 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require further updates to our estimates or judgments or require us to further revise the carrying value of our assets or liabilities as of April 30, 2021. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
We believe that the following critical accounting policies involve a high degree of judgment and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Business combinations, goodwill, and acquisition-related intangible assets
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 2, 2021. We no longer consider estimates related to our convertible senior notes to be a critical accounting policy due to the adoption of ASU No. 2020-06 effective February 1, 2021, which simplified the accounting for convertible instruments. There were no other significant changes to our critical accounting policies and estimates during the three months ended April 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The ongoing COVID-19 pandemic has resulted in negative impacts on global economies and financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts of the COVID-19 pandemic on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of April 30, 2021, our most significant currency exposures were the euro, Canadian dollar, British pound, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $3.0 billion and $3.5 billion as of April 30, 2021, and January 31, 2021, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available-for-sale.” When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the impaired security, is recognized on the condensed consolidated statement of operations.
An immediate increase of 100 basis points in interest rates would have resulted in an $11 million and $10 million market value reduction in our investment portfolio as of April 30, 2021, and January 31, 2021, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As of April 30, 2021, the Term Loan had a carrying value of $720 million, and there were no outstanding borrowings under the Revolving Credit Facility. The interest rate on the Term Loan was 1.33% as of April 30, 2021.
Because the interest rates applicable to borrowings under the Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. A hypothetical immediate increase of 100 basis points in interest rates would not have had a significant impact on our results of operations.
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. The 2022 Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the 2022 Notes. However, the value of the 2022 Notes is exposed to interest rate risk. Generally, the fair value of the 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2022 Notes is affected by our stock price. The carrying value of the 2022 Notes was $1.1 billion as of April 30, 2021. The estimated fair value of the 2022 Notes was $2.0 billion as of April 30, 2021. The estimated fair value was determined based on the quoted bid price of the 2022 Notes in an over-the-counter market as of the last trading day of the current fiscal quarter, which was $176.50.

For further information, see Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Based on management’s evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, despite the fact that the majority of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of the COVID-19 pandemic on the design and operating effectiveness of our internal controls.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are regularly involved with claims, suits, regulatory and government investigations, and other proceedings involving competition, intellectual property, data security and privacy, bankruptcy, tax and related compliance, labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings can impose a significant burden on management and employees, could prevent us from offering one or more of our applications, services, or features to others, could require us to change our technology or business practices, or could result in monetary damages, fines, civil or criminal penalties, reputational harm, or other adverse consequences.
These claims, suits, regulatory and government investigations, and other proceedings may include speculative, substantial, or indeterminate monetary amounts. We record a liability when we believe that it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being a liability and the estimated amount of a liability related to such matters. With respect to our outstanding matters, based on our current knowledge, we believe that the amount or range of reasonably possible liability will not, either individually or in aggregate, have a material adverse effect on our business, financial condition, operating results, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business. If any of the following risks actually occurs, our business operations, financial condition, operating results, and prospects could be materially and adversely affected. The market price of our securities could decline due to the materialization of these or any other risks, and you could lose part or all of your investment.
Summary of Risk Factors
The below summary risks provide an overview of the material risks we are exposed to in the normal course of our business activities. The below summary risks do not contain all of the information that may be important to you, and you should read these together with the more detailed discussion of risks set forth following this section, as well as elsewhere in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks beyond those summarized below, or discussed elsewhere in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future, or to the markets in which we currently operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including those associated with the following:
•the ongoing COVID-19 pandemic, the resulting global economic volatility, and measures taken in response to the pandemic may materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time;
•if our security measures or the security measures of our service partners are breached or unauthorized access to customer or user data is otherwise obtained, our applications may be perceived as not being secure, customers and end users may reduce the use of or stop using our applications, and we may incur significant liabilities;
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
•the dual class structure of our common stock has the effect of concentrating voting control with our Co-Founders, as well as with other executive officers, directors, and affiliates, which gives our Co-Founders and other members of management control over key decisions and limits or precludes the ability of non-affiliates to influence corporate matters;
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
Risks Related to Our Business and Industry
The extent to which the ongoing COVID-19 pandemic, the resulting global economic volatility, and measures taken in response to the pandemic will continue to impact our business, financial condition, and operating results will depend on future developments, which are highly uncertain and difficult to predict.
The COVID-19 pandemic has disrupted the U.S. and global economies and put unprecedented strain on governments, healthcare systems, educational institutions, businesses, and individuals around the world, the impact and duration of which is difficult to assess or predict. It is especially difficult to predict the impact on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic, the effectiveness of those actions, and vaccine availability, distribution, and adoption. As a result of the COVID-19 pandemic, the trading prices for our Class A common stock and the stock of other technology companies have been highly volatile, and such volatility may continue for the duration of and possibly beyond the COVID-19 pandemic. Any sustained adverse impacts from the continued spread of COVID-19 could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.

In response to COVID-19, as many other companies have done, we have temporarily closed the majority of our global offices; required most of our employees to continue to work remotely; implemented travel restrictions; and postponed or canceled certain of our customer, industry, implementation partner, analyst, investor, and employee events, and converted other events to virtual-only experiences. These precautionary measures could have increasingly negative effects on our employee productivity and morale, sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, financial condition, and operating results in any given period. We may also continue to experience impacts to productivity and other operational and business impacts if our employees, executives, or their family members experience health issues, or if there are continued delays in our hiring and onboarding of new employees. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our real estate portfolio, as well as strategy, operational, and workplace culture challenges that may adversely affect our business. The COVID-19 pandemic could also impact our data center and computing infrastructure operations, including potential disruptions to, among other things, the supply chain required to maintain these systems, construction projects designed to expand our data center capacity, and primary vendors who provide critical products and services.
Our future revenues rely on continued demand by existing customers and the acquisition of new customers. We have experienced and may continue to experience delays in purchasing decisions from prospective customers and a reduction in customer demand, particularly in the industries most impacted by the COVID-19 pandemic, such as travel and hospitality and healthcare. We may also continue to experience a reduction in renewal rates, particularly within our subset of small and medium-sized planning customers, as well as reduced customer spend and delayed payments, which could materially impact our business, financial condition, and operating results in future periods. In addition, some of our competitors may offer their products and services at a lower price, or may offer delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. While our subscription services revenues are relatively predictable in the near term as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and overall financial performance until future periods.
It is not possible for us to estimate the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, financial condition, or operating results at this time, as the impact will depend on future developments, which are highly uncertain and difficult to predict. To the extent the COVID-19 pandemic adversely affects our business, financial condition, and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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

We have experienced, and may in the future experience, defects, system disruptions, outages, and other performance problems, including the failure of our applications to perform properly. These problems may be caused by a variety of factors, including infrastructure changes, vendor issues, software and system defects, human error, viruses, worms, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Because of the large amount of data that we collect and process in our systems, even if we do not experience a customer outage as a result of these issues, it is possible that these issues could result in significant disruption, data loss or corruption, or cause the data to be incomplete or contain inaccuracies that our customers and other users regard as significant. Additionally, such issues may also result in vulnerabilities that could inadvertently result in unauthorized access to data. Furthermore, the availability or performance of our applications could also be adversely affected by our customers’ and other users’ inability to access the internet. For example, our customers and other users access our applications through their internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ and other users’ access to our applications, which could adversely affect their perception of our applications’ reliability and our revenues. In addition, certain countries have implemented or may implement legislative and technological actions that either do or can effectively regulate access to the internet, including the ability of internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the internet for the delivery of their services.
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
In addition, we also rely upon third-party hosted infrastructure partners globally, including Amazon Web Services, NTT America, Microsoft Corporation, and Google LLC, to serve customers and operate certain aspects of our services, such as environments for development and testing, training, sales demonstrations, and production usage. Any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.

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
Additionally, if these data center operators or hosted infrastructure partners are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at these data centers or at our hosted infrastructure partners, or any errors, defects, disruptions, or other performance problems with our applications or the infrastructure on which they run, including those related to cybersecurity threats or attacks, could adversely affect our reputation and may damage our customers’ or other users’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers for prepaid and unused subscription services, subject us to potential liabilities, result in contract terminations, or adversely affect our renewal rates.
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
Many of the companies with which we compete for experienced personnel have greater resources than we have and may offer more lucrative compensation packages than we offer. Our business may be adversely affected if we are unable to retain our highly skilled employees, especially our senior sales executives. Job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, or if the mix of equity and cash compensation that we offer is not sufficiently attractive, it may adversely affect our ability to recruit and retain highly skilled employees. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (including during the ongoing COVID-19 pandemic). Additionally, job candidates may be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have a chilling effect on hiring and result in a diversion of our time and resources. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. Further, our current and future office environments or flexible work policies may not meet the expectations of our employees or prospective employees. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.

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
Our business depends on our ability to satisfy our customers and end users, both with respect to our application offerings and the professional services that are performed to help them use features and functions that address their business needs. High customer satisfaction requires that our customers undergo a successful implementation and be properly trained on our applications to effectively implement and increase their level of adoption of such applications. Implementation of our applications may be technically complicated because they are designed to enable complex and varied business processes across large organizations, integrate data from a broad and complex range of workflows and systems, and may involve deployment in a variety of environments. Incorrect or improper implementation or use of our applications could result in customer and user dissatisfaction and harm our business and operating results.
In order for our customers to successfully implement our applications, they need access to highly skilled and trained service professionals. Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of deployment services for our customers. The work performed by us or these third parties that we rely on, including any work related to the on-site components of deployment services requested by a customer, might be adversely impacted directly or indirectly by the ongoing COVID-19 pandemic, including as a result of restrictions in accessing customer sites. Additionally, if our customers’ personnel are unable to participate in deployment activities as a direct or indirect result of the ongoing COVID-19 pandemic, this could result in delays in customer go-live dates for our applications. If customers are not satisfied with the quality and timing of work performed by us or a third party or with the type of professional services or applications delivered, or if we or a third party have not fully delivered on certain commitments made to our customers, then we could incur additional costs to address the situation, the revenue recognition of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. We must also align our product development and professional services operations in order to ensure that customers’ evolving needs are met. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers both domestic and abroad.
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
As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same pace or based on the same pricing model as we have used historically. From time to time, we may also change our pricing structure, which could adversely impact demand for our products. Moreover, large customers, which are a primary focus of our sales efforts, have and may continue to request greater price concessions and delayed payment terms. As a result of the COVID-19 pandemic, some of our existing and potential customers have deferred, and may continue to defer, purchasing decisions, request price concessions and delayed payment terms, and request other terms and conditions. As a result, in the future we may be required to reduce our prices or accept onerous terms and conditions, including delayed payment terms, which could adversely affect our revenues, profitability, financial position, and cash flows in any given period. Restrictions on travel and in-person meetings have interrupted, and could continue to interrupt, our sales activity, and we cannot predict whether, for how long, or the extent to which the COVID-19 pandemic may continue to have an impact. Our sales force has historically met with our customers and potential customers face-to-face when selling our solutions, and while the majority of our deployment activities are completed remotely, many of our customers may prefer to have certain deployment activities such as project initiation and go-live activities completed on-site. Furthermore, because our future revenue growth relies, in large part, on new customer acquisition, any inability of our sales force to establish relationships with potential customers during the current environment or prospects deferring buying decisions due to the economic uncertainty is likely to have a negative impact on our future revenue growth and other financial measures.
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
Our quarterly operating results, including our revenues, operating margin, profitability, cash flow, unearned revenue, and remaining performance obligations for subscription contracts, or backlog, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. As discussed above, the extent to which the ongoing COVID-19 pandemic, the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our operating results will depend on future developments, which are highly uncertain and difficult to predict. For example, beginning in March 2020, we began experiencing and continue to experience unfavorable impacts to our new subscription bookings, causing us to reduce our fiscal 2022 subscription revenue outlook. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities. Additionally, as we typically sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year, we may experience a greater impact on our business and quarterly results due to the prolonged uncertainty.
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
•the changes in payment terms and timing of customer payments and payment defaults by customers, including those impacted by the ongoing COVID-19 pandemic;
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
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. Moreover, the ongoing COVID-19 pandemic has made it more difficult to develop and maintain positive awareness of our brand. For example, we did not hold our two largest annual customer conferences for fiscal year 2021, Workday Rising and Workday Rising Europe, and we plan to again hold a primarily virtual event, Conversations for a Changing World, in place of Rising during fiscal year 2022. We have also transitioned Adaptive Live, our customer experience for Workday Adaptive Planning customers as well as our global event series, Workday Elevate, from in-person to digital event experiences. Our shift to virtual customer, industry, partner, analyst, investor and employee events may not be as successful or showcase our products as well, and ultimately generate lower levels of customer interest, opportunities, and leads. In addition, we have and may continue to delay certain corporate advertising programs. These precautionary measures that have been adopted, particularly if extended for prolonged periods, could have increasingly negative effects on our ability to develop and maintain widespread positive awareness of our brand, which could harm our business, financial condition, and operating results. In addition, positions we take on environmental, social, governance, and ethical issues from time to time may impact our brand, reputation, or ability to attract or retain customers.
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
We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel, or otherwise offer growth opportunities. For example, we acquired Adaptive Insights in fiscal 2019, Scout in fiscal 2020, and Peakon in fiscal 2022. The pursuit of acquisitions may divert the attention of management, disrupt ongoing business, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. Furthermore, the COVID-19 pandemic could have a continuing impact on our plans to offer certain new features, enhancements, and modifications of our applications in a timely manner, particularly if we experience impacts to productivity due to our employees or their family members experiencing health issues, or as our employees continue to work remotely, or if there are continuing delays in our hiring and onboarding of new employees. If we are unable to provide new features, enhancements, and modifications in a timely and cost-effective manner that achieve market acceptance or that keep pace with rapid technological developments and changing regulatory landscapes, our business and operating results could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to improve their utility to larger customers with complex, dynamic, and global operations, or we may be required to develop new features, enhancements, or modifications to our products to support our customers’ evolving compliance obligations. Some of our larger customers may also require features and functions unique to their business processes that we do not currently offer. In order to help ensure we meet these requirements, we may devote a significant amount of technology support and professional service resources to such customers. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to development resources and the technologies required to build and improve our applications, such as the datasets required to train our machine learning models. If we are not successful in developing these new features, enhancements, modifications, and applications, and bringing them to market timely, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers.

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
We continue to seek opportunities to enter into new markets and/or new lines of business, some of which we may have very limited or no experience in. As an entrant to new markets and new lines of business, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate adoption rates of these new lines of business or their underlying technology. For example, machine learning, artificial intelligence, and blockchain are propelling advancements in technology, but if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. Also, we may not be able to properly price our solutions in these new markets, which could negatively affect our ability to sell to customers. Furthermore, customers in these new markets or of the new lines of business may demand more features and professional services, which may require us to devote even greater research and development, sales, support, and professional services resources to such customers. If we fail to generate adequate revenues from these new markets and lines of business, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our business or financial condition.

Risks Related to Cybersecurity, Data Privacy, and Intellectual Property
If our security measures are breached or unauthorized access to customer or user data is otherwise obtained, our applications may be perceived as not being secure, customers and end users may reduce the use of or stop using our applications, and we may incur significant liabilities.
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, customers, and suppliers, as well as financial, accounting, health, and payroll data and other sensitive information. As a result, a compromise of our applications or unauthorized access, acquisition, use, or destruction of this data, or unavailability of data, could expose us to regulatory actions, litigation, investigations, remediation and indemnity obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer, consumer, and partner confidence in the security of our applications, destruction of information, an increase in our insurance premiums, impairment to our business, and resulting fees, expenses, loss of revenues, and other potential liabilities. We devote significant financial and personnel resources to implement and maintain security measures. While we have security measures in place that are designed to protect against these risks, preserve the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches, our security measures may be compromised as a result of intentional misconduct, including by computer hackers, employees, contractors, or vendors, as well as software bugs, human error, technical malfunctions, or other malfeasance.
Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of hackers, including those who appear to offer a solution to a vulnerability, to sophisticated organizations, including state-sponsored actors. As our market presence grows, we may face increased risks of cybersecurity attack or other security threats. Key cybersecurity risks range from viruses, worms, and other malicious software programs, including phishing attacks or ransomware, to exploitation of software bugs or other defects, to “mega breaches” targeted against cloud services and other hosted software, any of which can result in disclosure of confidential information and intellectual property, defective products, production downtimes, reputational harm, compromised data, and an increase in costs to the business. As the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these attacks or to implement adequate preventative measures.
There may also be attacks targeting any vulnerabilities in our applications, internally built infrastructure, enhancements, and updates to our existing offerings, or in the many different underlying networks and services that power the internet that our products depend on, most of which are not under our control or the control of our vendors, partners, or customers. Although we have developed systems and processes that are designed to protect our applications, systems, software and data, as well as customer data and other user data, and to prevent data loss and detect security breaches, there can be no assurance that such measures will be effective against all cybersecurity threats or perceived threats. For example, in April 2021, as a result of a security breach at a software provider, a malicious third party accessed the development environment of a company we had recently acquired, Peakon, and took a copy of Peakon’s source code. We took immediate action to secure Peakon’s development environment and prevent any additional unauthorized access, as well as to confirm that no customer data had been accessed and that this incident had not impacted Workday’s production, development, or other environments or applications. Our response included engaging an external cybersecurity firm for forensic investigation and incident response, performing an internal incident investigation and code vulnerability review, alerting law enforcement, and engaging a third party to conduct a code review. These efforts may not be completely effective or eliminate potential risks from such incidents, however, and there can be no assurance that there will be no impact from this or similar incidents in the future.
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
Our customers can use our applications to collect, use, and store personal or identifying information regarding a variety of individuals in connection with their operations, including but not limited to their employees, contractors, students, job applicants, customers, and suppliers. Additionally, individuals using our WayToTM by Workday application may store, manage, and share with certain organizations credentials such as employment history, education, skills, and compensation information. National, state and local governments and agencies in the countries in which our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, transfer, processing, protection, and disclosure of personal information obtained from consumers and individuals, which could impact our ability to offer our services in certain jurisdictions or our customers’ ability to deploy our solutions globally. We have been requested to, and may continue to need to develop features, enhancements, or modifications to our products to support our customers’ evolving compliance obligations. This may require us to divert development and other resources from other areas, incur significant expenditures, or, if we are unsuccessful in delivering these features, enhancements, or modifications, result in monetary damages, loss of revenues or customers, reputational harm, or other adverse impacts to our business.
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
Additionally, we expect that existing laws, regulations, and standards may be interpreted in new and differing manners in the future and may be inconsistent among jurisdictions. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance and penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for Workday and our customers. In 2016, the European Union (“EU”) adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR established new requirements applicable to the handling of personal data and imposes penalties for non-compliance of the greater of €20 million or 4% of worldwide revenue. Customers, particularly in the EU, are seeking assurances from their suppliers, including us, that their processing of personal data of EU nationals is in accordance with the GDPR. If we are unable to provide adequate assurances to such customers, demand for our applications could be adversely affected. In addition, we must continue to seek assurances from our subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under the GDPR. Additionally, the UK implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. The Data Protection Act also imposes fines of up to the greater of £17 million or 4% of global turnover, in addition to the fines under the GDPR. The UK and the EU reached a Trade Cooperation Agreement in December 2020 that allows continued transfers for a period of up to six months, and the UK and the European Commission have reached an agreement on an adequacy decision for the UK that is awaiting final approval. If that adequacy decision is not approved prior to the end of the six-month period, transfers of data from the European Economic Area to the UK will require use of Standard Contractual Clauses (“SCCs”).
In addition, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in the recent California election in November 2020 and comes into effect on January 1, 2023, with a “lookback” period to January 1, 2022. The CCPA and CPRA give California consumers certain rights similar to those provided by the GDPR, and customers and other users may seek similar assurances from suppliers regarding compliance. Likewise, the Virginia Consumer Data Protection Act, which provides similar rights, will take effect on January 1, 2023. Moreover, there are a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business.

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
The costs of compliance with, and other burdens imposed by, privacy laws and regulations that are applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process, handle, store, use, and transmit demographic and personal data, which in turn could limit the use, effectiveness, and adoption of our applications and reduce overall demand. In addition, the other bases on which we and our customers rely for the transfer of data, such as model contracts, continue to be subjected to regulatory and judicial scrutiny. In July 2020, the Court of Justice of the European Union invalidated the Privacy Shield framework for data transferred from the European Economic Area to the United States. While the same court upheld the use of SCCs, which we offer to our customers to enable data transfers, the decision has led to some uncertainty regarding the use of SCCs as the mechanism for data transfers to the United States and the court made clear that reliance on SCCs alone may not necessarily be sufficient in all circumstances. Use of SCCs must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country. In November 2020, the European Data Protection Board issued draft recommendations, which may impose higher burdens on the use of SCCs for cross-border data transfers, including transfers to cloud service providers, and create challenging technical issues. To comply with these recommendations, we may need to implement additional contractual and technical safeguards for any personal data transferred out of the European Economic Area, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. At the same time in November 2020, the European Commission released a draft of revised SCCs. If adopted, these could make aspects of contracting around cross-border transfers easier, particularly in relation to use of subprocessors. Ultimately, if we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our applications, require us to restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenues.
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
As of April 30, 2021, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2023 and 2042. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2022. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
Additionally, our ability to accurately forecast our future rate of growth is limited. It is difficult to predict customer and other user adoption rates and demand for our applications, the future growth rate and size of the cloud computing market for our services, or the entry of competitive applications. Moreover, it has been and, until the effects of the COVID-19 pandemic are contained, will continue to be, even more difficult for us to forecast our operating results. We plan our expense levels and investments on estimates of future revenues and anticipated rates of growth. If our growth does not meet estimates, we may not be able to adjust our spending quickly enough to avoid an adverse impact on our financial results as a consequence of spending that is not aligned with our actual performance.
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
Our typical sales cycles are six to twelve months but can extend for eighteen months or more, including as a result of the ongoing COVID-19 pandemic, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond HCM. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenues. In addition, a majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription services revenues from new customers generally are recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers during the COVID-19 pandemic, or customer insolvencies resulting from severe economic hardship during the COVID-19 pandemic, could have an impact on our subscription services revenues in any given period. Although we have downside protection in our customer agreements in the form of base minimums, should there be any prolonged decrease in our customers’ headcounts, we could experience reduced subscription services revenues upon renewal or potentially outside of the renewal period, which could materially impact our business and operating results in any given period.

We have a history of cumulative net losses, and we do not expect to be profitable on a GAAP basis for the foreseeable future.
We have incurred significant net losses on a GAAP basis in each period since our inception in 2005. These net losses and our accumulated deficit reflect the substantial investments we make to acquire new customers and develop our applications. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, product development expenses, operations costs, and general and administrative costs, and therefore we expect our net losses on a GAAP basis to continue for the foreseeable future. If we fail to grow our revenues sufficiently to keep pace with our investments and operating expenses, our financial condition and results of operations would be adversely affected. In addition, we may encounter difficulties, delays, and other unpredictable factors that may result in unanticipated operating expenses. Furthermore, to the extent we are successful in increasing our customer base, we also expect to incur increased net losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years or longer. We cannot ensure that we will achieve GAAP profitability in the future or that, if we do become profitable, we will sustain profitability.
We have substantial indebtedness which may adversely affect our financial condition and operating results.
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. As a result of this offering, we incurred $1.15 billion principal amount of indebtedness, which we may be required to pay at maturity in 2022, or upon the occurrence of a fundamental change (as defined in the Indenture by and between us and Wells Fargo Bank, National Association, as Trustee). In addition, in April 2020, we entered into a credit agreement that provided for a term loan in an aggregate original principal amount of $750 million and a revolving credit facility in an aggregate principal amount of $750 million.
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
We invest in early to late stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. These companies are often dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in could deteriorate, which could result in a loss of all or a substantial part of our investment in these companies. In addition, our ability to realize gains on investments may be impacted by our contractual obligations to hold securities for a set period of time. For example, to the extent a company we have invested in undergoes an initial public offering, we may be subject to a lock-up agreement that restricts our ability to sell our securities for a period of time after the public offering or otherwise impedes our ability to mitigate market volatility in such securities.
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
Risks Related to Ownership of Our Class A Common Stock
Our Co-Founders have control over key decision making as a result of their control of a majority of our voting stock.
As of April 30, 2021, our Co-Founder, Director, and Chairman Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 49 million shares of Class B common stock and 0.4 million shares of Class A common stock. As of April 30, 2021, our Co-Founder, Co-CEO, and Chairman Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as members of our board of directors and, in the case of Mr. Bhusri, an officer of Workday. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founders, as well as with other executive officers, directors, and affiliates, which limits or precludes the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of April 30, 2021. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. There is uncertainty as to whether a court would enforce this exclusive forum provision with respect to claims under the Securities Act. If a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results.
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

Catastrophic or climate-related events may disrupt our business.
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in the United States, Canada, Europe, and Asia. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes or other extreme weather conditions. Additionally, we rely on internal technology systems, our website, and our network and third-party infrastructure and enterprise applications, which are located in a wide variety of regions, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, insurrection, pandemics or other public health emergencies (including the ongoing COVID-19 pandemic), or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and may endure system interruptions, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended April 30, 2021, we issued 146 shares of our unregistered Class A common stock to holders of our 2022 Notes upon settlement of conversion of an immaterial aggregate principal amount of such notes. This share amount represents the conversion value of the 2022 Notes in excess of the principal amount converted. These shares of our Class A common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (“Securities Act”). For further information, see Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Additionally, during the three months ended April 30, 2021, we closed our acquisition of Peakon, pursuant to which we issued a total of 81,695 shares of our Class A common stock which are subject to certain time-based vesting provisions. These shares of our Class A common stock were issued in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act. For further information, see Note 7, Business Combinations, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended April 30, 2021. The shares purchased represent the exercise of the convertible note hedges relating to the partial early conversion of the 2022 Notes. For further information, see Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2021 - February 28, 2021	32	$270.03	—	—
March 1, 2021 - March 31, 2021	108	253.85	—	—
April 1, 2021 - April 30, 2021	—	—	—	—
Total	140		—

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Amended and Restated Bylaws	8-K	001-35680	April 1, 2021	3.1
10.1	Workday, Inc. Change in Control Policy					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 26, 2021

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
President and Chief Financial Officer (Principal Financial Officer)