Form 10-Q
period 2021-07-31
Workday, Inc.
filed 2021-08-26
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of August 24, 2021, there were approximately 191 million shares of the registrant’s Class A common stock, net of treasury stock, and 57 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,087,070	$1,384,181
Marketable securities	2,220,888	2,151,472
Trade and other receivables, net	872,764	1,032,484
Deferred costs	130,105	122,764
Prepaid expenses and other current assets	150,287	111,160
Total current assets	4,461,114	4,802,061
Property and equipment, net	1,135,593	972,403
Operating lease right-of-use assets	275,747	414,143
Deferred costs, noncurrent	278,197	271,796
Acquisition-related intangible assets, net	381,392	248,626
Goodwill	2,362,166	1,819,625
Other assets	219,636	189,757
Total assets	$9,113,845	$8,718,411
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,082	$75,596
Accrued expenses and other current liabilities	178,857	169,266
Accrued compensation	303,738	285,061
Unearned revenue	2,454,379	2,556,624
Operating lease liabilities	82,075	93,000
Debt, current	1,201,964	1,103,101
Total current liabilities	4,274,095	4,282,648
Debt, noncurrent	654,633	691,913
Unearned revenue, noncurrent	64,210	80,111
Operating lease liabilities, noncurrent	209,193	350,051
Other liabilities	43,724	35,854
Total liabilities	5,245,855	5,440,577
Stockholders’ equity:
Common stock	248	242
Additional paid-in capital	6,639,067	6,254,936
Treasury stock	(12,431)	(12,384)
Accumulated other comprehensive income (loss)	(44,150)	(54,970)
Accumulated deficit	(2,714,744)	(2,909,990)
Total stockholders’ equity	3,867,990	3,277,834
Total liabilities and stockholders’ equity	$9,113,845	$8,718,411
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenues:
Subscription services	$1,113,454	$931,698	$2,145,623	$1,813,654
Professional services	146,907	130,269	289,771	266,698
Total revenues	1,260,361	1,061,967	2,435,394	2,080,352
Costs and expenses (1):
Costs of subscription services	192,738	145,007	374,946	290,270
Costs of professional services	152,783	139,270	303,628	299,637
Product development	444,251	418,681	885,867	862,165
Sales and marketing	358,157	276,497	684,651	595,054
General and administrative	113,552	99,266	225,735	194,437
Total costs and expenses	1,261,481	1,078,721	2,474,827	2,241,563
Operating income (loss)	(1,120)	(16,754)	(39,433)	(161,211)
Other income (expense), net	102,985	(11,453)	93,934	(22,426)
Income (loss) before provision for (benefit from) income taxes	101,865	(28,207)	54,501	(183,637)
Provision for (benefit from) income taxes	(3,871)	(191)	(4,713)	2,747
Net income (loss)	$105,736	$(28,016)	$59,214	$(186,384)
Net income (loss) per share, basic	$0.43	$(0.12)	$0.24	$(0.79)
Net income (loss) per share, diluted	$0.41	$(0.12)	$0.23	$(0.79)
Weighted-average shares used to compute net income (loss) per share, basic	246,943	236,002	245,308	234,483
Weighted-average shares used to compute net income (loss) per share, diluted	260,016	236,002	252,900	234,483

(1) Costs and expenses include share-based compensation expenses as follows:
	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Costs of subscription services	$20,421	$14,825	$41,138	$28,717
Costs of professional services	26,534	24,552	54,226	47,118
Product development	129,892	128,505	259,754	250,527
Sales and marketing	52,168	49,854	102,476	96,804
General and administrative	35,704	33,500	71,760	64,742
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net income (loss)	$105,736	$(28,016)	$59,214	$(186,384)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(1,219)	1,684	(1,001)	437
Net change in unrealized gains (losses) on available-for-sale debt securities	(208)	(728)	(1,106)	2,246
Net change in market value of effective foreign currency forward exchange contracts	17,698	(57,836)	12,927	(25,529)
Other comprehensive income (loss)	16,271	(56,880)	10,820	(22,846)
Comprehensive income (loss)	$122,007	$(84,896)	$70,034	$(209,230)
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Common stock:
Balance, beginning of period	$246	$235	$242	$231
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	2	1	6	5
Settlement of convertible senior notes	—	2	—	2
Balance, end of period	248	238	248	238
Additional paid-in capital:
Balance, beginning of period	6,298,516	5,330,170	6,254,936	5,090,187
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	75,842	70,939	74,481	74,512
Share-based compensation	264,699	250,431	529,304	486,841
Exercise of convertible senior notes hedges	11	303,202	50	303,202
Settlement of convertible senior notes	(1)	(4)	(2)	(4)
Cumulative effect of accounting changes	—	—	(219,702)	—
Balance, end of period	6,639,067	5,954,738	6,639,067	5,954,738
Treasury stock:
Balance, beginning of period	(12,420)	—	(12,384)	—
Exercise of convertible senior notes hedges	(11)	(303,201)	(47)	(303,201)
Balance, end of period	(12,431)	(303,201)	(12,431)	(303,201)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(60,421)	57,526	(54,970)	23,492
Other comprehensive income (loss)	16,271	(56,880)	10,820	(22,846)
Balance, end of period	(44,150)	646	(44,150)	646
Accumulated deficit:
Balance, beginning of period	(2,820,480)	(2,785,927)	(2,909,990)	(2,627,359)
Net income (loss)	105,736	(28,016)	59,214	(186,384)
Cumulative effect of accounting changes	—	—	136,032	(200)
Balance, end of period	(2,714,744)	(2,813,943)	(2,714,744)	(2,813,943)
Total stockholders’ equity	$3,867,990	$2,838,478	$3,867,990	$2,838,478

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Common stock (in shares):
Balance, beginning of period	246,311	235,170	242,667	231,708
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	1,776	1,992	5,338	5,454
Settlement of convertible senior notes	—	1,654	—	1,654
Purchase of treasury stock from the exercise of convertible senior notes hedges	—	(1,655)	—	(1,655)
Issuance of restricted stock awards	—	—	82	—
Balance, end of period	248,087	237,161	248,087	237,161
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cash flows from operating activities:
Net income (loss)	$105,736	$(28,016)	$59,214	$(186,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	85,383	73,178	167,846	144,692
Share-based compensation expenses	264,719	251,236	529,354	487,908
Amortization of deferred costs	33,748	27,349	65,362	53,409
Amortization of debt discount and issuance costs	997	14,528	1,994	29,368
Non-cash lease expense	21,069	19,879	43,299	38,248
(Gains) losses on investments	(106,275)	(1,962)	(100,257)	499
Other	(8,006)	14,392	(10,627)	16,301
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(227,511)	(109,316)	164,608	181,586
Deferred costs	(52,834)	(41,841)	(79,104)	(59,901)
Prepaid expenses and other assets	(3,531)	(9,137)	(39,097)	10,840
Accounts payable	8,060	9,307	7,890	(13,075)
Accrued expenses and other liabilities	(15,687)	(39,837)	(26,607)	(41,341)
Unearned revenue	92,605	(22,550)	(132,974)	(241,257)
Net cash provided by (used in) operating activities	198,473	157,210	650,901	420,893
Cash flows from investing activities:
Purchases of marketable securities	(829,370)	(602,546)	(1,594,765)	(1,156,531)
Maturities of marketable securities	771,824	473,016	1,629,232	854,414
Sales of marketable securities	14,829	—	27,286	5,279
Owned real estate projects	(71)	(1,764)	(171,494)	(4,251)
Capital expenditures, excluding owned real estate projects	(87,781)	(66,555)	(157,577)	(126,495)
Business combinations, net of cash acquired	—	—	(679,220)	—
Purchases of non-marketable equity and other investments	(12,039)	(6,350)	(57,806)	(58,600)
Sales and maturities of non-marketable equity and other investments	3,270	1,561	3,295	6,199
Other	6	—	1	—
Net cash provided by (used in) investing activities	(139,332)	(202,638)	(1,001,048)	(479,985)
Cash flows from financing activities:
Proceeds from borrowings on Term Loan, net of debt discount and issuance costs	—	250,000	—	747,795
Payments on convertible senior notes	(20)	(249,945)	(71)	(249,946)
Payments on Term Loan	(9,375)	—	(18,750)	—
Proceeds from issuance of common stock from employee equity plans, net of taxes paid for shares withheld	75,844	70,940	74,487	74,517
Other	(151)	(215)	(376)	(2,255)
Net cash provided by (used in) financing activities	66,298	70,780	55,290	570,111
Effect of exchange rate changes	(321)	771	(135)	506
Net increase (decrease) in cash, cash equivalents, and restricted cash	125,118	26,123	(294,992)	511,525
Cash, cash equivalents, and restricted cash at the beginning of period	967,811	1,220,123	1,387,921	734,721
Cash, cash equivalents, and restricted cash at the end of period	$1,092,929	$1,246,246	$1,092,929	$1,246,246
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Supplemental cash flow data:
Cash paid for interest	$2,429	$4,939	$7,067	$6,377
Cash paid for income taxes, net of refunds	1,941	1,696	6,434	4,641
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	36,823	49,987	36,823	49,987

	As of July 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$1,087,070	$1,239,696
Restricted cash included in Prepaid expenses and other current assets	5,859	6,421
Restricted cash included in Other assets	—	129
Total cash, cash equivalents, and restricted cash	$1,092,929	$1,246,246
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2021, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 2, 2021.
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
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by chief operating decision makers (“CODMs”) in deciding how to allocate resources and assessing performance. For the six months ended July 31, 2021, our CODMs were our Co-Chief Executive Officer and Chairman, Aneel Bhusri, and our Co-Chief Executive Officer, Chano Fernandez. Our CODMs allocate resources and assess performance based upon discrete financial information at the consolidated level.

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
Note 3. Investments
Debt Securities
As of July 31, 2021, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,096,642	$207	$(37)	$1,096,812
U.S. agency obligations	189,188	66	—	189,254
Corporate bonds	372,240	275	(36)	372,479
Commercial paper	780,888	—	—	780,888
	$2,438,958	$548	$(73)	$2,439,433
Included in Cash and cash equivalents	$359,551	$—	$—	$359,551
Included in Marketable securities	$2,079,407	$548	$(73)	$2,079,882

As of January 31, 2021, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,054,146	$205	$(10)	$1,054,341
U.S. agency obligations	504,298	196	(49)	504,445
Corporate bonds	346,563	1,253	(14)	347,802
Commercial paper	664,262	—	—	664,262
	$2,569,269	$1,654	$(73)	$2,570,850
Included in Cash and cash equivalents	$440,678	$—	$—	$440,678
Included in Marketable securities	$2,128,591	$1,654	$(73)	$2,130,172
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
The unrealized losses associated with our debt securities were immaterial as of July 31, 2021, and January 31, 2021, and we did not recognize any credit losses related to our debt securities during the three and six months ended July 31, 2021, or 2020.
We did not have any material sales of debt securities during the three months ended July 31, 2021, or July 31, 2020. We sold $10 million and $5 million of debt securities during the six months ended July 31, 2021, and 2020, respectively. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2021	January 31, 2021
Money market funds	Cash and cash equivalents	$414,663	$659,964
Equity investments accounted for under the equity method	Other assets	—	48,222
Non-marketable equity investments measured using the measurement alternative	Other assets	125,075	73,142
Marketable equity investments	Marketable securities	141,006	21,300
		$680,744	$802,628
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net realized gains (losses) recognized on equity investments sold (1)	$2,767	$—	$(6,379)	$1,591
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	103,478	1,909	106,575	(2,187)
Total net gains (losses) recognized in Other income (expense), net	$106,245	$1,909	$100,196	$(596)
(1)Reflects the difference between the sale proceeds and the carrying value of the equity securities at the beginning of the period.

Equity Investments Accounted for Under the Equity Method
We determine at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). Investments in VIEs for which we are not the primary beneficiary or do not own a controlling interest but can exercise significant influence over the investee are accounted for under the equity method of accounting. During fiscal 2021, we made an equity investment of $50 million in a limited partnership, which represented an ownership interest of approximately 6%. We determined that the limited partnership was a VIE because the at-risk equity holders, as a group, lacked the characteristics of a controlling financial interest. We did not have majority voting rights nor the power to direct the activities of this entity, and therefore, we were not the primary beneficiary. The investment was accounted for under the equity method of accounting as it was considered to be more than minor and we had the ability to exercise significant influence over the entity. Under the equity method, our share of gains on this investment was $0.2 million and losses was $1 million for the three months ended July 31, 2021, and 2020, respectively, and our share of losses was $2 million for each of the six-month periods ended July 31, 2021, and 2020. There was no impairment loss recorded on this investment during the periods presented.
In June 2021, the limited partnership was liquidated and shares of common stock in a corporation were distributed to the partners. Immediately thereafter, the corporation completed its initial public offering (“IPO”). We no longer exercise significant influence over the entity and therefore we accounted for our interest in the common stock received as a marketable equity investment measured at fair value. Concurrent with the IPO, we sold a portion of our investment for proceeds of $5 million, resulting in a realized gain of $3 million. Our remaining investment, which had a carrying value of $141 million as of July 31, 2021, is subject to a lock-up agreement which restricts our ability to sell the securities until December 2021.
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. The carrying values for our non-marketable equity investments are summarized below (in thousands):

	July 31, 2021	January 31, 2021
Total initial cost	$105,819	$65,377
Cumulative net unrealized gains (losses)	19,256	7,765
Carrying value	$125,075	$73,142
We recorded upward adjustments to the carrying value of non-marketable equity investments of $6 million and no material impairment losses for the three months ended July 31, 2021. No material adjustments or impairment losses were recorded for the three months ended July 31, 2020. We recorded upward adjustments of $14 million and impairment losses of $2 million for the six months ended July 31, 2021. We recorded no material adjustments and $3 million of impairment losses for the six months ended July 31, 2020.
Marketable Equity Investments
We hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. The carrying values for our marketable equity investments are summarized below (in thousands):

	July 31, 2021	January 31, 2021
Total initial cost	$47,513	$5,000
Cumulative net unrealized gains (losses)	93,493	16,300
Carrying value (1)	$141,006	$21,300
(1)As of July 31, 2021, investments with a carrying value of $141 million are subject to a lock-up agreement through December 2021.
During the three months ended July 31, 2021, we sold marketable equity investments for proceeds of $15 million which had an initial cost of $6 million. This includes the $5 million sale of the investment previously accounted for under the equity method described above. During the six months ended July 31, 2021, we sold marketable equity investments for proceeds of $17 million which had an initial cost of $7 million. There were no sales of marketable equity investments during the comparative prior year periods.

Note 4. Fair Value Measurements
We measure our cash equivalents, marketable securities, and foreign currency derivative contracts at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs that are supported by little or no market activity.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of July 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$1,096,812	$—	$—	$1,096,812
U.S. agency obligations	—	189,254	—	189,254
Corporate bonds	—	372,479	—	372,479
Commercial paper	—	780,888	—	780,888
Money market funds	414,663	—	—	414,663
Marketable equity investments	141,006	—	—	141,006
Foreign currency derivative assets	—	10,973	—	10,973
Total assets	$1,652,481	$1,353,594	$—	$3,006,075
Foreign currency derivative liabilities	$—	$34,877	$—	$34,877
Total liabilities	$—	$34,877	$—	$34,877
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
Non-Marketable Equity Investments Measured at Fair Value on a Non-Recurring Basis
Non-marketable equity investments that have been remeasured during the period due to an observable event or impairment are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments we hold. For further information, see Note 3, Investments.

Fair Value Measurements of Other Financial Instruments
In April 2020, we entered into a credit agreement (“Credit Agreement”) pursuant to which the lenders extended to Workday a senior unsecured term loan facility in an aggregate principal amount of $750 million (“Term Loan”) and an unsecured revolving credit facility in an aggregate principal amount of $750 million (“Revolving Credit Facility”). The carrying value of the Term Loan was $711 million and $729 million as of July 31, 2021, and January 31, 2021, respectively. The estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, approximates its carrying value because it is a floating rate facility. There were no outstanding borrowings under the Revolving Credit Facility during the periods presented. For further information, see Note 11, Debt.
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. The carrying value of the 2022 Notes was $1.1 billion as of July 31, 2021, and January 31, 2021, and the estimated fair value of the 2022 Notes was $1.9 billion and $1.8 billion as of July 31, 2021, and January 31, 2021, respectively. The estimated fair value of the 2022 Notes, which we have classified as a Level 2 financial instrument, was determined based on the quoted bid price in an over-the-counter market on the last trading day of each reporting period. For further information, see Note 11, Debt.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $408 million and $395 million as of July 31, 2021, and January 31, 2021, respectively. Amortization expense for the deferred costs was $33 million and $27 million for the three months ended July 31, 2021, and 2020, respectively, and $65 million and $53 million for the six months ended July 31, 2021, and 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Land and land improvements	$80,553	$37,065
Buildings	676,724	494,599
Computers, equipment, and software	1,025,628	931,456
Furniture and fixtures	55,048	54,193
Leasehold improvements	147,633	204,273
Property and equipment, gross	1,985,586	1,721,586
Less accumulated depreciation and amortization	(849,993)	(749,183)
Property and equipment, net	$1,135,593	$972,403
Depreciation expense totaled $65 million and $57 million for the three months ended July 31, 2021, and 2020, respectively, and $128 million and $112 million for the six months ended July 31, 2021, and 2020, respectively.
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

Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Developed technology	$312,400	$218,400
Customer relationships	295,000	223,000
Trade name	12,500	12,000
Backlog	15,000	11,000
Acquisition-related intangible assets, gross	634,900	464,400
Less accumulated amortization	(253,508)	(215,774)
Acquisition-related intangible assets, net	$381,392	$248,626
Amortization expense related to acquisition-related intangible assets was $20 million and $16 million for the three months ended July 31, 2021, and 2020, respectively, and $38 million and $32 million for the six months ended July 31, 2021, and 2020, respectively.
As of July 31, 2021, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in thousands):

Fiscal Period:
Remainder of 2022	$39,090
2023	75,823
2024	64,605
2025	51,950
2026	47,172
Thereafter	102,752
Total	$381,392
Note 9. Other Assets
Other assets consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Non-marketable equity and other investments (1)	$151,929	$85,868
Prepayments for goods and services	29,304	19,824
Technology patents and other intangible assets, net	16,260	17,766
Net deferred tax assets	9,539	9,985
Deposits	6,213	6,218
Derivative assets	5,389	173
Equity investments accounted for under the equity method	—	48,222
Other	1,002	1,701
Total	$219,636	$189,757
(1)Included in non-marketable equity and other investments are investments in loan receivables of privately held companies, which are carried at amortized cost. The carrying values of these loan receivables were $27 million and $13 million as of July 31, 2021, and January 31, 2021, respectively. The allowance for credit losses on loan receivables was immaterial for the periods presented.

Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of July 31, 2021, the future estimated amortization expense was as follows (in thousands):

Fiscal Period:
Remainder of 2022	$1,454
2023	2,688
2024	2,380
2025	1,900
2026	1,636
Thereafter	6,202
Total	$16,260
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
Foreign currency forward contracts designated as cash flow hedges are recorded on the condensed consolidated balance sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. As of July 31, 2021, we estimate that $15 million of net losses recorded in AOCI related to our foreign currency forward contracts designated as cash flow hedges will be reclassified into income within the next 12 months.
As of July 31, 2021, and January 31, 2021, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $1.4 billion and $1.3 billion, respectively. The notional value represents the amount that will be bought or sold upon maturity of the forward contract. All contracts have maturities of less than 49 months.
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
As of July 31, 2021, and January 31, 2021, we had outstanding forward contracts not designated as hedges with total notional values of $97 million and $175 million, respectively.

The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2021	January 31, 2021
Derivative assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$5,194	$2,073
Foreign currency forward contracts designated as cash flow hedges	Other assets	5,378	173
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	390	975
Foreign currency forward contracts not designated as hedges	Other assets	11	—
Total derivative assets		$10,973	$3,221
Derivative liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$18,156	$23,647
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	15,501	24,586
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	1,178	1,162
Foreign currency forward contracts not designated as hedges	Other liabilities	42	61
Total derivative liabilities		$34,877	$49,456
The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations was as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
		2021	2020	2021	2020
Total revenues	Revenues	$1,260,361	$1,061,967	$2,435,394	$2,080,352
Amount of gains (losses) related to foreign currency forward contracts designated as cash flow hedges	Revenues	(1,667)	5,278	(1,149)	9,764
Pre-tax gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2021	2020	2021	2020
Gains (losses) recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$16,031	$(52,558)	$11,778	$(15,765)
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	(1,667)	5,278	(1,149)	9,764
Gains (losses) associated with foreign currency forward contracts not designated as hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
		2021	2020	2021	2020
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$2,011	$(4,040)	$1,819	$1,373

We are subject to netting agreements with all of the counterparties of the foreign exchange contracts, under which we are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. It is our policy to present the derivatives gross on the condensed consolidated balance sheets. Our foreign currency forward contracts are not subject to any credit contingent features or collateral requirements. We manage our exposure to counterparty risk by entering into contracts with a diversified group of major financial institutions and by actively monitoring outstanding positions.
As of July 31, 2021, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$724	$—	$724	$(724)	$—	$—
Counterparty B	3,887	—	3,887	(3,887)	—	—
Counterparty C	2,029	—	2,029	(2,029)	—	—
Counterparty D	3,771	—	3,771	(3,771)	—	—
Counterparty E	562	—	562	(562)	—	—
Total	$10,973	$—	$10,973	$(10,973)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$6,445	$—	$6,445	$(724)	$—	$5,721
Counterparty B	15,043	—	15,043	(3,887)	—	11,156
Counterparty C	12,211	—	12,211	(2,029)	—	10,182
Counterparty D	1,114	—	1,114	(3,771)	—	(2,657)
Counterparty E	64	—	64	(562)	—	(498)
Total	$34,877	$—	$34,877	$(10,973)	$—	$23,904
Note 11. Debt
Outstanding debt consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Term Loan, net of unamortized debt discounts of $1,480 and $1,682, respectively, and unamortized debt issuance costs of $137 and $155, respectively	$710,883	$729,413
2022 Notes, net of unamortized debt discounts of $0 and $79,562, respectively, and unamortized debt issuance costs of $4,147 and $4,771, respectively	1,145,714	1,065,601
Total debt	1,856,597	1,795,014
Less: current debt	(1,201,964)	(1,103,101)
Total debt, noncurrent	$654,633	$691,913

As of July 31, 2021, contractual repayments and maturities of our outstanding debt were as follows (in thousands):

Fiscal Period:
Remainder of 2022	$18,750
2023	1,224,861
2024	75,000
2025	75,000
2026	468,750
Total	$1,862,361
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
The Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The financial covenant, based on a quarterly financial test, requires Workday not to exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at the election of Workday for a certain period following an Acquisition (as defined in the Credit Agreement). As of July 31, 2021, and January 31, 2021, we were in compliance with all covenants.
Term Loan
The Term Loan matures on April 2, 2025, and provides for quarterly repayment in installments of the principal amount at a rate of 1.25% of the principal amount per quarter through January 2022, and 2.50% of the principal amount per quarter thereafter. The Term Loan may be prepaid or permanently reduced by Workday without penalty or premium. As of July 31, 2021, the Term Loan had a carrying value of $711 million, of which $56 million is classified as current and $655 million is classified as noncurrent on the condensed consolidated balance sheet. As of January 31, 2021, the Term Loan had a carrying value of $729 million, of which $38 million was classified as current and $692 million was classified as noncurrent on the condensed consolidated balance sheet. As of July 31, 2021, and January 31, 2021, the interest rate on the Term Loan was 1.33% and 1.38%, respectively, and the effective interest rate was 1.41% and 1.46%, respectively.
Revolving Credit Facility
The Revolving Credit Facility may be borrowed, repaid, and reborrowed until April 2, 2025, at which time all amounts borrowed must be repaid. We may request, no more than two times during the term of the Credit Agreement, that each revolving lender extend the maturity date for the revolving loans for one year. Additionally, we may request an increase in aggregate revolving commitments of up to $250 million at any time prior to April 2, 2025. The Revolving Credit Facility may be prepaid or permanently reduced by Workday without penalty or premium. As of July 31, 2021, and January 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility.
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
The 2022 Notes were convertible at the option of the holders in the first half of fiscal 2022 and continue to be convertible through the third quarter of fiscal 2022 since the trigger for early conversion was met. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2022 Notes for more than 20 trading days during the 30 consecutive trading days ended July 31, 2021. Accordingly, the 2022 Notes are classified as current on the condensed consolidated balance sheets for the periods presented. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material.
As described in Note 2, Accounting Standards, we adopted ASU 2020-06 effective February 1, 2021, using a modified retrospective method, under which financial results reported in prior periods were not adjusted. Prior to the adoption of the standard, in accounting for the issuance of the 2022 Notes, we separated them into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes. This difference represented a debt discount that was amortized to interest expense over the term of the 2022 Notes using the effective interest rate method. The gross carrying amount of the equity component for the 2022 Notes was $223 million and was included in Additional paid-in capital on the condensed consolidated balance sheets upon issuance. The effective interest rate of the liability component of the 2022 Notes was 4.60%. Additionally, we separated the total issuance costs incurred into liability and equity components in proportion to the allocation of the initial proceeds, resulting in liability issuance costs of $14 million and equity issuance costs of $4 million. Issuance costs attributable to the liability component were amortized on a straight-line basis, which approximated the effective interest rate method, to interest expense over the term of the 2022 Notes. The issuance costs attributable to the equity component were netted against the equity component in Additional paid-in capital.

Upon adoption of ASU No. 2020-06 on February 1, 2021, we recombined the liability and equity components of the 2022 Notes assuming that the instrument was accounted for as a single liability from inception to the date of adoption. We similarly recombined the liability and equity components of the issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the 2022 Notes, and are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the 2022 Notes. As of July 31, 2021, the effective interest rate on the 2022 Notes was 0.55%. The standard did not impact the accounting for the 2020 Notes since they were converted and repaid prior to the date of adoption.
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
The Purchased Options relating to the 2020 Notes gave us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2020 Notes, approximately 3.1 million shares of our Class A common stock for $81.74 per share, exercisable upon conversion of the 2020 Notes. During the second quarter of fiscal 2021, we received approximately 1.7 million shares of our Class A common stock from the exercise of these Purchased Options.
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
During the third and fourth quarters of fiscal 2021, Warrants related to the 2020 Notes were exercised, and we distributed approximately 1.6 million shares of our Class A common stock to warrant holders primarily utilizing treasury stock. As of July 31, 2021, there were no Warrants outstanding related to the 2020 Notes.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Contractual interest expense	$3,174	$4,799	$6,322	$7,430
Interest cost related to amortization of debt discount	101	13,665	202	27,620
Interest cost related to amortization of debt issuance costs	896	863	1,792	1,750
Total interest expense	$4,171	$19,327	$8,316	$36,800
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. As of July 31, 2021, and January 31, 2021, operating lease right-of-use assets were $276 million and $414 million, respectively, and operating lease liabilities were $291 million and $443 million, respectively. We have also entered into finance lease agreements for other property and equipment. As of July 31, 2021, and January 31, 2021, finance leases were not material.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Operating lease cost	$22,743	$22,336	$47,016	$43,235
Short-term lease cost	2,037	4,080	4,215	8,432
Variable lease cost	4,642	4,886	9,763	9,336
Total operating lease cost	$29,422	$31,302	$60,994	$61,003
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$19,951	$21,153	$46,573	$42,165
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	17,188	32,216	38,689	70,503
Other information related to our operating leases was as follows:

	July 31, 2021	January 31, 2021
Weighted average remaining lease term (in years)	5	6
Weighted average discount rate	2.36%	1.73%
As of July 31, 2021, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Period:
Remainder of 2022	$43,521
2023	83,047
2024	70,778
2025	54,591
2026	28,577
Thereafter	37,916
Total lease payments	318,430
Less imputed interest	(27,162)
Total	$291,268
As of July 31, 2021, we have additional operating leases for office space that have not yet commenced with total undiscounted lease payments of $17 million. These operating leases will commence in fiscal 2022 and 2023, with lease terms ranging from two to eight years.
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
Subsequent to the exercise of the Leased Property Purchase Option, the Property is included in Property and equipment, net on the condensed consolidated balance sheet. As of January 31, 2021, the operating lease right-of-use assets and operating lease liabilities related to these agreements were $134 million and $146 million, respectively. We incurred no rent expense under these agreements for the three months ended July 31, 2021, as compared to $4 million for the three months ended July 31, 2020. Rent expense was $2 million and $7 million for the six months ended July 31, 2021, and 2020, respectively.

Note 13. Commitments and Contingencies
Third-Party Hosted Infrastructure Platform-Related Commitments
We have entered into noncancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. During the second quarter of fiscal 2022, we entered into a six-year, $420 million agreement for the use of cloud services. As of July 31, 2021, future noncancelable minimum payments under these agreements were approximately $790 million.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of July 31, 2021, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 14. Stockholders’ Equity
Common Stock
As of July 31, 2021, there were 191 million shares of Class A common stock, net of treasury stock, and 57 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). As of July 31, 2021, we had 58 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of July 31, 2021, 4 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the six months ended July 31, 2021, is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2021	13,168	$154.90
RSUs granted	4,952	257.51
RSUs vested	(3,924)	145.53
RSUs forfeited	(779)	177.04
Balance as of July 31, 2021	13,417	194.22
As of July 31, 2021, there was a total of $2.1 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.

Performance-Based Restricted Stock Units
During the second quarter of fiscal 2022, 0.3 million shares of PRSUs were granted to employees below the level of vice president that included both service conditions and performance conditions related to company-wide goals. We expect to grant additional shares related to this program for employees hired in fiscal 2022. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ending January 31, 2022, and if the individual employee continues to provide service through the vesting date of March 15, 2022. During each of the three and six-month periods ended July 31, 2021, we recognized $11 million in compensation cost related to these PRSUs. A total of $56 million in unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately seven months.
During fiscal 2021, 0.6 million shares of performance-based restricted stock units (“PRSUs”) were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2021. During the six months ended July 31, 2021, we recognized $17 million in compensation cost related to these PRSUs.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during the six months ended July 31, 2021, is as follows (in millions, except number of shares which are reflected in thousands and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2021	1,260	$13.55	$270
Stock options exercised	(435)	9.23
Stock options canceled	(13)	35.44
Balance as of July 31, 2021	812	15.54	178
Vested and expected to vest as of July 31, 2021	809	15.45	177
Exercisable as of July 31, 2021	768	14.25	169
As of July 31, 2021, there was a total of $3 million in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately one year.
Note 15. Unearned Revenue and Performance Obligations
Subscription services revenues of $970 million and $824 million were recognized during the three months ended July 31, 2021, and 2020, respectively, that were included in the unearned revenue balances as of April 30, 2021, and 2020, respectively. Subscription services revenues of $1.68 billion and $1.46 billion were recognized during the six months ended July 31, 2021, and 2020, respectively, that were included in the unearned revenue balances as of January 31, 2021, and 2020, respectively. Professional services revenues recognized in the same periods from unearned revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2021, approximately $10.58 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $6.88 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of July 31, 2021, were not material.

Note 16. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Interest income	$1,333	$4,978	$3,336	$12,845
Interest expense (1)	(4,190)	(19,302)	(8,367)	(36,841)
Other (2)	105,842	2,871	98,965	1,570
Other income (expense), net	$102,985	$(11,453)	$93,934	$(22,426)
(1)Interest expense includes the contractual interest expense of the Term Loan and Notes, and the related non-cash interest expense attributable to amortization of the debt discounts and debt issuance costs. For further information, see Note 11, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 17. Income Taxes
We compute the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income or loss and adjust for discrete tax items in the period. We reported an income tax benefit of $5 million and an income tax expense of $3 million for the six months ended July 31, 2021, and 2020, respectively. The income tax benefit for the six months ended July 31, 2021, was primarily attributable to excess tax benefit from stock option deductions in foreign jurisdictions and reversal of previously accrued tax liabilities upon favorable tax audit results. The income tax expense for the six months ended July 31, 2020, was primarily attributable to state taxes and income tax expenses in profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of July 31, 2021, we continue to maintain a full valuation allowance on our deferred tax assets except in certain jurisdictions.
Note 18. Net Income (Loss) Per Share
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of treasury stock. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive shares of common stock, including our outstanding stock options, unvested RSUs, PRSUs, and RSAs, convertible senior notes, outstanding warrants, and ESPP obligations.
The net income (loss) per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common shares and Class B common shares as if the income (loss) for the period had been distributed. As the liquidation and dividend rights are identical, the net income (loss) attributable to common stockholders is allocated on a proportionate basis. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of those shares.
Basic and diluted net loss per share was the same for the three and six months ended July 31, 2020, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$80,955	$24,781	$(20,732)	$(7,284)	$45,188	$14,026	$(137,980)	$(48,404)
Denominator:
Weighted-average shares outstanding, basic	189,069	57,874	175,441	60,561	187,204	58,104	173,590	60,893
Net income (loss) per share, basic	$0.43	$0.43	$(0.12)	$(0.12)	$0.24	$0.24	$(0.79)	$(0.79)
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	80,955	24,781	(20,732)	(7,284)	45,188	14,026	(137,980)	(48,404)
Interest expense on convertible senior notes, net of tax	1,229	376	—	—	—	—	—	—
Reallocation of net income and interest expense as a result of conversion of Class B to Class A common stock	25,157	—	—	—	14,026	—	—	—
Reallocation of net income and interest expense to Class B common stock	—	(1,265)	—	—	—	(421)	—	—
Net income (loss) for diluted calculation	107,341	23,892	(20,732)	(7,284)	59,214	13,605	(137,980)	(48,404)
Denominator:
Weighted-average shares outstanding, basic	189,069	57,874	175,441	60,561	187,204	58,104	173,590	60,893
Conversion of Class B to Class A common stock	57,874	—	—	—	58,104	—	—	—
Shares related to outstanding options, unvested RSUs, PRSUs, RSAs, and ESPP obligations	4,606	—	—	—	6,611	—	—	—
Shares related to the convertible senior notes	7,817	—	—	—	—	—	—	—
Shares subject to warrants related to the issuance of convertible senior notes	650	—	—	—	981	—	—	—
Weighted-average shares outstanding, diluted	260,016	57,874	175,441	60,561	252,900	58,104	173,590	60,893
Net income (loss) per share, diluted	$0.41	$0.41	$(0.12)	$(0.12)	$0.23	$0.23	$(0.79)	$(0.79)

The weighted-average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Shares related to outstanding options, unvested RSUs, PRSUs, RSAs, and ESPP obligations	4,415	16,004	2,552	14,029
Shares related to the convertible senior notes	—	9,160	7,818	9,228
Shares subject to warrants related to the issuance of convertible senior notes	—	10,876	—	10,876
Total	4,415	36,040	10,370	34,133
Note 19. Disaggregation of Revenues and Geographic Information
Disaggregation of Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
United States	$942,561	$805,056	$1,826,002	$1,567,396
Other countries	317,800	256,911	609,392	512,956
Total	$1,260,361	$1,061,967	$2,435,394	$2,080,352
No single customer or country other than the United States represented greater than 10% of our total revenues for the three and six months ended July 31, 2021, or 2020.
Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	July 31, 2021	January 31, 2021
United States	$1,202,394	$1,169,820
Ireland	128,529	143,887
Other countries	80,417	72,839
Total	$1,411,340	$1,386,546

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
We have achieved significant growth in a relatively short period of time, with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we have incurred operating losses on a GAAP basis in each period since our inception in 2005, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues will decrease over the longer term as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. In response to the COVID-19 pandemic, we temporarily closed the majority of our offices; required most of our employees to work remotely; implemented travel restrictions; and postponed certain of our customer, industry, implementation partner, analyst, investor, and employee events and converted others to virtual-only experiences. Most of these operational changes remain in effect and we continue to prioritize the health and safety of our employees, customers, and partners. While the majority of our employees continue to work remotely, in the second quarter of fiscal 2022, we began to reopen our offices and are allowing employees to return to the office on a voluntary basis with enhanced safety protocols in place. Despite the economic challenges brought on by the COVID-19 pandemic, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy.
The COVID-19 pandemic has created uncertainty in most industries and impacted our ability to generate new business. Despite this, we continue to achieve solid new subscription bookings as demand for our products remains strong. Our operating margins for the six months ended July 31, 2021, have been favorably impacted by our revenue growth outpacing headcount growth as well as the moderation of operating expenses in response to the COVID-19 pandemic. We do not anticipate the extent of the favorable margin impact experienced in the three and six months ended July 31, 2021, to continue long-term as we remain committed to investing in our business to drive top line growth and to support our customer base.
Our near-term revenues are relatively predictable as a result of our subscription-based business model. However, if the economic uncertainty increases, we may experience a negative impact on new business, customer renewals, sales and marketing efforts, revenue growth rates, customer deployments, customer solvency, product development, or other financial metrics, similar to what we experienced at the onset of the pandemic. Any of these factors could harm our business, financial condition, and operating results.
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
Subscription services revenues accounted for 88% of our total revenues for each of the three and six-month periods ended July 31, 2021, and represented 96% of our total unearned revenue as of July 31, 2021. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three and six months ended July 31, 2021, and 2020, were as follows (in thousands, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020	% Change	2021	2020	% Change
Subscription services	$1,113,454	$931,698	20%	$2,145,623	$1,813,654	18%
Professional services	146,907	130,269	13%	289,771	266,698	9%
Total revenues	$1,260,361	$1,061,967	19%	$2,435,394	$2,080,352	17%
Total revenues were $1.3 billion for the three months ended July 31, 2021, compared to $1.1 billion during the prior year period, an increase of $198 million, or 19%. Subscription services revenues were $1.1 billion for the three months ended July 31, 2021, compared to $932 million for the prior year period, an increase of $182 million, or 20%. The increase in subscription services revenues was primarily due to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $147 million for the three months ended July 31, 2021, compared to $130 million for the prior year period, an increase of $17 million, or 13%. The increase in professional services revenues was primarily due to Workday performing deployment and integration services for a greater number of customers than in the prior year period.

Total revenues were $2.4 billion for the six months ended July 31, 2021, compared to $2.1 billion during the prior year period, an increase of $355 million, or 17%. Subscription services revenues were $2.1 billion for the six months ended July 31, 2021, compared to $1.8 billion for the prior year period, an increase of $332 million, or 18%. The increase in subscription services revenues was primarily due to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $290 million for the six months ended July 31, 2021, compared to $267 million for the prior year period, an increase of $23 million, or 9%. The increase in professional services revenues was primarily due to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Operating Expenses
GAAP operating expenses were $1.3 billion for the three months ended July 31, 2021, compared to $1.1 billion for the prior year period, an increase of $183 million, or 17%. The increase in GAAP operating expenses included increases of $109 million in employee-related expenses including share-based compensation, $31 million related to marketing programs, $14 million in professional services expenses, $11 million in third-party expenses for hardware maintenance and data center capacity, and $9 million in depreciation expense related to equipment in our data centers.
GAAP operating expenses were $2.5 billion for the six months ended July 31, 2021, compared to $2.2 billion for the prior year period, an increase of $233 million, or 10%. The increase in GAAP operating expenses included increases of $212 million in employee-related expenses including share-based compensation, $38 million related to marketing programs, $25 million in professional services expenses, $19 million in third-party expenses for hardware maintenance and data center capacity, and $19 million in depreciation expense primarily related to equipment in our data centers, offset by a decrease of $79 million related to a cash bonus paid to non-executive employees in the first quarter of fiscal 2021 to help accommodate unforeseen costs brought on by the COVID-19 pandemic (“COVID-19 one-time employee bonus”) that was not paid in fiscal 2022.
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
Non-GAAP operating expenses were $969 million for the three months ended July 31, 2021, compared to $804 million for the prior year period, an increase of $164 million, or 20%. The increase in non-GAAP operating expenses included increases of $95 million in employee-related expenses, $31 million related to marketing programs, $14 million in professional services expenses, $11 million in third-party expenses for hardware maintenance and data center capacity, and $9 million in depreciation expense related to equipment in our data centers.
Non-GAAP operating expenses were $1.9 billion for the six months ended July 31, 2021, compared to $1.7 billion for the prior year period, an increase of $163 million, or 10%. The increase in non-GAAP operating expenses included increases of $148 million in employee-related expenses, $38 million related to marketing programs, $25 million in professional services expenses, $19 million in third-party expenses for hardware maintenance and data center capacity, and $19 million in depreciation expense primarily related to equipment in our data centers, offset by a decrease of $79 million related to related to the COVID-19 one-time employee bonus.

Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended July 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$192,738	$(20,421)	$(13,132)	$159,185
Costs of professional services	152,783	(26,534)	(1,215)	125,034
Product development	444,251	(129,892)	(3,161)	311,198
Sales and marketing	358,157	(52,168)	(9,764)	296,225
General and administrative	113,552	(35,704)	(933)	76,915
Total costs and expenses	$1,261,481	$(264,719)	$(28,205)	$968,557

	Three Months Ended July 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$145,007	$(14,825)	$(8,844)	$121,338
Costs of professional services	139,270	(24,552)	(918)	113,800
Product development	418,681	(128,505)	(4,554)	285,622
Sales and marketing	276,497	(49,854)	(7,913)	218,730
General and administrative	99,266	(33,500)	(975)	64,791
Total costs and expenses	$1,078,721	$(251,236)	$(23,204)	$804,281

	Six Months Ended July 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$374,946	$(41,138)	$(27,336)	$306,472
Costs of professional services	303,628	(54,226)	(8,168)	241,234
Product development	885,867	(259,754)	(22,703)	603,410
Sales and marketing	684,651	(102,476)	(26,870)	555,305
General and administrative	225,735	(71,760)	(5,319)	148,656
Total costs and expenses	$2,474,827	$(529,354)	$(90,396)	$1,855,077

	Six Months Ended July 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$290,270	$(28,717)	$(18,487)	$243,066
Costs of professional services	299,637	(47,118)	(4,019)	248,500
Product development	862,165	(250,527)	(16,704)	594,934
Sales and marketing	595,054	(96,804)	(18,489)	479,761
General and administrative	194,437	(64,742)	(3,756)	125,939
Total costs and expenses	$2,241,563	$(487,908)	$(61,455)	$1,692,200
(1)Share-based compensation expenses were $265 million and $251 million for the three months ended July 31, 2021, and 2020, respectively, and $529 million and $488 million for the six months ended July 31, 2021, and 2020, respectively. The increase in share-based compensation expenses includes the impact of RSUs granted to existing and new employees.
(2)Other operating expenses include amortization of acquisition-related intangible assets of $20 million and $16 million for the three months ended July 31, 2021, and 2020, respectively, and $38 million and $32 million for the six months ended July 31, 2021, and 2020, respectively. In addition, other operating expenses include employer payroll tax-related items on employee stock transactions of $8 million and $7 million for the three months ended July 31, 2021, and 2020, respectively, and $53 million and $30 million for the six months ended July 31, 2021, and 2020, respectively.
(3)See “Non-GAAP Financial Measures” below for further information.

Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $193 million for the three months ended July 31, 2021, compared to $145 million for the prior year period, an increase of $48 million, or 33%. The increase in costs of subscription services included increases of $22 million in employee-related expenses including share-based compensation, $9 million in depreciation expense related to equipment in our data center, and $7 million in third-party expenses for hardware maintenance and data center capacity.
GAAP operating expenses in costs of subscription services were $375 million for the six months ended July 31, 2021, compared to $290 million for the prior year period, an increase of $85 million, or 29%. The increase in costs of subscription services included increases of $44 million in employee-related expenses including share-based compensation, $19 million in depreciation expense related to equipment in our data centers, and $11 million in third-party expenses for hardware maintenance and data center capacity, offset by a decrease of $5 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in costs of subscription services were $159 million for the three months ended July 31, 2021, compared to $121 million for the prior year period, an increase of $38 million, or 31%. The increase in costs of subscription services included increases of $16 million in employee-related expenses, $9 million in depreciation expense related to equipment in our data center, and $7 million in third-party expenses for hardware maintenance and data center capacity.
Non-GAAP operating expenses in costs of subscription services were $306 million for the six months ended July 31, 2021, compared to $243 million for the prior year period, an increase of $63 million, or 26%. The increase in costs of subscription services included increases of $30 million in employee-related expenses, $19 million in depreciation expense related to equipment in our data centers, and $11 million in third-party expenses for hardware maintenance and data center capacity, offset by a decrease of $5 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $153 million for the three months ended July 31, 2021, compared to $139 million for the prior year period, an increase of $14 million, or 10%. The increase in costs of professional services was primarily due to an increase of $14 million in employee-related expenses including share-based compensation.
GAAP operating expenses in costs of professional services were $304 million for the six months ended July 31, 2021, compared to $300 million for the prior year period, an increase of $4 million, or 1%. The increase in costs of professional services included an increase of $23 million in employee-related expenses including share-based compensation, offset by a decrease of $12 million related to the COVID-19 one-time employee bonus and $8 million in reduced subcontractor expenses.
Non-GAAP operating expenses in costs of professional services were $125 million for the three months ended July 31, 2021, compared to $114 million for the prior year period, an increase of $11 million, or 10%. The increase in costs of professional services was primarily due to an increase of $12 million in employee-related expenses.
Non-GAAP operating expenses in costs of professional services were $241 million for the six months ended July 31, 2021, compared to $249 million for the prior year period, a decrease of $7 million, or 3%. The decrease in costs of professional services included decreases of $12 million related to the COVID-19 one-time employee bonus and $8 million in reduced subcontractor expense, offset by an increase of $12 million in employee-related expenses.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.

Product Development
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in product development were $444 million for the three months ended July 31, 2021, compared to $419 million for the prior year period, an increase of $26 million, or 6%. The increase in product development expenses was primarily due to an increase of $22 million in employee-related expenses including share-based compensation.
GAAP operating expenses in product development were $886 million for the six months ended July 31, 2021, compared to $862 million for the prior year period, an increase of $24 million, or 3%. The increase in product development expenses included an increase of $53 million in employee-related expenses including share-based compensation, offset by a decrease of $31 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in product development were $311 million for the three months ended July 31, 2021, compared to $286 million for the prior year period, an increase of $26 million, or 9%. The increase in product development expenses was primarily due to an increase of $21 million in employee-related expenses.
Non-GAAP operating expenses in product development were $603 million for the six months ended July 31, 2021, compared to $595 million for the prior year period, an increase of $8 million, or 1%. The increase in product development expenses included an increase of $35 million in employee-related expenses, offset by a decrease of $31 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $358 million for the three months ended July 31, 2021, compared to $276 million for the prior year period, an increase of $82 million, or 30%. The increase in sales and marketing expenses included increases of $40 million in employee-related expenses including share-based compensation and $31 million related to marketing programs.
GAAP operating expenses in sales and marketing were $685 million for the six months ended July 31, 2021, compared to $595 million for the prior year period, an increase of $90 million, or 15%. The increase in sales and marketing expenses included increases of $63 million in employee-related expenses including share-based compensation and $38 million related to marketing programs, offset by decrease of $25 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in sales and marketing were $296 million for the three months ended July 31, 2021, compared to $219 million for the prior year period, an increase of $77 million, or 35%. The increase in sales and marketing expenses included increases of $37 million in employee-related expenses and $31 million related to marketing programs.
Non-GAAP operating expenses in sales and marketing were $555 million for the six months ended July 31, 2021, compared to $480 million for the prior year period, an increase of $76 million, or 16%. The increase in sales and marketing expenses included increases of $51 million in employee-related expenses and $38 million related to marketing programs, offset by decrease of $25 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $114 million for the three months ended July 31, 2021, compared to $99 million for the prior year period, an increase of $14 million, or 14%. The increase in general and administrative expenses included increases of $10 million in employee-related expenses including share-based compensation and $10 million in professional services expenses.
GAAP operating expenses in general and administrative were $226 million for the six months ended July 31, 2021, compared to $194 million for the prior year period, an increase of $31 million, or 16%. The increase in general and administrative expenses included increases of $29 million in employee-related expenses including share-based compensation and $17 million in professional services expenses, offset by a decrease of $6 million related to the COVID-19 one-time employee bonus.

Non-GAAP operating expenses in general and administrative were $77 million for the three months ended July 31, 2021, compared to $65 million for the prior year period, an increase of $12 million, or 19%. The increase in general and administrative expenses included increases of $10 million in professional services expenses and $8 million in employee-related expenses.
Non-GAAP operating expenses in general and administrative were $149 million for the six months ended July 31, 2021, compared to $126 million for the prior year period, an increase of $23 million, or 18%. The increase in general and administrative expenses included increases of $20 million in employee-related expenses and $17 million in professional services expenses, offset by a decrease of $6 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins improved from (1.6)% for the three months ended July 31, 2020, to (0.1)% for the three months ended July 31, 2021. Our GAAP operating margins for the three months ended July 31, 2021, have been favorably impacted by our revenue growth outpacing headcount growth and moderation of operating expenses in response to the COVID-19 pandemic.
GAAP operating margins improved from (7.7)% for the six months ended July 31, 2020, to (1.6)% for the six months ended July 31, 2021. Our GAAP operating margins for the six months ended July 31, 2021, have been favorably impacted by our revenue growth outpacing headcount growth, moderation of operating expenses in response to the COVID-19 pandemic, and the COVID-19 one-time employee bonus paid in the prior fiscal year.
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
Non-GAAP operating margins declined from 24.3% for the three months ended July 31, 2020, to 23.2% for the three months ended July 31, 2021. The decline in non-GAAP operating margins for the three months ended July 31, 2021, was primarily due to higher operating expenses resulting from higher headcount and timing of marketing programs, partially offset by higher revenues.
Non-GAAP operating margins improved from 18.7% for the six months ended July 31, 2020, to 23.8% for the six months ended July 31, 2021. Our non-GAAP operating margins for the six months ended July 31, 2021, have been favorably impacted by our revenue growth outpacing headcount growth, moderation of operating expenses in response to the COVID-19 pandemic, and the COVID-19 one-time employee bonus paid in the prior fiscal year.

Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended July 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(0.1)%	21.0%	2.3%	23.2%

	Three Months Ended July 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(1.6)%	23.7%	2.2%	24.3%

	Six Months Ended July 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(1.6)%	21.7%	3.7%	23.8%

	Six Months Ended July 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(7.7)%	23.4%	3.0%	18.7%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
We had other income, net of $103 million for the three months ended July 31, 2021, as compared to other expense, net of $11 million for the prior year period. This increase in other income was related to net gains of $106 million on our equity securities, of which $100 million of gains were related to an equity investment that completed its IPO during the quarter, and a decrease in interest expense of $15 million due to the adoption of ASU No. 2020-06 and the conversion of the 2020 Notes in the second quarter of fiscal 2021.
We had other income, net of $94 million for the six months ended July 31, 2021, as compared to other expense, net of $22 million for the prior year period. This increase in other income was related to net gains of $100 million on our equity securities, which was primarily due to an equity investment that completed its IPO during the quarter, and a decrease in interest expense of $28 million due to the adoption of ASU No. 2020-06 and the conversion of the 2020 Notes in the second quarter of fiscal 2021, offset by a decrease of $10 million in interest income on marketable securities as a result of lower prevailing interest rates.
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
See “Results of Operations—Operating Expenses” and “Results of Operations—Operating Margins” for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three and six months ended July 31, 2021, and 2020.
Liquidity and Capital Resources
As of July 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $3.3 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of, in order from largest to smallest, U.S. treasury securities, commercial paper, money market funds, corporate bonds, U.S. agency obligations, and marketable equity investments. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
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
Our cash flows for the three and six months ended July 31, 2021, and 2020, were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net cash provided by (used in):
Operating activities	$198,473	$157,210	$650,901	$420,893
Investing activities	(139,332)	(202,638)	(1,001,048)	(479,985)
Financing activities	66,298	70,780	55,290	570,111
Effect of exchange rate changes	(321)	771	(135)	506
Net increase (decrease) in cash, cash equivalents, and restricted cash	$125,118	$26,123	$(294,992)	$511,525
Operating Activities
Cash provided by operating activities was $198 million and $157 million for the three months ended July 31, 2021, and 2020, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and related cash collections and moderation of operating expenses in response to the COVID-19 pandemic.
Cash provided by operating activities was $651 million and $421 million for the six months ended July 31, 2021, and 2020, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and related cash collections and moderation of operating expenses in response to the COVID-19 pandemic.
We expect our business to continue to generate sufficient operating cash flows; however, if the COVID-19 pandemic worsens or is prolonged, our customers may continue to request payment timing concessions, which could materially impact the timing and predictability of our operating cash flows in any given period.
Investing Activities
Cash used in investing activities for the three months ended July 31, 2021, was $139 million, which was primarily related to capital expenditures for data center projects of $88 million, purchases of non-marketable equity and other investments of $12 million, and the timing of purchases and maturities of marketable securities. These payments were partially offset by proceeds of $15 million from sales of marketable securities.
Cash used in investing activities for the three months ended July 31, 2020, was $203 million, which was primarily the result of data center and office space projects of $67 million and the timing of purchases and maturities of marketable securities.
Cash used in investing activities for the six months ended July 31, 2021, was $1.0 billion, which was primarily related to cash consideration for the acquisition of Peakon, net of cash acquired, of $679 million, the purchase of leased office space within our corporate headquarters of $171 million, capital expenditures primarily for data center projects of $158 million, and purchases of non-marketable equity and other investments of $58 million. These payments were partially offset by proceeds of $27 million from sales of marketable securities and the timing of purchases and maturities of marketable securities.
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

Financing Activities
Cash provided by financing activities was $66 million for the three months ended July 31, 2021, which was primarily due to proceeds of $76 million from the issuance of common stock from employee equity plans, offset by a payment of $9 million on the Term Loan.
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
Cash provided by financing activities was $55 million for the six months ended July 31, 2021, which was primarily due to proceeds of $74 million from the issuance of common stock from employee equity plans, offset by a payment of $19 million on the Term Loan.
Cash provided by financing activities was $570 million for the six months ended July 31, 2020, which was primarily due to proceeds of $748 million from borrowings on the Term Loan and $75 million from the issuance of common stock from employee equity plans, offset by the principal payment of $250 million in connection with the conversion of the 2020 Notes.
Our 2022 Notes are convertible at the option of the holders during the third quarter of fiscal 2022 since the trigger for early conversion was met. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material. We may receive additional conversion requests that require settlement in the third quarter of fiscal 2022. For further information, see Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Convertible Senior Notes
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. We are not required to make principal payments under the 2022 Notes prior to maturity. If the 2022 Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $1.15 billion in principal on October 1, 2022. The 2022 Notes are convertible at the option of the holders during the third quarter of fiscal 2022. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material. We may receive additional conversion requests that require settlement in the third quarter of fiscal 2022. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Operating Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment with various expiration dates. These lease agreements often provide us with an option to renew. As of July 31, 2021, future contractual lease payments, excluding imputed interest, were $318 million.

Third-Party Hosted Infrastructure Platforms for Business Operation
We have entered into noncancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. During the second quarter of fiscal 2022, we entered into a six-year, $420 million agreement for the use of cloud services. As of July 31, 2021, future noncancelable minimum payments under these agreements were approximately $790 million.
Purchase Obligations
We entered into a ten-year sporting event sponsorship agreement with future noncancelable minimum payments of approximately $144 million.
Off-Balance Sheet Arrangements
Through July 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require further updates to our estimates or judgments or require us to further revise the carrying value of our assets or liabilities as of July 31, 2021. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
We believe that the following critical accounting policies involve a high degree of judgment and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Business combinations, goodwill, and acquisition-related intangible assets
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 2, 2021. We no longer consider estimates related to our convertible senior notes to be a critical accounting policy due to the adoption of ASU No. 2020-06 effective February 1, 2021, which simplified the accounting for convertible instruments. There were no other significant changes to our critical accounting policies and estimates during the six months ended July 31, 2021.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of July 31, 2021, our most significant currency exposures were the euro, Canadian dollar, British pound, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $3.3 billion and $3.5 billion as of July 31, 2021, and January 31, 2021, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and marketable equity investments. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100 basis points in interest rates would have resulted in an $11 million and $10 million market value reduction in our investment portfolio as of July 31, 2021, and January 31, 2021, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As of July 31, 2021, and January 31, 2021, the Term Loan had carrying values of $711 million and $729 million, respectively, and there were no outstanding borrowings under the Revolving Credit Facility. The interest rate on the Term Loan was 1.33% and 1.38% as of July 31, 2021, and January 31, 2021, respectively.
Because the interest rates applicable to borrowings under the Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. A hypothetical immediate increase of 100 basis points in interest rates would not have had a significant impact on our results of operations.

In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. The 2022 Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the 2022 Notes. However, the value of the 2022 Notes is exposed to interest rate risk. Generally, the fair value of the 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2022 Notes is affected by our stock price. The carrying value of the 2022 Notes was $1.1 billion as of July 31, 2021, and January 31, 2021, and the estimated fair value of the 2022 Notes was $1.9 billion and $1.8 billion as of July 31, 2021, and January 31, 2021, respectively. The estimated fair value was determined based on the quoted bid price of the 2022 Notes in an over-the-counter market as of the last trading day of the current fiscal quarter, which was $162.00.
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
•we have a history of cumulative losses and we may not achieve or sustain profitability on a GAAP basis in the future;
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
In response to COVID-19, as many other companies have done, we temporarily closed the majority of our global offices; required most of our employees to continue to work remotely; implemented travel restrictions; and postponed or canceled certain of our customer, industry, implementation partner, analyst, investor, and employee events, and converted other events to virtual-only experiences. These precautionary measures could have increasingly negative effects on our employee productivity and morale, sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, financial condition, and operating results in any given period.

During the second quarter of fiscal 2022, a limited number of employees returned to our offices in certain locations, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economics have recently reopened, the status of global economic recovery remains uncertain and unpredictable, and will be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. If the pandemic were to endure for the longer term, recession, depression or other sustained adverse market events may result. We may also continue to experience impacts to productivity and other operational and business impacts if our employees, executives, or their family members experience health issues, or if there are continued delays in our hiring and onboarding of new employees. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our real estate portfolio, as well as strategy, operational, talent recruiting and retention, and workplace culture challenges that may adversely affect our business. The COVID-19 pandemic could also impact our data center and computing infrastructure operations, including potential disruptions to, among other things, the supply chain required to maintain these systems, construction projects designed to expand our data center capacity, and primary vendors who provide critical products and services.
Our future revenues rely on continued demand by existing customers and the acquisition of new customers. We have experienced and may continue to experience delays in purchasing decisions from prospective customers and a reduction in customer demand, particularly in the industries most impacted by the COVID-19 pandemic, such as travel and hospitality. Similarly, we have experienced and may continue to experience a reduction in renewal rates, particularly within our subset of small and medium-sized planning customers, as well as reduced customer spend and delayed payments, which could materially impact our business, financial condition, and operating results in future periods. In addition, some of our competitors may offer their products and services at a lower price, or may offer delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. While our subscription services revenues are relatively predictable in the near term as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and overall financial performance until future periods.
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
In addition, we also rely upon third-party hosted infrastructure partners globally, including Amazon Web Services, Microsoft Corporation, and Google LLC, to serve customers and operate certain aspects of our services, such as environments for development and testing, training, sales demonstrations, and production usage. Any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.

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
To execute our growth plan, we must attract, train, and retain highly qualified personnel. In the technology industry, and particularly in the San Francisco Bay Area, the competition is intense for highly skilled employees, especially for engineers with significant experience in designing and developing software and internet-related services, including in the areas of machine learning and artificial intelligence; for cybersecurity professionals; and for senior sales executives. In addition, the expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Identifying and recruiting qualified personnel and training them in our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. Our business may be adversely affected if our efforts to attract and train new members of our direct sales force do not generate a corresponding increase in revenues. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in desired geographic areas or at all and may not be successful in achieving the workforce growth goals on the timeline we have publicly announced or at all.
Many of the companies with which we compete for experienced personnel have greater resources than we have and may offer more lucrative compensation packages than we offer. Our business may be adversely affected if we are unable to retain our highly skilled employees, especially our senior sales executives. Job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, or if the mix of equity and cash compensation that we offer is not sufficiently attractive, it may adversely affect our ability to recruit and retain highly skilled employees. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas (including during the ongoing COVID-19 pandemic). The challenges we face in recruiting and hiring qualified personnel may be compounded by a decreased willingness of candidates to leave their current employment due to various factors including economic uncertainty caused by the COVID-19 pandemic and uncertainty regarding immigration policies. As the economic uncertainty related to the COVID-19 pandemic eases, we may face additional challenges in recruiting and retaining qualified personnel as other companies increase the pace of hiring. Additionally, job candidates may be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have a chilling effect on hiring and result in a diversion of our time and resources. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. Further, our current and future office environments or flexible work policies may not meet the expectations of our employees or prospective employees. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.

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
We have experienced rapid growth in our customers, headcount, and operations and anticipate that we will continue to expand our customer base, headcount, and operations, in particular, in connection with our publicly announced commitment to increase our workforce by more than 20% in our fiscal year 2022. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and to scale our operations appropriately. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying products and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and operating results.
If we fail to develop widespread brand awareness cost-effectively, our business may suffer.
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. Moreover, the ongoing COVID-19 pandemic has made it more difficult to develop and maintain positive awareness of our brand. For example, we did not hold our two largest annual customer conferences for fiscal year 2021, Workday Rising and Workday Rising Europe, and we plan to again hold a primarily virtual event, Conversations for a Changing World, in place of Rising during fiscal year 2022. We have also transitioned Workday Elevate, our global event series, from an in-person to digital event experience. Our shift to virtual customer, industry, partner, analyst, investor and employee events may not be as successful or showcase our products as well, and ultimately generate lower levels of customer interest, opportunities, and leads. In addition, we have and may continue to delay certain corporate advertising programs. These precautionary measures that have been adopted, particularly if extended for prolonged periods, could have increasingly negative effects on our ability to develop and maintain widespread positive awareness of our brand, which could harm our business, financial condition, and operating results. In addition, positions we take on environmental, social, governance, and ethical issues from time to time may impact our brand, reputation, or ability to attract or retain customers.
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
We depend on relationships with third parties such as deployment partners, technology and content providers, and other key suppliers, and are also dependent on third parties for the license of certain software and development tools that are incorporated into or used with our applications. If the operations of these third parties are disrupted, including as a direct or indirect result of the ongoing COVID-19 pandemic, our own operations may suffer, which could adversely impact our operating results. In addition, we rely upon licensed third-party software to help improve our internal systems, processes, and controls. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. We may be at a disadvantage if our competitors are effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services, or in negotiating better rates or terms with such third parties. In addition, acquisitions of our partners by our competitors could end our strategic relationship with the acquired partner and result in a decrease in the number of our current and potential customers, or the support services available for third-party technology may be negatively affected by mergers and consolidation in the software industry. If we are unsuccessful in establishing or maintaining our relationships with these third parties, or in monitoring the quality of their products or performance, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer.
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
Privacy concerns, evolving regulation of cloud computing, cross-border data transfer, and other domestic or foreign laws and regulations may reduce the effectiveness of our applications, result in significant costs and compliance challenges, and adversely affect our business and operating results.
Legal requirements related to collecting, storing, handling, and transferring personal data are rapidly evolving at both the national and international level in ways that require our business to adapt to support customer compliance. As the regulatory focus on privacy intensifies worldwide, and jurisdictions increasingly consider and adopt privacy laws, the potential risks related to managing personal data by our business may grow. In addition, possible adverse interpretations of existing privacy-related laws and regulations by governments in countries where our customers operate, as well as the potential implementation of new legislation, could impose significant obligations in areas affecting our business or prevent us from offering certain services in jurisdictions where we operate.
Following the European Union’s (“EU”) passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global data privacy compliance landscape outside of the EU has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, in July 2020, the Court of Justice of the EU invalidated a framework called Privacy Shield for companies to transfer data from the European Economic Area to the United States. This decision led to uncertainty about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, GDPR requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subcontractors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Other countries such as Russia, China, and India have also passed or are considering passing laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the United States present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in November 2020 and comes into effect on January 1, 2023, with a “lookback” period to January 1, 2022. The CCPA and CPRA give California consumers certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Other states have enacted, or are considering, privacy laws as well. Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to and which may place additional burdens on us. Increasing sensitivity of individuals to unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate may create a negative public reaction to technologies, products and services such as ours.
Taken together, the costs of compliance with and other obligations imposed by data protection laws and regulations may require modification of our services, limit use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. The perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness, or use of our applications. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty competing with foreign-based firms which could adversely affect our business and operating results.

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
As of July 31, 2021, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2022 and 2042. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2023. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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

We have a history of cumulative losses, and we may not achieve or sustain profitability on a GAAP basis in the future.
Until this quarter, we had incurred significant net losses on a GAAP basis in each period since our inception in 2005 and our quarterly operating results may fluctuate in the future. We expect our operating expenses to increase in the future due to substantial investments we make to acquire new customers and develop our applications, anticipated increases in sales and marketing expenses, employee headcount growth expenses, product development expenses, operations costs, and general and administrative costs, and therefore we expect we may incur losses on a GAAP basis in the future. Furthermore, to the extent we are successful in increasing our customer base, we also expect to incur increased net losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years or longer. You should not consider our recent GAAP-profitability and growth in revenues as indicative of our future performance. We cannot ensure that we will continue to achieve GAAP profitability in the future or that, if we continue to be GAAP-profitable, we will sustain such profitability.
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
As of July 31, 2021, our Co-Founder, Director, and Chairman Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 48 million shares of Class B common stock and 0.3 million shares of Class A common stock. As of July 31, 2021, our Co-Founder, Co-CEO, and Chairman Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as members of our board of directors and, in the case of Mr. Bhusri, an officer of Workday. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founders, as well as with other executive officers, directors, and affiliates, which limits or precludes the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2021. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
Also, Brexit has created economic and political uncertainty. While the UK and the EU reached a Trade Cooperation Agreement in December 2020, the impact of Brexit depends on the implementation of this agreement, as well as the terms of the UK’s future trade agreements with other countries and such impact may not be fully realized for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our UK and global operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended July 31, 2021, we issued 47 shares of our unregistered Class A common stock to holders of our 2022 Notes upon settlement of conversion of an immaterial aggregate principal amount of such notes. This share amount represents the conversion value of the 2022 Notes in excess of the principal amount converted. These shares of our Class A common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (“Securities Act”). For further information, see Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended July 31, 2021. The shares purchased represent the exercise of the convertible note hedges relating to the partial early conversion of the 2022 Notes. For further information, see Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2021 - May 31, 2021	—	$—	—	—
June 1, 2021 - June 30, 2021	44	235.04	—	—
July 1, 2021 - July 31, 2021	4	235.25	—	—
Total	48		—

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 26, 2021

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
President and Chief Financial Officer (Principal Financial Officer)