Form 10-Q
period 2021-10-31
Workday, Inc.
filed 2021-11-18
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of November 16, 2021, there were approximately 193 million shares of the registrant’s Class A common stock, net of treasury stock, and 57 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,297,259	$1,384,181
Marketable securities	2,257,722	2,151,472
Trade and other receivables, net	865,040	1,032,484
Deferred costs	135,829	122,764
Prepaid expenses and other current assets	137,858	111,160
Total current assets	4,693,708	4,802,061
Property and equipment, net	1,120,196	972,403
Operating lease right-of-use assets	269,687	414,143
Deferred costs, noncurrent	287,645	271,796
Acquisition-related intangible assets, net	371,658	248,626
Goodwill	2,428,481	1,819,625
Other assets	269,508	189,757
Total assets	$9,440,883	$8,718,411
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,928	$75,596
Accrued expenses and other current liabilities	196,331	169,266
Accrued compensation	311,819	285,061
Unearned revenue	2,423,305	2,556,624
Operating lease liabilities	83,452	93,000
Debt, current	1,212,215	1,103,101
Total current liabilities	4,275,050	4,282,648
Debt, noncurrent	635,994	691,913
Unearned revenue, noncurrent	70,606	80,111
Operating lease liabilities, noncurrent	202,969	350,051
Other liabilities	40,448	35,854
Total liabilities	5,225,067	5,440,577
Stockholders’ equity:
Common stock	249	242
Additional paid-in capital	6,919,963	6,254,936
Treasury stock	(12,437)	(12,384)
Accumulated other comprehensive income (loss)	(20,627)	(54,970)
Accumulated deficit	(2,671,332)	(2,909,990)
Total stockholders’ equity	4,215,816	3,277,834
Total liabilities and stockholders’ equity	$9,440,883	$8,718,411
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenues:
Subscription services	$1,171,517	$968,547	$3,317,140	$2,782,201
Professional services	155,746	137,413	445,517	404,111
Total revenues	1,327,263	1,105,960	3,762,657	3,186,312
Costs and expenses (1):
Costs of subscription services	200,700	152,396	575,646	442,666
Costs of professional services	159,024	142,785	462,652	442,422
Product development	455,615	419,962	1,341,482	1,282,127
Sales and marketing	366,323	302,870	1,050,974	897,924
General and administrative	121,656	102,024	347,391	296,461
Total costs and expenses	1,303,318	1,120,037	3,778,145	3,361,600
Operating income (loss)	23,945	(14,077)	(15,488)	(175,288)
Other income (expense), net	21,557	(8,846)	115,491	(31,272)
Income (loss) before provision for (benefit from) income taxes	45,502	(22,923)	100,003	(206,560)
Provision for (benefit from) income taxes	2,090	1,417	(2,623)	4,164
Net income (loss)	$43,412	$(24,340)	$102,626	$(210,724)
Net income (loss) per share, basic	$0.17	$(0.10)	$0.42	$(0.89)
Net income (loss) per share, diluted	$0.17	$(0.10)	$0.40	$(0.89)
Weighted-average shares used to compute net income (loss) per share, basic	248,468	238,059	246,348	235,685
Weighted-average shares used to compute net income (loss) per share, diluted	254,760	238,059	253,917	235,685

(1) Costs and expenses include share-based compensation expenses as follows:
	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Costs of subscription services	$21,340	$16,767	$62,478	$45,484
Costs of professional services	29,105	27,349	83,331	74,467
Product development	135,591	128,423	395,345	378,950
Sales and marketing	55,645	54,077	158,121	150,881
General and administrative	39,437	33,216	111,197	97,958
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net income (loss)	$43,412	$(24,340)	$102,626	$(210,724)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(361)	(2)	(1,362)	435
Net change in unrealized gains (losses) on available-for-sale debt securities	(1,505)	(2,578)	(2,611)	(332)
Net change in market value of effective foreign currency forward exchange contracts	25,389	3,044	38,316	(22,485)
Other comprehensive income (loss)	23,523	464	34,343	(22,382)
Comprehensive income (loss)	$66,935	$(23,876)	$136,969	$(233,106)
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Common stock:
Balance, beginning of period	$248	$238	$242	$231
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	1	2	7	7
Settlement of convertible senior notes	—	—	—	2
Balance, end of period	249	240	249	240
Additional paid-in capital:
Balance, beginning of period	6,639,067	5,954,738	6,254,936	5,090,187
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	1,893	3,648	76,374	78,160
Share-based compensation	278,995	259,802	808,299	746,643
Settlement of warrants	—	(34,118)	—	(34,118)
Exercise of convertible senior notes hedges	8	—	58	303,202
Settlement of convertible senior notes	—	—	(2)	(4)
Cumulative effect of accounting changes	—	—	(219,702)	—
Balance, end of period	6,919,963	6,184,070	6,919,963	6,184,070
Treasury stock:
Balance, beginning of period	(12,431)	(303,201)	(12,384)	—
Exercise of convertible senior notes hedges	(6)	—	(53)	(303,201)
Settlement of warrants	—	34,118	—	34,118
Balance, end of period	(12,437)	(269,083)	(12,437)	(269,083)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(44,150)	646	(54,970)	23,492
Other comprehensive income (loss)	23,523	464	34,343	(22,382)
Balance, end of period	(20,627)	1,110	(20,627)	1,110
Accumulated deficit:
Balance, beginning of period	(2,714,744)	(2,813,943)	(2,909,990)	(2,627,359)
Net income (loss)	43,412	(24,340)	102,626	(210,724)
Cumulative effect of accounting changes	—	—	136,032	(200)
Balance, end of period	(2,671,332)	(2,838,283)	(2,671,332)	(2,838,283)
Total stockholders’ equity	$4,215,816	$3,078,054	$4,215,816	$3,078,054

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Common stock (in shares):
Balance, beginning of period	248,087	237,161	242,667	231,708
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	1,429	1,936	6,767	7,390
Settlement of warrants	—	186	—	186
Settlement of convertible senior notes	—	—	—	1,654
Purchase of treasury stock from the exercise of convertible senior notes hedges	—	—	—	(1,655)
Issuance of restricted stock awards	43	—	125	—
Balance, end of period	249,559	239,283	249,559	239,283
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cash flows from operating activities:
Net income (loss)	$43,412	$(24,340)	$102,626	$(210,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	87,127	73,864	254,973	218,556
Share-based compensation expenses	278,995	259,832	808,349	747,740
Amortization of deferred costs	35,482	28,732	100,844	82,141
Amortization of debt discount and issuance costs	997	12,098	2,991	41,466
Non-cash lease expense	21,407	22,141	64,706	60,389
(Gains) losses on investments	(25,222)	(143)	(125,479)	356
Other	3,411	(8,617)	(7,216)	7,684
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	6,649	(53,923)	171,257	127,663
Deferred costs	(50,654)	(41,823)	(129,758)	(101,724)
Prepaid expenses and other assets	18,050	25,898	(21,047)	36,738
Accounts payable	(12,007)	3,762	(4,117)	(9,313)
Accrued expenses and other liabilities	2,498	(5,037)	(24,109)	(46,378)
Unearned revenue	(25,491)	1,358	(158,465)	(239,899)
Net cash provided by (used in) operating activities	384,654	293,802	1,035,555	714,695
Cash flows from investing activities:
Purchases of marketable securities	(722,275)	(806,713)	(2,317,040)	(1,963,244)
Maturities of marketable securities	674,246	427,910	2,303,478	1,282,324
Sales of marketable securities	—	—	27,286	5,279
Owned real estate projects	(4)	(1,072)	(171,498)	(5,323)
Capital expenditures, excluding owned real estate projects	(33,335)	(78,197)	(190,912)	(204,692)
Business combinations, net of cash acquired	(60,645)	—	(739,865)	—
Purchases of non-marketable equity and other investments	(26,720)	(4,618)	(84,526)	(63,218)
Sales and maturities of non-marketable equity and other investments	1,874	24	5,169	6,223
Other	—	—	1	—
Net cash provided by (used in) investing activities	(166,859)	(462,666)	(1,167,907)	(942,651)
Cash flows from financing activities:
Proceeds from borrowings on Term Loan, net of debt discount and issuance costs	—	—	—	747,795
Payments on convertible senior notes	(9)	—	(80)	(249,946)
Payments on Term Loan	(9,375)	(9,375)	(28,125)	(9,375)
Proceeds from issuance of common stock from employee equity plans, net of taxes paid for shares withheld	1,894	3,650	76,381	78,167
Other	(33)	(181)	(409)	(2,436)
Net cash provided by (used in) financing activities	(7,523)	(5,906)	47,767	564,205
Effect of exchange rate changes	50	40	(85)	546
Net increase (decrease) in cash, cash equivalents, and restricted cash	210,322	(174,730)	(84,670)	336,795
Cash, cash equivalents, and restricted cash at the beginning of period	1,092,929	1,246,246	1,387,921	734,721
Cash, cash equivalents, and restricted cash at the end of period	$1,303,251	$1,071,516	$1,303,251	$1,071,516
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Supplemental cash flow data:
Cash paid for interest	$3,837	$5,309	$10,904	$11,686
Cash paid for income taxes, net of refunds	2,716	2,598	9,150	7,239
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	49,713	49,098	49,713	49,098

	As of October 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$1,297,259	$1,067,038
Restricted cash included in Prepaid expenses and other current assets	5,992	4,351
Restricted cash included in Other assets	—	127
Total cash, cash equivalents, and restricted cash	$1,303,251	$1,071,516
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2021, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 2, 2021.
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
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by chief operating decision makers (“CODMs”) in deciding how to allocate resources and assessing performance. For the nine months ended October 31, 2021, our CODMs were our Co-Chief Executive Officer and Chairman, Aneel Bhusri, and our Co-Chief Executive Officer, Chano Fernandez. Our CODMs allocate resources and assess performance based upon discrete financial information at the consolidated level.

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
Note 3. Investments
Debt Securities
As of October 31, 2021, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,246,777	$54	$(294)	$1,246,537
U.S. agency obligations	232,209	2	(383)	231,828
Corporate bonds	426,074	35	(444)	425,665
Commercial paper	934,715	—	—	934,715
Total debt securities	$2,839,775	$91	$(1,121)	$2,838,745
Included in Cash and cash equivalents	$715,486	$1	$(2)	$715,485
Included in Marketable securities	$2,124,289	$90	$(1,119)	$2,123,260

As of January 31, 2021, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,054,146	$205	$(10)	$1,054,341
U.S. agency obligations	504,298	196	(49)	504,445
Corporate bonds	346,563	1,253	(14)	347,802
Commercial paper	664,262	—	—	664,262
Total debt securities	$2,569,269	$1,654	$(73)	$2,570,850
Included in Cash and cash equivalents	$440,678	$—	$—	$440,678
Included in Marketable securities	$2,128,591	$1,654	$(73)	$2,130,172
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
The unrealized losses associated with our debt securities were immaterial as of October 31, 2021, and January 31, 2021, and we did not recognize any credit losses related to our debt securities during the three and nine months ended October 31, 2021, or 2020.
We did not have any sales of debt securities during the three months ended October 31, 2021, or 2020. We sold $10 million and $5 million of debt securities during the nine months ended October 31, 2021, and 2020, respectively. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2021	January 31, 2021
Money market funds	Cash and cash equivalents	$280,481	$659,964
Equity investments accounted for under the equity method	Other assets	—	48,222
Non-marketable equity investments measured using the measurement alternative	Other assets	169,929	73,142
Marketable equity investments	Marketable securities	134,462	21,300
Total equity investments		$584,872	$802,628
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net realized gains (losses) recognized on equity investments sold (1)	$11,759	$—	$4,236	$1,591
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	13,448	3,830	121,167	1,643
Total net gains (losses) recognized in Other income (expense), net	$25,207	$3,830	$125,403	$3,234
(1)Reflects the difference between the sale proceeds and the carrying value of the equity investments at the beginning of the period.

Equity Investments Accounted for Under the Equity Method
We determine at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). Investments in VIEs for which we are not the primary beneficiary or do not own a controlling interest but can exercise significant influence over the investee are accounted for under the equity method of accounting. During fiscal 2021, we made an equity investment of $50 million in a limited partnership, which represented an ownership interest of approximately 6%. We determined that the limited partnership was a VIE because the at-risk equity holders, as a group, lacked the characteristics of a controlling financial interest. We did not have majority voting rights nor the power to direct the activities of this entity, and therefore, we were not the primary beneficiary. The investment was accounted for under the equity method of accounting as it was considered to be more than minor and we had the ability to exercise significant influence over the entity. Under the equity method, our share of earnings and losses of the investee was not material and there was no impairment loss recorded for the periods presented.
In June 2021, the limited partnership was liquidated and shares of common stock in a corporation were distributed to the partners. Immediately thereafter, the corporation completed its initial public offering (“IPO”). We no longer exercise significant influence over the entity and therefore we accounted for our interest in the common stock received as a marketable equity investment measured at fair value. Concurrent with the IPO, we sold a portion of our investment for proceeds of $5 million, resulting in a realized gain of $3 million. Our remaining investment, which had a carrying value of $134 million as of October 31, 2021, is subject to a lock-up agreement which restricts our ability to sell the securities until December 2021 at the earliest. We recorded an unrealized loss of $7 million and an unrealized gain of $91 million related to this investment for the three and nine months ended October 31, 2021, respectively.
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. The carrying values for our non-marketable equity investments are summarized below (in thousands):

	October 31, 2021	January 31, 2021
Total initial cost	$130,131	$65,377
Cumulative net unrealized gains (losses)	39,798	7,765
Carrying value	$169,929	$73,142
We recorded upward adjustments to the carrying value of non-marketable equity investments of $20 million and no material impairment losses for the three months ended October 31, 2021. In addition, as discussed in Note 7, Business Combinations, we recognized a $12 million non-cash gain related to our acquisition of Zimit. No material adjustments or impairment losses were recorded for the three months ended October 31, 2020. We recorded upward adjustments of $34 million and impairment losses of $2 million for the nine months ended October 31, 2021. We recorded no material adjustments and $3 million of impairment losses for the nine months ended October 31, 2020.
Marketable Equity Investments
We hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. The carrying values for our marketable equity investments are summarized below (in thousands):

	October 31, 2021	January 31, 2021
Total initial cost	$47,513	$5,000
Cumulative net unrealized gains (losses)	86,949	16,300
Carrying value (1)	$134,462	$21,300
(1)As of October 31, 2021, investments with a carrying value of $134 million are subject to a lock-up agreement through December 2021.
There were no sales of marketable equity investments during the three months ended October 31, 2021. During the nine months ended October 31, 2021, we sold marketable equity investments for proceeds of $17 million which had an initial cost of $7 million. This includes the $5 million sale of the investment previously accounted for under the equity method described above. There were no sales of marketable equity investments during the comparative prior year periods.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of October 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$1,246,537	$—	$—	$1,246,537
U.S. agency obligations	—	231,828	—	231,828
Corporate bonds	—	425,665	—	425,665
Commercial paper	—	934,715	—	934,715
Money market funds	280,481	—	—	280,481
Marketable equity investments	134,462	—	—	134,462
Foreign currency derivative assets	—	24,166	—	24,166
Total assets	$1,661,480	$1,616,374	$—	$3,277,854
Foreign currency derivative liabilities	$—	$24,197	$—	$24,197
Total liabilities	$—	$24,197	$—	$24,197
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

Fair Value Measurements of Other Financial Instruments
In April 2020, we entered into a credit agreement (“Credit Agreement”) pursuant to which the lenders extended to Workday a senior unsecured term loan facility in an aggregate principal amount of $750 million (“Term Loan”) and an unsecured revolving credit facility in an aggregate principal amount of $750 million (“Revolving Credit Facility”). The carrying value of the Term Loan was $702 million and $729 million as of October 31, 2021, and January 31, 2021, respectively. The estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, approximates its carrying value because it is a floating rate facility. There were no outstanding borrowings under the Revolving Credit Facility during the periods presented. For further information, see Note 11, Debt.
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. The carrying value of the 2022 Notes was $1.1 billion as of October 31, 2021, and January 31, 2021, and the estimated fair value of the 2022 Notes was $2.2 billion and $1.8 billion as of October 31, 2021, and January 31, 2021, respectively. The estimated fair value of the 2022 Notes, which we have classified as a Level 2 financial instrument, was determined based on the quoted bid price in an over-the-counter market on the last trading day of each reporting period. For further information, see Note 11, Debt.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $423 million and $395 million as of October 31, 2021, and January 31, 2021, respectively. Amortization expense for the deferred costs was $36 million and $29 million for the three months ended October 31, 2021, and 2020, respectively, and $101 million and $82 million for the nine months ended October 31, 2021, and 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Land and land improvements	$80,553	$37,065
Buildings	683,966	494,599
Computers, equipment, and software	1,054,780	931,456
Furniture and fixtures	55,329	54,193
Leasehold improvements	152,636	204,273
Property and equipment, gross	2,027,264	1,721,586
Less accumulated depreciation and amortization	(907,068)	(749,183)
Property and equipment, net	$1,120,196	$972,403
Depreciation expense totaled $66 million and $58 million for the three months ended October 31, 2021, and 2020, respectively, and $194 million and $170 million for the nine months ended October 31, 2021, and 2020, respectively.
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

Note 7. Business Combinations
Zimit
On September 28, 2021, we acquired all outstanding stock of Zimit, a configure, price, quote (CPQ) solution built for services industries. We believe the acquisition of Zimit will accelerate our ability to deliver a comprehensive quote-to-cash process automation offering that will provide services organizations increased visibility across the entire revenue cycle. We have included the financial results of Zimit in our condensed consolidated financial statements from the date of acquisition.
The acquisition-date fair value of the purchase consideration was $76 million, attributable to cash consideration of $62 million and the fair value of a previously held equity interest of $14 million. We recorded developed technology intangible assets of $7 million (to be amortized over an estimated useful life of 4 years), customer relationships intangible assets of $3 million (to be amortized over an estimated useful life of 13 years), and goodwill of $67 million. Goodwill was primarily attributable to the expected synergies from integrating Zimit’s technology into our product portfolio. The goodwill is not deductible for income tax purposes. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The measurement period will end no later than one year from the acquisition date.
We invested $2 million in Zimit prior to the acquisition, which was accounted for as a non-marketable equity investment. We recognized a non-cash gain of approximately $12 million as a result of remeasuring our prior equity interest in Zimit held before the business combination. The gain is included in Other income (expense), net on the condensed consolidated statement of operations.
Separate operating results and pro forma results of operations for Zimit have not been presented as the effect of this acquisition was not material to our financial results.
Peakon
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
The acquisition-date fair value of the purchase consideration consisted of the following (in thousands):

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
The purchase consideration was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The primary areas that are subject to change include income taxes payable and deferred taxes. The measurement period will end no later than one year from the acquisition date. The updated preliminary purchase consideration allocation inclusive of measurement period adjustments was as follows (in thousands):

Acquisition-related intangible assets	$170,500
Goodwill	542,201
Other assets	34,639
Deferred tax liability	(20,517)
Other liabilities	(25,075)
Total	$701,748

The fair values and weighted-average useful lives of the acquired intangible assets by category are as follows (in thousands, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$94,000	5
Customer relationships	72,000	13
Backlog	4,000	3
Trade name	500	1
Total acquisition-related intangible assets	$170,500	8
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
Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Developed technology	$319,300	$218,400
Customer relationships	298,100	223,000
Trade name	12,500	12,000
Backlog	15,000	11,000
Acquisition-related intangible assets, gross	644,900	464,400
Less accumulated amortization	(273,242)	(215,774)
Acquisition-related intangible assets, net	$371,658	$248,626
Amortization expense related to acquisition-related intangible assets was $19 million and $14 million for the three months ended October 31, 2021, and 2020, respectively, and $57 million and $46 million for the nine months ended October 31, 2021, and 2020, respectively.
As of October 31, 2021, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in thousands):

Fiscal Period:
Remainder of 2022	$20,011
2023	77,786
2024	66,569
2025	53,913
2026	48,560
Thereafter	104,819
Total	$371,658

Note 9. Other Assets
Other assets consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Non-marketable equity and other investments (1)	$194,597	$85,868
Prepayments for goods and services	29,174	19,824
Technology patents and other intangible assets, net	15,518	17,766
Net deferred tax assets	9,690	9,985
Deposits	6,589	6,218
Derivative assets	13,034	173
Equity investments accounted for under the equity method	—	48,222
Other	906	1,701
Total other assets	$269,508	$189,757
(1)Included in non-marketable equity and other investments are investments in loan receivables of privately held companies, which are carried at amortized cost. The carrying values of these loan receivables were $25 million and $13 million as of October 31, 2021, and January 31, 2021, respectively. The allowance for credit losses on loan receivables was immaterial for the periods presented.
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of October 31, 2021, the future estimated amortization expense was as follows (in thousands):

Fiscal Period:
Remainder of 2022	$712
2023	2,688
2024	2,380
2025	1,900
2026	1,636
Thereafter	6,202
Total	$15,518
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
Foreign currency forward contracts designated as cash flow hedges are recorded on the condensed consolidated balance sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and will be subsequently reclassified to the related revenue line item on the condensed consolidated statements of operations in the same period that the underlying revenues are earned. As of October 31, 2021, we estimate that $7 million of net losses recorded in AOCI related to our foreign currency forward contracts designated as cash flow hedges will be reclassified into income within the next 12 months.
As of October 31, 2021, and January 31, 2021, we had outstanding foreign currency forward contracts designated as cash flow hedges with total notional values of $1.4 billion and $1.3 billion, respectively. The notional value represents the amount that will be bought or sold upon maturity of the forward contract. All contracts have maturities of less than 49 months.

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
As of October 31, 2021, and January 31, 2021, we had outstanding forward contracts not designated as hedges with total notional values of $91 million and $175 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2021	January 31, 2021
Derivative assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$10,806	$2,073
Foreign currency forward contracts designated as cash flow hedges	Other assets	13,029	173
Foreign currency forward contracts not designated as hedges	Prepaid expenses and other current assets	326	975
Foreign currency forward contracts not designated as hedges	Other assets	5	—
Total derivative assets		$24,166	$3,221
Derivative liabilities:
Foreign currency forward contracts designated as cash flow hedges	Accrued expenses and other current liabilities	$13,291	$23,647
Foreign currency forward contracts designated as cash flow hedges	Other liabilities	9,559	24,586
Foreign currency forward contracts not designated as hedges	Accrued expenses and other current liabilities	1,326	1,162
Foreign currency forward contracts not designated as hedges	Other liabilities	21	61
Total derivative liabilities		$24,197	$49,456
The effect of foreign currency forward contracts designated as cash flow hedges on the condensed consolidated statements of operations was as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
		2021	2020	2021	2020
Total revenues	Revenues	$1,327,263	$1,105,960	$3,762,657	$3,186,312
Amount of gains (losses) related to foreign currency forward contracts designated as cash flow hedges	Revenues	(3,847)	5,568	(4,996)	15,332

Pre-tax gains (losses) associated with foreign currency forward contracts designated as cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended October 31,		Nine Months Ended October 31,
		2021	2020	2021	2020
Gains (losses) recognized in OCI	Net change in market value of effective foreign currency forward exchange contracts	$21,542	$8,612	$33,320	$(7,153)
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	(3,847)	5,568	(4,996)	15,332
Gains (losses) associated with foreign currency forward contracts not designated as hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
		2021	2020	2021	2020
Foreign currency forward contracts not designated as hedges	Other income (expense), net	$605	$151	$2,424	$1,524
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
As of October 31, 2021, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$1,879	$—	$1,879	$(1,879)	$—	$—
Counterparty B	7,714	—	7,714	(7,714)	—	—
Counterparty C	4,961	—	4,961	(4,961)	—	—
Counterparty D	8,465	—	8,465	(8,465)	—	—
Counterparty E	1,147	—	1,147	(1,147)	—	—
Total	$24,166	$—	$24,166	$(24,166)	$—	$—

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$4,631	$—	$4,631	$(1,879)	$—	$2,752
Counterparty B	9,136	—	9,136	(7,714)	—	1,422
Counterparty C	8,873	—	8,873	(4,961)	—	3,912
Counterparty D	1,255	—	1,255	(8,465)	—	(7,210)
Counterparty E	302	—	302	(1,147)	—	(845)
Total	$24,197	$—	$24,197	$(24,166)	$—	$31

Note 11. Debt
Outstanding debt consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Term Loan, net of unamortized debt discounts of $1,379 and $1,682, respectively, and unamortized debt issuance costs of $127 and $155, respectively	$701,619	$729,413
2022 Notes, net of unamortized debt discounts of $0 and $79,562, respectively, and unamortized debt issuance costs of $3,261 and $4,771, respectively	1,146,590	1,065,601
Total debt	1,848,209	1,795,014
Less: current debt	(1,212,215)	(1,103,101)
Total debt, noncurrent	$635,994	$691,913
As of October 31, 2021, contractual repayments and maturities of our outstanding debt were as follows (in thousands):

Fiscal Period:
Remainder of 2022	$9,375
2023	1,224,851
2024	75,000
2025	75,000
2026	468,750
Total	$1,852,976
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
The Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The financial covenant, based on a quarterly financial test, requires Workday not to exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at the election of Workday for a certain period following an Acquisition (as defined in the Credit Agreement). As of October 31, 2021, and January 31, 2021, we were in compliance with all covenants.
Term Loan
The Term Loan matures on April 2, 2025, and provides for quarterly repayment in installments of the principal amount at a rate of 1.25% of the principal amount per quarter through January 2022, and 2.50% of the principal amount per quarter thereafter. The Term Loan may be prepaid or permanently reduced by Workday without penalty or premium. As of October 31, 2021, the Term Loan had a carrying value of $702 million, of which $66 million is classified as current and $636 million is classified as noncurrent on the condensed consolidated balance sheet. As of January 31, 2021, the Term Loan had a carrying value of $729 million, of which $38 million was classified as current and $692 million was classified as noncurrent on the condensed consolidated balance sheet. As of October 31, 2021, and January 31, 2021, the interest rate on the Term Loan was 1.30% and 1.38%, respectively, and the effective interest rate was 1.41% and 1.46%, respectively.

Revolving Credit Facility
The Revolving Credit Facility may be borrowed, repaid, and reborrowed until April 2, 2025, at which time all amounts borrowed must be repaid. We may request, no more than two times during the term of the Credit Agreement, that each revolving lender extend the maturity date for the revolving loans for one year. Additionally, we may request an increase in aggregate revolving commitments of up to $250 million at any time prior to April 2, 2025. The Revolving Credit Facility may be prepaid or permanently reduced by Workday without penalty or premium. As of October 31, 2021, and January 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility.
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
The 2022 Notes were convertible at the option of the holders in the first three quarters of fiscal 2022 and continue to be convertible through the fourth quarter of fiscal 2022 since the trigger for early conversion was met. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2022 Notes for more than 20 trading days during the 30 consecutive trading days ended October 31, 2021. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material.
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
Upon adoption of ASU No. 2020-06 on February 1, 2021, we recombined the liability and equity components of the 2022 Notes assuming that the instrument was accounted for as a single liability from inception to the date of adoption. We similarly recombined the liability and equity components of the issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the 2022 Notes, and are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the 2022 Notes. As of October 31, 2021, the effective interest rate on the 2022 Notes was 0.55%. The standard did not impact the accounting for the 2020 Notes since they were converted and repaid prior to the date of adoption.
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
During the third and fourth quarters of fiscal 2021, Warrants related to the 2020 Notes were exercised, and we distributed approximately 1.6 million shares of our Class A common stock to warrant holders primarily utilizing treasury stock. As of October 31, 2021, there were no Warrants outstanding related to the 2020 Notes.

Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Contractual interest expense	$3,140	$4,245	$9,462	$11,675
Interest cost related to amortization of debt discount	101	11,374	303	38,993
Interest cost related to amortization of debt issuance costs	896	724	2,688	2,473
Total interest expense	$4,137	$16,343	$12,453	$53,141
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. As of October 31, 2021, and January 31, 2021, operating lease right-of-use assets were $270 million and $414 million, respectively, and operating lease liabilities were $286 million and $443 million, respectively. We have also entered into finance lease agreements for other property and equipment. As of October 31, 2021, and January 31, 2021, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Operating lease cost	$22,988	$24,638	$70,004	$67,873
Short-term lease cost	1,204	3,443	5,419	11,875
Variable lease cost	8,756	4,563	18,519	13,899
Total operating lease cost	$32,948	$32,644	$93,942	$93,647
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$21,802	$22,765	$68,375	$64,930
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	15,646	113,219	54,335	183,722
Other information related to our operating leases was as follows:

	October 31, 2021	January 31, 2021
Weighted average remaining lease term (in years)	5	6
Weighted average discount rate	2.32%	1.73%
As of October 31, 2021, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Period:
Remainder of 2022	$22,610
2023	86,427
2024	73,333
2025	57,244
2026	30,790
Thereafter	42,608
Total lease payments	313,012
Less imputed interest	(26,591)
Total operating lease liabilities	$286,421
As of October 31, 2021, we have additional operating leases for office space that have not yet commenced with total undiscounted lease payments of $5 million. These operating leases will commence in fiscal 2022 and 2023, with lease terms ranging from one to six years.

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
Subsequent to the exercise of the Leased Property Purchase Option, the Property is included in Property and equipment, net on the condensed consolidated balance sheet. As of January 31, 2021, the operating lease right-of-use assets and operating lease liabilities related to these agreements were $134 million and $146 million, respectively. We incurred no rent expense under these agreements for the three months ended October 31, 2021, as compared to $4 million for the three months ended October 31, 2020. Rent expense was $2 million and $12 million for the nine months ended October 31, 2021, and 2020, respectively.
Note 13. Commitments and Contingencies
Third-Party Hosted Infrastructure Platform-Related Commitments
We have entered into noncancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. During the second quarter of fiscal 2022, we entered into a six-year, $420 million agreement for the use of cloud services. As of October 31, 2021, future noncancelable minimum payments under these agreements were approximately $761 million.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of October 31, 2021, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 14. Stockholders’ Equity
Common Stock
As of October 31, 2021, there were 193 million shares of Class A common stock, net of treasury stock, and 57 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). As of October 31, 2021, we had 58 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of October 31, 2021, 4 million shares of Class A common stock were available for issuance under the ESPP.

Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the nine months ended October 31, 2021, is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2021	13,168	$154.90
RSUs granted	5,651	257.78
RSUs vested	(5,103)	147.99
RSUs forfeited	(1,101)	181.72
Balance as of October 31, 2021	12,615	201.44
As of October 31, 2021, there was a total of $2.0 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2022, 0.3 million shares of performance-based restricted stock units (“PRSUs”) were granted to employees below the level of vice president that included both service conditions and performance conditions related to company-wide goals. We expect to grant additional shares related to this program for employees hired in fiscal 2022. These PRSU awards will vest if the performance conditions are achieved for the fiscal year ending January 31, 2022, and if the individual employee continues to provide service through the vesting date of March 15, 2022. We recognized compensation cost related to these PRSUs of $24 million and $35 million during the three and nine months ended October 31, 2021, respectively. A total of $37 million in unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately five months.
During fiscal 2021, 0.6 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2021. We recognized $17 million in compensation cost related to these PRSUs during the nine months ended October 31, 2021.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during the nine months ended October 31, 2021, is as follows (in millions, except number of shares which are reflected in thousands and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2021	1,260	$13.55	$270
Stock options exercised	(671)	9.01
Stock options canceled	(13)	35.55
Balance as of October 31, 2021	576	18.34	156
Vested and expected to vest as of October 31, 2021	575	18.33	156
Exercisable as of October 31, 2021	545	17.23	149
As of October 31, 2021, there was a total of $2 million in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately one year.

Note 15. Unearned Revenue and Performance Obligations
Subscription services revenues of $1.02 billion and $846 million were recognized during the three months ended October 31, 2021, and 2020, respectively, that were included in the unearned revenue balances as of July 31, 2021, and 2020, respectively. Subscription services revenues of $2.18 billion and $1.90 billion were recognized during the nine months ended October 31, 2021, and 2020, respectively, that were included in the unearned revenue balances as of January 31, 2021, and 2020, respectively. Professional services revenues recognized in the same periods from unearned revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of October 31, 2021, approximately $10.97 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $7.12 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of October 31, 2021, were not material.
Note 16. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Interest income	$1,195	$3,610	$4,531	$16,455
Interest expense (1)	(4,160)	(16,370)	(12,527)	(53,211)
Other (2)	24,522	3,914	123,487	5,484
Total other income (expense), net	$21,557	$(8,846)	$115,491	$(31,272)
(1)Interest expense includes the contractual interest expense of the Term Loan and Notes, and the related non-cash interest expense attributable to amortization of the debt discounts and debt issuance costs. For further information, see Note 11, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 17. Income Taxes
We reported an income tax benefit of $3 million and an income tax expense of $4 million for the nine months ended October 31, 2021, and 2020, respectively. The income tax benefit for the nine months ended October 31, 2021, was primarily attributable to excess tax benefit from stock option deductions in foreign jurisdictions, reversal of previously accrued tax liabilities upon favorable tax audit results, and amortization of intangibles from business combinations. The income tax benefits were partially offset by state taxes and income tax expenses in profitable foreign jurisdictions. The income tax expense for the nine months ended October 31, 2020, was primarily attributable to state taxes and income tax expenses in profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of October 31, 2021, we continue to maintain a full valuation allowance on our deferred tax assets except in certain jurisdictions.

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
Basic and diluted net loss per share was the same for the three and nine months ended October 31, 2020, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$33,417	$9,995	$(18,199)	$(6,141)	$78,546	$24,080	$(156,526)	$(54,198)
Denominator:
Weighted-average shares outstanding, basic	191,259	57,209	178,004	60,055	188,546	57,802	175,071	60,614
Net income (loss) per share, basic	$0.17	$0.17	$(0.10)	$(0.10)	$0.42	$0.42	$(0.89)	$(0.89)
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	33,417	9,995	(18,199)	(6,141)	78,546	24,080	(156,526)	(54,198)
Reallocation of net income and interest expense as a result of conversion of Class B to Class A common stock	9,995	—	—	—	24,080	—	—	—
Reallocation of net income and interest expense to Class B common stock	—	(247)	—	—	—	(718)	—	—
Net income (loss) for diluted calculation	43,412	9,748	(18,199)	(6,141)	102,626	23,362	(156,526)	(54,198)
Denominator:
Weighted-average shares outstanding, basic	191,259	57,209	178,004	60,055	188,546	57,802	175,071	60,614
Conversion of Class B to Class A common stock	57,209	—	—	—	57,802	—	—	—
Shares related to outstanding options, unvested RSUs, PRSUs, RSAs, and ESPP obligations	4,933	—	—	—	6,456	—	—	—
Shares subject to warrants related to the issuance of convertible senior notes	1,359	—	—	—	1,113	—	—	—
Weighted-average shares outstanding, diluted	254,760	57,209	178,004	60,055	253,917	57,802	175,071	60,614
Net income (loss) per share, diluted	$0.17	$0.17	$(0.10)	$(0.10)	$0.40	$0.40	$(0.89)	$(0.89)

The weighted-average number of shares outstanding used in the computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Shares related to outstanding options, unvested RSUs, PRSUs, RSAs, and ESPP obligations	151	18,169	189	17,125
Shares related to the convertible senior notes	7,817	7,818	7,817	9,670
Shares subject to warrants related to the issuance of convertible senior notes	—	10,857	—	10,870
Total	7,968	36,844	8,006	37,665
Note 19. Disaggregation of Revenues and Geographic Information
Disaggregation of Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our master subscription agreement. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
United States	$991,747	$833,544	$2,817,749	$2,400,940
Other countries	335,516	272,416	944,908	785,372
Total revenues	$1,327,263	$1,105,960	$3,762,657	$3,186,312
No single customer or country other than the United States represented greater than 10% of our total revenues for the three and nine months ended October 31, 2021, or 2020.
Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	October 31, 2021	January 31, 2021
United States	$1,184,335	$1,169,820
Ireland	121,370	143,887
Other countries	84,178	72,839
Total long-lived assets	$1,389,883	$1,386,546
Note 20. Subsequent Event
In November 2021, we entered into a definitive agreement to acquire VNDLY, a provider of a cloud-based external workforce and vendor management technology, for consideration of approximately $510 million, consisting principally of cash, subject to adjustments. The acquisition is expected to close during our fourth quarter of fiscal 2022, subject to the satisfaction of customary closing conditions, including required regulatory approvals.

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
We have achieved significant growth in a relatively short period of time, with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding our customer base. While we have incurred operating losses on a GAAP basis in each fiscal year since our inception in 2005, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues will decrease over the longer term as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs.
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

We regularly evaluate acquisition and investment opportunities in complementary businesses, employee teams, services, technologies, and intellectual property rights in an effort to expand our product and service offerings. For example, we acquired Adaptive Insights in fiscal 2019, Scout in fiscal 2020, and Peakon and Zimit in fiscal 2022. We expect to continue making such acquisitions and investments in the future. While we remain focused on improving operating margins, these acquisitions and investments will increase our costs on an absolute basis in the near term. Many of these investments will occur in advance of experiencing any direct benefit from them and could make it difficult to determine if we are allocating our resources efficiently.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic is having unpredictable impacts on global societies, economies, financial markets, and business practices. In response to the COVID-19 pandemic, we temporarily closed the majority of our offices; required most of our employees to work remotely; implemented travel restrictions; and postponed certain of our customer, industry, implementation partner, analyst, investor, and employee events and converted others to virtual-only experiences. Most of these operational changes remain in effect and we continue to prioritize the health and safety of our employees, customers, and partners. While the majority of our employees continue to work remotely, in the second and third quarters of fiscal 2022, we began to reopen our offices and are allowing employees to return to the office on a voluntary basis with enhanced safety protocols in place.
The COVID-19 pandemic has created uncertainty in most industries and impacted our ability to generate new business. Despite the increased uncertainty, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy. We continue to achieve solid new subscription bookings as demand for our products remains strong. Our operating margins for the nine months ended October 31, 2021, have been favorably impacted by our revenue growth outpacing headcount growth as well as the moderation of operating expenses in response to the COVID-19 pandemic. We do not anticipate the extent of the favorable margin impact experienced in the three and nine months ended October 31, 2021, to continue long-term as we remain committed to investing in our business to drive top line growth and to support our customer base.
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
Subscription services revenues accounted for 88% of our total revenues for each of the three and nine-month periods ended October 31, 2021, and represented 96% of our total unearned revenue as of October 31, 2021. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three and nine months ended October 31, 2021, and 2020, were as follows (in thousands, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change
Subscription services	$1,171,517	$968,547	21%	$3,317,140	$2,782,201	19%
Professional services	155,746	137,413	13%	445,517	404,111	10%
Total revenues	$1,327,263	$1,105,960	20%	$3,762,657	$3,186,312	18%
Total revenues were $1.3 billion for the three months ended October 31, 2021, compared to $1.1 billion during the prior year period, an increase of $221 million, or 20%. Subscription services revenues were $1.2 billion for the three months ended October 31, 2021, compared to $969 million for the prior year period, an increase of $203 million, or 21%. The increase in subscription services revenues was primarily due to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $156 million for the three months ended October 31, 2021, compared to $137 million for the prior year period, an increase of $18 million, or 13%. The increase in professional services revenues was primarily due to Workday performing deployment and integration services for a greater number of customers than in the prior year period.

Total revenues were $3.8 billion for the nine months ended October 31, 2021, compared to $3.2 billion during the prior year period, an increase of $576 million, or 18%. Subscription services revenues were $3.3 billion for the nine months ended October 31, 2021, compared to $2.8 billion for the prior year period, an increase of $535 million, or 19%. The increase in subscription services revenues was primarily due to an increased number of customer contracts as compared to the prior year period. Professional services revenues were $446 million for the nine months ended October 31, 2021, compared to $404 million for the prior year period, an increase of $41 million, or 10%. The increase in professional services revenues was primarily due to Workday performing deployment and integration services for a greater number of customers than in the prior year period.
Operating Expenses
GAAP operating expenses were $1.3 billion for the three months ended October 31, 2021, compared to $1.1 billion for the prior year period, an increase of $183 million, or 16%. The increase in GAAP operating expenses included increases of $97 million in employee-related expenses including share-based compensation, $21 million in facilities and IT-related expenses, $20 million related to marketing programs, $13 million in third-party expenses for hardware maintenance and data center capacity, $10 million in professional services and subcontractor expenses, and $9 million in depreciation expense related to equipment in our data centers.
GAAP operating expenses were $3.8 billion for the nine months ended October 31, 2021, compared to $3.4 billion for the prior year period, an increase of $417 million, or 12%. The increase in GAAP operating expenses included increases of $310 million in employee-related expenses including share-based compensation, $59 million related to marketing programs, $35 million in professional services and subcontractor expenses, $32 million in facilities and IT-related expenses, $31 million in third-party expenses for hardware maintenance and data center capacity, and $28 million in depreciation expense related to equipment in our data centers, offset by a decrease of $79 million related to a cash bonus paid to non-executive employees in the first quarter of fiscal 2021 to help accommodate unforeseen costs brought on by the COVID-19 pandemic (“COVID-19 one-time employee bonus”) that was not paid in fiscal 2022.
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
Non-GAAP operating expenses were $995 million for the three months ended October 31, 2021, compared to $838 million for the prior year period, an increase of $157 million, or 19%. The increase in non-GAAP operating expenses included increases of $77 million in employee-related expenses, $21 million in facilities and IT-related expenses, $20 million related to marketing programs, $13 million in third-party expenses for hardware maintenance and data center capacity, $10 million in professional services and subcontractor expenses, and $9 million in depreciation expense related to equipment in our data centers.
Non-GAAP operating expenses were $2.9 billion for the nine months ended October 31, 2021, compared to $2.5 billion for the prior year period, an increase of $320 million, or 13%. The increase in non-GAAP operating expenses included increases of $225 million in employee-related expenses, $59 million related to marketing programs, $35 million in professional services and subcontractor expenses, $32 million in facilities and IT-related expenses, $31 million in third-party expenses for hardware maintenance and data center capacity, and $28 million in depreciation expense related to equipment in our data centers, offset by a decrease of $79 million related to related to the COVID-19 one-time employee bonus.

Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended October 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$200,700	$(21,340)	$(12,859)	$166,501
Costs of professional services	159,024	(29,105)	(1,043)	128,876
Product development	455,615	(135,591)	(2,870)	317,154
Sales and marketing	366,323	(55,645)	(9,642)	301,036
General and administrative	121,656	(39,437)	(772)	81,447
Total costs and expenses	$1,303,318	$(281,118)	$(27,186)	$995,014

	Three Months Ended October 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$152,396	$(16,767)	$(7,811)	$127,818
Costs of professional services	142,785	(27,349)	(824)	114,612
Product development	419,962	(128,423)	(4,006)	287,533
Sales and marketing	302,870	(54,077)	(8,352)	240,441
General and administrative	102,024	(33,216)	(1,355)	67,453
Total costs and expenses	$1,120,037	$(259,832)	$(22,348)	$837,857

	Nine Months Ended October 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$575,646	$(62,478)	$(40,195)	$472,973
Costs of professional services	462,652	(83,331)	(9,211)	370,110
Product development	1,341,482	(395,345)	(25,573)	920,564
Sales and marketing	1,050,974	(158,121)	(36,512)	856,341
General and administrative	347,391	(111,197)	(6,091)	230,103
Total costs and expenses	$3,778,145	$(810,472)	$(117,582)	$2,850,091

	Nine Months Ended October 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses (1)	Other Operating Expenses (2)	Non-GAAP Operating Expenses (3)
Costs of subscription services	$442,666	$(45,484)	$(26,298)	$370,884
Costs of professional services	442,422	(74,467)	(4,843)	363,112
Product development	1,282,127	(378,950)	(20,710)	882,467
Sales and marketing	897,924	(150,881)	(26,841)	720,202
General and administrative	296,461	(97,958)	(5,111)	193,392
Total costs and expenses	$3,361,600	$(747,740)	$(83,803)	$2,530,057
(1)Share-based compensation expenses were $281 million and $260 million for the three months ended October 31, 2021, and 2020, respectively, and $810 million and $748 million for the nine months ended October 31, 2021, and 2020, respectively. The increase in share-based compensation expenses includes the impact of RSUs granted to existing and new employees.
(2)Other operating expenses include amortization of acquisition-related intangible assets of $20 million and $14 million for the three months ended October 31, 2021, and 2020, respectively, and $57 million and $46 million for the nine months ended October 31, 2021, and 2020, respectively. In addition, other operating expenses include employer payroll tax-related items on employee stock transactions of $7 million and $8 million for the three months ended October 31, 2021, and 2020, respectively, and $60 million and $38 million for the nine months ended October 31, 2021, and 2020, respectively.
(3)See “Non-GAAP Financial Measures” below for further information.

Costs of Subscription Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of subscription services were $201 million for the three months ended October 31, 2021, compared to $152 million for the prior year period, an increase of $48 million, or 32%. The increase in costs of subscription services included increases of $20 million in employee-related expenses including share-based compensation, $9 million in depreciation expense related to equipment in our data centers, and $8 million in third-party expenses for hardware maintenance and data center capacity.
GAAP operating expenses in costs of subscription services were $576 million for the nine months ended October 31, 2021, compared to $443 million for the prior year period, an increase of $133 million, or 30%. The increase in costs of subscription services included increases of $64 million in employee-related expenses including share-based compensation, $28 million in depreciation expense related to equipment in our data centers, and $20 million in third-party expenses for hardware maintenance and data center capacity, offset by a decrease of $5 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in costs of subscription services were $167 million for the three months ended October 31, 2021, compared to $128 million for the prior year period, an increase of $39 million, or 30%. The increase in costs of subscription services included increases of $15 million in employee-related expenses, $9 million in depreciation expense related to equipment in our data centers, and $8 million in third-party expenses for hardware maintenance and data center capacity.
Non-GAAP operating expenses in costs of subscription services were $473 million for the nine months ended October 31, 2021, compared to $371 million for the prior year period, an increase of $102 million, or 28%. The increase in costs of subscription services included increases of $45 million in employee-related expenses, $28 million in depreciation expense related to equipment in our data centers, and $20 million in third-party expenses for hardware maintenance and data center capacity, offset by a decrease of $5 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in costs of professional services were $159 million for the three months ended October 31, 2021, compared to $143 million for the prior year period, an increase of $16 million, or 11%. The increase in costs of professional services was primarily due to an increase of $11 million in employee-related expenses including share-based compensation.
GAAP operating expenses in costs of professional services were $463 million for the nine months ended October 31, 2021, compared to $442 million for the prior year period, an increase of $20 million, or 5%. The increase in costs of professional services included an increase of $34 million in employee-related expenses including share-based compensation, offset by decreases of $12 million related to the COVID-19 one-time employee bonus and $7 million in subcontractor expenses.
Non-GAAP operating expenses in costs of professional services were $129 million for the three months ended October 31, 2021, compared to $115 million for the prior year period, an increase of $14 million, or 12%. The increase in costs of professional services was primarily due to an increase of $9 million in employee-related expenses.
Non-GAAP operating expenses in costs of professional services were $370 million for the nine months ended October 31, 2021, compared to $363 million for the prior year period, an increase of $7 million, or 2%. The increase in costs of professional services included an increase of $21 million in employee-related expenses, offset by decreases of $12 million related to the COVID-19 one-time employee bonus and $7 million in subcontractor expenses.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.

Product Development
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in product development were $456 million for the three months ended October 31, 2021, compared to $420 million for the prior year period, an increase of $36 million, or 8%. The increase in product development expenses was primarily due to an increase of $30 million in employee-related expenses including share-based compensation.
GAAP operating expenses in product development were $1.3 billion for the nine months ended October 31, 2021, compared to $1.3 billion for the prior year period, an increase of $59 million, or 5%. The increase in product development expenses included an increase of $84 million in employee-related expenses including share-based compensation, offset by a decrease of $31 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in product development were $317 million for the three months ended October 31, 2021, compared to $288 million for the prior year period, an increase of $30 million, or 10%. The increase in product development expenses was primarily due to an increase of $23 million in employee-related expenses.
Non-GAAP operating expenses in product development were $921 million for the nine months ended October 31, 2021, compared to $882 million for the prior year period, an increase of $38 million, or 4%. The increase in product development expenses included an increase of $58 million in employee-related expenses, offset by a decrease of $31 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in sales and marketing were $366 million for the three months ended October 31, 2021, compared to $303 million for the prior year period, an increase of $63 million, or 21%. The increase in sales and marketing expenses included increases of $29 million in employee-related expenses including share-based compensation and $20 million related to marketing programs.
GAAP operating expenses in sales and marketing were $1.1 billion for the nine months ended October 31, 2021, compared to $898 million for the prior year period, an increase of $153 million, or 17%. The increase in sales and marketing expenses included increases of $91 million in employee-related expenses including share-based compensation and $59 million related to marketing programs, offset by decrease of $25 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in sales and marketing were $301 million for the three months ended October 31, 2021, compared to $240 million for the prior year period, an increase of $61 million, or 25%. The increase in sales and marketing expenses included increases of $27 million in employee-related expenses and $20 million related to marketing programs.
Non-GAAP operating expenses in sales and marketing were $856 million for the nine months ended October 31, 2021, compared to $720 million for the prior year period, an increase of $136 million, or 19%. The increase in sales and marketing expenses included increases of $78 million in employee-related expenses and $59 million related to marketing programs, offset by decrease of $25 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
See the table above for a reconciliation of GAAP to non-GAAP operating expenses.
GAAP operating expenses in general and administrative were $122 million for the three months ended October 31, 2021, compared to $102 million for the prior year period, an increase of $20 million, or 19%. The increase in general and administrative expenses included increases of $8 million in employee-related expenses including share-based compensation and $4 million in professional services expenses.
GAAP operating expenses in general and administrative were $347 million for the nine months ended October 31, 2021, compared to $296 million for the prior year period, an increase of $51 million, or 17%. The increase in general and administrative expenses included increases of $37 million in employee-related expenses including share-based compensation and $22 million in professional services expenses, offset by a decrease of $6 million related to the COVID-19 one-time employee bonus.

Non-GAAP operating expenses in general and administrative were $81 million for the three months ended October 31, 2021, compared to $67 million for the prior year period, an increase of $14 million, or 21%. The increase in general and administrative expenses included increases of $4 million in professional services expenses and $2 million in employee-related expenses.
Non-GAAP operating expenses in general and administrative were $230 million for the nine months ended October 31, 2021, compared to $193 million for the prior year period, an increase of $37 million, or 19%. The increase in general and administrative expenses included increases of $23 million in employee-related expenses and $22 million in professional services expenses, offset by a decrease of $6 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margins
GAAP operating margins improved from (1.3)% for the three months ended October 31, 2020, to 1.8% for the three months ended October 31, 2021. Our GAAP operating margins for the three months ended October 31, 2021, have been favorably impacted by our revenue growth outpacing headcount growth and moderation of operating expenses in response to the COVID-19 pandemic.
GAAP operating margins improved from (5.5)% for the nine months ended October 31, 2020, to (0.4)% for the nine months ended October 31, 2021. Our GAAP operating margins for the nine months ended October 31, 2021, have been favorably impacted by our revenue growth outpacing headcount growth, moderation of operating expenses in response to the COVID-19 pandemic, and the COVID-19 one-time employee bonus paid in the prior fiscal year.
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
Non-GAAP operating margins improved from 24.2% for the three months ended October 31, 2020, to 25.0% for the three months ended October 31, 2021. Our non-GAAP operating margins for the three months ended October 31, 2021, have been favorably impacted by our revenue growth outpacing headcount growth and moderation of operating expenses in response to the COVID-19 pandemic.
Non-GAAP operating margins improved from 20.6% for the nine months ended October 31, 2020, to 24.3% for the nine months ended October 31, 2021. Our non-GAAP operating margins for the nine months ended October 31, 2021, have been favorably impacted by our revenue growth outpacing headcount growth, moderation of operating expenses in response to the COVID-19 pandemic, and the COVID-19 one-time employee bonus paid in the prior fiscal year.

Reconciliations of our GAAP to non-GAAP operating margins were as follows:

	Three Months Ended October 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	1.8%	21.2%	2.0%	25.0%

	Three Months Ended October 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(1.3)%	23.5%	2.0%	24.2%

	Nine Months Ended October 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(0.4)%	21.5%	3.2%	24.3%

	Nine Months Ended October 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP Operating Expenses (1)
Operating margin	(5.5)%	23.5%	2.6%	20.6%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
We had other income, net of $22 million for the three months ended October 31, 2021, as compared to other expense, net of $9 million for the prior year period. This increase in other income was primarily related to net gains of $21 million recognized on our equity investments, of which $12 million was due to the remeasurement of our prior equity interest in Zimit upon acquisition, and a decrease in interest expense of $11 million due to the adoption of ASU No. 2020-06.
We had other income, net of $115 million for the nine months ended October 31, 2021, as compared to other expense, net of $31 million for the prior year period. This increase in other income was primarily related to net gains of $122 million recognized on our equity investments, of which $94 million was due to an equity investment that completed its IPO during the prior quarter and $12 million was due to the remeasurement of our prior equity interest in Zimit upon acquisition. Additionally, there was a decrease in interest expense of $41 million from the adoption of ASU No. 2020-06 and the conversion of the 2020 Notes in the second quarter of fiscal 2021, offset by a decrease of $12 million in interest income on marketable securities resulting from lower prevailing interest rates.
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
See “Results of Operations—Operating Expenses” and “Results of Operations—Operating Margins” for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses and GAAP operating margins, to the non-GAAP financial measures, non-GAAP operating expenses and non-GAAP operating margins, for the three and nine months ended October 31, 2021, and 2020.
Liquidity and Capital Resources
As of October 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $3.6 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of, in order from largest to smallest, U.S. treasury securities, commercial paper, corporate bonds, money market funds, U.S. agency obligations, and marketable equity investments. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
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
Our cash flows for the three and nine months ended October 31, 2021, and 2020, were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net cash provided by (used in):
Operating activities	$384,654	$293,802	$1,035,555	$714,695
Investing activities	(166,859)	(462,666)	(1,167,907)	(942,651)
Financing activities	(7,523)	(5,906)	47,767	564,205
Effect of exchange rate changes	50	40	(85)	546
Net increase (decrease) in cash, cash equivalents, and restricted cash	$210,322	$(174,730)	$(84,670)	$336,795
Operating Activities
Cash provided by operating activities was $385 million and $294 million for the three months ended October 31, 2021, and 2020, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and related cash collections and moderation of operating expenses in response to the COVID-19 pandemic.
Cash provided by operating activities was $1.0 billion and $715 million for the nine months ended October 31, 2021, and 2020, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and related cash collections and moderation of operating expenses in response to the COVID-19 pandemic.
We expect our business to continue to generate sufficient operating cash flows; however, if the COVID-19 pandemic worsens or is prolonged, our customers may request payment timing concessions, which could materially impact the timing and predictability of our operating cash flows in any given period.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2021, was $167 million, which was primarily comprised of a net cash outflow related to acquisition activity of $61 million, capital expenditures for data center and office space projects of $33 million, purchases of non-marketable equity and other investments of $27 million, and the timing of purchases and maturities of marketable securities.
Cash used in investing activities for the three months ended October 31, 2020, was $463 million, which was primarily due to capital expenditures for data center and office space projects of $78 million and the timing of purchases and maturities of marketable securities.
Cash used in investing activities for the nine months ended October 31, 2021, was $1.2 billion, which was primarily comprised of net cash outflows related to acquisition activity of $740 million, capital expenditures mainly for data center projects of $191 million, the purchase of leased office space within our corporate headquarters of $171 million, purchases of non-marketable equity and other investments of $85 million, and the timing of purchases and maturities of marketable securities. These payments were partially offset by proceeds of $27 million from sales of marketable securities.
Cash used in investing activities for the nine months ended October 31, 2020, was $943 million, which was primarily due to capital expenditures for data center and office space projects of $205 million, purchases of non-marketable equity and other investments of $63 million, and the timing of purchases and maturities of marketable securities.
We expect capital expenditures, excluding owned real estate projects, will be approximately $270 million for fiscal 2022. These capital outlays will largely be used to support our customer growth and continued business expansion. We do not expect to make additional investments in owned real estate projects during fiscal 2022.

Financing Activities
Cash used in financing activities was $8 million for the three months ended October 31, 2021, which was primarily due to a payment on the Term Loan of $9 million, partially offset by proceeds of $2 million from the issuance of common stock from employee equity plans.
Cash used in financing activities was $6 million for the three months ended October 31, 2020, which was primarily due to a payment on the Term Loan of $9 million, partially offset by proceeds of $4 million from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $48 million for the nine months ended October 31, 2021, which was primarily due to proceeds of $76 million from the issuance of common stock from employee equity plans, offset by payments of $28 million on the Term Loan.
Cash provided by financing activities was $564 million for the nine months ended October 31, 2020, which was primarily due to proceeds of $748 million from borrowing on the Term Loan and $78 million from the issuance of common stock from employee equity plans, partially offset by the principal payment of $250 million in connection with the conversion of the 2020 Notes.
Our 2022 Notes are convertible at the option of the holders during the fourth quarter of fiscal 2022 since the trigger for early conversion was met. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material. We may receive additional conversion requests that require settlement in the fourth quarter of fiscal 2022. For further information, see Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Convertible Senior Notes
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. We are not required to make principal payments under the 2022 Notes prior to maturity. If the 2022 Notes are not converted to Class A common stock prior to their maturity dates, we are required to repay $1.15 billion in principal on October 1, 2022. The 2022 Notes are convertible at the option of the holders during the fourth quarter of fiscal 2022. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material. We may receive additional conversion requests that require settlement in the fourth quarter of fiscal 2022. We are also required to make interest payments on a semi-annual basis at the interest rates described in Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Operating Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment with various expiration dates. These lease agreements often provide us with an option to renew. As of October 31, 2021, future contractual lease payments, excluding imputed interest, were $313 million.

Third-Party Hosted Infrastructure Platforms for Business Operation
We have entered into noncancelable agreements with third-party hosted infrastructure platform vendors with various expiration dates. During the second quarter of fiscal 2022, we entered into a six-year, $420 million agreement for the use of cloud services. As of October 31, 2021, future noncancelable minimum payments under these agreements were approximately $761 million.
Purchase Obligations
As of October 31, 2021, we have entered into noncancelable agreements to purchase $162 million of data center equipment during the remainder of fiscal 2022 and fiscal 2023. We have also entered into a ten-year sporting event sponsorship agreement with future noncancelable minimum payments of approximately $144 million.
Off-Balance Sheet Arrangements
Through October 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require further updates to our estimates or judgments or require us to further revise the carrying value of our assets or liabilities as of October 31, 2021. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
We believe that the following critical accounting policies involve a high degree of judgment and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Business combinations, goodwill, and acquisition-related intangible assets
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 2, 2021. We no longer consider estimates related to our convertible senior notes to be a critical accounting policy due to the adoption of ASU No. 2020-06 effective February 1, 2021, which simplified the accounting for convertible instruments. There were no other significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2021.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of October 31, 2021, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $3.6 billion and $3.5 billion as of October 31, 2021, and January 31, 2021, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and marketable equity investments. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100 basis points in interest rates would have resulted in an $14 million and $10 million market value reduction in our investment portfolio as of October 31, 2021, and January 31, 2021, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As of October 31, 2021, and January 31, 2021, the Term Loan had a carrying value of $702 million and $729 million, respectively, and there were no outstanding borrowings under the Revolving Credit Facility. The interest rate on the Term Loan was 1.30% and 1.38% as of October 31, 2021, and January 31, 2021, respectively.
Because the interest rates applicable to borrowings under the Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. A hypothetical immediate increase of 100 basis points in interest rates would not have had a significant impact on our results of operations.

In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. The 2022 Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the 2022 Notes. However, the value of the 2022 Notes is exposed to interest rate risk. Generally, the fair value of the 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2022 Notes is affected by our stock price. The carrying value of the 2022 Notes was $1.1 billion as of both October 31, 2021, and January 31, 2021, and the estimated fair value of the 2022 Notes was $2.2 billion and $1.8 billion as of October 31, 2021, and January 31, 2021, respectively. The estimated fair value was determined based on the quoted bid price of the 2022 Notes in an over-the-counter market as of the last trading day of each reporting period, which was $194.62 and 159.87, respectively.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are regularly involved with claims, suits, purported class or representative actions, regulatory and government investigations, and other proceedings involving competition, intellectual property, data security and privacy, bankruptcy, tax and related compliance, labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings can impose a significant burden on management and employees, could prevent us from offering one or more of our applications, services, or features to others, could require us to change our technology or business practices, or could result in monetary damages, fines, civil or criminal penalties, reputational harm, or other adverse consequences.
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
•adverse litigation results could have a material adverse impact on our business;
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
In response to COVID-19, as many other companies have done, we temporarily closed the majority of our global offices; required most of our employees to work remotely; implemented travel restrictions; and postponed or canceled certain of our customer, industry, implementation partner, analyst, investor, and employee events, and converted other events to virtual-only experiences. If the pandemic persists, these precautionary measures could have increasingly negative effects on our employee productivity and morale, sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, financial condition, and operating results in any given period.

During the second and third quarters of fiscal 2022, a limited number of employees returned to our offices in certain locations, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. If the pandemic were to endure for the longer term, recession, depression or other sustained adverse market events may result. We may also continue to experience impacts to productivity and other operational and business impacts if our employees, executives, or their family members experience health issues, or if there are continued delays in our hiring and onboarding of new employees. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our real estate portfolio, as well as strategy, operational, talent recruiting and retention, and workplace culture challenges that may adversely affect our business. The COVID-19 pandemic could also impact our data center and computing infrastructure operations, including potential disruptions to, among other things, the supply chain required to maintain these systems, construction projects designed to expand our data center capacity, and primary vendors who provide critical products and services.
Our future revenues rely on continued demand by existing customers and the acquisition of new customers. During the COVID-19 pandemic, we experienced delays in purchasing decisions from prospective customers and a reduction in customer demand, particularly in the industries most impacted by the COVID-19 pandemic, such as travel and hospitality. Similarly, we experienced a reduction in renewal rates, particularly within our subset of small and medium-sized planning customers, as well as reduced customer spend and delayed payments. If these conditions were to return, whether as a result of a resurgence of COVID-19 or otherwise, our business, financial condition, and operating results could be negatively impacted in future periods. In addition, some of our competitors may offer their products and services at a lower price, or may offer delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. While our subscription services revenues are relatively predictable in the near term as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and overall financial performance until future periods.
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
As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same pace or based on the same pricing model as we have used historically. From time to time, we may also change our pricing structure, which could adversely impact demand for our products. Moreover, large customers, which are a primary focus of our sales efforts, have and may continue to request greater price concessions and delayed payment terms. As a result of the COVID-19 pandemic, some of our existing and potential customers deferred purchasing decisions, requested price concessions and delayed payment terms, and requested other terms and conditions. If these conditions were to return, whether as a result of a resurgence of COVID-19 or otherwise, we may be required to reduce our prices or accept onerous terms and conditions, including delayed payment terms, which could adversely affect our revenues, profitability, financial position, and cash flows in any given period. Restrictions on travel and in-person meetings have interrupted, and could continue to interrupt, our sales activity, and we cannot predict whether, for how long, or the extent to which the COVID-19 pandemic may continue to have an impact. Our sales force has historically met with our customers and potential customers face-to-face when selling our solutions, and while the majority of our deployment activities are completed remotely, many of our customers may prefer to have certain deployment activities such as project initiation and go-live activities completed on-site. Furthermore, because our future revenue growth relies, in large part, on new customer acquisition, any inability of our sales force to establish relationships with potential customers during the current environment or prospects deferring buying decisions due to the economic uncertainty is likely to have a negative impact on our future revenue growth and other financial measures.
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
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. Moreover, the ongoing COVID-19 pandemic has made it more difficult to develop and maintain positive awareness of our brand. For example, we did not hold our two largest annual customer conferences for fiscal year 2021, Workday Rising and Workday Rising Europe, and we held a virtual event, Conversations for a Changing World, in place of Rising during fiscal year 2022. We have also transitioned Workday Elevate, our global event series, from an in-person to digital event experience. Our shift to virtual customer, industry, partner, analyst, investor and employee events may not be as successful or showcase our products as well, and ultimately generate lower levels of customer interest, opportunities, and leads. In addition, we have and may continue to delay certain corporate advertising programs. These precautionary measures that have been adopted, particularly if extended for prolonged periods, could have increasingly negative effects on our ability to develop and maintain widespread positive awareness of our brand, which could harm our business, financial condition, and operating results. In addition, positions we take on environmental, social, governance (“ESG”), and ethical issues from time to time may impact our brand, reputation, or ability to attract or retain customers. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
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
We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel, or otherwise offer growth opportunities. For example, we acquired Adaptive Insights in fiscal 2019, Scout in fiscal 2020, and Peakon and Zimit in fiscal 2022. The pursuit of acquisitions may divert the attention of management, disrupt ongoing business, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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

Our primary competitors are Oracle Corporation and SAP SE, well-established providers of financial management and human capital management applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based solutions. These vendors include, without limitation: UKG Inc. (formerly The Ultimate Software Group, Inc.), Automatic Data Processing, Inc., Infor, Inc., Ceridian HCM Holding Inc., Microsoft Corporation, Anaplan, Inc., and Coupa Software Inc. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances, and organic development. In addition, other cloud companies that provide services in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. As the market matures and as existing and new market participants introduce new types of technologies and different approaches that enable organizations to address their human capital management and financial needs, we expect this competition to intensify in the future.
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
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, customers, and suppliers, as well as financial, accounting, health, and payroll data and other sensitive information. As a result, a compromise of our applications or unauthorized access, acquisition, use, or destruction of this data, or unavailability of data, could expose us to regulatory actions, litigation, investigations, remediation and indemnity obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer, consumer, and partner confidence in the security of our applications, destruction of information, an increase in our insurance premiums, loss of authorization under the Federal Risk and Authorization Management Program ("FedRAMP") or other authorizations, impairment to our business, and resulting fees, expenses, loss of revenues, and other potential liabilities. We devote significant financial and personnel resources to implement and maintain security measures. While we have security measures in place that are designed to protect against these risks, preserve the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches, our security measures may be compromised as a result of intentional misconduct, including by computer hackers, employees, contractors, or vendors, as well as software bugs, human error, technical malfunctions, or other malfeasance.
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
Some of our products and services, such as Workday’s People Experience and Talent Optimization product suites, currently utilize or will utilize new and evolving technologies such as machine learning, artificial intelligence, and blockchain. While existing laws and regulations may apply to these types of technologies, the overall regulatory environment governing these types of technologies is still currently undeveloped and likely to evolve as government interest in these technologies increases. Regulation of these technologies, as well as other technologies that we utilize in our products and services, also varies greatly among international, federal, state, and local jurisdictions and is subject to significant uncertainty. Governments and agencies domestic and abroad may in the future change or amend existing laws, or adopt new laws, regulations, or guidance, or take other actions which may severely impact the permitted uses of our technologies. Any failure by us to comply with applicable laws, regulations, guidance, or other rules could result in costly litigation, penalties, or fines. In addition, these regulations and any related enforcement actions could establish and further expand our obligations to customers, individuals, and other third parties with respect to our products and services, limit the countries in which such products and services may be used, restrict the way we structure and operate our business, require us to divert development and other resources, and reduce the types of customers and individuals who can use our products and services. Furthermore, our customers may operate in foreign jurisdictions, including countries in which we don't operate, and may be subject to additional laws and regulations outside the scope of our products. Increased regulation and oversight of products or services which utilize or rely on these technologies may result in costly compliance burdens or otherwise increase our operating costs, detrimentally affecting our business. These new technologies could subject us to additional litigation brought by private parties, which could be costly, time-consuming, and distracting to management and could result in substantial expenses and losses.
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
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration, performance, and termination, which could adversely impact our business and operating results. Government certification requirements applicable to our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the full or revised certification. For example, although we have recently achieved Ready status under FedRAMP, we may not achieve full FedRAMP authorization in a timely manner or at all. These laws and regulations provide public sector customers various rights, many of which are not typically found in commercial contracts. For instance, these regulations may require the certification and disclosure of cost and pricing data and other sensitive information in connection with contract negotiations under certain contract types. Any public disclosure of such information may adversely impact our competitive position and our operating results. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for delays, interruptions, or termination by the government at any time, without cause, which activities may adversely affect our business and operating results and impact other existing or prospective government contracts.
Adverse litigation results could have a material adverse impact on our business.
We are regularly involved with claims, suits, purported class or representative actions, regulatory and government investigations, and other proceedings involving competition, intellectual property, data security and privacy, bankruptcy, tax and related compliance, labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings can impose a significant burden on management and employees, could prevent us from offering one or more of our applications, services, or features to others, could require us to change our technology or business practices, or could result in monetary damages, fines, civil or criminal penalties, reputational harm, or other adverse consequences. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact in our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
We may not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.
As of October 31, 2021, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2022 and 2042. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2023. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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

Our typical sales cycles are six to twelve months but can extend for eighteen months or more, including as a result of the ongoing COVID-19 pandemic, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond human capital management. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenues. In addition, a majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription services revenues from new customers generally are recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers during the COVID-19 pandemic, or customer insolvencies resulting from severe economic hardship during the COVID-19 pandemic, could have an impact on our subscription services revenues in any given period. Although we have downside protection in our customer agreements in the form of base minimums, should there be any prolonged decrease in our customers’ headcounts, we could experience reduced subscription services revenues upon renewal or potentially outside of the renewal period, which could materially impact our business and operating results in any given period.
We have a history of cumulative losses, and we may not achieve or sustain profitability on a GAAP basis in the future.
Until recently, we had incurred significant net losses on a GAAP basis in each period since our inception in 2005 and our quarterly operating results may fluctuate in the future. We expect our operating expenses to increase in the future due to substantial investments we make to acquire new customers and develop our applications, anticipated increases in sales and marketing expenses, employee headcount growth expenses, product development expenses, operations costs, and general and administrative costs, and therefore we expect we may incur losses on a GAAP basis in the future. Furthermore, to the extent we are successful in increasing our customer base, we also expect to incur increased net losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years or longer. You should not consider our recent GAAP-profitability and growth in revenues as indicative of our future performance. We cannot ensure that we will continue to achieve GAAP profitability in the future or that, if we continue to be GAAP-profitable, we will sustain such profitability.
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
As of October 31, 2021, our Co-Founder, Director, and Chairman Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 47 million shares of Class B common stock and 0.2 million shares of Class A common stock. As of October 31, 2021, our Co-Founder, Co-CEO, and Chairman Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our initial public offering. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as members of our board of directors and, in the case of Mr. Bhusri, an officer of Workday. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founders, as well as with other executive officers, directors, and affiliates, which limits or precludes the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2021. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended October 31, 2021, we issued 28 shares of our unregistered Class A common stock to holders of our 2022 Notes upon settlement of conversion of an immaterial aggregate principal amount of such notes. This share amount represents the conversion value of the 2022 Notes in excess of the principal amount converted. These shares of our Class A common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. For further information, see Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Additionally, during the three months ended October 31, 2021, we closed our acquisition of Zimit, pursuant to which we issued a total of 42,902 shares of our Class A common stock which are subject to certain time-based vesting provisions. These shares of our Class A common stock were issued in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended October 31, 2021. The shares purchased represent the exercise of the convertible note hedges relating to the partial early conversion of the 2022 Notes. For further information, see Note 11, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2021 - August 31, 2021	—	$—	—	—
September 1, 2021 - September 30, 2021	4	271.07	—	—
October 1, 2021 - October 31, 2021	20	257.19	—	—
Total	24		—

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 18, 2021

Workday, Inc.

/s/ Robynne D. Sisco
Robynne D. Sisco
Co-President and Chief Financial Officer (Principal Financial Officer)