Form 10-K
period 2022-01-31
Workday, Inc.
filed 2022-02-28
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of July 31, 2021 (based on a closing price of $234.40 per share) held by non-affiliates was approximately $44.7 billion. As of February 24, 2022, there were approximately 196 million shares of the registrant’s Class A common stock, net of treasury stock, and 55 million shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, beliefs, and projections about future events, conditions, and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict and many of which are outside of our control, including those arising from the impact of the coronavirus pandemic (“COVID-19 pandemic”), as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
Our fiscal year ends on January 31. References to fiscal 2022, for example, refer to the year ended January 31, 2022.
ITEM 1. BUSINESS
Overview
Workday is a leading provider of enterprise cloud applications for finance and human resources, helping customers adapt and thrive in a changing world. Workday provides more than 9,500 organizations with software-as-a-service solutions to help solve some of today’s most complex business challenges, including supporting and empowering their workforce, managing their finances and spend in an ever-changing environment, and planning for the unexpected.
Our purpose is to inspire a brighter work day for all. We strive to make the world of work and business better, and hope to empower customers to do the same through an innovative suite of solutions adopted by thousands of organizations around the world and across industries – from medium-sized businesses to more than 50% of the Fortune 500. Central to our purpose is a set of core values – with our employees as number one – followed by customer service, innovation, integrity, fun, and profitability. We believe that having happy employees leads to happy customers, and we are committed to helping our customers drive their digital transformations in this increasingly dynamic business environment.
As organizations adapt to changing conditions, we believe the need for an intuitive, scalable, and secure platform that ties finance, people, suppliers, and plans together in one version of truth is more important than ever. Workday provides organizations with a unified system that can help them plan, execute, analyze, and extend to other applications and environments, thereby helping them continuously adapt how they manage their business and operations. To support this, Workday delivers weekly product updates in addition to major feature releases twice a year. Through this model, Workday customers are able to stay current as one Workday community all on the same version of software that features a unified data and security model and rich user experience. We sell our solutions worldwide primarily through direct sales. We also offer professional services, both directly and through our Workday Services Partners, to help customers deploy our solutions and continually adopt new capabilities.

To grow our unified suite of Workday applications, we primarily invest in research and development, but we also selectively acquire companies that are consistent with our design principles, existing product set, corporate strategy, and company culture. For example, in fiscal 2022, we acquired Peakon ApS (“Peakon”), a continuous listening platform that captures real-time employee sentiment; Zimit, a configure, price, quote (“CPQ”) solution built for services industries; and VNDLY, a cloud-based external workforce and vendor management technology; and in fiscal 2020, we acquired Scout RFP (“Scout”), a strategic sourcing company.
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
Financial Management: Solutions for the Office of the CFO
In the changing world of finance, Workday helps finance leaders accelerate their journeys towards becoming a truly digital finance operation by giving them the tools they need to manage the strategic direction of their organizations while also supporting growth, profitability, and compliance and regulatory requirements. Workday’s suite of financial management applications helps enable CFOs to maintain accounting information in the general ledger; manage core financial processes such as payables and receivables; identify real-time financial, operational, and management insights; improve financial consolidation; reduce time-to-close; promote internal control and auditability; and achieve consistency across global finance operations.
Spend Management: Solutions for the Office of the CFO
As businesses adapt to changing conditions, Workday provides procurement professionals with tools to support them through the source-to-contract process, such as a user experience designed for ease and collaboration. Workday offers a set of cloud spend management solutions that help organizations streamline supplier selection and contracts, manage indirect spend, and build and execute sourcing events, such as requests for proposals.
Human Capital Management: Solutions for the Office of the CHRO
In the changing world of human resources (“HR”), Workday helps organizations identify and respond to rapidly changing conditions, whether they stem from shifting talent needs or a renewed focus on belonging and diversity. Workday’s suite of HCM applications allows organizations to manage the entire employee lifecycle – from recruitment to retirement – enabling HR teams to hire, onboard, pay, develop and reskill, and provide meaningful employee experiences that are personalized and helpful, based on listening to the diverse needs of today’s workforce.
Planning: Solutions for the Offices of the CFO and CHRO
In today’s dynamic business environment, businesses are continuously planning to model various scenarios and prepare to quickly respond to change. Workday provides an active planning process that can model across finance, workforce, sales, and operational data, helping organizations make more informed decisions and respond quickly to changing situations. When combined with Workday’s financial management and HCM solutions, organizations are able to leverage real-time transactional data to dynamically adjust and recalibrate their plans.
Analytics and Benchmarking and Workday Cloud Platform: Solutions for the Offices of the CIO, CFO, and CHRO
In the changing world of work, Workday helps leaders make sense of the vast amount of data they collect enterprise-wide. For example, information technology (“IT”) leaders are navigating the complexities of supporting employees in new environments, which requires them to deploy an adaptable, secure architecture to help ensure global continuity and productivity while remaining agile. Workday provides applications for analytics and reporting, including augmented analytics to surface insights to the line of business in simple-to-understand stories, machine learning to drive efficiency and automation, and benchmarks to compare performance against other organizations. In addition, Workday enables the development of extension applications and integration tooling that can accommodate our customers’ unique ways of doing business.

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
As of January 31, 2022, our global workforce consisted of approximately 15,200 employees in 32 countries. We consider our relations with our employees to be very good. Our Chief People Officer, in partnership with our Chief Diversity Officer, is responsible for developing and executing Workday’s human capital strategy, including programs focused on total rewards; belonging and diversity; and employee development, engagement, and wellbeing. Our Chief People Officer and Co-CEOs regularly update our Board of Directors and Compensation Committee on human capital matters and seek their input on subjects such as succession planning, executive compensation, and our company-wide equity programs.
Total Rewards
Our compensation philosophy is designed to establish and maintain a fair and flexible compensation program that attracts and rewards talented individuals who possess the skills necessary to support our near-term objectives, create long-term value for our stockholders, grow our business, and assist in the achievement of our strategic goals. We believe that providing employees with competitive pay, ownership in the company, and a wide range of benefits is fundamental to employees feeling valued, motivated, and recognized for their contributions. Equity ownership is a key element of our compensation program, allowing employees to share in Workday’s successes and aligning the interests of our employees with our stockholders. Starting in the fourth quarter of fiscal 2022, we have extended our key employee cash bonus program to all employees not covered under an existing sales or customer experience incentive plan. Additionally, our total rewards package includes an employee stock purchase plan, healthcare and retirement benefits, paid time off, family leave, and other wellness programs. It also offers specialized benefits such as support for fertility options and new parents, as well as reimbursement of adoption costs. In the wake of the COVID-19 pandemic, we felt that it was important for employees to have a safe, convenient way to access healthcare and have introduced a global virtual healthcare network and onsite healthcare resources, including COVID-19 vaccine and testing drive-thru clinics and flu shot clinics, in addition to expanded healthcare benefits.
Our Commitment to Pay Parity
We believe that all employees deserve to be paid fairly and equitably and be afforded an equal chance to succeed. We have a market-based pay structure that compares our roles to those of our peers in each region. This process helps ensure we pay according to the market value of the jobs we offer. We also have processes in place to make pay decisions based on internally consistent and fair criteria. Each year, we conduct a company-wide pay equity analysis to help ensure pay equity between men and women as well as a US-based analysis with respect to people of different races. If we identify differences in pay, we research those differences and, if appropriate, take action (including making adjustments to employees’ pay when appropriate).

Belonging and Diversity
We strive to be a workplace where all employees are valued for their unique perspectives and where we all collectively contribute to Workday’s success and innovation. Belonging and Diversity (“B&D”) plays an integral part in that as we aim to provide our employees with programs and resources that strengthen our culture and empower our communities. In support of our efforts, we have created our own unique approach to diversity called VIBE, which stands for Value Inclusion, Belonging, and Equity for all.
To further support equity in our workplace and in our communities, we have established four guiding principles: hiring and developing diverse talent; cultivating a culture of belonging; strengthening our communities; and building inclusive products and technology. We have made solid progress towards our ongoing company commitments that map to these global guiding principles. To track progress and plan for the future, we use internally-developed products to bring diversity- and inclusion-related data into one centralized location and set our B&D strategy. Through these products, we can assess, measure, benchmark, and manage diversity and inclusion as well as empower our leaders to create B&D plans and measure performance and outcomes across areas such as hiring, development, and employee experience. Looking at our diversity data, we continue to make strides in our representation. As of January 31, 2022, women represented 41.2% of our global employees, and underrepresented minorities (defined as those who identify as Alaskan native, American Indian, Black, Latinx, Native Hawaiian, Other Pacific Islander, and/or two or more races) represent 13.7% of our U.S. employees.
Learning and Development
Our employees tell us they are most engaged when they are continuously being exposed to new things, empowered to build new skills, and able to make an impact. We offer a number of educational resources, development opportunities, and a support community to guide employees throughout their Workday careers, which we refer to as journeys. These begin right from the moment employees start at Workday, with Learning at Workday, journeys designed to help new employees onboard and get acquainted with our culture, business, and technology. These are complimented by Career Building at Workday, journeys designed to deepen expertise, grow capabilities, and make meaningful connections; Leading at Workday, journeys that help employees understand our leadership identity and prepare them to take on increasing leadership responsibilities; and The VIBE Way at Workday, journeys designed to equip and empower all employees with the tools and resources to incorporate VIBE into everything we do - from the language we use every day, to how we approach our work and each other, to the way we recruit and hire diverse talent at Workday.
Communication and Engagement
Our culture and how we treat people are paramount at Workday, and we believe that being transparent and facilitating information sharing are key to our success. Workday leverages multiple communication channels to engage and inform employees, including company meetings, town halls, internal websites, and social collaboration tools. We also use Workday Peakon Employee Voice to collect feedback in real time from our employees and turn that feedback into dialog and action. We receive data points from these surveys that help us identify actions to take to improve our company and our culture.
Buoyed by the opportunities offered by our own technology, our talent strategy philosophy puts employees at the center of their own career and performance journey. A fundamental tenet of this approach is the belief that we should provide employees with the tools and framework to enable their careers, putting them in the driver’s seat. Our talent philosophy is centered on five factors that fuel employee success: enable contribution, grow capabilities, empower career, deepen connections, and align compensation and recognition.
Our talent and performance dashboard includes a summary of an employee’s five factors and provides a snapshot view of performance-related tasks, with a visual summary of goals, feedback, and growth opportunities. Employees can take action to update their contributions, capabilities, career, and connections using the quick links provided in the dashboard.
Health, Safety, and Wellbeing
At Workday, we take a holistic approach to our employees’ wellbeing and have created wellbeing programs that focus on four core pillars: happiness, health, movement, and nutrition. These programs go beyond traditional medical benefits and wellness offerings and allow employees to focus on their chosen wellness goals as well as their mental health.

Specific to the COVID-19 pandemic, we continue to take precautions to help support the health and safety of the Workday community, including our employees. As part of our support in fiscal 2022, we announced that the majority of employees will not be required to return to their Workday office before April 2022, introduced flexible work options, enhanced the healthcare resources provided to our employees, and offered new employees a $500 equipment stipend to enable them to have a comfortable work-from-home environment. To help keep health and mental wellness top of mind, we offer a series of programs and communications focused on mental health. These included tools and resources related to sleep, healthy eating, and mindfulness, as well as enhancements to our Employee Assistance Program to, among other things, facilitate access to mental health services.
Our Global Workplace Safety team supports the traditional corporate areas of employee health and safety and physical security for Workday on a global scale. From the workplace to work-related travel, we strive to keep our employees safe with programs including safety awareness training, emergency response protocols, and our ergonomics and life safety team programs.
Giving and Doing
We believe that talent is everywhere, but opportunity is not. In support of our efforts to give back to the communities where we live and work, our employees donate time and expertise as mentors and volunteers to help close the skills gap. We also invest in leading workforce development organizations and provide direct training and employment opportunities for candidates facing barriers to employment through our Opportunity Onramps programs. On top of our strategic, company-led social impact and employee volunteerism efforts, we also believe that giving back is even more rewarding when people get to make an impact through their favorite causes. We encourage and support employee giving and volunteering through programs such as our charitable donation matching gift program, our paid time off benefit for employees to volunteer and give back to their communities, and our team volunteer experience, where employee teams of five or more can volunteer with a charity partner of their choice and receive a $5,000 grant.
Customers
We primarily sell to medium-sized and large, global organizations that span numerous industry categories, including professional and business services, financial services, healthcare, education, government, technology, media, retail, and hospitality.
We have built a company culture centered around customer success and satisfaction. As part of their subscription, customers are provided support services and tools to enhance their experience with Workday applications. This includes 24/7 support; training; a Customer Success Management group to assist customers in production; and Workday Community, an online portal where customers can collaborate and share knowledge and best practices. Additionally, we offer extensive customer training opportunities and a professional services ecosystem of experienced Workday consultants and system integrators to help customers not only achieve a timely adoption of Workday but continue to get value out of our applications over the life of their subscription.
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
For more information regarding the competitive risks we face, see “Risk Factors” included in Part I, Item 1A of this report.
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
Governmental Regulation
As a public company with global operations, we are subject to various federal, state, local, and foreign laws and regulations. These laws and regulations, which may differ among jurisdictions, include, among others, those related to financial and other disclosures, accounting standards, privacy and data protection, intellectual property, corporate governance, tax, government contracting, trade, antitrust, employment, immigration and travel, import/export, and anti-corruption. There is no assurance that existing or future laws and regulations applicable to our operations, products, and services will not have a material adverse effect on our business. Presently, costs and accruals incurred to comply with these governmental regulations are not material to our financial condition or operating results.

Privacy and Data Protection Laws
Our customers can use our applications to collect, use, and store personal data regarding a variety of individuals in connection with their operations, including but not limited to their employees, contractors, students, job applicants, customers, and suppliers. National, state, and local governments and agencies in the countries in which we or our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, transfer, processing, protection, and disclosure of personal data. Additionally, we may need to develop features, enhancements, or modifications to our products to help our customers comply with the privacy and data protection laws in their jurisdictions. The costs of compliance with and other burdens imposed by such laws, regulations, and standards, or any alleged or actual violation, may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for noncompliance, slow the pace at which we close sales transactions, require us to divert development and other resources, or result in reputational harm or other adverse impacts to our business. Moreover, if we or our sub-processors fail to report a data breach or other loss of data within timeframes mandated by law, we may be liable for certain fines, penalties, and other liabilities, and it may damage our reputation and brand.
For a further discussion of the risks associated with government regulations that may materially impact us, see “Risk Factors” included in Part I, Item 1A of this report.
Corporate Information
We were incorporated in March 2005 in Nevada, and in June 2012, we reincorporated in Delaware. Our principal executive offices are located at 6110 Stoneridge Mall Road, Pleasanton, California 94588, and our telephone number is (877) WORKDAY. Our website address is www.workday.com. The information on, or that can be accessed through, our website is not part of this report. Workday, the Workday logo, VIBE, Peakon, Zimit, VNDLY, Scout, and Opportunity Onramps are trademarks of Workday, Inc., which may be registered in the United States and elsewhere. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the Securities and Exchange Commission (“SEC”), and all amendments to these filings, can be obtained free of charge from our website at www.workday.com/sec-filings. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Workday also uses its blogs.workday.com website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Information contained on or accessible through any website reference herein is not part of, or incorporated by reference in, this Form 10-K, and the inclusion of such website addresses is as inactive textual references only.

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
•privacy concerns and evolving domestic or foreign laws and regulations may reduce the adoption of our applications, result in significant costs and compliance challenges, and adversely affect our business and operating results;
•we may lose key employees or be unable to attract, train, and retain highly skilled employees, which may adversely affect our business and future growth prospects;
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
•our brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand;
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
•we have a history of cumulative losses and we may not achieve or sustain profitability on a basis prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) in the future;
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
The COVID-19 pandemic has disrupted the U.S. and global economies and put unprecedented strain on governments, healthcare systems, educational institutions, businesses, and individuals around the world, the impact and duration of which is difficult to assess or predict. It is especially difficult to predict the impact on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic, the effectiveness of those actions, and vaccine availability, distribution, and adoption. As a result of the COVID-19 pandemic, we have experienced volatility in the trading prices for our Class A common stock, and such volatility may continue beyond the COVID-19 pandemic. Any sustained adverse impacts from the continued spread of COVID-19 could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.
In response to COVID-19, as many other companies have done, we temporarily closed the majority of our global offices; required most of our employees to work remotely; implemented travel restrictions; and postponed or canceled certain of our customer, industry, implementation partner, analyst, investor, and employee events, and converted other events to virtual-only experiences. As the pandemic persists, these measures could have increasingly negative effects on our employee productivity and morale, sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, financial condition, and operating results in any given period.

Starting in the second quarter of fiscal 2022, a limited number of employees returned to our offices in certain locations, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. We may also continue to experience impacts to productivity and other operational and business impacts if our employees, executives, or their family members experience health issues, or if there are continued delays in our hiring and onboarding of new employees. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our real estate portfolio, as well as strategy, operational, talent recruiting and retention, and workplace culture challenges that may adversely affect our business. The COVID-19 pandemic could also impact our data center and computing infrastructure operations, including potential disruptions to, among other things, the supply chain required to maintain these systems, construction projects designed to expand our data center capacity, and primary vendors who provide critical products and services.
Our future revenues rely on continued demand by existing customers and the acquisition of new customers who may be subject to labor shortages and global supply chain disruptions due to the COVID-19 pandemic. During the COVID-19 pandemic, we experienced delays in purchasing decisions from prospective customers and a reduction in customer demand, particularly in the industries most impacted by the COVID-19 pandemic, such as travel and hospitality. Similarly, we experienced a reduction in renewal rates, particularly within our subset of small and medium-sized planning customers, as well as reduced customer spend and delayed payments. If these conditions were to return, whether as a result of a resurgence of COVID-19 or otherwise, our business, financial condition, and operating results could be negatively impacted in future periods. While our subscription services revenues are relatively predictable in the near term as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and overall financial performance until future periods.
As a federal contractor, we are subject to the U.S. Government’s Safer Federal Workforce Task Force’s guidelines on vaccination requirements for our employees (the “Federal Contractor Mandate”), which is currently on a nationwide stay by trial courts. We anticipate that if the Federal Contractor Mandate goes into effect, or if similar regulations are subsequently implemented, we would be required to comply. In addition to any federal vaccine mandates, it is possible that additional, more protective vaccine mandates may be announced by state or local jurisdictions that could impact our workforce and operations. Although we cannot predict with certainty the impact that the Federal Contractor Mandate or any other similar or related measures will have on our workforce and operations, these requirements and any future requirements may result in attrition and impede our ability to recruit and retain our workforce. Additionally, our implementation of these vaccine mandates may impact our ability to maintain satisfactory arrangements with third-party vendors and service providers, to the extent they are subject to the mandates. These measures may also result in increased labor costs and further disrupt the national supply chain, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We host our applications and serve our customers from data centers located in the United States, Canada, and Europe. While we control and have access to our servers and all of the components of our network that are located in these data centers, we do not control certain aspects of these facilities, including their operation and security. The owners of these data center facilities have limited or no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if any of these data center operators are acquired, cease to do business, or stop providing contracted services, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and experience possible service interruptions in connection with doing so.
In addition, we rely upon third-party hosted infrastructure partners globally, including Amazon Web Services (“AWS”), Google LLC, and Microsoft Corporation, to serve customers and operate certain aspects of our services. Any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.
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
To execute our growth plan, we must attract, train, and retain highly qualified personnel. During this period of the “great resignation,” we have faced and may continue to face higher attrition. Our ability to compete and succeed in a highly competitive environment is directly correlated to our ability to recruit highly skilled employees, especially in the areas of product development, engineers with significant experience in designing and developing software and internet-related services, including in the areas of machine learning and artificial intelligence; for cybersecurity professionals; and for senior sales executives. The market for skilled personnel in the software industry is very competitive, and we have seen these pressures increase significantly through the COVID-19 pandemic. As we are headquartered in the San Francisco Bay Area, we face intense competition among large and small firms in the Silicon Valley market. In addition, the expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Identifying and recruiting qualified personnel and training them in our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. Our business may be adversely affected if our efforts to attract and train new members of our direct sales force do not generate a corresponding increase in revenues. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in desired geographic areas or at all and may not be successful in achieving the workforce growth goals on the timeline we have publicly announced or at all.

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
We believe that a critical component of our success has been our corporate culture, as reflected in our core values: employees, customer service, innovation, integrity, fun, and profitability. We also believe that our commitment to our corporate culture, as well as our commitment to building products and services that help provide our customers with information regarding their own workforce and corporate culture, is part of the reason why our customers choose us. As we continue to grow, both organically and through acquisitions of employee teams, and develop the infrastructure associated with being a more mature public company, we will need to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions. Additionally, we and our stakeholders increasingly expect to have a corporate culture that embraces diversity and inclusion, and any inability to attract and retain diverse and qualified personnel may harm our corporate culture and our business. Moreover, our flexible work policies require significant action to preserve culture with some of the employee base working remotely. Furthermore, we substantially grew our employee base in fiscal 2022, and we must be able to effectively integrate, develop, and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. Any failure to maintain or adapt our culture could negatively affect our future success, including our ability to retain and recruit personnel and to achieve our corporate objectives, including our ability to quickly develop and deliver new and innovative products.
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

In order for our customers to successfully implement our applications, they need access to highly skilled and trained service professionals. Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of deployment services for our customers. The work performed by us or these third parties that we rely on, including any work related to the on-site components of deployment services requested by a customer, might be adversely impacted directly or indirectly by the ongoing COVID-19 pandemic, including as a result of restrictions in accessing customer sites, and by increased attrition. Additionally, if our customers’ personnel are unable to participate in deployment activities as a direct or indirect result of the ongoing COVID-19 pandemic, this could result in delays in customer go-live dates for our applications. If customers are not satisfied with the quality and timing of work performed by us or a third party or with the type of professional services or applications delivered, or if we or a third party have not fully delivered on certain commitments made to our customers, then we could incur additional costs to address the situation, the revenue recognition of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. We must also align our product development and professional services operations in order to ensure that customers’ evolving needs are met. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers both domestic and abroad.
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
As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same pace or based on the same pricing model as we have used historically. From time to time, we may also change our pricing structure, which could adversely impact demand for our products. Moreover, large customers, which are a primary focus of our sales efforts, have and may continue to request greater price concessions and delayed payment terms. As a result of the COVID-19 pandemic, some of our existing and potential customers deferred purchasing decisions, requested price concessions and delayed payment terms, and requested other terms and conditions. If these conditions were to return, whether as a result of a resurgence of COVID-19 or otherwise, we may be required to reduce our prices or accept onerous terms and conditions, including delayed payment terms, which could adversely affect our revenues, profitability, financial position, and cash flows in any given period. Restrictions on travel and in-person meetings have interrupted, and could continue to interrupt, our sales activity, and we cannot predict whether, for how long, or the extent to which the COVID-19 pandemic may continue to have an impact. Our sales force has historically met with our customers and potential customers face-to-face when selling our solutions, and while the majority of our deployment activities are completed remotely, many of our customers may prefer to have certain deployment activities such as project initiation and go-live activities completed on-site. Attrition of key personnel at our customers has impacted and may continue to impact our direct sales efforts. Furthermore, because our future revenue growth relies, in large part, on new customer acquisition, any inability of our sales force to establish relationships with potential customers during the current environment or prospects deferring buying decisions due to the economic uncertainty, is likely to have a negative impact on our future revenue growth and other financial measures.
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
Our quarterly operating results, including our revenues, subscription revenue backlog, operating margin, profitability, and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. As discussed above, the extent to which the ongoing COVID-19 pandemic, the resulting global economic uncertainty, and measures taken in response to the pandemic could continue to impact our operating results will depend on future developments, which are highly uncertain and difficult to predict. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities. Additionally, as we typically sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year, we may experience a greater impact on our business and quarterly results due to the prolonged uncertainty.
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
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. Moreover, the ongoing COVID-19 pandemic has made it more difficult to develop and maintain positive awareness of our brand. For example, we held a virtual event, Conversations for a Changing World, in both fiscal 2021 and 2022, in place of our two largest annual customer conferences, Workday Rising and Workday Rising Europe. We also transitioned Workday Elevate, our global event series, from an in-person to digital event experience. Our shift to virtual customer, industry, partner, analyst, investor and employee events may not be as successful or showcase our products as well, and ultimately generate lower levels of customer interest, opportunities, and leads. In addition, we have and may continue to delay certain corporate advertising programs. These precautionary measures that have been adopted, particularly if extended for prolonged periods, could have increasingly negative effects on our ability to develop and maintain widespread positive awareness of our brand, which could harm our business, financial condition, and operating results. In addition, positions we take on environmental, social, governance (“ESG”), and ethical issues from time to time may impact our brand, reputation, or ability to attract or retain customers. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
If we fail to successfully promote and maintain our brand, or we fail to expand awareness of our newer solutions or products, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our applications. Additionally, the loss of one or more of our key customers, or a failure to renew our subscription agreements with one or more of our key customers, could significantly impair our ability to market our applications which, in turn, could have a negative impact on our revenues, reputation, and our ability to obtain new customers. In addition, if our brand is negatively impacted, it may be more difficult to hire and retain employees.
We have acquired, and may in the future acquire, other companies, employee teams, or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.
We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel, or otherwise offer growth opportunities. For example, we acquired Scout in fiscal 2020 and Peakon, Zimit, and VNDLY in fiscal 2022. The pursuit of acquisitions may divert the attention of management, disrupt ongoing business, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
These impacts may continue through integration activities. Moreover, we may be unable to complete proposed transactions timely or at all due to the failure to obtain regulatory or other approvals, litigation, or other disputes, which may obligate us to pay a termination fee. We also may not achieve the anticipated benefits from an acquisition due to a number of factors, including:
•inability to integrate the intellectual property, technology infrastructure, personnel, and operations of the acquired business, including difficulty in addressing security risks of the acquired business, or benefit from an acquisition in a profitable manner;
•acquisition-related costs, liabilities, or tax impacts, some of which may be unanticipated;
•difficulty in leveraging the data of the acquired business if it includes personal data;
•ineffective or inadequate controls, procedures, or policies at the acquired company and increased risk of non-compliance;
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
•adverse effects on our brand or existing business relationships with business partners and customers as a result of the acquisition;
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
•the failure of strategic acquisitions to perform as expected or to meet financial projections; and
•use of substantial portions of our available cash to consummate the acquisition.
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
A key element of our growth strategy is to further develop our worldwide customer base. Operating globally requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. Our efforts to further expand internationally may not be successful in creating additional demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the markets we enter. Foreign regulations, including privacy and import/export regulations, are subject to change and uncertainty, including as a result of geopolitical developments, which may be amplified by the COVID-19 pandemic. In addition to navigating the challenges related to the ongoing COVID-19 pandemic in foreign jurisdictions, we face other risks in doing business on a global scale that could adversely affect our business, including:
•the need to develop, localize, and adapt our applications and customer support for specific countries, including translation into foreign languages, localization of contracts for different legal jurisdictions, and associated expenses;
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
Any of the above factors may negatively impact our ability to sell our applications and offer services globally, reduce our competitive position in foreign markets, increase our costs of global operations, and reduce demand for our applications and services from global customers. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time an increasing portion of our sales contracts may be outside the U.S. and will therefore be denominated in local currencies. Additionally, global events as well as geopolitical developments, fluctuating commodity prices, trade tariff developments, and inflation have caused, and may in the future cause, global economic uncertainty, and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Therefore, fluctuations in the value of foreign currencies may impact our operating results when translated into U.S. dollars. Such fluctuations may also impact our ability to predict our future results accurately. Although we have a hedging program to help mitigate some of this volatility and related risks, there can be no assurance that the hedging program will be effective in offsetting the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, including any such movements caused by the COVID-19 pandemic.
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
To the extent that our applications depend upon the successful integration and operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software, as well as cybersecurity threats or attacks related to such software, such as the Log4j vulnerability (as defined below), could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications, result in increased costs, including warranty and other related claims from customers, and injure our reputation. Furthermore, software may not continue to be available to us on commercially reasonable terms. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Integration of new software into our applications may require significant work and require substantial investment of our time and resources.

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
We continue to seek opportunities to enter into new markets and/or new lines of business, some of which we may have very limited or no experience in. As an entrant to new markets and new lines of business, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate adoption rates of these new lines of business or their underlying technology. For example, machine learning and artificial intelligence are propelling advancements in technology, but if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. Also, we may not be able to properly price our solutions in these new markets, which could negatively affect our ability to sell to customers. Furthermore, customers in these new markets or of the new lines of business may demand more features and professional services, which may require us to devote even greater research and development, sales, support, and professional services resources to such customers. If we fail to generate adequate revenues from these new markets and lines of business, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our business, financial condition, and operating results.
Risks Related to Cybersecurity, Data Privacy, and Intellectual Property
If our security measures are breached or unauthorized access to customer or user data is otherwise obtained, our applications may be perceived as not being secure, customers and end users may reduce the use of or stop using our applications, and we may incur significant liabilities.
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, customers, and suppliers, as well as financial, accounting, health, and payroll data and other sensitive information. As a result, a compromise of our applications or unauthorized access, acquisition, use, tampering, or destruction of this data, or unavailability of data, could expose us to regulatory actions, litigation, investigations, remediation and indemnity obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer, consumer, and partner confidence in the security of our applications, destruction of information, an increase in our insurance premiums, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, impairment to our business, and related fees, expenses, loss of revenues, and other potential liabilities. We devote significant financial and personnel resources to implement and maintain security measures and we maintain an information security risk insurance policy. While we have security measures in place that are designed to protect against these risks, preserve the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches, our security measures may be compromised as a result of intentional misconduct, including by computer hackers, employees, contractors, or vendors, as well as software bugs, human error, technical malfunctions, or other malfeasance.
Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of security researchers and hackers, including those who appear to offer a solution to a vulnerability, to sophisticated organizations, including state-sponsored actors. As our market presence grows, we may face increased risks of cybersecurity attack or other security threats. Key cybersecurity risks range from viruses, worms, and other malicious software programs, phishing attacks or ransomware, to exploitation of software bugs or other defects, to “mega breaches” targeted against cloud services and other hosted software, any of which can result in disclosure of confidential information and intellectual property, defective products, production downtimes, reputational harm, compromised data, and an increase in costs to the business. As the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and generally are not identified until they are launched against a target, we may be unable to anticipate these attacks or to implement adequate preventative measures.

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
In December 2021, a critical remote code execution (RCE) vulnerability was identified in the Apache Software Foundation’s Log4j software library (“Log4j”). Log4j is an open source software broadly used in Java-based applications to log security and performance information. According to public information, a bad actor can exploit the Log4j vulnerability to remotely access a vulnerable system, allowing the bad actor to then steal information, launch ransomware or conduct other malicious activity. We use Log4j in a number of our environments although to date we have found no indication that customer data or environments containing customer data have been affected. We have identified, tested, and deployed recommended mitigation techniques and currently available remediation patches against this vulnerability in our environments, and we have upgraded our firewalls and the Log4j library directly used by Workday. Despite these efforts, we expect the risk of additional vulnerabilities and potential attacks to continue for several months given the complexity of the situation and the widespread nature of the Log4j vulnerability.
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
Furthermore, we have acquired or partnered with a number of companies, products, services, and technologies over the years, and incorporated third-party products, services and technologies in connection with our products and services. Although we devote significant resources to address any known security issues with respect to such acquisitions, partnerships, incorporated technologies, and our supply chain, we may still inherit additional risks when they are integrated within or used by Workday. In addition, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may generally lose trust in the security of financial management, spend management, human capital management, planning, or analytics applications, or in cloud applications for enterprises in general. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation and indemnity costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, or result in lawsuits, regulatory fines, or other action or liabilities, which could adversely affect our business and operating results.
We rely on sophisticated information systems and technology, including those provided by third parties, for the secure collection, processing, transmission, and storage of confidential, proprietary, and personal information to support our business operations. In the past several years, supply chain attacks have increased in frequency and severity. As we are both a provider and consumer of information systems and technology, we are at higher risk of being impacted either directly or indirectly by these attacks. While we have implemented what we believe is an appropriate information security program with cybersecurity procedures, policies, practices, and controls, the control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with third parties that we rely on are beyond our control. Although we periodically conduct audits of some of our third parties vendors, we cannot guarantee the security of and may be unable to prevent security events impacting the information technology systems of third parties that are part of our supply chain or that provide valuable services to us, which could result in the unauthorized access to or acquisition, destruction, alteration, release, theft or loss of confidential, proprietary, or personal data of Workday, our employees, our customers, or our third party partners, which could in turn disrupt our operations and ability to conduct business with customers, or otherwise adversely affect our business, operating results, reputation, or financial condition.
In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security events. Future cyber-attacks and other security events may have a significant or material impact on our business and operating results.

Privacy concerns, evolving regulation of cloud computing, cross-border data transfer, and other domestic or foreign laws and regulations may reduce the adoption of our applications, result in significant costs and compliance challenges, and adversely affect our business and operating results.
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
Following the European Union’s (“EU”) passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global data privacy compliance landscape outside of the EU has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, in July 2020, the Court of Justice of the EU invalidated a framework called Privacy Shield for companies to transfer data from the European Economic Area to the United States. This decision led to uncertainty about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, GDPR requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subcontractors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. The UK government is considering amending its data protection legislation. If UK data protection changes significantly from EU norms, new data flow barriers could emerge, creating costs and complexity for companies. Other countries such as Russia, China, and India have also passed or are considering passing laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the United States present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in November 2020 and comes into effect on January 1, 2023, with a “lookback” period to January 1, 2022. The CCPA and CPRA give California consumers certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Other states have enacted, or are considering, privacy laws as well. Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to and which may place additional burdens on us. Increasing sensitivity of individuals to unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate may create a negative public reaction to technologies, products and services such as ours.
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
We are regularly involved with claims, suits, purported class or representative actions, and may be involved in regulatory and government investigations and other proceedings, involving competition, intellectual property, data security and privacy, bankruptcy, tax and related compliance, labor and employment, commercial disputes, and other matters. Such claims, suits, actions, regulatory and government investigations, and other proceedings can impose a significant burden on management and employees, could prevent us from offering one or more of our applications, services, or features to others, could require us to change our technology or business practices, or could result in monetary damages, fines, civil or criminal penalties, reputational harm, or other adverse consequences. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact in our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
We may not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.
As of January 31, 2022, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2023 and 2042. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2023. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
Further, valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. In addition, we may experience additional volatility to our results of operations due to changes in market prices of our marketable equity investments and the valuation and timing of observable price changes or impairments of our non-marketable equity investments, including changes in the proportionate share of earnings and losses or impairment of our equity investments accounted for under the equity method. This volatility could be material to our results in any given quarter and may cause our stock price to decline. In addition, our ability to mitigate this volatility and realize gains on investments may be impacted by our contractual obligations to hold securities for a set period of time. For example, to the extent a company we have invested in undergoes an initial public offering (“IPO”), we may be subject to a lock-up agreement that restricts our ability to sell our securities for a period of time after the public offering or otherwise impedes our ability to mitigate market volatility in such securities.

Risks Related to Ownership of Our Class A Common Stock
Our Co-Founders have control over key decision making as a result of their control of a majority of our voting stock.
As of January 31, 2022, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 46 million shares of Class B common stock and 0.5 million shares of Class A common stock. As of January 31, 2022, our Co-Founder, Co-CEO, and Chairman Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.1 million restricted stock units (“RSUs”), which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as members of our board of directors and, in the case of Mr. Bhusri, an officer of Workday. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founders, as well as with other executive officers, directors, and affiliates, which limits or precludes the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of January 31, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
•only our chairman of the board, co-chief executive officers, co-presidents, or a majority of our Board of Directors are authorized to call a special meeting of stockholders;

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
The impact of Brexit on EU-UK political, trade, economic and diplomatic relations continues to be uncertain and such impact may not be fully realized for several years or more. Continued uncertainty and friction may result in regulatory, operational, and cost challenges to our UK and global operations.
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
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in the United States, Canada, and Europe. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes or other extreme weather conditions. Additionally, we rely on internal technology systems, our website, our network, and third-party infrastructure and enterprise applications, which are located in a wide variety of regions, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, insurrection, pandemics or other public health emergencies (including the ongoing COVID-19 pandemic), or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and may endure system interruptions, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters, which includes operations and product development facilities, is located in Pleasanton, California. It consists of approximately 1.2 million square feet of owned facilities and a 6.9 acre parcel of leased land. The land lease will expire in 2108. In addition, we lease office space in various locations, including North America, Europe, and Asia Pacific, and data center capacity throughout North America and Europe.
We believe that our facilities are suitable to meet our current needs. In the future, we may expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate any such growth.
ITEM 3. LEGAL PROCEEDINGS
We are regularly involved with claims, suits, purported class or representative actions, and may be involved in regulatory and government investigations and other proceedings, involving competition, intellectual property, data security and privacy, bankruptcy, tax and related compliance, labor and employment, commercial disputes, and other matters. Such claims, suits, actions, regulatory and government investigations, and other proceedings can impose a significant burden on management and employees, could prevent us from offering one or more of our applications, services, or features to others, could require us to change our technology or business practices, or could result in monetary damages, fines, civil or criminal penalties, reputational harm, or other adverse consequences.
These claims, suits, actions, regulatory and government investigations, and other proceedings may include speculative, substantial, or indeterminate monetary amounts. We record a liability when we believe that it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being a liability and the estimated amount of a liability related to such matters. With respect to our outstanding matters, based on our current knowledge, we believe that the amount or range of reasonably possible liability will not, either individually or in aggregate, have a material adverse effect on our business, financial condition, operating results, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.
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
Stockholders
As of February 24, 2022, there were 16 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 71 stockholders of record of our Class B common stock.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information regarding securities authorized for issuance.
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
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2017, in our Class A common stock, the S&P 500 Index, and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$400
$350
$300
$250
$200
$150
$100
$50
01/31/2017
01/31/2018
01/31/2019
01/31/2020
01/31/2021
01/31/2022
Workday, Inc.
S&P 500 Index
S&P 1500 Application Software Index

Company/Index	1/31/2017	1/31/2018	1/31/2019	1/31/2020	1/31/2021	1/31/2022
Workday, Inc.	$100.00	$144.29	$218.47	$222.20	$273.84	$304.50
S&P 500 Index	100.00	126.40	123.46	150.22	176.11	217.09
S&P 1500 Application Software Index	100.00	147.68	178.21	238.09	314.13	348.38
Recent Sales of Unregistered Securities
During the three months ended January 31, 2022, we issued 109 shares of our unregistered Class A common stock to holders of our 2022 Notes upon settlement of conversion of an immaterial aggregate principal amount of such notes. This share amount represents the conversion value of the 2022 Notes in excess of the principal amount converted. These shares of our Class A common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. For further information, see Note 11, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Additionally, in connection with our acquisition of VNDLY during the three months ended January 31, 2022, we agreed to issue 152,384 shares of our Class A common stock to certain key VNDLY employees (“VNDLY reserved shares”), with 50% of such shares to be issued following the first anniversary of the closing date of the acquisition and the remaining 50% to be issued following the second anniversary of the closing date, subject to service conditions. These shares of our Class A common stock will be issued in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act. For further information, see Note 7, Business Combinations, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended January 31, 2022. The shares purchased represent the exercise of the convertible note hedges relating to the partial early conversion of the 2022 Notes. For further information, see Note 11, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2021 - November 30, 2021	—	$—	—	—
December 1, 2021 - December 31, 2021	108	272.49	—	—
January 1, 2022 - January 31, 2022	—	—	—	—
Total	108		—
ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” included in Part I, Item 1A of this report.
The following discussion of our financial condition and results of operations covers fiscal 2022 and 2021 items and year-over-year comparisons between fiscal 2022 and 2021. Discussions of fiscal 2020 items and year-over-year comparisons between fiscal 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, that was filed with the SEC on March 2, 2021.
Overview
Workday delivers applications for financial management, spend management, human capital management, planning, and analytics. With Workday, our customers have a unified system that can help them plan, execute, analyze, and extend to other applications and environments, thereby helping them continuously adapt how they manage their business and operations. Our diverse customer base includes medium-sized and large, global organizations within numerous industry categories, including professional and business services, financial services, healthcare, education, government, technology, media, retail, and hospitality.
We have achieved significant growth since our inception in 2005, with a substantial amount of our growth coming from new customers. Our current financial focus is on growing our revenues and expanding both our customer base and our footprint within our existing customers. While we have a history of GAAP operating losses, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues will decrease over the longer term as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs.
We plan to reinvest a significant portion of our incremental revenues in future periods to grow our business. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling applications, enhance existing applications, and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia-Pacific, by investing in product development and customer support to address the business needs of local markets, increasing our sales and marketing organizations, acquiring and leasing additional office space, and expanding our ecosystem of service partners to support local deployments. We expect to make further significant investments in our data center capacity and equipment and third-party hosted infrastructure platforms as we plan for future growth. We are also investing in personnel to support our growing customer base.
We regularly evaluate acquisition and investment opportunities in complementary businesses, employee teams, services, technologies, and intellectual property rights in an effort to expand our product and service offerings. For example, we acquired Peakon, Zimit, and VNDLY in fiscal 2022, and Scout in fiscal 2020. We expect to continue making such acquisitions and investments in the future. While we remain focused on improving operating margin, these acquisitions and investments will increase our costs on an absolute basis in the near term. Many of these investments will occur in advance of experiencing any direct benefit from them and could make it difficult to determine if we are allocating our resources efficiently.
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

Impact of the COVID-19 Pandemic
The COVID-19 pandemic is having unpredictable impacts on global societies, economies, financial markets, and business practices. In response to the COVID-19 pandemic, we temporarily closed the majority of our offices; required most of our employees to work remotely; implemented travel restrictions; and postponed certain of our customer, industry, implementation partner, analyst, investor, and employee events and converted others to virtual-only experiences. Most of these operational changes remain in effect and we continue to prioritize the health and safety of our employees, customers, and partners. While the majority of our employees continue to work remotely, we began to reopen our offices in fiscal 2022 and are allowing employees to return to the office on a voluntary basis with enhanced safety protocols in place.
Despite the continuing uncertainty associated with the COVID-19 pandemic, we continue to achieve solid new subscription bookings as demand for our products remains strong, and we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy. Our operating margin in fiscal 2022 and 2021 was favorably impacted by the moderation of operating expenses in response to the COVID-19 pandemic. We do not anticipate the extent of the favorable margin impact to continue long-term as we remain committed to investing in our business to drive top line growth and to support our customer base.
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
For further discussion of the potential impacts of the COVID-19 pandemic on our business, financial condition, and operating results, see “Risk Factors” included in Part I, Item 1A of this report.
Financial Results Overview
The following table provides an overview of our key metrics (in thousands, except percentages and headcount data):

	As of and for the Years Ended January 31,
	2022	2021	$ Change	% Change
Total revenues	$5,138,798	$4,317,996	$820,802	19%
Subscription services revenues	$4,546,313	$3,788,452	$757,861	20%

Total subscription revenue backlog	$12,806,855	$10,088,634	$2,718,221	27%
24-month subscription revenue backlog	$7,975,554	$6,526,074	$1,449,480	22%

GAAP operating income (loss)	$(116,450)	$(248,599)	$132,149	(53)%
Non-GAAP operating income (1)	$1,149,704	$867,241	$282,463	33%

GAAP operating margin	(2.3)%	(5.8)%		4%
Non-GAAP operating margin (1)	22.4%	20.1%		2%

Operating cash flows	$1,650,704	$1,268,441	$382,263	30%

Cash, cash equivalents, and marketable securities	$3,644,161	$3,535,653	$108,508	3%

Headcount	15,204	12,524	2,680	21%
(1) See “Non-GAAP Financial Measures” below for further information.

Components of Results of Operations
Revenues
We derive our revenues from subscription services and professional services. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include related customer support. Professional services revenues include fees for deployment services, optimization services, and training.
Subscription services revenues accounted for 88% of our total revenues during fiscal 2022, and represented 96% of our total unearned revenue as of January 31, 2022. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Our consulting engagements are billed on a time and materials basis or a fixed price basis. For contracts billed on a time and materials basis, revenues are recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenues are recognized over time based on the proportion of the professional services performed. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As the Workday-related consulting practices of our partner firms continues to develop, we expect these partners to increasingly contract directly with our subscription customers. As a result of this trend, and the increase of our subscription services revenues, we expect our professional services revenues as a percentage of total revenues to continue to decline over time.
Subscription Revenue Backlog
Our subscription revenue backlog, which is also referred to as remaining performance obligations for subscription contracts, represents contracted subscription services revenues that have not yet been recognized and includes billed and unbilled amounts. Subscription revenue backlog may fluctuate from period to period due to a number of factors, including the timing of renewals and overall renewal rates, new business growth, average contract duration, and seasonality.
Costs and Expenses
Costs of subscription services revenues. Costs of subscription services revenues consist primarily of employee-related expenses associated with hosting our applications and providing customer support, expenses related to data centers and computing infrastructure operated by third parties, and depreciation of computer equipment and software.
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
Sales and marketing. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing programs, and travel expenses. Marketing programs consist of advertising, events, corporate communications, brand awareness, brand ambassador campaigns, and product marketing activities. Sales commissions are considered incremental costs of obtaining a contract with a customer. Sales commissions for new revenue contracts are capitalized and amortized on a straight-line basis over a period of benefit that we have determined to be five years.
General and administrative. General and administrative expenses consist of employee-related expenses for finance and accounting, legal, human resources, information systems personnel, professional fees, and other corporate expenses.

Results of Operations
Revenues
Our total revenues were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Subscription services	$4,546,313	$3,788,452	$3,096,389
Professional services	592,485	529,544	530,817
Total revenues	$5,138,798	$4,317,996	$3,627,206
Total revenues were $5.1 billion for fiscal 2022, compared to $4.3 billion for fiscal 2021, an increase of $821 million, or 19%. Subscription services revenues were $4.5 billion for fiscal 2022, compared to $3.8 billion for fiscal 2021, an increase of $758 million, or 20%. The increase in subscription services revenues was primarily due to an increased number of customer contracts and strong customer renewals, with gross retention over 95%. Professional services revenues were $592 million for fiscal 2022, compared to $530 million for fiscal 2021, an increase of $63 million, or 12%. The increase in professional services revenues was primarily due to Workday performing deployment and integration services for a greater number of customers.
Subscription Revenue Backlog
As of January 31, 2022, our total subscription revenue backlog was $12.8 billion, with $8.0 billion expected to be recognized in revenues over the next 24 months. As of January 31, 2021, our total subscription revenue backlog was $10.1 billion, with $6.5 billion expected to be recognized in revenues over the next 24 months. The increase in subscription revenue backlog during fiscal 2022 was primarily driven by the addition of new customers, expansion of our product offerings with existing customers, and the timing of renewals.
Operating Expenses
GAAP operating expenses were $5.3 billion for fiscal 2022, compared to $4.6 billion for fiscal 2021, an increase of $689 million, or 15%, which was primarily related to an increase of $517 million in employee-related expenses, including share-based compensation, due to higher average headcount. The increase in employee-related expenses also included $32 million for a performance-based cash bonus program that was expanded to all employees in the fourth quarter of fiscal 2022. Additionally, there were increases of $59 million related to marketing programs, $51 million in professional services and subcontractor expenses, $44 million in third-party expenses for hardware maintenance and data center capacity, and $37 million in depreciation expense related to equipment in our data centers, offset by a decrease of $79 million related to a one-time cash bonus that had been paid in fiscal 2021 to non-executive employees to help accommodate unforeseen costs brought on by the COVID-19 pandemic (“COVID-19 one-time employee bonus”).
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
Non-GAAP operating expenses were calculated by excluding share-based compensation expenses and certain other expenses, which consist of employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets. See “Non-GAAP Financial Measures” below for further information.
Non-GAAP operating expenses were $4.0 billion for fiscal 2022, compared to $3.5 billion for fiscal 2021, an increase of $538 million, or 16%, which was primarily related to an increase of $385 million in employee-related expenses due to higher average headcount. The increase in employee-related expenses also included $32 million for a performance-based cash bonus program that was expanded to all employees in the fourth quarter of fiscal 2022. Additionally, there were increases of $59 million related to marketing programs, $51 million in professional services and subcontractor expenses, $44 million in third-party expenses for hardware maintenance and data center capacity, and $37 million in depreciation expense related to equipment in our data centers, offset by a decrease of $79 million related to the COVID-19 one-time employee bonus.

Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Year Ended January 31, 2022
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$795,854	$(85,713)	$(54,551)	$655,590
Costs of professional services	632,241	(113,443)	(11,181)	507,617
Product development	1,879,220	(543,135)	(32,935)	1,303,150
Sales and marketing	1,461,921	(215,692)	(47,457)	1,198,772
General and administrative	486,012	(154,422)	(7,625)	323,965
Total costs and expenses	$5,255,248	$(1,112,405)	$(153,749)	$3,989,094

	Year Ended January 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$611,912	$(63,253)	$(34,799)	$513,860
Costs of professional services	586,220	(101,869)	(6,486)	477,865
Product development	1,721,222	(505,376)	(27,567)	1,188,279
Sales and marketing	1,233,173	(202,819)	(35,797)	994,557
General and administrative	414,068	(131,537)	(6,337)	276,194
Total costs and expenses	$4,566,595	$(1,004,854)	$(110,986)	$3,450,755

	Year Ended January 31, 2020
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$488,513	$(49,919)	$(40,326)	$398,268
Costs of professional services	576,745	(80,401)	(6,440)	489,904
Product development	1,549,906	(434,188)	(30,684)	1,085,034
Sales and marketing	1,146,548	(176,758)	(40,774)	929,016
General and administrative	367,724	(118,614)	(8,592)	240,518
Total costs and expenses	$4,129,436	$(859,880)	$(126,816)	$3,142,740
(1)Other operating expenses include amortization of acquisition-related intangible assets of $78 million, $60 million, and $72 million for fiscal 2022, 2021, and 2020, respectively. In addition, other operating expenses include employer payroll tax-related items on employee stock transactions of $76 million, $51 million, and $55 million for fiscal 2022, 2021, and 2020, respectively.
(2)See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $796 million for fiscal 2022, compared to $612 million for fiscal 2021, an increase of $184 million, or 30%. The increase in costs of subscription services included increases of $91 million in employee-related expenses, including share-based compensation, due to higher average headcount, $37 million in depreciation expense related to equipment in our data centers, and $28 million in third-party expenses for hardware maintenance and data center capacity, offset by a decrease of $5 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in costs of subscription services were $656 million for fiscal 2022, compared to $514 million for fiscal 2021, an increase of $142 million, or 28%. The increase in costs of subscription services included increases of $66 million in employee-related expenses due to higher average headcount, $37 million in depreciation expense related to equipment in our data centers, and $28 million in third-party expenses for hardware maintenance and data center capacity, offset by a decrease of $5 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.

Costs of Professional Services
GAAP operating expenses in costs of professional services were $632 million for fiscal 2022, compared to $586 million for fiscal 2021, an increase of $46 million, or 8%. The increase in costs of professional services was primarily due to an increase of $54 million in employee-related expenses, including share-based compensation, due to higher average headcount, offset by a decrease of $12 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in costs of professional services were $508 million for fiscal 2022, compared to $478 million for fiscal 2021, an increase of $30 million, or 6%. The increase in costs of professional services was primarily due to an increase of $38 million in employee-related expenses due to higher average headcount, offset by a decrease of $12 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.
Product Development
GAAP operating expenses in product development were $1.9 billion for fiscal 2022, compared to $1.7 billion for fiscal 2021, an increase of $158 million, or 9%. The increase in product development expenses was primarily due to an increase of $169 million in employee-related expenses, including share-based compensation, due to higher average headcount, offset by a decrease of $31 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in product development were $1.3 billion for fiscal 2022, compared to $1.2 billion for fiscal 2021, an increase of $115 million, or 10%. The increase in product development expenses was primarily due to an increase of $122 million in employee-related expenses due to higher average headcount, offset by a decrease of $31 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $1.5 billion for fiscal 2022, compared to $1.2 billion for fiscal 2021, an increase of $229 million, or 19%. The increase in sales and marketing expenses included increases of $149 million in employee-related expenses, including share-based compensation, due to higher average headcount, and $59 million related to marketing programs, offset by decrease of $25 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in sales and marketing were $1.2 billion for fiscal 2022, compared to $995 million for fiscal 2021, an increase of $204 million, or 21%. The increase in sales and marketing expenses included increases of $130 million in employee-related expenses due to higher average headcount and $59 million related to marketing programs, offset by decrease of $25 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
GAAP operating expenses in general and administrative were $486 million for fiscal 2022, compared to $414 million for fiscal 2021, an increase of $72 million, or 17%. The increase in general and administrative expenses included increases of $54 million in employee-related expenses, including share-based compensation, due to higher average headcount, and $22 million in professional services expenses, offset by a decrease of $6 million related to the COVID-19 one-time employee bonus.
Non-GAAP operating expenses in general and administrative were $324 million for fiscal 2022, compared to $276 million for fiscal 2021, an increase of $48 million, or 17%. The increase in general and administrative expenses included increases of $30 million in employee-related expenses due to higher average headcount and $22 million in professional services expenses, offset by a decrease of $6 million related to the COVID-19 one-time employee bonus.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.

Operating Margin
GAAP operating margin improved from (5.8)% for fiscal 2021 to (2.3)% for fiscal 2022. Our GAAP operating margin for fiscal 2022 was favorably impacted by our revenue growth outpacing average headcount growth, moderation of operating expenses in response to the COVID-19 pandemic, and the absence of the COVID-19 one-time employee bonus paid in the prior fiscal year.
We use the non-GAAP financial measure of non-GAAP operating margin to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe that non-GAAP operating margin reflects our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business. We also believe that non-GAAP operating margin provides useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.
Non-GAAP operating margin was calculated using GAAP revenues and non-GAAP operating expenses. See “Non-GAAP Financial Measures” below for further information.
Non-GAAP operating margin improved from 20.1% for fiscal 2021 to 22.4% for fiscal 2022. Our non-GAAP operating margin for fiscal 2022 was favorably impacted by our revenue growth outpacing average headcount growth, moderation of operating expenses in response to the COVID-19 pandemic, and the absence of the COVID-19 one-time employee bonus paid in the prior fiscal year.
Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in thousands, except percentages):

	Year Ended January 31, 2022
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(116,450)	$1,112,405	$153,749	$1,149,704
Operating margin	(2.3)%	21.6%	3.1%	22.4%

	Year Ended January 31, 2021
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(248,599)	$1,004,854	$110,986	$867,241
Operating margin	(5.8)%	23.3%	2.6%	20.1%

	Year Ended January 31, 2020
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(502,230)	$859,880	$126,816	$484,466
Operating margin	(13.8)%	23.7%	3.5%	13.4%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
We had other income (expense), net of $133 million, $(27) million, and $20 million during fiscal 2022, 2021, and 2020, respectively.
The increase in other income, net for fiscal 2022 compared to fiscal 2021 was primarily related to net gains of $124 million recognized on our equity investments, of which $83 million was due to an equity investment that completed its IPO during fiscal 2022. Additionally, there was a decrease in interest expense for our convertible senior notes of $52 million from the adoption of Accounting Standard Update (“ASU”) No. 2020-06 and the conversion of our 1.50% convertible senior notes (“2020 Notes”) in fiscal 2021, offset by a decrease of $13 million in interest income on marketable securities resulting from lower prevailing interest rates.

Non-GAAP Financial Measures
Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin meet the definition of a non-GAAP financial measure.
Non-GAAP Operating Expenses, Non-GAAP Operating Income (Loss), and Non-GAAP Operating Margin
Our non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin exclude the components listed below. For the reasons set forth below, management believes that excluding the components provides useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management, in comparing financial results across accounting periods and to those of peer companies, and to better understand the long-term performance of our core business.
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
•Other Operating Expenses. Other operating expenses includes employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of ongoing operations. Although we exclude the amortization of acquisition-related intangible assets from these non-GAAP measures, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.
Limitations on the Use of Non-GAAP Financial Measures
A limitation of our non-GAAP financial measures of non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Further, the non-GAAP financial measure of non-GAAP operating expenses has certain limitations because it does not reflect all items of expense that affect our operations and are reflected in the GAAP financial measure of total operating expenses. In the case of share-based compensation, if we did not pay out a portion of compensation in the form of share-based compensation and related employer payroll tax-related items, the cash salary expense included in operating expenses would be higher, which would affect our cash position.
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
See “Results of Operations—Operating Expenses” and “Results of Operations—Operating Margin” for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses, GAAP operating income (loss), and GAAP operating margin, to the non-GAAP financial measures, non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin, for fiscal 2022, 2021, and 2020.
Liquidity and Capital Resources
As of January 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $3.6 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of, in order from largest to smallest, commercial paper, U.S. treasury securities, money market funds, corporate bonds, U.S. agency obligations, and marketable equity investments. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.

We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to the remaining term of contracted noncancelable subscription agreements, which are not reflected on the Consolidated Balance Sheets, and, if necessary, our borrowing capacity under our Revolving Credit Facility that provides for $750 million of unsecured financing, are sufficient to meet our working capital, capital expenditure, and debt repayment needs over the next 12 months. As part of our strategy, we may enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may also choose to seek additional debt or equity financing.
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
Our cash flows were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$1,650,704	$1,268,441	$864,598
Investing activities	(1,607,426)	(1,241,624)	(896,922)
Financing activities	110,251	625,049	125,124
Effect of exchange rate changes	(705)	1,334	(282)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$152,824	$653,200	$92,518
Operating Activities
Cash provided by operating activities was $1.7 billion and $1.3 billion for fiscal 2022 and 2021, respectively. The improvement in cash flows provided by operating activities during fiscal 2022, compared to the prior fiscal year, was primarily due to increases in sales and related cash collections and moderation of operating expenses in response to the COVID-19 pandemic.
We expect our business to continue to generate sufficient operating cash flows; however, if the COVID-19 pandemic worsens or is prolonged, our customers may request payment timing concessions, which could materially impact the timing and predictability of our operating cash flows in any given period.
Investing Activities
Cash used in investing activities for fiscal 2022 was $1.6 billion, which was primarily related to cash consideration for the acquisitions of VNDLY, Zimit, and Peakon, net of cash acquired, of $1.2 billion. Cash used in investing activities also included capital expenditures of $264 million mainly for data center projects, the purchase of office space within our corporate headquarters of $171 million, purchases of non-marketable equity and other investments of $123 million, and the timing of purchases and maturities of marketable securities. These payments were partially offset by proceeds of $199 million from sales of marketable securities.
Cash used in investing activities for fiscal 2021 was $1.2 billion, which was primarily comprised of a net cash outflow related to purchases and maturities of marketable securities of $930 million, capital expenditures for data center and office space projects of $253 million, and purchases of non-marketable investments of $67 million.
We expect capital expenditures will be approximately $475 million in fiscal 2023. This includes investments in our office facilities, corporate IT infrastructure, and customer data centers to support our continued growth.
Financing Activities
For fiscal 2022, cash provided by financing activities was $110 million, which was primarily due to proceeds of $148 million from the issuance of common stock from employee equity plans, offset by payments of $38 million on the Term Loan.
For fiscal 2021, cash provided by financing activities was $625 million, which was primarily due to net proceeds of $748 million from borrowing on the Term Loan and $149 million from the issuance of common stock from employee equity plans, partially offset by the principal payment of $250 million in connection with the conversion of the 2020 Notes.

Our 2022 Notes are convertible at the option of the holders during the first quarter of fiscal 2023 since the trigger for early conversion was met. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material. We may receive additional conversion requests that require settlement in the first quarter of fiscal 2023. For further information, see Note 11, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Credit Agreement, our convertible senior notes, leases for office space and co-location facilities for data center capacity, agreements for third-party hosted infrastructure platforms for business operations, and other purchase obligations entered into in the ordinary course of business. The table below includes our material contractual obligations, excluding imputed interest, as of January 31, 2022 (in thousands). For further information, see the associated Notes to Consolidated Financial Statements included in Part II, Item 8 of this report referenced in the table below.

		Payments Due by Period
	Total	Short-term	Long-term	Reference
Term Loan (1)	$716,489	$83,589	$632,900	Note 11
2022 Notes (1)	1,152,700	1,152,700	—	Note 11
Operating leases	288,598	85,578	203,020	Note 12
Third-party hosted infrastructure platform obligations	728,083	42,985	685,098	Note 13
Other purchase obligations	457,338	127,216	330,122	Note 13
	$3,343,208	$1,492,068	$1,851,140
(1)Consists of principal and interest payments on the Term Loan and 2022 Notes. The interest obligation on the Term Loan included in the table above assumes interest rates consistent with those in effect for our Term Loan as of January 31, 2022.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgements, and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, judgements, and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that of our significant accounting policies, which are described in Note 2, Accounting Standards and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and operating results.
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
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenues when, or as, we satisfy a performance obligation.

We believe the areas we apply the most critical judgements when determining revenue recognition relate to the identification of distinct performance obligations and the assessment of the standalone selling price (“SSP”) for each performance obligation identified.
Determination of Performance Obligations
A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Our contracts with customers may include multiple promises to transfer services to a customer. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as a single performance obligation may require significant judgment that requires us to assess the nature of the promise and the value delivered to the customer.
Our primary performance obligations consist of subscription services and professional services. We satisfy these performance obligations over time as we transfer the promised services to our customers. Subscription services are made up of a daily requirement to deliver the service to the customer. Each day the delivery of the service provides value to the customer and each day represents a measure toward completion of the service. As such, subscription services meet the criteria to be a series of distinct services. In determining whether professional services are distinct, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, we have concluded that professional services included in contracts with multiple performance obligations are generally distinct as the professional services are not interrelated with subscription services nor do they result in significant customization of the subscription service. As such, we view professional services as a performance obligation to the customer.
At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We combine contracts entered into at or near the same time with the same customer if we determine that the contracts are negotiated as a package with a single commercial objective; the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or the services promised in the contracts are a single performance obligation. For contracts that contain multiple performance obligations, we assess each promise separately and allocate the transaction price on a relative standalone selling price basis. We apply significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition.
Standalone Selling Price Assessment
We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the cloud applications sold, customer demographics, geographic locations, and the number and types of users within our contracts.
We use a range of amounts to estimate SSP for both subscription and professional services sold together in a contract to determine whether there is a discount to be allocated based on the relative SSP of the performance obligations. Judgement is required to determine the SSP for each distinct performance obligation. Our SSP ranges are reassessed on a periodic basis or when facts and circumstances change. Changes in SSP for our services can evolve over time due to changes in our pricing practices that are influenced by market competition, changes in demand for our services, and other economic factors. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP and may therefore impact revenue recognized in our consolidated financial statements.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts are capitalized and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors.
Periodically, we review whether events or changes in circumstances have occurred that could impact the period of benefit. Any future changes in circumstances around the terms of our initial and renewal contracts, customer attrition, underlying technology life, and certain other factors may materially change the period of benefit and therefore the amortization amounts recognized on the Consolidated Statements of Operations. There was no change to the period of benefit during the periods presented.

Business Combinations, Goodwill, and Acquisition-Related Intangible Assets
We allocate the purchase consideration of acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess recorded to goodwill. The purchase price allocation process requires us to make significant estimates and assumptions related to the fair value of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. Critical estimates used in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer contracts, expected life cycle and innovation timelines for acquired technologies, forecasted customer attrition rates and revenue growth, the fair value of pre-existing relationships, royalty rates for comparable market technologies, and discount rates. The amounts and estimated useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.
We test goodwill and acquisition-related intangible assets for impairment on an annual basis, or more frequently if a significant event or circumstance indicates impairment, by considering qualitative and quantitative factors. Significant qualitative inputs used in our impairment tests include, but are not limited to, consideration of general macroeconomic conditions, industry market conditions, overall Workday financial performance, and growth or declines in Workday’s share price. The primary quantitative input for our impairment test is Workday’s market capitalization as of the date of the analysis. We also evaluate the estimated remaining useful lives of acquisition-related intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization at least annually, or more frequently if significant events or circumstances indicate a change in expected use.
Non-Marketable Equity Investments
Non-marketable equity investments include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. We adjust the carrying values of non-marketable equity investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer. Non-marketable equity investments are valued using significant unobservable inputs or data in an inactive market. Valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data, and require our judgment due to the absence of market prices and an inherent lack of liquidity. In addition, the rights and preferences related to the particular non-marketable equity investments, as compared to the rights and preferences of other securities within the company’s capital structure, may impact the magnitude of change in the fair value of our investment as compared to the change in total enterprise value of the company.
We assess our non-marketable equity investments quarterly for impairment. Our impairment analysis encompasses a qualitative and quantitative analysis of key factors including the investee’s financial metrics, such as growth or decline in revenues and operating expenses, market acceptance of the investee’s product or technology, other competitive products or technology in the market, general market conditions, and the rate at which the investee is using its cash. These factors require significant judgment. If impairment indicators are identified, we will assess the severity and duration of the impairment.
Recent Accounting Pronouncements
See Note 2, Accounting Standards and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for a full description of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The ongoing COVID-19 pandemic has resulted in negative impacts on global economies and financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts of the COVID-19 pandemic on our business, financial condition, and operating results, see “Risk Factors” included in Part I, Item 1A of this report.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of January 31, 2022, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $3.6 billion and $3.5 billion as of January 31, 2022, and 2021, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and marketable equity investments. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available-for-sale.” When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the impaired security, is recognized on the Consolidated Statements of Operations.
An immediate increase of 100 basis points in interest rates would have resulted in an $11 million and $10 million market value reduction in our investment portfolio as of January 31, 2022, and 2021, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As of January 31, 2022, and 2021, the Term Loan had a carrying value of $692 million and $729 million, respectively, and there were no outstanding borrowings under the Revolving Credit Facility. The interest rate on the Term Loan was 1.30% and 1.38% as of January 31, 2022, and 2021, respectively.
Because the interest rates applicable to borrowings under the Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. A hypothetical immediate increase of 100 basis points in interest rates would not have had a significant impact on our results of operations.

In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. The 2022 Notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the 2022 Notes. However, the value of the 2022 Notes is exposed to interest rate risk. Generally, the fair value of the 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2022 Notes is affected by our stock price. The carrying value of the 2022 Notes was $1.1 billion as of January 31, 2022, and 2021, and the estimated fair value of the 2022 Notes was $1.9 billion and $1.8 billion as of January 31, 2022, and 2021, respectively. The estimated fair value was determined based on the quoted bid price of the 2022 Notes in an over-the-counter market as of the last trading day of each reporting period, which was $167.00 and $159.87, respectively.
For further information, see Note 11, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORKDAY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workday, Inc. (the Company) as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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

Auditing the Company’s determination of distinct performance obligations and the allocation of the transaction price to these performance obligations was challenging. For example, there were nonstandard terms and conditions that required judgment to determine the distinct performance obligations and relative standalone selling prices were accounted for appropriately.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to identify distinct performance obligations and allocate the transaction price to those performance obligations, including the underlying assumptions related to the relative standalone selling price.

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

San Francisco, California
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workday, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workday, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
February 28, 2022

WORKDAY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	As of January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,534,273	$1,384,181
Marketable securities	2,109,888	2,151,472
Trade and other receivables, net of allowance for credit losses of $10,790 and $14,267, respectively	1,242,545	1,032,484
Deferred costs	152,957	122,764
Prepaid expenses and other current assets	174,402	111,160
Total current assets	5,214,065	4,802,061
Property and equipment, net	1,123,075	972,403
Operating lease right-of-use assets	247,808	414,143
Deferred costs, noncurrent	341,259	271,796
Acquisition-related intangible assets, net	391,002	248,626
Goodwill	2,840,044	1,819,625
Other assets	341,252	189,757
Total assets	$10,498,505	$8,718,411
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,487	$75,596
Accrued expenses and other current liabilities	195,590	169,266
Accrued compensation	402,885	285,061
Unearned revenue	3,110,947	2,556,624
Operating lease liabilities	80,503	93,000
Debt, current	1,222,443	1,103,101
Total current liabilities	5,067,855	4,282,648
Debt, noncurrent	617,354	691,913
Unearned revenue, noncurrent	71,533	80,111
Operating lease liabilities, noncurrent	182,456	350,051
Other liabilities	24,225	35,854
Total liabilities	5,963,423	5,440,577
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10 million shares authorized; no shares issued or outstanding as of January 31, 2022, and 2021	—	—
Class A common stock, $0.001 par value; 750 million shares authorized; 196 million and 184 million shares issued and outstanding as of January 31, 2022, and 2021, respectively	196	184
Class B common stock, $0.001 par value; 240 million shares authorized; 55 million and 59 million shares issued and outstanding as of January 31, 2022, and 2021, respectively	55	58
Additional paid-in capital	7,284,174	6,254,936
Treasury stock, at cost; 0.1 million shares as of January 31, 2022, and 2021	(12,467)	(12,384)
Accumulated other comprehensive income (loss)	7,709	(54,970)
Accumulated deficit	(2,744,585)	(2,909,990)
Total stockholders’ equity	4,535,082	3,277,834
Total liabilities and stockholders’ equity	$10,498,505	$8,718,411
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2022	2021	2020
Revenues:
Subscription services	$4,546,313	$3,788,452	$3,096,389
Professional services	592,485	529,544	530,817
Total revenues	5,138,798	4,317,996	3,627,206
Costs and expenses (1):
Costs of subscription services	795,854	611,912	488,513
Costs of professional services	632,241	586,220	576,745
Product development	1,879,220	1,721,222	1,549,906
Sales and marketing	1,461,921	1,233,173	1,146,548
General and administrative	486,012	414,068	367,724
Total costs and expenses	5,255,248	4,566,595	4,129,436
Operating income (loss)	(116,450)	(248,599)	(502,230)
Other income (expense), net	132,632	(26,535)	19,783
Income (loss) before provision for (benefit from) income taxes	16,182	(275,134)	(482,447)
Provision for (benefit from) income taxes	(13,191)	7,297	(1,773)
Net income (loss)	$29,373	$(282,431)	$(480,674)
Net income (loss) per share, basic	$0.12	$(1.19)	$(2.12)
Net income (loss) per share, diluted	$0.12	$(1.19)	$(2.12)
Weighted-average shares used to compute net income (loss) per share, basic	247,249	237,019	227,185
Weighted-average shares used to compute net income (loss) per share, diluted	254,032	237,019	227,185
(1)Costs and expenses include share-based compensation expenses as follows:

	Year Ended January 31,
	2022	2021	2020
Costs of subscription services	$85,713	$63,253	$49,919
Costs of professional services	113,443	101,869	80,401
Product development	543,135	505,376	434,188
Sales and marketing	215,692	202,819	176,758
General and administrative	154,422	131,537	118,614
Total share-based compensation expenses	$1,112,405	$1,004,854	$859,880
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Net income (loss)	$29,373	$(282,431)	$(480,674)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(3,295)	2,926	(575)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $0, $0, and $839, respectively	(6,279)	(1,437)	2,392
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision of $0, $0, and $3,216, respectively	72,253	(79,951)	22,484
Other comprehensive income (loss), net of tax	62,679	(78,462)	24,301
Comprehensive income (loss)	$92,052	$(360,893)	$(456,373)
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Common stock:
Balance, beginning of period	$242	$231	$221
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	9	9	10
Settlement of convertible senior notes	—	2	—
Balance, end of period	251	242	231
Additional paid-in capital:
Balance, beginning of period	6,254,936	5,090,187	4,105,334
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	148,319	148,664	125,663
Share-based compensation	1,100,536	1,003,726	858,809
Exercise of convertible senior notes hedges	88	303,238	—
Settlement of convertible senior notes	(3)	(4)	—
Settlement of warrants	—	(290,875)	—
Cumulative effect of accounting changes	(219,702)	—	381
Balance, end of period	7,284,174	6,254,936	5,090,187
Treasury stock:
Balance, beginning of period	(12,384)	—	—
Exercise of convertible senior notes hedges	(83)	(303,239)	—
Settlement of warrants	—	290,855	—
Balance, end of period	(12,467)	(12,384)	—
Accumulated other comprehensive income (loss):
Balance, beginning of period	(54,970)	23,492	(809)
Other comprehensive income (loss)	62,679	(78,462)	24,301
Balance, end of period	7,709	(54,970)	23,492
Accumulated deficit:
Balance, beginning of period	(2,909,990)	(2,627,359)	(2,146,304)
Net income (loss)	29,373	(282,431)	(480,674)
Cumulative effect of accounting changes	136,032	(200)	(381)
Balance, end of period	(2,744,585)	(2,909,990)	(2,627,359)
Total stockholders’ equity	$4,535,082	$3,277,834	$2,486,551

	Year Ended January 31,
	2022	2021	2020
Common stock (in shares):
Balance, beginning of period	242,667	231,708	222,052
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	8,417	9,373	9,656
Purchase of treasury stock from the exercise of convertible senior notes hedges	—	(1,655)	—
Settlement of convertible senior notes	—	1,654	—
Settlement of warrants	—	1,587	—
Other	125	—	—
Balance, end of period	251,209	242,667	231,708

See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$29,373	$(282,431)	$(480,674)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	343,723	293,657	276,278
Share-based compensation expenses	1,100,584	1,004,854	859,571
Amortization of deferred costs	138,797	112,647	90,641
Amortization of debt discount and issuance costs	3,988	53,693	54,034
Non-cash lease expense	86,235	84,376	67,325
(Gains) losses on investments	(145,845)	(16,558)	(4,016)
Other	(14,213)	4,247	(31,047)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(207,933)	(159,240)	(176,141)
Deferred costs	(238,453)	(184,353)	(149,168)
Prepaid expenses and other assets	(35,153)	52,117	(17,736)
Accounts payable	9,414	(3,476)	20,293
Accrued expenses and other liabilities	50,671	(18,472)	220
Unearned revenue	529,516	327,380	355,018
Net cash provided by (used in) operating activities	1,650,704	1,268,441	864,598
Cash flows from investing activities:
Purchases of marketable securities	(2,858,729)	(2,731,885)	(1,797,468)
Maturities of marketable securities	2,804,103	1,802,334	1,686,643
Sales of marketable securities	199,016	10,627	56,508
Owned real estate projects	(171,501)	(6,116)	(99,308)
Capital expenditures, excluding owned real estate projects	(264,267)	(253,380)	(243,694)
Business combinations, net of cash acquired	(1,190,199)	—	(473,603)
Purchase of other intangible assets	(8,007)	(2,950)	(850)
Purchases of non-marketable equity and other investments	(123,011)	(67,482)	(25,393)
Sales and maturities of non-marketable equity and other investments	5,169	7,228	252
Other	—	—	(9)
Net cash provided by (used in) investing activities	(1,607,426)	(1,241,624)	(896,922)
Cash flows from financing activities:
Proceeds from borrowings on Term Loan, net of debt discount and issuance costs	—	747,795	—
Payments on convertible senior notes	(114)	(250,012)	(30)
Payments on Term Loan	(37,500)	(18,750)	—
Proceeds from issuance of common stock from employee equity plans, net of taxes paid for shares withheld	148,328	148,673	125,673
Other	(463)	(2,657)	(519)
Net cash provided by (used in) financing activities	110,251	625,049	125,124
Effect of exchange rate changes	(705)	1,334	(282)
Net increase (decrease) in cash, cash equivalents, and restricted cash	152,824	653,200	92,518
Cash, cash equivalents, and restricted cash at the beginning of period	1,387,921	734,721	642,203
Cash, cash equivalents, and restricted cash at the end of period	$1,540,745	$1,387,921	$734,721
See Notes to Consolidated Financial Statements

	Year Ended January 31,
	2022	2021	2020
Supplemental cash flow data
Cash paid for interest, net of amounts capitalized	$13,310	$14,373	$3,306
Cash paid for income taxes	12,563	9,939	9,010
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	47,015	54,792	46,027

	As of January 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Consolidated Statements of Cash Flows
Cash and cash equivalents	$1,534,273	$1,384,181	$731,141
Restricted cash included in Prepaid expenses and other current assets	6,472	3,602	3,459
Restricted cash included in Other assets	—	138	121
Total cash, cash equivalents, and restricted cash	$1,540,745	$1,387,921	$734,721
See Notes to Consolidated Financial Statements

Workday, Inc.
Notes to Consolidated Financial Statements
Note 1. Overview and Basis of Presentation
Company and Background
Workday delivers applications for financial management, spend management, human capital management, planning, and analytics. With Workday, our customers have a unified system that can help them plan, execute, analyze, and extend to other applications and environments, thereby helping them continuously adapt how they manage their business and operations. We were originally incorporated in March 2005 in Nevada, and in June 2012, we reincorporated in Delaware.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ended January 31, 2022.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. For revenue recognition, examples of significant estimates, judgements, and assumptions include the identification of distinct performance obligations and the assessment of the standalone selling price for each performance obligation identified. Other significant estimates, judgements, and assumptions include, but are not limited to, the determination of the period of benefit for deferred commissions, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, and the valuation of non-marketable equity investments. Actual results could differ from those estimates, judgements, and assumptions, and such differences could be material to our consolidated financial statements.
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. For fiscal 2022, our CODM was our Co-Chief Executive Officer and Chairman, Aneel Bhusri, and our Co-Chief Executive Officer, Chano Fernandez. Our CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.
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
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenues when, or as, we satisfy a performance obligation.

Subscription Services Revenues
Subscription services revenues primarily consist of fees that provide customers access to one or more of our cloud applications for financial management, spend management, human capital management, planning, and analytics, with routine customer support. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally three years or longer in length, billed annually in advance, and are generally noncancelable.
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
When the fair value of a debt security is below its amortized cost, the amortized cost should be written down to its fair value if (i) it is more likely than not that management will be required to sell the impaired security before recovery of its amortized basis or (ii) management has the intention to sell the security. If neither of these conditions are met, we must determine whether the impairment is due to credit losses. To determine the amount of credit losses, we compare the present value of the expected cash flows of the security, derived by taking into account the issuer’s credit ratings and remaining payment terms, with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in Other income (expense), net on the Consolidated Statements of Operations. Non-credit related impairment losses are recorded in Other comprehensive income (loss) (“OCI”).

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
Equity Investments
We determine at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). If the investment or other interest is determined to be a VIE, we must evaluate whether we are considered the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) has the obligation to absorb losses or the right to receive benefits from the VIE. For investments in VIEs in which we are considered the primary beneficiary, the assets, liabilities, and results of operations of the VIE are included in our consolidated financial statements. As of January 31, 2022, there were no VIEs for which we were the primary beneficiary.
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
Trade and Other Receivables
Trade and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for credit losses. We assess our allowance for credit losses on trade receivables by taking into consideration forecasts of future economic conditions, information about past events, such as our historical trend of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. The allowance for credit losses on trade receivables is recorded in operating expenses on the Consolidated Statements of Operations. Other receivables represent unbilled receivables related to subscription and professional services contracts.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts are capitalized and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Amortization expense is included in Sales and marketing expenses on the Consolidated Statements of Operations.

Derivative Financial Instruments and Hedging Activities
We use derivative financial instruments to manage foreign currency exchange risk. Derivative instruments are carried at fair value and recorded as either an asset or liability on the Consolidated Balance Sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments designated as cash flow hedges (“cash flow hedges”), which we use to hedge a portion of our forecasted foreign currency revenue and expense transactions, the gains or losses are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Consolidated Balance Sheets and subsequently reclassified to earnings in the same period that the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments (“non-designated hedges”), which we use to hedge a portion of our net outstanding monetary assets and liabilities, the gains or losses are recorded in Other income (expense), net on the Consolidated Statements of Operations in the period of change. We use nonderivative financial instruments designated as net investment hedges to hedge our net investment in certain foreign subsidiaries. The gains or losses, which are not material, are recorded in the currency translation adjustment component of AOCI and are reclassified to income in the period in which the hedged subsidiary is either sold or substantially liquidated.
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
Business Combinations
We allocate the purchase consideration of acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess recorded to goodwill. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Operations.
In the event that we acquire a company in which we previously held an equity interest, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the equity investment is recorded as a non-cash gain or loss and recorded within Other income (expense), net on the Consolidated Statements of Operations.
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

We recognize variable lease costs in the Consolidated Statements of Operations in the period incurred. Variable lease costs include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor.
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that we will exercise such options.
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $131 million, $85 million, and $61 million for fiscal 2022, 2021, and 2020, respectively.
Share-Based Compensation
We measure and recognize compensation expense for share-based awards issued to employees and non-employees, primarily including RSUs, performance-based restricted stock units (“PRSUs”), and purchases under the 2012 Employee Stock Purchase Plan (“ESPP”), on the Consolidated Statements of Operations.
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
No customer individually accounted for more than 10% of trade and other receivables, net as of January 31, 2022, or 2021. No customer individually accounted for more than 10% of total revenues during fiscal 2022, 2021, or 2020.
In order to reduce the risk of down-time of our cloud applications, we have established data centers in various geographic regions. We serve our customers and users from data center facilities operated by third parties, located in the United States, Canada, and Europe. We have internal procedures to restore services in the event of disaster at one of our data center facilities. Even with these procedures for disaster recovery in place, our cloud applications could be significantly interrupted during the implementation of the procedures to restore services.
In addition, we rely upon third-party hosted infrastructure partners globally, including AWS, Google LLC, and Microsoft Corporation, to serve customers and operate certain aspects of our services. Given this, any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.
Other than the United States, no country individually accounted for more than 10% of total revenues during fiscal 2022, 2021, or 2020.
Recently Adopted Accounting Pronouncements
ASU No. 2020-06
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). Under ASU No. 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share.
We adopted this standard effective February 1, 2021, using a modified retrospective method, under which financial results reported in prior periods were not adjusted. We applied the provisions of this guidance to our 2022 Notes. Upon adoption, we recorded a decrease to Accumulated deficit of $136 million, a decrease to Additional paid-in capital of $220 million, an increase to Debt, current of $79 million, and a decrease to Property and equipment, net of $5 million, which represented non-cash interest previously capitalized. For further information, see Note 11, Debt.

Recently Issued Accounting Pronouncements
ASU No. 2021-08
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Under current GAAP, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for our fiscal year beginning on February 1, 2023, with early adoption permitted. We are currently evaluating the accounting, transition, and disclosure requirements of this standard.
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
Note 3. Investments
Debt Securities
As of January 31, 2022, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$843,627	$5	$(1,720)	$841,912
U.S. agency obligations	232,093	—	(1,168)	230,925
Corporate bonds	490,867	—	(1,815)	489,052
Commercial paper	969,204	—	—	969,204
Total debt securities	$2,535,791	$5	$(4,703)	$2,531,093
Included in Cash and cash equivalents	$525,524	$—	$(1)	$525,523
Included in Marketable securities	$2,010,267	$5	$(4,702)	$2,005,570
As of January 31, 2021, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,054,146	$205	$(10)	$1,054,341
U.S. agency obligations	504,298	196	(49)	504,445
Corporate bonds	346,563	1,253	(14)	347,802
Commercial paper	664,262	—	—	664,262
Total debt securities	$2,569,269	$1,654	$(73)	$2,570,850
Included in Cash and cash equivalents	$440,678	$—	$—	$440,678
Included in Marketable securities	$2,128,591	$1,654	$(73)	$2,130,172
No debt securities held as of January 31, 2022, or 2021, were in a continuous unrealized loss position for greater than 12 months, and we did not recognize any credit losses related to our debt securities during fiscal 2022, 2021, or 2020.
We sold $162 million, $11 million, and $6 million of debt securities during fiscal 2022, 2021, and 2020, respectively. The realized gains and losses from the sales were immaterial.

Equity Investments
Equity investments consisted of the following (in thousands):

		As of January 31,
	Consolidated Balance Sheets Location	2022	2021
Money market funds	Cash and cash equivalents	$607,640	$659,964
Equity investments accounted for under the equity method	Other assets	—	48,222
Non-marketable equity investments measured using the measurement alternative	Other assets	256,643	73,142
Marketable equity investments	Marketable securities	104,318	21,300
Total equity investments		$968,601	$802,628
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Year Ended January 31,
	2022	2021	2020
Net realized gains (losses) recognized on equity investments sold (1)	$22,273	$1,667	$26,837
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	121,474	18,425	6,057
Total net gains (losses) recognized in Other income (expense), net	$143,747	$20,092	$32,894
(1)Reflects the difference between the sale proceeds and the carrying value of the equity investments at the beginning of the fiscal year.
Equity Investments Accounted for Under the Equity Method
During fiscal 2021, we made an equity investment of $50 million in a limited partnership, which represented an ownership interest of approximately 6%. We determined that the limited partnership was a VIE because the at-risk equity holders, as a group, lacked the characteristics of a controlling financial interest. We did not have majority voting rights nor the power to direct the activities of this entity, and therefore, we were not the primary beneficiary. The investment was accounted for under the equity method of accounting as it was considered to be more than minor and we had the ability to exercise significant influence over the entity. Under the equity method, our share of earnings and losses of the investee was not material and there was no impairment loss recorded for the periods presented.
In June 2021, the limited partnership was liquidated and shares of common stock in a corporation were distributed to the partners. Immediately thereafter, the corporation completed its IPO. We no longer exercise significant influence over the entity and therefore we accounted for our interest in the common stock received as a marketable equity investment measured at fair value. Since the IPO, we have sold a portion of our investment for proceeds of $25 million, resulting in a realized gain of $16 million. Our remaining investment had a carrying value of $104 million as of January 31, 2022. We recorded an unrealized gain of $67 million related to this investment during fiscal 2022.
Non-Marketable Equity Investments Measured Using the Measurement Alternative
The carrying values for our non-marketable equity investments are summarized below (in thousands):

	As of January 31,
	2022	2021
Total initial cost	$192,694	$65,377
Cumulative net unrealized gains (losses)	63,949	7,765
Carrying value	$256,643	$73,142
We recorded upward adjustments to the carrying value of non-marketable equity investments of $58 million, $9 million, and $6 million during fiscal 2022, 2021, and 2020, respectively. No material impairment losses or downward adjustments were recorded during the periods presented. Additionally, as discussed in Note 7, Business Combinations, we recognized non-cash gains of $12 million and $20 million related to our acquisitions of Zimit and Scout during fiscal 2022 and 2020, respectively.

Marketable Equity Investments
The carrying values for our marketable equity investments are summarized below (in thousands):

	As of January 31,
	2022	2021
Total initial cost	$40,739	$5,000
Cumulative net unrealized gains (losses)	63,579	16,300
Carrying value	$104,318	$21,300
During fiscal 2022, we sold marketable equity investments of $37 million with corresponding net gains recognized of $7 million. This includes the $25 million sale of the investment previously accounted for under the equity method described above. There were no sales of marketable equity investments during fiscal 2021. During fiscal 2020, we sold marketable equity investments of $51 million with a corresponding gain recognized of $7 million.
During fiscal 2022 and 2021, we recorded unrealized gains on marketable equity investments of $67 million and $14 million, respectively. There were no unrealized gains or losses recorded during fiscal 2020.
Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$841,912	$—	$—	$841,912
U.S. agency obligations	—	230,925	—	230,925
Corporate bonds	—	489,052	—	489,052
Commercial paper	—	969,204	—	969,204
Money market funds	607,640	—	—	607,640
Marketable equity investments	104,318	—	—	104,318
Foreign currency derivative assets	—	39,031	—	39,031
Total assets	$1,553,870	$1,728,212	$—	$3,282,082
Foreign currency derivative liabilities	$—	$13,039	$—	$13,039
Total liabilities	$—	$13,039	$—	$13,039
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
Fair Value Measurements of Other Financial Instruments
In April 2020, we entered into a Credit Agreement pursuant to which the lenders extended to Workday a senior unsecured Term Loan facility in an aggregate principal amount of $750 million and an unsecured Revolving Credit Facility in an aggregate principal amount of $750 million. The carrying value of the Term Loan was $692 million and $729 million as of January 31, 2022, and 2021, respectively. The estimated fair value of the Term Loan, which we have classified as a Level 2 financial instrument, approximates its carrying value because it is a floating rate facility. There were no outstanding borrowings under the Revolving Credit Facility during the periods presented. For further information, see Note 11, Debt.
In September 2017, we completed an offering of $1.15 billion of 0.25% convertible senior notes due October 1, 2022. The carrying value of the 2022 Notes was $1.1 billion as of January 31, 2022, and 2021, and the estimated fair value of the 2022 Notes was $1.9 billion and $1.8 billion as of January 31, 2022, and 2021, respectively. The estimated fair value of the 2022 Notes, which we have classified as a Level 2 financial instrument, was determined based on the quoted bid price in an over-the-counter market on the last trading day of each reporting period. For further information, see Note 11, Debt.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $494 million and $395 million as of January 31, 2022, and 2021, respectively. Amortization expense for the deferred costs was $139 million, $113 million, and $91 million for fiscal 2022, 2021, and 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2022	2021
Computers, equipment, and software	$1,071,141	$931,456
Buildings	691,896	494,599
Leasehold improvements	158,037	204,273
Land and land improvements	80,553	37,065
Furniture, fixtures, and transportation equipment	79,723	54,193
Property and equipment, gross	2,081,350	1,721,586
Less accumulated depreciation and amortization	(958,275)	(749,183)
Property and equipment, net	$1,123,075	$972,403
Depreciation expense totaled $263 million, $231 million, and $201 million for fiscal 2022, 2021, and 2020, respectively.
Related-Party Transactions
Aircraft Purchase
During fiscal 2022, we purchased an aircraft from an affiliate of our Co-Founder and CEO Emeritus, David Duffield, for approximately $24 million in cash. The aircraft was purchased primarily for the purpose of business travel by our Co-CEO and Chairman, Mr. Bhusri, and other Workday executives. In approving the related-party transaction, the Audit Committee of our Board of Directors considered the benefits to Workday of purchasing the aircraft, independent appraisals, the terms of the related purchase agreement, and the extent and nature of Mr. Duffield’s interest in the transaction. The aircraft is included in the Furniture, fixtures, and transportation equipment category in the table above.

Leased Property Purchase
During fiscal 2021, we entered into an agreement with an affiliate of Mr. Duffield for an option to purchase certain leased office space (“Property”) within our corporate headquarters at a price based on third-party appraisals and negotiation between Workday and the affiliated party (“Leased Property Purchase Option”). In deciding to enter into and subsequently exercise the Leased Property Purchase Option, our Board of Directors considered the benefits to Workday of purchasing the Property, including the importance of obtaining control of the Property, which is part of Workday’s headquarters campus, and the long-term cost savings from ownership as compared to continuing to lease the Property. Our Board also considered independent appraisals, comparable transaction data, and the extent and nature of Mr. Duffield’s interest in the transaction.
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
Note 7. Business Combinations
Fiscal 2022
VNDLY Acquisition
On December 21, 2021, we acquired all outstanding stock of VNDLY, a cloud-based external workforce and vendor management technology. With VNDLY, Workday will provide organizations with a unified workforce optimization solution that will help organizations manage all types of workers—salaried, hourly, contingent, and outsourced—and support a holistic talent strategy, including insight into costs, workforce planning needs, and compliance. We have included the financial results of VNDLY in our consolidated financial statements from the date of acquisition.
The acquisition-date fair value of the purchase consideration consisted of the following (in thousands):

Cash paid to stockholders and option holders	$473,029
Transaction costs paid by Workday on behalf of VNDLY	135
Total	$473,164
Additionally, in connection with the acquisition, we agreed to issue approximately 152 thousand shares of our Class A common stock to certain key VNDLY employees, with 50% of such shares to be issued following the first anniversary of the closing date of the acquisition and the remaining 50% to be issued following the second anniversary of the closing date, subject to service conditions. The aggregate fair value of the equity is accounted for as post-acquisition share-based compensation expense.
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

Cash	$22,830
Acquisition-related intangible assets	40,000
Goodwill	412,151
Other assets	2,595
Deferred tax liability	(2,372)
Other liabilities	(2,040)
Total	$473,164

The fair values and weighted-average useful lives of the acquired intangible assets by category are as follows (in thousands, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$27,000	4
Customer relationships	13,000	13
Total acquisition-related intangible assets	$40,000	7
The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating VNDLY’s technology into our product portfolio. The goodwill is not deductible for income tax purposes.
Separate operating results and pro forma results of operations for VNDLY have not been presented as the effect of this acquisition was not material to our financial results.
Zimit Acquisition
On September 28, 2021, we acquired all outstanding stock of Zimit, a CPQ solution built for services industries. We believe the acquisition of Zimit will accelerate our ability to deliver a comprehensive quote-to-cash process automation offering that will provide services organizations increased visibility across the entire revenue cycle. We have included the financial results of Zimit in our consolidated financial statements from the date of acquisition.
The acquisition-date fair value of the purchase consideration was $76 million, with $62 million attributable to cash consideration and $14 million attributable to the fair value of a previously held equity interest. We recorded developed technology intangible assets of $7 million (to be amortized over an estimated useful life of 4 years), customer relationships intangible assets of $3 million (to be amortized over an estimated useful life of 13 years), and goodwill of $67 million. Goodwill was primarily attributable to the expected synergies from integrating Zimit’s technology into our product portfolio. The goodwill is not deductible for income tax purposes. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The measurement period will end no later than one year from the acquisition date.
We invested $2 million in Zimit prior to the acquisition, which was accounted for as a non-marketable equity investment. We recognized a non-cash gain of approximately $12 million as a result of remeasuring our prior equity interest in Zimit held before the business combination. The gain is included in Other income (expense), net on the Consolidated Statements of Operations.
Separate operating results and pro forma results of operations for Zimit have not been presented as the effect of this acquisition was not material to our financial results.
Peakon Acquisition
On March 9, 2021, we acquired all outstanding stock of Peakon, an employee success platform that converts feedback into actionable insights, for $702 million. With Peakon, Workday will provide organizations with a continuous listening platform, including real-time visibility into employee experience, sentiment, and productivity, to help drive employee engagement and improve organizational performance. We have included the financial results of Peakon in our consolidated financial statements from the date of acquisition.
The acquisition-date fair value of the purchase consideration consisted of the following (in thousands):

Cash paid to stockholders, warrant holders, and vested option holders	$683,788
Transaction costs paid by Workday on behalf of Peakon	17,960
Total	$701,748
Additionally, we granted certain Peakon employees restricted stock awards (“RSAs”) with service conditions, which totaled 81,695 shares of our Class A common stock. The aggregate grant date fair value of the RSAs is accounted for as post-acquisition share-based compensation expense.

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

Acquisition-related intangible assets	$170,500
Goodwill	541,611
Other assets	34,639
Deferred tax liability	(20,021)
Other liabilities	(24,981)
Total	$701,748
The fair values and weighted-average useful lives of the acquired intangible assets by category are as follows (in thousands, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$94,000	5
Customer relationships	72,000	13
Backlog	4,000	3
Trade name	500	1
Total acquisition-related intangible assets	$170,500	8
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
The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating Scout’s technology into our product portfolio. The goodwill is not deductible for U.S. federal income tax purposes.
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
Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	As of January 31,
	2022	2021
Developed technology	$346,300	$218,400
Customer relationships	311,100	223,000
Trade name	12,500	12,000
Backlog	15,000	11,000
Acquisition-related intangible assets, gross	684,900	464,400
Less accumulated amortization	(293,898)	(215,774)
Acquisition-related intangible assets, net	$391,002	$248,626
Amortization expense related to acquisition-related intangible assets was $78 million, $60 million, and $72 million for fiscal 2022, 2021, and 2020, respectively.
As of January 31, 2022, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in thousands):

Fiscal Period:
2023	$85,536
2024	74,319
2025	61,663
2026	55,748
2027	31,177
Thereafter	82,559
Total	$391,002

Note 9. Other Assets
Other noncurrent assets consisted of the following (in thousands):

	As of January 31,
	2022	2021
Non-marketable equity and other investments (1)	$256,759	$85,868
Prepayments for goods and services	25,927	19,824
Technology patents and other intangible assets, net	22,792	17,766
Derivative assets	16,618	173
Net deferred tax assets	11,642	9,985
Deposits	6,701	6,218
Equity investments accounted for under the equity method	—	48,222
Other	813	1,701
Total other assets	$341,252	$189,757
(1)Included in the Non-marketable equity and other investments category are investments in loan receivables of privately held companies, which are carried at amortized cost. The carrying values of these loan receivables were not material as of January 31, 2022, and $13 million as of January 31, 2021. The allowance for credit losses on loan receivables was immaterial for the periods presented.
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of January 31, 2022, the future estimated amortization expense was as follows (in thousands):

Fiscal Period:
2023	$3,409
2024	3,102
2025	2,622
2026	2,357
2027	2,077
Thereafter	9,225
Total	$22,792
Note 10. Derivative Instruments
We conduct business on a global basis in multiple foreign currencies, subjecting Workday to foreign currency risk. To mitigate this risk, we utilize derivative hedging contracts as described below. We do not enter into any derivatives for trading or speculative purposes.
Cash Flow Hedges
We enter into foreign currency forward contracts to hedge a portion of our forecasted revenue and expense transactions. We designate these forward contracts as cash flow hedging instruments since the accounting criteria for such designation have been met.
Cash flow hedges are recorded on the Consolidated Balance Sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in AOCI on the Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of January 31, 2022, we estimate that $4 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.
As of January 31, 2022, and 2021, the notional values of the forward contracts designated as cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $1.4 billion and $1.3 billion, respectively. The notional values of the forward contracts designated as cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $355 million as of January 31, 2022. We did not hold forward contracts designated as cash flow hedges to sell U.S dollars as of January 31, 2021. All contracts had maturities of less than 48 months.

Non-Designated Hedges
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
As of January 31, 2022, and 2021, the notional values of the forward contracts not designated as hedges that we held to buy U.S. dollars in exchange for other currencies were $217 million and $160 million, respectively, and the notional values of the forward contracts not designated as hedges that we held to sell U.S. dollars in exchange for other currencies were $8 million and $15 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Consolidated Balance Sheets Location	As of January 31,
		2022	2021
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$21,337	$2,073
Cash flow hedges	Other assets	16,618	173
Non-designated hedges	Prepaid expenses and other current assets	1,076	975
Non-designated hedges	Other assets	—	—
Total derivative assets		$39,031	$3,221
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$7,512	$23,647
Cash flow hedges	Other liabilities	5,175	24,586
Non-designated hedges	Accrued expenses and other current liabilities	336	1,162
Non-designated hedges	Other liabilities	16	61
Total derivative liabilities		$13,039	$49,456
The effect of cash flow hedges on the Consolidated Statements of Operations was as follows (in thousands):

		Year Ended January 31,
	Consolidated Statements of Operations Location	2022	2021	2020
Total revenues	Revenues	$5,138,798	$4,317,996	$3,627,206
Amount of gains (losses) related to cash flow hedges	Revenues	(8,759)	18,780	6,142
Pre-tax gains (losses) associated with cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Year Ended January 31,
		2022	2021	2020
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$63,494	$(61,171)	$31,842
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	(8,759)	18,780	6,142

Gains (losses) associated with non-designated hedges were as follows (in thousands):

	Consolidated Statements of Operations Location	Year Ended January 31,
		2022	2021	2020
Amount of gains (losses) related to non-designated hedges	Other income (expense), net	$6,664	$(4,095)	$3,671
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
As of January 31, 2022, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$4,414	$—	$4,414	$(2,701)	$—	$1,713
Counterparty B	10,936	—	10,936	(5,401)	—	5,535
Counterparty C	8,082	—	8,082	(4,553)	—	3,529
Counterparty D	12,756	—	12,756	(331)	—	12,425
Counterparty E	2,843	—	2,843	(53)	—	2,790
Total	$39,031	$—	$39,031	$(13,039)	$—	$25,992

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$2,701	$—	$2,701	$(2,701)	$—	$—
Counterparty B	5,401	—	5,401	(5,401)	—	—
Counterparty C	4,553	—	4,553	(4,553)	—	—
Counterparty D	331	—	331	(331)	—	—
Counterparty E	53	—	53	(53)	—	—
Total	$13,039	$—	$13,039	$(13,039)	$—	$—
Note 11. Debt
Outstanding debt consisted of the following (in thousands):

	As of January 31,
	2022	2021
Term Loan, net of unamortized debt discounts of $1,279 and $1,682, respectively, and unamortized debt issuance costs of $117 and $155, respectively	$692,354	$729,413
2022 Notes, net of unamortized debt discounts of $0 and $79,562, respectively, and unamortized debt issuance costs of $2,374 and $4,771, respectively	1,147,443	1,065,601
Total debt	1,839,797	1,795,014
Less: current debt	(1,222,443)	(1,103,101)
Total debt, noncurrent	$617,354	$691,913

As of January 31, 2022, contractual repayments and maturities of our outstanding debt were as follows (in thousands):

Fiscal Period:
2023	$1,224,817
2024	75,000
2025	75,000
2026	468,750
2027	—
Total	$1,843,567
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
The Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The financial covenant, based on a quarterly financial test, requires Workday not to exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at the election of Workday for a certain period following an Acquisition (as defined in the Credit Agreement). As of January 31, 2022, and 2021, we were in compliance with all covenants.
Term Loan
The Term Loan was funded in two individual tranches. On April 2, 2020, $500 million of the Term Loan was funded, and the remaining $250 million was funded on July 13, 2020. The Term Loan matures on April 2, 2025, and provides for quarterly repayment in installments of the principal amount at a rate of 1.25% of the principal amount per quarter through January 2022, and 2.50% of the principal amount per quarter thereafter. The Term Loan may be prepaid or permanently reduced by Workday without penalty or premium. As of January 31, 2022, the Term Loan had a carrying value of $692 million, of which $75 million was classified as current and $617 million was classified as noncurrent on the Consolidated Balance Sheets. As of January 31, 2021, the Term Loan had a carrying value of $729 million, of which $38 million was classified as current and $692 million was classified as noncurrent on the Consolidated Balance Sheets. As of January 31, 2022, and 2021, the interest rate on the Term Loan was 1.30% and 1.38%, respectively, and the effective interest rate was 1.38% and 1.46%, respectively.
Revolving Credit Facility
The Revolving Credit Facility may be borrowed, repaid, and reborrowed until April 2, 2025, at which time all amounts borrowed must be repaid. We may request, no more than two times during the term of the Credit Agreement, that each revolving lender extend the maturity date for the revolving loans for one year. Additionally, we may request an increase in aggregate revolving commitments of up to $250 million at any time prior to April 2, 2025. The Revolving Credit Facility may be prepaid or permanently reduced by Workday without penalty or premium. As of January 31, 2022, and 2021, there were no outstanding borrowings under the Revolving Credit Facility.

Convertible Senior Notes
2022 Notes
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
The 2022 Notes were convertible at the option of the holders during fiscal 2022 and continue to be convertible through the first quarter of fiscal 2023 since the trigger for early conversion was met. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2022 Notes for more than 20 trading days during the 30 consecutive trading days ended January 31, 2022. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material.
The 2022 Notes are classified as current on the Consolidated Balance Sheets as of January 31, 2022.
As described in Note 2, Accounting Standards and Significant Accounting Policies, we adopted ASU No. 2020-06 effective February 1, 2021, using a modified retrospective method, under which financial results reported in prior periods were not adjusted. Prior to the adoption of the standard, in accounting for the issuance of the 2022 Notes, we separated them into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes. This difference represented a debt discount that was amortized to interest expense over the term of the 2022 Notes using the effective interest rate method. The gross carrying amount of the equity component for the 2022 Notes was $223 million and was included in Additional paid-in capital on the Consolidated Balance Sheets upon issuance. The effective interest rate of the liability component of the 2022 Notes was 4.60%. Additionally, we separated the total issuance costs incurred into liability and equity components in proportion to the allocation of the initial proceeds, resulting in liability issuance costs of $14 million and equity issuance costs of $4 million. Issuance costs attributable to the liability component were amortized on a straight-line basis, which approximated the effective interest rate method, to interest expense over the term of the 2022 Notes. The issuance costs attributable to the equity component were netted against the equity component in Additional paid-in capital.

Upon adoption of ASU No. 2020-06 on February 1, 2021, we recombined the liability and equity components of the 2022 Notes assuming that the instrument was accounted for as a single liability from inception to the date of adoption. We similarly recombined the liability and equity components of the issuance costs. The issuance costs are presented as a deduction from the outstanding principal balance of the 2022 Notes, and are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the term of the 2022 Notes. As of January 31, 2022, the effective interest rate on the 2022 Notes was 0.55%.
2020 Notes
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
The adoption of ASU No. 2020-06 did not impact the accounting for the 2020 Notes since they were converted and repaid prior to the date of adoption.
Notes Hedges
In connection with the issuance of the 2022 Notes and 2020 Notes, we entered into convertible note hedge transactions with respect to our Class A common stock (“Purchased Options”). The Purchased Options are intended to offset potential economic dilution to our Class A common stock upon any conversion of the 2022 Notes and 2020 Notes. The Purchased Options are separate transactions and are not part of the terms of the 2022 Notes or 2020 Notes. The amounts paid for the Purchased Options are included in Additional paid-in capital on the Consolidated Balance Sheets.
The Purchased Options relating to the 2022 Notes give us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2022 Notes, approximately 7.8 million shares of our Class A common stock for $147.10 per share, exercisable upon conversion of the 2022 Notes. The Purchased Options relating to the 2022 Notes will expire on October 1, 2022, if not exercised earlier.
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
Warrants
In connection with the issuance of the 2022 Notes and 2020 Notes, we also entered into warrant transactions to sell warrants (“Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 7.8 million shares over 60 scheduled trading days beginning in January 2023 and 3.1 million shares over 60 scheduled trading days beginning in October 2020 of our Class A common stock at an exercise price of $213.96 and $107.96 per share, respectively. If the Warrants are not exercised on their exercise dates, they will expire. The Warrants will be net share settled, and the resulting number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over the 60 scheduled trading day period beginning on the first expiration date of the Warrants. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share, assuming that we are profitable. The Warrants are separate transactions and are not part of the terms of the 2022 Notes, 2020 Notes, or the Purchased Options. The proceeds from the sale of the Warrants were recorded in Additional paid-in capital on the Consolidated Balance Sheets.
During the third and fourth quarters of fiscal 2021, Warrants related to the 2020 Notes were exercised, and we distributed approximately 1.6 million shares of our Class A common stock to warrant holders primarily utilizing treasury stock. As of January 31, 2021, there were no Warrants outstanding related to the 2020 Notes.

Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt, net of amounts capitalized (in thousands):

	Year Ended January 31,
	2022	2021	2020
Contractual interest expense	$12,525	$15,012	$6,624
Interest cost related to amortization of debt issuance costs	3,584	3,196	3,531
Interest cost related to amortization of debt discount	404	50,497	54,007
Total interest expense	$16,513	$68,705	$64,162
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. As of January 31, 2022, and 2021, operating lease right-of-use assets were $248 million and $414 million, respectively, and operating lease liabilities were $263 million and $443 million, respectively. We have also entered into finance lease agreements for other property and equipment. As of January 31, 2022, and 2021, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Operating lease cost	$93,045	$94,183	$85,154
Short-term lease cost	6,638	14,544	16,260
Variable lease cost	25,743	17,708	17,845
Total operating lease cost	$125,426	$126,435	$119,259
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Cash paid for operating lease liabilities	$91,402	$87,450	$75,029
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	54,846	205,103	365,305
Other information related to our operating leases was as follows:

	As of January 31,
	2022	2021
Weighted average remaining lease term (in years)	5	6
Weighted average discount rate	2.35%	1.73%
As of January 31, 2022, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Period:
2023	$85,578
2024	72,807
2025	56,920
2026	30,665
2027	10,464
Thereafter	32,164
Total lease payments	288,598
Less imputed interest	(25,639)
Total operating lease liabilities	$262,959

As of January 31, 2022, we have additional operating leases, primarily for office space and data centers, that have not yet commenced with total undiscounted lease payments of $9 million. These operating leases will commence in fiscal 2023, with lease terms ranging from two to seven years.
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
Subsequent to the exercise of the Leased Property Purchase Option, the Property was included in Property and equipment, net on the Consolidated Balance Sheets. As of January 31, 2021, operating lease right-of-use assets and operating lease liabilities related to these agreements were $134 million and $146 million, respectively. The total rent expense under these agreements was $2 million, $16 million, and $13 million for fiscal 2022, 2021, and 2020, respectively.
Note 13. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. These obligations consist of agreements to purchase goods and services that are enforceable and legally binding, and specify all significant terms and the approximate timing of the payments. For purchase obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fees.
Future payments under purchase obligations with a remaining term in excess of one year as of January 31, 2022, were as follows (in thousands):

	Third-party hosted infrastructure platform obligations	Other purchase obligations
Fiscal Period:
2023	$42,985	$127,216
2024	48,519	81,550
2025	93,916	68,224
2026	272,663	70,207
2027	120,000	35,512
Thereafter	150,000	74,629
Total	$728,083	$457,338
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of January 31, 2022, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 14. Stockholders’ Equity
Common Stock
As of January 31, 2022, there were 196 million shares of Class A common stock, net of treasury stock, and 55 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class A and Class B shares will convert to a single class of common stock upon the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A common stock and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, and (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). As of January 31, 2022, we had 58 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan. Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of January 31, 2022, 4 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of RSUs to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during fiscal 2022 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2021	13,168	$154.90
RSUs granted	6,205	259.61
RSUs vested	(6,204)	149.83
RSUs forfeited	(1,361)	184.94
Balance as of January 31, 2022	11,808	209.12
The weighted-average grant date fair value of RSUs granted during fiscal 2022, 2021, and 2020 was $259.61, $152.70, and $187.89, respectively. The total fair value of RSUs vested as of the vesting dates during fiscal 2022, 2021, and 2020 was $1.6 billion, $1.1 billion, and $1.2 billion, respectively.
As of January 31, 2022, there was a total of $1.9 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2022, 0.4 million shares of PRSUs were granted to employees below the level of vice president that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs will vest if the individual employee continues to provide service through the vesting date of March 15, 2022. During fiscal 2022, we recognized $65 million in compensation cost related to these PRSUs, and as of January 31, 2022, there was a total of $16 million in unrecognized compensation cost which is expected to be recognized over a weighted-average period of approximately two months.
During fiscal 2021, 0.6 million shares of PRSUs were granted to all employees other than executive management that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2021. We recognized $17 million and $91 million in compensation cost related to these PRSUs during fiscal 2022 and 2021, respectively.

Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during fiscal 2022 is as follows (in millions, except number of shares which are reflected in thousands and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2021	1,260	$13.55	$270
Stock options granted	—	—
Stock options exercised	(860)	10.27
Stock options canceled	(13)	35.61
Balance as of January 31, 2022	387	20.09	90
Vested and expected to vest as of January 31, 2022	386	20.11	90
Exercisable as of January 31, 2022	366	19.21	86
The total grant date fair value of stock options vested during fiscal 2022, 2021, and 2020 was $8 million, $23 million, and $37 million, respectively. The total intrinsic value of stock options exercised during fiscal 2022, 2021, and 2020 was $209 million, $396 million, and $407 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of vested and expected to vest stock options as of January 31, 2022, is approximately two years.
As of January 31, 2022, there was a total of $1 million in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately nine months.
The stock options that are exercisable as of January 31, 2022, have a weighted-average remaining contractual life of approximately two years. The weighted-average remaining contractual life of outstanding stock options as of January 31, 2022, is approximately two years.
Employee Stock Purchase Plan
For fiscal 2022, approximately 1 million shares of Class A common shares were purchased under the ESPP at a weighted-average price of $192.13 per share, resulting in cash proceeds of $144 million.
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year Ended January 31,
	2022	2021	2020
Expected volatility	30.4% - 41.5%	36.9% - 51.0%	36.9% - 41.7%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.04% - 0.10%	0.10% - 1.62%	1.62% - 2.50%
Dividend yield	—%	—%	—%
Grant date fair value per share	$225.70 - $260.86	$146.14 - $191.85	$167.80 - $191.88
Note 15. Unearned Revenue and Performance Obligations
Subscription services revenues of $2.5 billion, $2.2 billion, and $1.8 billion was recognized during fiscal 2022, 2021, and 2020, respectively, that was included in the unearned revenue balances at the beginning of the respective periods. Professional services revenues recognized in the same periods from unearned revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of January 31, 2022, approximately $12.8 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $8.0 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of January 31, 2022, were not material.

Note 16. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Year Ended January 31,
	2022	2021	2020
Interest income	$5,575	$18,788	$41,268
Interest expense (1)	(16,602)	(68,806)	(58,685)
Other (2)	143,659	23,483	37,200
Total other income (expense), net	$132,632	$(26,535)	$19,783
(1)Interest expense includes the contractual interest expense of the Term Loan and Notes, and the related non-cash interest expense attributable to amortization of the debt discounts and debt issuance costs. For further information, see Note 11, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 17. Income Taxes
The components of income (loss) before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Domestic	$309,061	$(140,352)	$(256,772)
Foreign	(292,879)	(134,782)	(225,675)
Income (loss) before provision for (benefit from) income taxes	$16,182	$(275,134)	$(482,447)
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2022	2021	2020
Current:
State	$763	$1,524	$438
Foreign	7,300	9,248	7,707
Total	8,063	10,772	8,145

Deferred:
Federal	(1,953)	(81)	(1,258)
State	(721)	(177)	(2,014)
Foreign	(18,580)	(3,217)	(6,646)
Total	(21,254)	(3,475)	(9,918)
Provision for (benefit from) income taxes	$(13,191)	$7,297	$(1,773)

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following:

	Year Ended January 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Foreign income at other than U.S. rates	321.0%	(13.1)%	(11.2)%
Intercompany transactions	(158.2)%	1.0%	4.6%
Research tax credits	(447.7)%	26.6%	13.1%
State taxes, net of federal benefit	(0.7)%	(0.5)%	(0.1)%
Changes in valuation allowance	558.5%	(56.3)%	(48.3)%
Share-based compensation	(365.4)%	19.0%	21.6%
Permanent difference	4.6%	(0.3)%	(0.7)%
Nontaxable gain on investment	(15.7)%	0.0%	0.9%
Other	1.0%	(0.1)%	(0.5)%
Total	(81.6)%	(2.7)%	0.4%
As a result of our history of net operating losses, the current provision for income taxes primarily relates to state income taxes and the current foreign provision from our profitable foreign entities. The domestic income tax benefit primarily relates to the release of our valuation allowance resulting from business combinations. The foreign deferred income tax benefit primarily relates to the excess of tax benefit from share-based compensation and net operating loss in certain foreign jurisdictions.
Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2022	2021
Deferred tax assets:
Unearned revenue	$16,877	$17,502
Other reserves and accruals	28,629	23,021
Tax attributes carryforward	1,790,396	1,536,758
Property and equipment	23,977	13,093
Share-based compensation	71,191	77,815
Intangibles	422,985	483,752
Operating lease liabilities	60,714	105,564
Other	39,373	40,603
Total deferred tax assets	2,454,142	2,298,108
Valuation allowance	(2,242,901)	(2,083,683)
Deferred tax assets, net of valuation allowance	211,241	214,425
Deferred tax liabilities:
Deferred commissions	(102,682)	(81,125)
Operating lease right-of-use assets	(57,001)	(100,917)
Other	(43,990)	(22,992)
Total deferred tax liabilities	(203,673)	(205,034)
Net deferred tax assets	$7,568	$9,391
We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred tax assets will be realized. In evaluating the need for a valuation allowance, we consider the cumulative losses in recent years as a significant piece of negative evidence that is generally difficult to overcome. As of January 31, 2022, we continue to maintain a full valuation allowance against our U.S. federal, state, and certain foreign jurisdiction deferred tax assets.

As of January 31, 2022, we recorded a valuation allowance of $2.2 billion for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred tax assets increased by $159 million and $180 million during fiscal 2022 and 2021, respectively. The increase in the valuation allowance during fiscal 2022 is mainly due to an increase in deferred tax assets on our net operating losses and research and development credits during the fiscal year.
As of January 31, 2022, we had approximately $4.1 billion of federal, $3.1 billion of state, and $2.6 billion of foreign net operating loss and other tax attributes carryforwards available to offset future taxable income. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2023 and 2042. The federal net operating losses generated in and after fiscal 2018 and the foreign net operating losses and other tax attributes do not expire and may be carried forward indefinitely.
We also had approximately $265 million of federal and $252 million of California research and development tax credit carryforwards as of January 31, 2022. The federal credits expire in varying amounts between fiscal 2023 and 2042. The California research credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law.
We intend to permanently reinvest any future earnings in our foreign operations unless such earnings are subject to U.S. federal income taxes. As of January 31, 2022, we estimate any such hypothetical foreign withholding tax expense to be immaterial to our financial statements.
A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Unrecognized tax benefits at the beginning of the period	$159,862	$143,621	$130,771
Additions for tax positions taken in prior years	572	4,640	309
Reductions for tax positions taken in prior years	(1,030)	(2,347)	—
Additions for tax positions related to the current year	14,918	15,158	13,109
Reductions related to a lapse of applicable statute of limitations	—	(807)	(568)
Reductions related to settlements	(393)	(403)	—
Unrecognized tax benefits at the end of the period	$173,929	$159,862	$143,621
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. We did not accrue any material interest expense or penalties during fiscal 2022, 2021, or 2020.
Of the total amount of unrecognized tax benefits of $174 million, $0.5 million, if recognized, would impact the effective tax rate as of January 31, 2022.
We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state and foreign tax authorities.
Note 18. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, net of treasury stock. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive shares of common stock, including our convertible senior notes, outstanding warrants related to the issuance of the convertible senior notes, and outstanding share-based awards consisting primarily of unvested RSUs and PRSUs, and ESPP obligations.
The net income (loss) per share is allocated based on the contractual participation rights of the Class A common shares and Class B common shares as if the income (loss) for the period had been distributed. As the liquidation and dividend rights are identical, the net income (loss) is allocated on a proportionate basis. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of those shares.
Basic and diluted net loss per share was the same for fiscal 2021 and 2020 as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended January 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$22,556	$6,817	$(210,637)	$(71,794)	$(345,958)	$(134,716)
Denominator:
Weighted-average shares outstanding, basic	189,864	57,385	176,758	60,261	163,513	63,672
Net income (loss) per share, basic	$0.12	$0.12	$(1.19)	$(1.19)	$(2.12)	$(2.12)
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$22,556	$6,817	$(210,637)	$(71,794)	$(345,958)	$(134,716)
Reallocation of net income as a result of conversion of Class B to Class A common stock	6,817	—	—	—	—	—
Reallocation of net income to Class B common stock	—	(182)	—	—	—	—
Net income (loss) for diluted calculation	29,373	6,635	(210,637)	(71,794)	(345,958)	(134,716)
Denominator:
Weighted-average shares outstanding, basic	189,864	57,385	176,758	60,261	163,513	63,672
Conversion of Class B to Class A common stock	57,385	—	—	—	—	—
Dilutive effect of share-based awards	5,549	—	—	—	—	—
Dilutive effect of warrants related to the issuance of convertible senior notes	1,234	—	—	—	—	—
Weighted-average shares outstanding, diluted	254,032	57,385	176,758	60,261	163,513	63,672
Net income (loss) per share, diluted	$0.12	$0.12	$(1.19)	$(1.19)	$(2.12)	$(2.12)
The computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2022	2021	2020
Shares related to outstanding share-based awards	1,436	15,366	18,083
Shares related to the convertible senior notes	7,817	9,205	10,876
Shares subject to warrants related to the issuance of convertible senior notes	—	10,392	10,876
Total	9,253	34,963	39,835
Note 19. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography is generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in thousands):

	Year Ended January 31,
	2022	2021	2020
United States	$3,845,412	$3,249,127	$2,741,427
Other countries	1,293,386	1,068,869	885,779
Total revenues	$5,138,798	$4,317,996	$3,627,206

Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	As of January 31,
	2022	2021
United States	$1,174,371	$1,169,820
Ireland	117,049	143,887
Other countries	79,463	72,839
Total long-lived assets	$1,370,883	$1,386,546
Note 20. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. We match a certain portion of employee contributions up to a fixed maximum per employee. Our contributions to the plan were $46 million, $42 million, and $36 million during fiscal 2022, 2021, and 2020, respectively.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8, and is incorporated herein by reference.
(c) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, despite the fact that the majority of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of the COVID-19 pandemic on the design and operating effectiveness of our internal controls.
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

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
3. Exhibits

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	December 7, 2012	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	February 28, 2022	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	Description of Securities	10-K	001-35680	March 3, 2020	4.3
4.5	2022 Indenture dated September 15, 2017 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	September 15, 2017	4.1
4.6	Supplemental Indenture to the 2022 Indenture dated January 2, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	January 2, 2018	4.4
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2005 Stock Plan, as amended	10-Q	001-35680	June 5, 2013	10.12
10.3†	2012 Equity Incentive Plan, as amended	DEF 14A	001-35680	April 27, 2018	Annex A
10.4†	2012 Equity Incentive Plan Forms of Award Agreements, as amended	10-K	001-35680	March 3, 2020	10.4
10.5†	2012 Employee Stock Purchase Plan, as amended	10-Q	001-35680	December 3, 2018	10.1
10.6†	Adaptive Insights, Inc. 2013 Equity Incentive Plan	S-8	333-226907	August 17, 2018	99.1
10.7†	Adaptive Insights, Inc. 2013 Equity Incentive Plan Forms of Award Agreements	S-8	333-226907	August 17, 2018	99.2
10.8†	Workday, Inc. Change in Control Policy	10-Q	001-35680	May 26, 2021	10.1
10.9†	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006	10-K	001-35680	March 31, 2014	10.9
10.10†	Offer Letter between Robynne Sisco and the Registrant dated August 23, 2012	10-Q	001-35680	June 1, 2016	10.11
10.11†	Offer Letter between Richard Sauer and the Registrant dated April 6, 2019	10-K	001-35680	March 3, 2020	10.11

10.12†	Offer Letter between Luciano G. Fernandez and the Registrant dated August 26, 2020	10-Q	001-35680	August 28, 2020	10.1
10.13†	Offer Letter between Barbara Larson and the Registrant dated June 30, 2014					X
10.14†	Offer Letter between Doug Robinson and the Registrant dated June 3, 2010					X
10.15	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-35680	March 31, 2014	10.11
10.16	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.17	Form of Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.1
10.18	Form of Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.2
10.19	Form of Additional Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.3
10.20	Form of Additional Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.4
10.21	Credit Agreement, dated as of April 2, 2020, among Workday, certain subsidiaries of Workday, Bank of America, N.A., Wells Fargo Bank, National Association, Truist Bank, U.S. Bank National Association and the other L/C Issuers and Lenders party thereto	8-K	001-35680	April 6, 2020	10.1
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

†	Indicates a management contract or compensatory plan.
*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 28th day of February, 2022.

WORKDAY, INC.

/s/ Barbara Larson
Barbara Larson Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barbara Larson or Richard H. Sauer, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aneel Bhusri	Co-Chief Executive Officer	February 28, 2022
Aneel Bhusri	(Principal Executive Officer)

/s/ Luciano Fernandez Gomez	Co-Chief Executive Officer	February 28, 2022
Luciano Fernandez Gomez	(Principal Executive Officer)

/s/ Barbara Larson	Chief Financial Officer	February 28, 2022
Barbara Larson	(Principal Financial and Accounting Officer)

/s/ Thomas F. Bogan	Director	February 28, 2022
Thomas F. Bogan

/s/ Ann-Marie Campbell	Director	February 28, 2022
Ann-Marie Campbell

/s/ Christa Davies	Director	February 28, 2022
Christa Davies

/s/ Lynne M. Doughtie	Director	February 28, 2022
Lynne M. Doughtie

/s/ Carl M. Eschenbach	Director	February 28, 2022
Carl M. Eschenbach

/s/ Michael M. McNamara	Director	February 28, 2022
Michael M. McNamara

/s/ George J. Still, Jr.	Director	February 28, 2022
George J. Still, Jr.

/s/ Lee J. Styslinger III	Director	February 28, 2022
Lee J. Styslinger III

/s/ Jerry Yang	Director	February 28, 2022
Jerry Yang