Form 10-Q
period 2022-04-30
Workday, Inc.
filed 2022-05-26
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of May 24, 2022, there were approximately 199 million shares of the registrant’s Class A common stock, net of treasury stock, and 55 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,776,336	$1,534,273
Marketable securities	3,479,019	2,109,888
Trade and other receivables, net	778,076	1,242,545
Deferred costs	156,806	152,957
Prepaid expenses and other current assets	252,989	174,402
Total current assets	7,443,226	5,214,065
Property and equipment, net	1,186,004	1,123,075
Operating lease right-of-use assets	252,236	247,808
Deferred costs, noncurrent	339,712	341,259
Acquisition-related intangible assets, net	369,387	391,002
Goodwill	2,840,044	2,840,044
Other assets	368,497	341,252
Total assets	$12,799,106	$10,498,505
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$123,361	$55,487
Accrued expenses and other current liabilities	246,939	195,590
Accrued compensation	362,269	402,885
Unearned revenue	2,820,119	3,110,947
Operating lease liabilities	80,573	80,503
Debt, current	1,148,126	1,222,443
Total current liabilities	4,781,387	5,067,855
Debt, noncurrent	2,973,068	617,354
Unearned revenue, noncurrent	59,308	71,533
Operating lease liabilities, noncurrent	182,237	182,456
Other liabilities	22,299	24,225
Total liabilities	8,018,299	5,963,423
Stockholders’ equity:
Common stock	253	251
Additional paid-in capital	7,596,787	7,284,174
Treasury stock	(12,584)	(12,467)
Accumulated other comprehensive income (loss)	43,109	7,709
Accumulated deficit	(2,846,758)	(2,744,585)
Total stockholders’ equity	4,780,807	4,535,082
Total liabilities and stockholders’ equity	$12,799,106	$10,498,505
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenues:
Subscription services	$1,272,076	$1,032,169
Professional services	162,581	142,864
Total revenues	1,434,657	1,175,033
Costs and expenses (1):
Costs of subscription services	232,922	182,208
Costs of professional services	169,899	150,845
Product development	541,509	441,616
Sales and marketing	429,301	326,494
General and administrative	133,869	112,183
Total costs and expenses	1,507,500	1,213,346
Operating income (loss)	(72,843)	(38,313)
Other income (expense), net	(20,163)	(9,051)
Income (loss) before provision for (benefit from) income taxes	(93,006)	(47,364)
Provision for (benefit from) income taxes	9,167	(842)
Net income (loss)	$(102,173)	$(46,522)
Net income (loss) per share, basic and diluted	$(0.41)	$(0.19)
Weighted-average shares used to compute net income (loss) per share, basic and diluted	251,743	243,739

(1) Costs and expenses include share-based compensation expenses as follows:
	Three Months Ended April 30,
	2022	2021
Costs of subscription services	$26,230	$20,717
Costs of professional services	27,584	27,692
Product development	153,304	129,862
Sales and marketing	59,169	50,308
General and administrative	45,219	36,056
Total share-based compensation expenses	$311,506	$264,635
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Net income (loss)	$(102,173)	$(46,522)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(1,922)	218
Net change in unrealized gains (losses) on available-for-sale debt securities	(8,924)	(898)
Net change in unrealized gains (losses) on cash flow hedges	46,246	(4,771)
Other comprehensive income (loss)	35,400	(5,451)
Comprehensive income (loss)	$(66,773)	$(51,973)
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Common stock:
Balance, beginning of period	$251	$242
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	2	4
Balance, end of period	253	246
Additional paid-in capital:
Balance, beginning of period	7,284,174	6,254,936
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	988	(1,361)
Share-based compensation	311,506	264,605
Exercise of convertible senior notes hedges	119	39
Settlement of convertible senior notes	—	(1)
Cumulative effect of accounting changes	—	(219,702)
Balance, end of period	7,596,787	6,298,516
Treasury stock:
Balance, beginning of period	(12,467)	(12,384)
Exercise of convertible senior notes hedges	(117)	(36)
Balance, end of period	(12,584)	(12,420)
Accumulated other comprehensive income (loss):
Balance, beginning of period	7,709	(54,970)
Other comprehensive income (loss)	35,400	(5,451)
Balance, end of period	43,109	(60,421)
Accumulated deficit:
Balance, beginning of period	(2,744,585)	(2,909,990)
Net income (loss)	(102,173)	(46,522)
Cumulative effect of accounting changes	—	136,032
Balance, end of period	(2,846,758)	(2,820,480)
Total stockholders’ equity	$4,780,807	$3,405,441

	Three Months Ended April 30,
	2022	2021
Common stock (in shares):
Balance, beginning of period	251,209	242,667
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	2,470	3,562
Settlement of convertible senior notes	1	—
Purchase of treasury stock from the exercise of convertible senior notes hedges	(1)	—
Other	—	82
Balance, end of period	253,679	246,311
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(102,173)	$(46,522)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	89,846	82,463
Share-based compensation expenses	311,506	264,635
Amortization of deferred costs	39,427	31,614
Non-cash lease expense	22,048	22,230
(Gains) losses on investments	8,080	6,018
Other	709	(1,624)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	462,964	392,119
Deferred costs	(41,729)	(26,270)
Prepaid expenses and other assets	(23,997)	(35,566)
Accounts payable	6,910	(170)
Accrued expenses and other liabilities	(30,873)	(10,920)
Unearned revenue	(303,001)	(225,579)
Net cash provided by (used in) operating activities	439,717	452,428
Cash flows from investing activities:
Purchases of marketable securities	(2,010,619)	(765,395)
Maturities of marketable securities	601,475	857,408
Sales of marketable securities	5,130	12,457
Owned real estate projects	(20)	(171,423)
Capital expenditures, excluding owned real estate projects	(58,750)	(69,796)
Business combinations, net of cash acquired	—	(679,220)
Purchases of non-marketable equity and other investments	(15,023)	(45,767)
Sales and maturities of non-marketable equity and other investments	7,066	25
Other	—	(5)
Net cash provided by (used in) investing activities	(1,470,741)	(861,716)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt discount	2,978,077	—
Repayments and extinguishment of debt	(693,953)	(9,426)
Payments for debt issuance costs	(7,220)	—
Proceeds from issuance of common stock from employee equity plans, net of taxes paid for shares withheld	990	(1,357)
Other	(192)	(225)
Net cash provided by (used in) financing activities	2,277,702	(11,008)
Effect of exchange rate changes	(685)	186
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,245,993	(420,110)
Cash, cash equivalents, and restricted cash at the beginning of period	1,540,745	1,387,921
Cash, cash equivalents, and restricted cash at the end of period	$2,786,738	$967,811
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended April 30,
	2022	2021
Supplemental cash flow data:
Cash paid for interest	$2,941	$4,638
Cash paid for income taxes, net of refunds	4,496	4,493
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	119,007	78,468

	As of April 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$2,776,336	$959,358
Restricted cash included in Prepaid expenses and other current assets	10,402	7,755
Restricted cash included in Other assets	—	698
Total cash, cash equivalents, and restricted cash	$2,786,738	$967,811
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2022, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on February 28, 2022.
Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. For revenue recognition, examples of significant estimates, judgements, and assumptions include the identification of distinct performance obligations and the assessment of the standalone selling price for each performance obligation identified. Other significant estimates, judgements, and assumptions include, but are not limited to, the determination of the period of benefit for deferred commissions, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, and the valuation of non-marketable equity investments. Actual results could differ from those estimates, judgements, and assumptions, and such differences could be material to our condensed consolidated financial statements.
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. For the three months ended April 30, 2022, our CODM was our Co-Chief Executive Officer and Chairman, Aneel Bhusri, and our Co-Chief Executive Officer, Chano Fernandez. Our CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.

Note 2. Significant Accounting Policies and Accounting Standards
Significant Accounting Policies
There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, and trade and other receivables. Our deposits exceed federally insured limits.
No customer individually accounted for more than 10% of trade and other receivables, net as of April 30, 2022, or January 31, 2022. No customer individually accounted for more than 10% of total revenues during the three months ended April 30, 2022, or 2021.
Other than the United States, no country individually accounted for more than 10% of total revenues during the three months ended April 30, 2022, or 2021.
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
Recently Adopted Accounting Pronouncements
ASU No. 2021-08
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Prior to the adoption of the new standard, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. We early adopted ASU No. 2021-08 on a prospective basis effective February 1, 2022. The adoption had no impact on our condensed consolidated financial statements during the three months ended April 30, 2022, and any financial impact will be dependent on the magnitude and nature of future business combinations.
Note 3. Investments
Debt Securities
As of April 30, 2022, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,184,775	$6	$(4,015)	$2,180,766
U.S. agency obligations	606,874	1	(2,825)	604,050
Corporate bonds	523,658	1	(6,718)	516,941
Commercial paper	1,941,286	—	(72)	1,941,214
Total debt securities	$5,256,593	$8	$(13,630)	$5,242,971
Included in Cash and cash equivalents	$1,866,271	$6	$(32)	$1,866,245
Included in Marketable securities	$3,390,322	$2	$(13,598)	$3,376,726

As of January 31, 2022, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$843,627	$5	$(1,720)	$841,912
U.S. agency obligations	232,093	—	(1,168)	230,925
Corporate bonds	490,867	—	(1,815)	489,052
Commercial paper	969,204	—	—	969,204
Total debt securities	$2,535,791	$5	$(4,703)	$2,531,093
Included in Cash and cash equivalents	$525,524	$—	$(1)	$525,523
Included in Marketable securities	$2,010,267	$5	$(4,702)	$2,005,570
We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all debt securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets on the Condensed Consolidated Balance Sheets. Debt securities included in Marketable securities on the Condensed Consolidated Balance Sheets consist of securities with original maturities at the time of purchase greater than three months, and the remaining securities are included in Cash and cash equivalents.
No debt securities held as of April 30, 2022, and January 31, 2022, were in a continuous unrealized loss position for greater than 12 months, and we did not recognize any credit losses related to our debt securities during the periods presented.
We did not have any sales of debt securities during the three months ended April 30, 2022. We sold $10 million of debt securities during the three months ended April 30, 2021, and the realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2022	January 31, 2022
Money market funds	Cash and cash equivalents	$604,004	$607,640
Non-marketable equity investments measured using the measurement alternative	Other assets	257,586	256,643
Marketable equity investments	Marketable securities	102,293	104,318
Total equity investments		$963,883	$968,601
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended April 30,
	2022	2021
Net realized gains (losses) recognized on equity investments sold (1)	$1,059	$(1,751)
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	(8,488)	(4,298)
Total net gains (losses) recognized in Other income (expense), net	$(7,429)	$(6,049)
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
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. The carrying values for our non-marketable equity investments are summarized below (in thousands):

	April 30, 2022	January 31, 2022
Total initial cost	$204,717	$192,694
Cumulative net unrealized gains (losses)	52,869	63,949
Carrying value	$257,586	$256,643

During the three months ended April 30, 2022, we recorded upward adjustments to the carrying value of non-marketable equity investments of $3 million and impairment losses of $14 million. During the three months ended April 30, 2021, we recorded upward adjustments to the carrying value of these investments of $8 million and impairment losses of $2 million.
Marketable Equity Investments
We hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. The carrying values for our marketable equity investments are summarized below (in thousands):

	April 30, 2022	January 31, 2022
Total initial cost	$38,936	$40,739
Cumulative net unrealized gains (losses)	63,357	63,579
Carrying value	$102,293	$104,318
During the three months ended April 30, 2022, we sold marketable equity investments for proceeds of $5 million with a corresponding realized gain of $1 million. During the three months ended April 30, 2021, we sold marketable equity investments for proceeds of $2 million with a corresponding realized loss of $2 million.
During the three months ended April 30, 2022, and 2021, we recorded unrealized gains on marketable equity investments of $3 million and unrealized losses of $7 million, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of April 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,180,766	$—	$—	$2,180,766
U.S. agency obligations	—	604,050	—	604,050
Corporate bonds	—	516,941	—	516,941
Commercial paper	—	1,941,214	—	1,941,214
Money market funds	604,004	—	—	604,004
Marketable equity investments	102,293	—	—	102,293
Foreign currency derivative assets	—	94,742	—	94,742
Total assets	$2,887,063	$3,156,947	$—	$6,044,010
Foreign currency derivative liabilities	$—	$24,703	$—	$24,703
Total liabilities	$—	$24,703	$—	$24,703

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
Fair Value Measurements of Other Financial Instruments
We carry our debt at face value less unamortized debt discount and issuance costs on our Condensed Consolidated Balance Sheets and present the fair value for disclosure purposes only. All of our debt obligations are categorized as Level 2 financial instruments. For further information on the fair values of our debt and the inputs used in the calculations, see Note 10, Debt.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $497 million and $494 million as of April 30, 2022, and January 31, 2022, respectively. Amortization expense for the deferred costs was $39 million and $32 million for the three months ended April 30, 2022, and 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Computers, equipment, and software	$1,174,084	$1,071,141
Buildings	708,149	691,896
Leasehold improvements	165,113	158,037
Land and land improvements	80,553	80,553
Furniture, fixtures, and transportation equipment	81,626	79,723
Property and equipment, gross	2,209,525	2,081,350
Less accumulated depreciation and amortization	(1,023,521)	(958,275)
Property and equipment, net	$1,186,004	$1,123,075
Depreciation expense totaled $67 million and $63 million for the three months ended April 30, 2022, and 2021, respectively.

Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Developed technology	$346,300	$346,300
Customer relationships	311,100	311,100
Trade name	12,500	12,500
Backlog	15,000	15,000
Acquisition-related intangible assets, gross	684,900	684,900
Less accumulated amortization	(315,513)	(293,898)
Acquisition-related intangible assets, net	$369,387	$391,002
Amortization expense related to acquisition-related intangible assets was $22 million and $18 million for the three months ended April 30, 2022, and 2021, respectively.
As of April 30, 2022, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in thousands):

Fiscal Period:
Remainder of 2023	$63,921
2024	74,319
2025	61,663
2026	55,748
2027	31,177
Thereafter	82,559
Total	$369,387
Note 8. Other Assets
Other noncurrent assets consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Non-marketable equity and other investments	$260,553	$256,759
Derivative assets	41,757	16,618
Prepayments for goods and services	24,028	25,927
Technology patents and other intangible assets, net	21,918	22,792
Net deferred tax assets	10,924	11,642
Deposits	6,352	6,701
Other	2,965	813
Total other assets	$368,497	$341,252
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of April 30, 2022, the future estimated amortization expense was as follows (in thousands):

Fiscal Period:
Remainder of 2023	$2,535
2024	3,102
2025	2,622
2026	2,357
2027	2,077
Thereafter	9,225
Total	$21,918

Note 9. Derivative Instruments
We conduct business on a global basis in multiple foreign currencies, subjecting Workday to foreign currency exchange risk. To mitigate this risk, we utilize derivative hedging contracts as described below. We do not enter into any derivatives for trading or speculative purposes.
Our foreign currency contracts are classified within Level 2 of the fair value hierarchy because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
Cash Flow Hedges
We enter into foreign currency forward contracts to hedge a portion of our forecasted revenue and expense transactions (“cash flow hedges”). We designate these forward contracts as cash flow hedging instruments since the accounting criteria for such designation have been met.
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of April 30, 2022, we estimate that $5 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.
As of April 30, 2022, and January 31, 2022, the notional values of the forward contracts designated as cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $1.5 billion and $1.4 billion, respectively. The notional values of the forward contracts designated as cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $300 million and $355 million as of April 30, 2022, and January 31, 2022, respectively. All contracts had maturities of less than 47 months.
Non-Designated Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities (“non-designated hedges”). These forward contracts are intended to offset foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the Condensed Consolidated Balance Sheets at fair value. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of these forward contracts are recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations. Cash flows from such forward contracts are classified as operating activities.
As of April 30, 2022, and January 31, 2022, the notional values of the forward contracts not designated as hedges that we held to buy U.S. dollars in exchange for other currencies were $100 million and $217 million, respectively, and the notional values of the forward contracts not designated as hedges that we held to sell U.S. dollars in exchange for other currencies were $14 million and $8 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2022	January 31, 2022
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$50,316	$21,337
Cash flow hedges	Other assets	41,757	16,618
Non-designated hedges	Prepaid expenses and other current assets	2,669	1,076
Non-designated hedges	Other assets	—	—
Total derivative assets		$94,742	$39,031
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$20,800	$7,512
Cash flow hedges	Other liabilities	3,261	5,175
Non-designated hedges	Accrued expenses and other current liabilities	595	336
Non-designated hedges	Other liabilities	47	16
Total derivative liabilities		$24,703	$13,039

The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended April 30,
	2022		2021
	Revenues	Costs and Expenses	Revenues	Costs and Expenses
Total	$1,434,657	$1,507,500	$1,175,033	$1,213,346
Gains (losses) related to cash flow hedges	(1,157)	(829)	518	—
Gains (losses) associated with cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended April 30,
		2022	2021
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$44,260	$(4,253)
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	(1,157)	518
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	(829)	—
Gains (losses) associated with non-designated as hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
		2022	2021
Gains (losses) related to non-designated hedges	Other income (expense), net	$3,966	$(192)
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
As of April 30, 2022, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$15,150	$—	$15,150	$(3,146)	$—	$12,004
Counterparty B	23,381	—	23,381	(14,665)	—	8,716
Counterparty C	16,943	—	16,943	(5,163)	—	11,780
Counterparty D	33,691	—	33,691	(1,712)	—	31,979
Counterparty E	5,577	—	5,577	(17)	—	5,560
Total	$94,742	$—	$94,742	$(24,703)	$—	$70,039

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$3,146	$—	$3,146	$(3,146)	$—	$—
Counterparty B	14,665	—	14,665	(14,665)	—	—
Counterparty C	5,163	—	5,163	(5,163)	—	—
Counterparty D	1,712	—	1,712	(1,712)	—	—
Counterparty E	17	—	17	(17)	—	—
Total	$24,703	$—	$24,703	$(24,703)	$—	$—
Note 10. Debt
Outstanding debt consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
2022 Notes	$1,149,613	$1,149,817
2027 Notes	1,000,000	—
2029 Notes	750,000	—
2032 Notes	1,250,000	—
Term loan under the 2020 Credit Agreement	—	693,750
Total principal amount	4,149,613	1,843,567
Less: unamortized debt discount and issuance costs	(28,419)	(3,770)
Net carrying amount	4,121,194	1,839,797
Less: debt, current	(1,148,126)	(1,222,443)
Debt, noncurrent	$2,973,068	$617,354
As of April 30, 2022, the future principal payments for the outstanding debt were as follows (in thousands):

Fiscal Period:
Remainder of 2023	$1,149,613
2024	—
2025	—
2026	—
2027	—
Thereafter	3,000,000
Total	$4,149,613
Senior Notes
In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027 (“2027 Notes”), $750 million aggregate principal amount of 3.700% notes due April 1, 2029 (“2029 Notes”), and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032 (“2032 Notes,” and together with the 2027 Notes and the 2029 Notes, “Senior Notes”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2022.
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of April 30, 2022, we were in compliance with all covenants associated with the Senior Notes.

We incurred debt discount and issuance costs of approximately $27 million in connection with the Senior Notes offering, which were allocated on a pro rata basis to the 2027 Notes, 2029 Notes, and 2032 Notes. The debt discounts and issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, to interest expense over the contractual term of each arrangement. The effective interest rates on the 2027 Notes, 2029 Notes, and 2032 Notes, which are calculated as the contractual interest rates adjusted for the debt discount and issuance costs, are 3.67%, 3.82%, and 3.90%, respectively.
As of April 30, 2022, the total estimated fair value of the Senior Notes was $2.9 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
Credit Agreement
In April 2022, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. The 2022 Credit Agreement replaced our prior credit agreement entered into in April 2020 (“2020 Credit Agreement”) which provided for a term loan facility in an aggregate original principal amount of $750 million and a revolving credit facility in an aggregate principal amount of $750 million. Concurrently with entering into the 2022 Credit Agreement, we paid off the remaining principal balance of $694 million on the term loan under the 2020 Credit Agreement and terminated the revolving credit facility under the 2020 Credit Agreement which had no outstanding balance. The modification to our revolving credit facility and extinguishment of the term loan under the 2020 Credit Agreement did not have a material impact to our Condensed Consolidated Statements of Operations for the three months ended April 30, 2022.
As of April 30, 2022, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) rate plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.
The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of April 30, 2022, we were in compliance with all covenants.
Convertible Senior Notes
In September 2017, we issued 0.25% convertible senior notes due October 1, 2022, with a principal amount of $1.15 billion (“2022 Notes”). The 2022 Notes are unsecured, unsubordinated obligations, and interest is payable in cash in arrears at a fixed rate of 0.25% on April 1 and October 1 of each year. The 2022 Notes mature on October 1, 2022, unless repurchased or converted in accordance with their terms prior to such date. We cannot redeem the 2022 Notes prior to maturity.
The terms of the 2022 Notes are governed by an Indenture by and between us and Computershare Trust Company, as Trustee and successor to Wells Fargo Bank, National Association. Upon conversion, holders of the 2022 Notes will receive cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election.
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
The 2022 Notes were convertible at the option of the holders during the first quarter of fiscal 2023 and continue to be convertible in the second quarter of fiscal 2023 since the trigger for early conversion was met. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the 2022 Notes for more than 20 trading days during the 30 consecutive trading days ended April 30, 2022. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material.
The 2022 Notes are classified as current on the Condensed Consolidated Balance Sheets as of April 30, 2022, and January 31, 2022. The effective interest rate on the 2022 Notes is 0.56%. As of April 30, 2022, and January 31, 2022, the estimated fair value of the 2022 Notes was $1.7 billion and $1.9 billion, respectively. The estimated fair value of the 2022 Notes, which we have classified as a Level 2 financial instrument, was determined based on the quoted bid price in an over-the-counter market on the last trading day of each applicable reporting period.
Notes Hedges
In connection with the issuance of the 2022 Notes, we entered into convertible note hedge transactions (“Purchased Options”) which give us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2022 Notes, approximately 7.8 million shares of our Class A common stock for $147.10 per share. The Purchased Options are exercisable upon conversion of the 2022 Notes and will expire on October 1, 2022, if not exercised earlier. They are intended to offset potential economic dilution to our Class A common stock upon any conversion of the 2022 Notes. The Purchased Options are separate transactions and are not part of the terms of the 2022 Notes. The amounts paid for the Purchased Options were recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets.
Warrants
In connection with the issuance of the 2022 Notes, we also entered into warrant transactions to sell warrants (“Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 7.8 million shares over 60 scheduled trading days beginning in January 2023 of our Class A common stock at an exercise price of $213.96 per share. If the Warrants are not exercised on their exercise dates, they will expire. The Warrants will be net share settled, and the resulting number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over the 60 scheduled trading day period beginning on the first expiration date of the Warrants. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share, assuming that we are profitable. The Warrants are separate transactions and are not part of the terms of the 2022 Notes or the Purchased Options. The proceeds from the sale of the Warrants were recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Three Months Ended April 30,
	2022	2021
Contractual interest expense	$11,385	$3,148
Interest cost related to amortization and write-off of debt discount and issuance costs	2,601	997
Total interest expense	$13,986	$4,145

Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $252 million and $248 million as of April 30, 2022, and January 31, 2022, respectively, and operating lease liabilities were $263 million as of both April 30, 2022, and January 31, 2022. We have also entered into finance lease agreements for other property and equipment. As of April 30, 2022, and January 31, 2022, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Operating lease cost	$23,644	$24,273
Short-term lease cost	1,225	2,178
Variable lease cost	9,773	5,121
Total operating lease cost	$34,642	$31,572
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Cash paid for operating lease liabilities	$25,658	$26,622
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	28,581	21,501
Other information related to our operating leases was as follows:

	April 30, 2022	January 31, 2022
Weighted average remaining lease term (in years)	5	5
Weighted average discount rate	2.42%	2.35%
As of April 30, 2022, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Period:
Remainder of 2023	$64,149
2024	78,891
2025	61,901
2026	35,127
2027	14,748
Thereafter	33,191
Total lease payments	288,007
Less imputed interest	(25,197)
Total operating lease liabilities	$262,810
As of April 30, 2022, we have additional operating leases for office space and data centers that had not yet commenced with total undiscounted lease payments of $12 million. These operating leases will commence in fiscal 2023, with lease terms ranging from five to seven years.
Note 12. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the three months ended April 30, 2022, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of April 30, 2022, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Stockholders’ Equity
Common Stock
As of April 30, 2022, there were 199 million shares of Class A common stock, net of treasury stock, and 55 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
Our 2012 Equity Incentive Plan (“EIP”) serves as the successor to our 2005 Stock Plan (together with the EIP, the “Stock Plans”). As of April 30, 2022, we had 52 million shares of Class A common stock available for future grants.
We also have a 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares on March 31, 2022. As of April 30, 2022, 6 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the three months ended April 30, 2022, is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	11,808	$209.12
RSUs granted	6,114	221.96
RSUs vested	(2,014)	209.16
RSUs forfeited	(398)	198.14
Balance as of April 30, 2022	15,510	214.46
As of April 30, 2022, there was a total of $2.6 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2022, 0.4 million shares of performance-based restricted stock units (“PRSUs”) were granted to employees below the level of vice president that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2022. During the three months ended April 30, 2022, we recognized $16 million in compensation cost related to these PRSUs. We will not continue our company-wide PRSU program in fiscal 2023.

Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during the three months ended April 30, 2022, is as follows (in millions, except number of shares which are reflected in thousands and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2022	387	$20.09	$90
Stock options exercised	(112)	10.50
Stock options canceled	(14)	32.58
Balance as of April 30, 2022	261	23.53	48
Vested and expected to vest as of April 30, 2022	261	23.62	48
Exercisable as of April 30, 2022	260	23.56	48
As of April 30, 2022, unrecognized compensation cost related to unvested stock options was not material.
Note 14. Unearned Revenue and Performance Obligations
Subscription services revenues of $1.1 billion and $930 million were recognized during the three months ended April 30, 2022, and 2021, respectively, that were included in the unearned revenue balances as of January 31, 2022, and 2021, respectively. Professional services revenues recognized in the same periods from unearned revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2022, approximately $12.7 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $8.0 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of April 30, 2022, were not material.
Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,
	2022	2021
Interest income	$4,007	$2,003
Interest expense (1)	(14,018)	(4,177)
Other (2)	(10,152)	(6,877)
Total other income (expense), net	$(20,163)	$(9,051)
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discounts and issuance costs. For further information, see Note 10, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 16. Income Taxes
We reported an income tax provision of $9 million and an income tax benefit of $1 million for the three months ended April 30, 2022, and 2021, respectively. The income tax provision for the three months ended April 30, 2022, was primarily attributable to a taxable gain recognized from an intercompany sale of intellectual property, income tax expenses in profitable foreign jurisdictions, and an increase in state taxes due to capitalized research and development expenditures. The income tax benefit for the three months ended April 30, 2021, was primarily attributable to excess tax benefit from stock option deductions in foreign jurisdictions.
The 2017 Tax Cuts and Jobs Act requires research and development expenditures incurred for the tax year beginning after December 31, 2021, to be capitalized and amortized ratably over five years for domestic research and fifteen years for international research. The mandatory capitalization requirement has no material impact to our fiscal 2023 income tax provision due to our tax attributes carryover and full valuation allowance position.

We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of April 30, 2022, we continue to maintain a full valuation allowance on our deferred tax assets except in certain jurisdictions.
Note 17. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, net of treasury stock. Diluted net loss per share is computed by giving effect to all potentially dilutive shares of common stock, including our convertible senior notes, outstanding warrants related to the issuance of the convertible senior notes, and outstanding share-based awards consisting primarily of unvested RSUs and ESPP obligations.
The net loss per share is allocated based on the contractual participation rights of the Class A common shares and Class B common shares as if the loss for the period had been distributed. As the liquidation and dividend rights are identical, the net loss is allocated on a proportionate basis.
Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2022		2021
	Class A	Class B	Class A	Class B
Net loss per share, basic and diluted:
Numerator:
Net loss	$(79,738)	$(22,435)	$(35,385)	$(11,137)
Denominator:
Weighted-average shares outstanding	196,466	55,277	185,397	58,342
Net loss per share, basic and diluted	$(0.41)	$(0.41)	$(0.19)	$(0.19)
The computation of diluted net loss per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2022	2021
Shares related to outstanding share-based awards	13,654	14,757
Shares related to the convertible senior notes	7,816	7,817
Shares subject to warrants related to the issuance of convertible senior notes	7,818	7,818
Total	29,288	30,392

Note 18. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended April 30,
	2022	2021
United States	$1,075,045	$883,441
Other countries	359,612	291,592
Total revenues	$1,434,657	$1,175,033
Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	April 30, 2022	January 31, 2022
United States	$1,231,597	$1,174,371
Ireland	125,655	117,049
Other countries	80,988	79,463
Total long-lived assets	$1,438,240	$1,370,883

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, beliefs, and projections about future events, conditions, and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict and many of which are outside of our control, including those arising from the impact of the coronavirus pandemic (“COVID-19 pandemic”) and Russia-Ukraine conflict, as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report.
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

We regularly evaluate acquisition and investment opportunities in complementary businesses, employee teams, services, technologies, and intellectual property rights in an effort to expand our product and service offerings. For example, in fiscal 2022, we acquired Peakon ApS, a continuous listening platform that captures real-time employee sentiment, Zimit, a configure, price, quote solution built for services industries, and VNDLY, a cloud-based external workforce and vendor management technology. We expect to continue making such acquisitions and investments in the future. While we remain focused on improving operating margin, these acquisitions and investments will increase our costs on an absolute basis in the near term. Many of these investments will occur in advance of experiencing any direct benefit from them and could make it difficult to determine if we are allocating our resources efficiently.
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
Impact of the COVID-19 Pandemic and Current Economic Conditions
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. In addition, the Russian invasion of Ukraine in early fiscal 2023 has led to further economic disruption. While we do not operate in Russia and while our extended workforce in Ukraine is not a material part of our workforce, the conflict has increased inflationary cost pressures and supply chain constraints which have negatively impacted the global economy. In response to the concerns over inflation risk, the U.S. Federal Reserve began to raise interest rates in March 2022 for the first time in over three years, and signaled they expect additional rate increases throughout the year.
Despite the continuing uncertainty associated with the COVID-19 pandemic, Russia-Ukraine conflict, and other macroeconomic events, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers continue to embark on their human resources and finance digital transformation journeys. Demand for our products remains strong, and we continue to achieve solid new subscription bookings.
At the beginning of the COVID-19 pandemic, we temporarily closed the majority of our offices; required most of our employees to work remotely; implemented travel restrictions; and postponed certain of our customer, industry, implementation partner, analyst, investor, and employee events and converted others to virtual-only experiences. As of April 30, 2022, most of our offices have reopened and we have begun permitting travel and in-person events in accordance with applicable regional guidance. We continue to prioritize employee and community health and safety.
Our near-term revenues are relatively predictable as a result of our subscription-based business model. However, if the economic uncertainty increases, we may experience a negative impact on new business, customer renewals, sales and marketing efforts, revenue growth rates, customer deployments, customer collections, product development, or other financial metrics, similar to what we experienced at the onset of the pandemic. Any of these factors could harm our business, financial condition, and operating results. For further discussion of the potential impacts of the COVID-19 pandemic, Russia-Ukraine conflict, and other macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.

Financial Results Overview
The following table provides an overview of our key metrics (in thousands, except percentages and headcount data):

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
Total revenues	$1,434,657	$1,175,033	$259,624	22%
Subscription services revenues	$1,272,076	$1,032,169	$239,907	23%

GAAP operating income (loss)	$(72,843)	$(38,313)	$(34,530)	90%
Non-GAAP operating income (1)	$288,558	$288,513	$45	0%

GAAP operating margin	(5.1)%	(3.3)%		(2)%
Non-GAAP operating margin (1)	20.1%	24.6%		(5)%

Operating cash flows	$439,717	$452,428	$(12,711)	(3)%

	As of April 30,
	2022	2021	$ Change	% Change
Total subscription revenue backlog	$12,653,639	$10,081,579	$2,572,060	26%
24-month subscription revenue backlog	$7,968,631	$6,592,715	$1,375,916	21%

Cash, cash equivalents, and marketable securities	$6,255,355	$2,994,529	$3,260,826	109%

Headcount	15,932	13,119	2,813	21%
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
Subscription services revenues accounted for 89% of our total revenues for the three months ended April 30, 2022, and represented 96% of our total unearned revenue as of April 30, 2022. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three months ended April 30, 2022, and 2021, were as follows (in thousands, except percentages):

	Three Months Ended April 30,
	2022	2021	% Change
Subscription services	$1,272,076	$1,032,169	23%
Professional services	162,581	142,864	14%
Total revenues	$1,434,657	$1,175,033	22%
Total revenues were $1.4 billion for the three months ended April 30, 2022, compared to $1.2 billion for the prior year period, an increase of $260 million, or 22%. Subscription services revenues were $1.3 billion for the three months ended April 30, 2022, compared to $1.0 billion for the prior year period, an increase of $240 million, or 23%. The increase in subscription services revenues was primarily due to an increased number of customer contracts and strong customer renewals, with gross retention over 95%. Professional services revenues were $163 million for the three months ended April 30, 2022, compared to $143 million for the prior year period, an increase of $20 million, or 14%. The increase in professional services revenues was primarily due to Workday performing deployment and integration services for a greater number of customers.

Subscription Revenue Backlog
Our total subscription revenue backlog for the three months ended April 30, 2022, was $12.7 billion, with $8.0 billion expected to be recognized in revenues over the next 24 months. For the three months ended April 30, 2021, our total subscription revenue backlog was $10.1 billion, with $6.6 billion expected to be recognized in revenues over the next 24 months. The increase in subscription revenue backlog was primarily driven by the addition of new customers, expansion of our product offerings with existing customers, and the timing of renewals.
Operating Expenses
GAAP operating expenses were $1.5 billion for the three months ended April 30, 2022, compared to $1.2 billion for the prior year period, an increase of $294 million, or 24%. The increase in GAAP operating expenses included $208 million in employee-related expenses due to higher headcount, additional share-based compensation, and a new performance-based cash bonus program for all employees not covered under an existing incentive plan of $32 million. Additionally, there were increases of $22 million in facilities and IT-related expenses, $16 million in third-party expenses for hardware maintenance and data center capacity, $15 million in travel expenses, and $14 million related to marketing programs.
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
Non-GAAP operating expenses were $1.1 billion for the three months ended April 30, 2022, compared to $887 million for the prior year period, an increase of $260 million, or 29%. The increase in non-GAAP operating expenses included $177 million in employee-related expenses due to higher headcount and a new performance-based cash bonus program for all employees not covered under an existing incentive plan of $32 million. Additionally, there were increases of $22 million in facilities and IT-related expenses, $16 million in third-party expenses for hardware maintenance and data center capacity, $15 million in travel expenses, and $14 million related to marketing programs.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended April 30, 2022
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$232,922	$(26,230)	$(16,326)	$190,366
Costs of professional services	169,899	(27,584)	(3,899)	138,416
Product development	541,509	(153,304)	(13,011)	375,194
Sales and marketing	429,301	(59,169)	(14,046)	356,086
General and administrative	133,869	(45,219)	(2,613)	86,037
Total costs and expenses	$1,507,500	$(311,506)	$(49,895)	$1,146,099

	Three Months Ended April 30, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$182,208	$(20,717)	$(14,204)	$147,287
Costs of professional services	150,845	(27,692)	(6,953)	116,200
Product development	441,616	(129,862)	(19,542)	292,212
Sales and marketing	326,494	(50,308)	(17,106)	259,080
General and administrative	112,183	(36,056)	(4,386)	71,741
Total costs and expenses	$1,213,346	$(264,635)	$(62,191)	$886,520

(1)Other operating expenses include employer payroll tax-related items on employee stock transactions of $28 million and $44 million for the three months ended April 30, 2022, and 2021, respectively. In addition, other operating expenses include amortization of acquisition-related intangible assets of $22 million and $18 million for the three months ended April 30, 2022, and 2021, respectively.
(2)See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $233 million for the three months ended April 30, 2022, compared to $182 million for the prior year period, an increase of $51 million, or 28%. The increase in costs of subscription services included increases of $26 million in employee-related expenses, including share-based compensation, due to higher headcount, $12 million in third-party expenses for hardware maintenance and data center capacity, and $4 million in depreciation expense related to equipment in our data centers.
Non-GAAP operating expenses in costs of subscription services were $190 million for the three months ended April 30, 2022, compared to $147 million for the prior year period, an increase of $43 million, or 29%. The increase in costs of subscription services included increases of $21 million in employee-related expenses due to higher headcount, $12 million in third-party expenses for hardware maintenance and data center capacity, and $4 million in depreciation expense related to equipment in our data centers.
We expect GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
GAAP operating expenses in costs of professional services were $170 million for the three months ended April 30, 2022, compared to $151 million for the prior year period, an increase of $19 million, or 13%. The increase in costs of professional services included increases of $12 million in employee-related expenses, including share-based compensation, due to higher headcount and $4 million in professional services and subcontractor expenses.
Non-GAAP operating expenses in costs of professional services were $138 million for the three months ended April 30, 2022, compared to $116 million for the prior year period, an increase of $22 million, or 19%. The increase in costs of professional services included increases of $15 million in employee-related expenses due to higher headcount and $4 million in professional services and subcontractor expenses.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.
Product Development
GAAP operating expenses in product development were $542 million for the three months ended April 30, 2022, compared to $442 million for the prior year period, an increase of $100 million, or 23%. The increase in product development expenses was primarily due to an increase of $86 million in employee-related expenses, including share-based compensation, due to higher headcount.
Non-GAAP operating expenses in product development were $375 million for the three months ended April 30, 2022, compared to $292 million for the prior year period, an increase of $83 million, or 28%. The increase in product development expenses was primarily due to an increase of $69 million in employee-related expenses due to higher headcount.
We expect GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $429 million for the three months ended April 30, 2022, compared to $326 million for the prior year period, an increase of $103 million, or 31%. The increase in sales and marketing expenses included increases of $69 million in employee-related expenses, including share-based compensation, due to higher headcount, $14 million related to marketing programs, and $10 million in travel expenses.
Non-GAAP operating expenses in sales and marketing were $356 million for the three months ended April 30, 2022, compared to $259 million for the prior year period, an increase of $97 million, or 37%. The increase in sales and marketing expenses included increases of $64 million in employee-related expenses due to higher headcount, $14 million related to marketing programs, and $10 million in travel expenses.

We expect GAAP and non-GAAP sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
GAAP operating expenses in general and administrative were $134 million for the three months ended April 30, 2022, compared to $112 million for the prior year period, an increase of $22 million, or 19%. The increase in general and administrative expenses included increases of $15 million in employee-related expenses, including share-based compensation, due to higher headcount and $2 million in travel expenses.
Non-GAAP operating expenses in general and administrative were $86 million for the three months ended April 30, 2022, compared to $72 million for the prior year period, an increase of $14 million, or 20%. The increase in general and administrative expenses included increases of $8 million in employee-related expenses due to higher headcount and $2 million in travel expenses.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margin
GAAP operating margin declined from (3.3)% for the three months ended April 30, 2021, to (5.1)% for the three months ended April 30, 2022, primarily due to increases in higher headcount, the rollout of a performance-based cash bonus program to all employees not covered under an existing incentive plan, a return to travel and in-person events, and other growth investments made across the business, offset by higher revenues.
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
Non-GAAP operating margin declined from 24.6% for the three months ended April 30, 2021, to 20.1% for the three months ended April 30, 2022, primarily due to increases in higher headcount, the rollout of a performance-based cash bonus program to all employees not covered under an existing incentive plan, a return to travel and in-person events, and other growth investments made across the business, offset by higher revenues.
Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in thousands, except percentages):

	Three Months Ended April 30, 2022
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(72,843)	$311,506	$49,895	$288,558
Operating margin	(5.1)%	21.7%	3.5%	20.1%

	Three Months Ended April 30, 2021
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(38,313)	$264,635	$62,191	$288,513
Operating margin	(3.3)%	22.5%	5.4%	24.6%
(1)See “Non-GAAP Financial Measures” below for further information.

Other Income (Expense), Net
We had other expense, net of $20 million for the three months ended April 30, 2022, as compared to other expense, net of $9 million for the three months ended April 30, 2021. The increase in other expense, net was primarily related to additional contractual interest expense of $9 million for our Senior Notes issued in the current quarter.
Non-GAAP Financial Measures
Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin meet the definition of non-GAAP financial measures.
Non-GAAP Operating Expenses, Non-GAAP Operating Income (Loss), and Non-GAAP Operating Margin
Our non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin exclude the components listed below. For the reasons set forth below, management believes that excluding these components provides useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management, in comparing financial results across accounting periods and to those of peer companies, and to better understand the long-term performance of our core business.
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
See “Results of Operations—Operating Expenses” and “Results of Operations—Operating Margin” for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses, GAAP operating income (loss), and GAAP operating margin, to the non-GAAP financial measures, non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin, for the three months ended April 30, 2022, and 2021.

Liquidity and Capital Resources
As of April 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $6.3 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of, in order from largest to smallest, U.S. treasury securities, commercial paper, U.S. agency obligations, money market funds, corporate bonds, and marketable equity investments. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to the remaining term of contracted noncancelable subscription agreements, which are not reflected on the Condensed Consolidated Balance Sheets, and, if necessary, our borrowing capacity under our 2022 Credit Agreement that provides for $1.0 billion of unsecured financing, are sufficient to meet our working capital, capital expenditure, and debt repayment needs over the next 12 months. As part of our strategy, we may enter into arrangements to acquire or invest in complementary businesses, services, technologies, or intellectual property rights in the future. We may also choose to seek additional debt or equity financing.
Our long-term future capital requirements depend on many factors, including the effects of macroeconomic trends, customer growth rates, subscription renewal activity, headcount growth, timing and extent of development efforts, expansion of sales and marketing activities, introduction of new and enhanced services offerings, timing of construction or acquisition of additional facilities, investments, and acquisition activities.
Our cash flows for the three months ended April 30, 2022, and 2021, were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$439,717	$452,428
Investing activities	(1,470,741)	(861,716)
Financing activities	2,277,702	(11,008)
Effect of exchange rate changes	(685)	186
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,245,993	$(420,110)
Operating Activities
Cash provided by operating activities was $440 million and $452 million for the three months ended April 30, 2022, and 2021, respectively. The decline in cash provided by operating activities resulted from increased payments made to support the return to office and in-person events, the new employee performance-based cash bonus program for all employees not covered under an existing incentive plan, and other growth investments across the business, offset by increases in sales and related cash collections.
We expect our business to continue to generate sufficient operating cash flows; however, if the economic uncertainty caused by the COVID-19 pandemic and Russia-Ukraine conflict worsens or is prolonged, our customers may request payment timing concessions, which could materially impact the timing and predictability of our operating cash flows in any given period.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2022, was $1.5 billion, which was primarily related to purchases of marketable securities of $2.0 billion using the proceeds from the Senior Notes offering, capital expenditures for data center and office space projects of $59 million, and purchases of non-marketable equity and other investments of $15 million. These payments were partially offset by proceeds of $607 million from sales and maturities of marketable securities and proceeds of $7 million from sales and maturities of non-marketable securities.
Cash used in investing activities for the three months ended April 30, 2021, was $862 million, which was primarily related to cash consideration for the acquisition of Peakon, net of cash acquired, of $679 million, the purchase of leased office space within our corporate headquarters from an affiliate of our Co-Founder and CEO Emeritus, David Duffield, of $171 million, capital expenditures primarily for data center projects of $70 million, purchases of non-marketable equity and other investments of $46 million, and the timing of purchases and maturities of marketable securities. These payments were partially offset by proceeds of $12 million from sales of marketable securities.
We expect capital expenditures will be approximately $475 million in fiscal 2023. This includes investments in our office facilities, corporate IT infrastructure, and customer data centers to support our continued growth.

Financing Activities
Cash provided by financing activities was $2.3 billion for the three months ended April 30, 2022, which was primarily due to proceeds of $3.0 billion from borrowings on the Senior Notes, net of debt discount of $22 million, offset by the repayment of the term loan under the 2020 Credit Agreement of $694 million and payments for debt issuance costs of $7 million.
Cash used in financing activities was $11 million for the three months ended April 30, 2021, which was primarily due to a payment on the term loan under the 2020 Credit Agreement of $9 million.
Our 2022 Notes are convertible at the option of the holders during the second quarter of fiscal 2023 since the trigger for early conversion was met. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material. We may receive additional conversion requests that require settlement in the second quarter of fiscal 2023. Additionally, the 2022 Notes will become due in the third quarter of fiscal 2023, which will result in a cash outflow of approximately $1.15 billion. For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Contractual Obligations
Except for the debt transactions discussed in Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, which include the issuance of $3.0 billion of Senior Notes, the modification to our revolving credit facility, and the extinguishment of the term loan under the 2020 Credit Agreement, there were no material changes outside the ordinary course of business to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgements, and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, judgements, and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that the following critical accounting policies involve a high degree of judgement and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Business combinations, goodwill, and acquisition-related intangible assets
•Non-marketable equity investments
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. There were no significant changes to our critical accounting policies and estimates during the three months ended April 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The COVID-19 pandemic and Russia-Ukraine conflict have resulted in negative impacts on global economies and financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts of these events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of April 30, 2022, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $6.3 billion and $3.6 billion as of April 30, 2022, and January 31, 2022, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and marketable equity investments. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available-for-sale.” When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the impaired security, is recognized on the Condensed Consolidated Statements of Operations.
An immediate increase of 100 basis points in interest rates would have resulted in a $17 million and $11 million market value reduction in our investment portfolio as of April 30, 2022, and January 31, 2022, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Interest Rate Risk on our Debt
The Senior Notes and 2022 Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of the Senior Notes and 2022 Notes are exposed to interest rate risk. Generally, the fair values of the Senior Notes and 2022 Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2022 Notes is affected by our stock price since it is a convertible debt instrument.
Borrowings under our 2022 Credit Agreement bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a SOFR rate plus 10 basis points, plus a margin of 0.750% to 1.500%, in each case with such margin being determined based on our consolidated leverage ratio or credit rating. Because the interest rates applicable to borrowings under the 2022 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing.
For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs.
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
These claims, suits, actions, regulatory and government investigations, and other proceedings may include speculative, substantial, or indeterminate monetary amounts. We record a liability when we believe that it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgement is required to determine both the likelihood of there being a liability and the estimated amount of a liability related to such matters. With respect to our outstanding matters, based on our current knowledge, we believe that the amount or range of reasonably possible liability will not, either individually or in aggregate, have a material adverse effect on our business, financial condition, operating results, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

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
Summary of Risk Factors
The below summary risks provide an overview of the material risks we are exposed to in the normal course of our business activities. The below summary risks do not contain all of the information that may be important to you, and you should read these together with the more detailed discussion of risks set forth following this section, as well as elsewhere in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks beyond those summarized below, or discussed elsewhere in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future, or to the markets in which we currently operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including those associated with the following:
•the ongoing COVID-19 pandemic, the continuing global economic and geopolitical volatility, and measures taken in response to such events may materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time;
•if our information technology systems or the security measures of our service partners are compromised or unauthorized access to customer or user data is otherwise obtained, our applications may be perceived as not being secure, our operations may be disrupted, our applications may become unavailable, customers and end users may reduce the use of or stop using our applications, and we may incur significant liabilities;
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
Risks Related to Our Business and Industry
The extent to which the ongoing COVID-19 pandemic, the continuing global economic and geopolitical volatility, and measures taken in response to such events will continue to impact our business, financial condition, and operating results will depend on future developments, which are highly uncertain and difficult to predict.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. In addition, the Russian invasion of Ukraine in early fiscal 2023 has led to further economic disruption. While we do not operate in Russia and while our extended workforce in Ukraine is not a material part of our workforce, the conflict has increased inflationary cost pressures and supply chain constraints which have negatively impacted the global economy. In response to the concerns over inflation risk, the U.S. Federal Reserve began to raise interest rates in March 2022 for the first time in over three years, and signaled they expect additional rate increases throughout the year. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. As a result of the COVID-19 pandemic and recent macroeconomic events, we have experienced volatility in the trading prices for our Class A common stock, and such volatility may continue in the long term. Any sustained adverse impacts from the continued spread or resurgence of COVID-19 or due to recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.

At the beginning of the COVID-19 pandemic, we temporarily closed the majority of our global offices; required most of our employees to work remotely; implemented travel restrictions; and postponed or canceled certain of our customer, industry, implementation partner, analyst, investor, and employee events, and converted other events to virtual-only experiences. If we reinstate these measures due to a resurgence of COVID-19 or otherwise, these measures could have increasingly negative effects on our employee productivity and morale, sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, financial condition, and operating results in any given period.
As of April 30, 2022, most of our offices have reopened and we have begun permitting travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our real estate portfolio, as well as strategy, operational, talent recruiting and retention, and workplace culture challenges that may adversely affect our business. The COVID-19 pandemic and recent macroeconomic events could also impact our data center and computing infrastructure operations, including potential disruptions to, among other things, the supply chain required to maintain these systems, construction projects designed to expand our data center capacity, and primary vendors who provide critical products and services.
Our future revenues rely on continued demand by existing customers and the acquisition of new customers who may be subject to labor shortages and global supply chain disruptions due to the COVID-19 pandemic and recent macroeconomic events. During the COVID-19 pandemic, we experienced delays in purchasing decisions from prospective customers and a reduction in customer demand, particularly in the industries most impacted by the COVID-19 pandemic, such as travel and hospitality. Similarly, we experienced a reduction in renewal rates, particularly within our subset of small and medium-sized planning customers, as well as reduced customer spend and delayed payments. Our business, financial condition, and operating results may be negatively impacted in future periods due to a resurgence of COVID-19 or on account of recent macroeconomic events. While our subscription services revenues are relatively predictable in the near term as a result of our subscription-based business model, the effect of the COVID-19 pandemic and recent macroeconomic events may not be fully reflected in our operating results and overall financial performance until future periods.
It is not possible for us to estimate the duration or magnitude of the adverse results of the COVID-19 pandemic and recent macroeconomic events and their effect on our business, financial condition, or operating results at this time, as the impact will depend on future developments, which are highly uncertain and difficult to predict. To the extent the COVID-19 pandemic and recent macroeconomic events adversely affect our business, financial condition, and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
Problems faced by these data center operators or hosted infrastructure partners, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers or other users. In addition, any financial difficulties, such as bankruptcy, faced by these data center operators, our hosted infrastructure partners, or any of the other service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. These facilities may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, natural catastrophic events, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit or delay operation.

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
To execute our growth plan, we must attract, train, and retain highly qualified personnel. Our ability to compete and succeed in a highly competitive environment is directly correlated to our ability to recruit and retain highly skilled employees, especially in the areas of product development, engineers with significant experience in designing and developing software and internet-related services, including in the areas of machine learning and artificial intelligence; for cybersecurity professionals; and for senior sales executives. The market for skilled personnel in the software industry is very competitive, and we have seen these pressures increase significantly through the COVID-19 pandemic. As we are headquartered in the San Francisco Bay Area, we face intense competition among large and small firms in the Silicon Valley market. In addition, the expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Identifying and recruiting qualified personnel and training them in our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. Our business may be adversely affected if our efforts to attract and train new members of our direct sales force do not generate a corresponding increase in revenues. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in desired geographic areas or at all and may not be successful in achieving the workforce growth goals on the timeline we have publicly announced or at all.
Many of the companies with which we compete for experienced personnel have greater resources than we have and may offer more lucrative compensation packages than we offer. Our business may be adversely affected if we are unable to retain our highly skilled employees, especially our senior sales executives. Job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, or if the mix of equity and cash compensation that we offer is not sufficiently attractive, it may adversely affect our ability to recruit and retain highly skilled employees. The challenges we face in recruiting and hiring qualified personnel may be compounded by a decreased willingness of candidates to leave their current employment due to various factors including economic uncertainty caused by the COVID-19 pandemic and other macroeconomic factors. As the economic uncertainty related to the COVID-19 pandemic eases, we may face additional challenges in recruiting and retaining qualified personnel as other companies increase the pace of hiring. Additionally, job candidates may be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have a chilling effect on hiring and result in a diversion of our time and resources. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. Further, our current and future office environments or flexible work policies may not meet the expectations of our employees or prospective employees. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.

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
Our quarterly operating results, including our revenues, subscription revenue backlog, operating margin, profitability, and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. As discussed above, the extent to which the ongoing COVID-19 pandemic, the resulting global economic uncertainty, and measures taken in response to the pandemic, as well as the Russia-Ukraine conflict, could continue to impact our operating results will depend on future developments, which are highly uncertain and difficult to predict. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities. Additionally, as we typically sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year, we may experience a greater impact on our business and quarterly results due to the prolonged uncertainty.
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
•network outages or security breaches;
•general economic, market, and geopolitical conditions, including the impact of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, inflation, and rising interest rates;
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
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. Moreover, the ongoing COVID-19 pandemic has made it more difficult to develop and maintain positive awareness of our brand. For example, we held a virtual event, Conversations for a Changing World, in both fiscal 2021 and 2022, in place of our two largest annual customer conferences, Workday Rising and Workday Rising Europe. We have returned to in-person events, but if due to a resurgence of COVID-19 or otherwise, we reinstate our shift to virtual customer, industry, partner, analyst, investor and employee events, these measures may not be as successful or showcase our products as well, and ultimately generate lower levels of customer interest, opportunities, and leads. In addition, we have and may continue to delay certain corporate advertising programs. These precautionary measures that have been adopted, particularly if extended for prolonged periods, could have increasingly negative effects on our ability to develop and maintain widespread positive awareness of our brand, which could harm our business, financial condition, and operating results.
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
A key element of our growth strategy is to further develop our worldwide customer base. Operating globally requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. Our efforts to further expand internationally may not be successful in creating additional demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the markets we enter. Foreign regulations, including privacy, data localization, and import/export regulations, are subject to change and uncertainty, including as a result of geopolitical developments, which may be amplified by the COVID-19 pandemic or events such as the Russia-Ukraine conflict. In addition to navigating the challenges related to the ongoing COVID-19 pandemic in foreign jurisdictions, we face other risks in doing business on a global scale that could adversely affect our business, including:
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
•restrictive governmental actions focused on cross-border trade, such as import and export restrictions, duties, quotas, tariffs, trade disputes, and barriers or sanctions, including due to the Russia-Ukraine conflict, that may prevent us from offering certain portions of our products or services to a particular market, may increase our operating costs or may subject us to monetary fines or penalties in case of unintentional noncompliance due to factors beyond our control;
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
Any of the above factors may negatively impact our ability to sell our applications and offer services globally, reduce our competitive position in foreign markets, increase our costs of global operations, and reduce demand for our applications and services from global customers. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time an increasing portion of our sales contracts may be outside the U.S. and will therefore be denominated in local currencies. Additionally, global events, as well as geopolitical developments such as the Russia-Ukraine conflict, fluctuating commodity prices, trade tariff developments, and inflation have caused, and may in the future cause, global economic uncertainty, and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Therefore, fluctuations in the value of foreign currencies may impact our operating results when translated into U.S. dollars. Such fluctuations may also impact our ability to predict our future results accurately. Although we have a hedging program to help mitigate some of this volatility and related risks, there can be no assurance that the hedging program will be effective in offsetting the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, including any such movements caused by the COVID-19 pandemic.

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
We continue to seek opportunities to enter into new markets and/or new lines of business, some of which we may have very limited or no experience in. As an entrant to new markets and new lines of business, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate adoption rates of these new lines of business or their underlying technology. For example, machine learning and artificial intelligence (“AI”) are propelling advancements in technology, but if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. Also, we may not be able to properly price our solutions in these new markets, which could negatively affect our ability to sell to customers. Furthermore, customers in these new markets or of the new lines of business may demand more features and professional services, which may require us to devote even greater research and development, sales, support, and professional services resources to such customers. If we fail to generate adequate revenues from these new markets and lines of business, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our business, financial condition, and operating results.
Social and ethical issues relating to the use of new and evolving technologies, such as machine learning and AI, in our offerings may result in reputational harm and liability.
Social and ethical issues relating to the use of new and evolving technologies, such as machine learning and AI, in our offerings may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings. As with many innovations, machine learning and AI present additional risks and challenges that could affect their adoption and therefore our business, operations, and results. For example, the development of machine learning and AI present emerging ethical issues, and if we enable or offer solutions on this front that are controversial, due to their impact, or perceived impact, on human rights, privacy, employment, or in other social contexts, we may experience brand or reputational harm, competitive harm, or legal liability. Potential government regulation related to AI ethics may also increase the burden and cost of research and development in this area. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI, which could slow adoption of AI in our products and services.
Our aspirations and disclosures related to environmental, social, and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.
The positions we take on ESG and ethical issues from time to time may impact our brand, reputation, or ability to attract or retain customers. In particular, our brand and reputation are associated with our public commitments to environmental sustainability (including our science-based targets), equality, inclusivity, and ethical use, and any perceived changes in our dedication to these commitments could impact our relationships with potential and current customers, employees, stockholders, and other stakeholders. These commitments reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
•the availability and cost of low- or non-carbon-based energy sources;
•the evolving regulatory requirements affecting ESG standards or disclosures;
•the availability of suppliers that can meet our sustainability, diversity and other ESG standards;
•our ability to recruit, develop and retain diverse talent in our labor markets;
•the availability and cost of high-quality verified emissions reductions and renewable energy credits;
•the ability to renew existing or execute on new virtual power purchase agreements; and

•the success of our organic growth and acquisitions or dispositions of businesses or operations.
Standards for tracking and reporting ESG matters continue to evolve. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Further, we may rely on data provided by third parties to measure and report our ESG metrics and if the data input is incorrect or incomplete, our brand, reputation, and financial performance may be adversely affected.
If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquirer, or service provider could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.
Risks Related to Cybersecurity, Data Privacy, and Intellectual Property
If our information technology systems are compromised or unauthorized access to customer or user data is otherwise obtained, our applications may be perceived as not being secure, our operations may be disrupted, our applications may become unavailable, customers and end users may reduce the use of or stop using our applications, and we may incur significant liabilities.
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, customers, and suppliers, as well as financial, accounting, health, and payroll data. Additionally, our operations and the availability of the services we provide customers also depend on our information technology systems. As a result, a compromise of our applications or systems, or unauthorized access to, acquisition, use, tampering, release, alteration, theft, loss, or destruction of sensitive data, or unavailability of data, could disrupt our operations or impact the availability or performance of our applications; expose us and our customers to regulatory obligations and actions, litigation, investigations, remediation and indemnity obligations, or supplemental disclosure obligations; damage our reputation and brand; or result in loss of customer, consumer, and partner confidence in the security of our applications, an increase in our insurance premiums, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, impairment to our business, and other potential liabilities or related fees, expenses, loss of revenues.
The financial and personnel resources we employ to implement and maintain security measures, including our information security risk insurance policy, may not be sufficient to address our security needs. The security measures we have in place that are designed to protect against security risks, preserve our operations and services and the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches, may be compromised by computer hackers, employees, contractors, or vendors, as well as software bugs, human error, technical malfunctions, or other malfeasance.
Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of security researchers and hackers, including those who appear to offer a solution to a vulnerability, to sophisticated organizations, including state-sponsored actors who may launch coordinated attacks, such as retaliatory cyber attacks stemming from the Russia-Ukraine conflict. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security events. As our market presence grows, we may face increased risks of cybersecurity attack or other security threats. Key cybersecurity risks range from viruses, worms, ransomware, and other malicious software programs, to phishing attacks, to exploitation of software bugs or other defects, to targeted attacks against cloud services and other hosted software, any of which can result in a compromise of our applications or systems and the data we store or process, disclosure of Workday confidential information and intellectual property, production downtimes, reputational harm, and an increase in costs to the business. As the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and generally are not identified until they are launched against a target, we may be unable to anticipate these attacks or to implement adequate preventative measures. Future cyber-attacks and other security events may have a significant or material impact on our business and operating results.

There may also be attacks targeting any vulnerabilities in our applications, internally built infrastructure, enhancements, and updates to our existing offerings, or in the many different underlying networks and services that power the internet that our products depend on, most of which are not under our control or the control of our vendors, partners, or customers. Systems and processes designed to protect our applications, systems, software, and data, as well as customer data and other user data, and to prevent data loss and detect security breaches, may not be effective against all cybersecurity threats or perceived threats. In April 2021, as a result of a security breach at a software provider, a malicious third party accessed the development environment of a company we had recently acquired, Peakon, and took a copy of Peakon’s source code. We took immediate action to secure Peakon’s development environment and prevent any additional unauthorized access, as well as to confirm that no customer data had been accessed and that this incident had not impacted Workday’s production, development, or other environments or applications. This required us to engage an external cybersecurity firm for forensic investigation and incident response, perform an internal incident investigation and code vulnerability review, alert law enforcement, and engage a third party to conduct a code review, all of which caused expense and created business disruption. These efforts may not be completely effective or eliminate potential risks from this and similar incidents.
In December 2021, a critical remote code execution (“RCE”) vulnerability was identified in the Apache Software Foundation’s Log4j software library (“Log4j”). Log4j is an open source software broadly used in Java-based applications to log security and performance information. According to public information, a bad actor can exploit the Log4j vulnerability to remotely access a vulnerable system, allowing the bad actor to then steal information, launch ransomware, or conduct other malicious activity. We use Log4j in a number of our environments although to date we have found no indication that customer data or environments containing customer data have been affected. This required us to identify, test, and deploy mitigation techniques and currently available remediation patches against this vulnerability in our environments, as well as to upgrade our firewalls and the Log4j library directly used by Workday, which caused expense and business disruption. We expect the risk of additional vulnerabilities and potential attacks to continue for several months given the complexity of the situation and the widespread nature of the Log4j vulnerability.
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
Furthermore, we have acquired or partnered with a number of companies, products, services, and technologies over the years, and incorporated third-party products, services, and technologies into our own products and services. Addressing security issues associated with acquisitions, partnerships, incorporated technologies, and our supply chain requires significant resources, and we may still inherit additional risks upon integration with or use by Workday. In addition, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may generally lose trust in the security of financial management, spend management, human capital management, planning, or analytics applications, or in cloud applications for enterprises in general. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation and indemnity costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, or result in lawsuits, regulatory fines, or other action or liabilities, any of which could adversely affect our business and operating results.
We rely on sophisticated information systems and technology, including those provided by third parties, for the secure collection, processing, transmission, storage of confidential, proprietary, and personal information, and to support our business operations and the availability of our applications. In the past several years, supply chain attacks have increased in frequency and severity. As we are both a provider and consumer of information systems and technology, we are at higher risk of being impacted either directly or indirectly by these attacks. While we have implemented what we believe is an appropriate information security program with cybersecurity procedures, policies, practices, and controls, the control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with third parties that we rely on are beyond our control. Although we periodically conduct audits of some of our third parties vendors, we cannot guarantee the security of and may be unable to prevent security events impacting the information technology systems of third parties that are part of our supply chain or that provide valuable services to us, which could result in the unauthorized access to, acquisition, destruction, alteration, use, tampering, release, unavailability, theft or loss of confidential, proprietary, or personal data of Workday, our employees, our customers, or our third party partners, which could in turn disrupt our operations and ability to conduct our business or the availability of our applications, or otherwise adversely affect our business, operating results, reputation, or financial condition.

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
We are regularly involved with claims, suits, purported class or representative actions, and may be involved in regulatory and government investigations and other proceedings, involving competition, intellectual property, data security and privacy, bankruptcy, tax and related compliance, labor and employment, commercial disputes, and other matters. Such claims, suits, actions, regulatory and government investigations, and other proceedings can impose a significant burden on management and employees, could prevent us from offering one or more of our applications, services, or features to others, could require us to change our technology or business practices, or could result in monetary damages, fines, civil or criminal penalties, reputational harm, or other adverse consequences. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact in our condensed consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
We may not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.
As of April 30, 2022, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2023 and 2043. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2023. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
Our typical sales cycles are six to twelve months but can extend for eighteen months or more, including as a result of the ongoing COVID-19 pandemic, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond human capital management. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenues. In addition, a majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription services revenues from new customers generally are recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers during the COVID-19 pandemic, or customer insolvencies resulting from severe economic hardship, could have an impact on our subscription services revenues in any given period. Although we have downside protection in our customer agreements in the form of base minimums, should there be any prolonged decrease in our customers’ headcounts, we could experience reduced subscription services revenues upon renewal or potentially outside of the renewal period, which could materially impact our business and operating results in any given period.
We have a history of cumulative losses, and we may not achieve or sustain profitability on a GAAP basis in the future.
Until recently, we had incurred significant net losses on a GAAP basis in each period since our inception in 2005 and our quarterly operating results may fluctuate in the future. We expect our operating expenses to increase in the future due to substantial investments we make to acquire new customers and develop our applications, anticipated increases in sales and marketing expenses, employee headcount growth expenses, product development expenses, operations costs, and general and administrative costs, and therefore we expect we may incur losses on a GAAP basis in the future. Furthermore, to the extent we are successful in increasing our customer base, we also expect to incur increased net losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years or longer. You should not consider any prior period GAAP-profitability and growth in revenues as indicative of our future performance. We cannot ensure that we will achieve GAAP profitability in the future or that, if we become GAAP-profitable in a certain period, we will sustain such profitability.

We have substantial indebtedness which may adversely affect our financial condition and operating results.
In September 2017, we completed an offering of $1.15 billion of our 0.25% Convertible Senior Notes due October 1, 2022. In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Additionally, in April 2022, we entered into our 2022 Credit Agreement which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion.
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
Our 2022 Notes, Senior Notes, and 2022 Credit Agreement also impose restrictions on us and require us to maintain compliance with specified covenants. For example, our 2022 Credit Agreement includes a financial covenant that requires us to maintain a specific leverage ratio. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. Any required repayment of our debt as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
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
As of April 30, 2022, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 46 million shares of Class B common stock and 0.4 million shares of Class A common stock. As of April 30, 2022, our Co-Founder, Co-CEO, and Chairman Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, they have the ability to control the management and affairs of our company as a result of their positions as members of our board of directors and, in the case of Mr. Bhusri, an officer of Workday. Mr. Duffield, in his capacity as a board member, and Mr. Bhusri, in his capacity as a board member and officer, each owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founders, as well as with other executive officers, directors, and affiliates, which limits or precludes the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of April 30, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.

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
The trading price of our Class A common stock has historically been volatile and could be subject to wide fluctuations in response to various factors such as those described below. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes. Further, the trading price of our Class A common stock has fluctuated significantly and may continue to fluctuate as a result of the COVID-19 pandemic and the Russia-Ukraine conflict, and associated economic downturn. Additional risk factors that may affect the trading price of our securities, some of which are beyond our control and further magnified by the ongoing COVID-19 pandemic, include:
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
Furthermore, the fundamental change provisions of our 2022 Notes or change in control repurchase event provisions of our Senior Notes may delay or prevent a change in control of our company, because those provisions allow note holders to require us to repurchase such notes upon the occurrence of a fundamental change or change in control repurchase event.
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
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or abroad, limited availability of credit, reduction in business confidence and activity, decreased government spending, or economic uncertainty, all of which are being impacted by the ongoing COVID-19 pandemic and the Russia-Ukraine conflict, may continue to affect one or more of the sectors or countries in which we sell our applications. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Alternatively, a strong dollar could reduce demand for our applications and services in countries with relatively weaker currencies.
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
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in the United States, Canada, and Europe. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes or other extreme weather conditions. Additionally, we rely on internal technology systems, our website, our network, and third-party infrastructure and enterprise applications, which are located in a wide variety of regions, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability (including the Russia-Ukraine conflict), war, terrorist attack, insurrection, pandemics or other public health emergencies (including the ongoing COVID-19 pandemic), or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and may endure system interruptions, delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended April 30, 2022, we issued 504 shares of our unregistered Class A common stock to holders of our 2022 Notes upon settlement of conversion of an immaterial aggregate principal amount of such notes. This share amount represents the conversion value of the 2022 Notes in excess of the principal amount converted. These shares of our Class A common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended April 30, 2022. The shares purchased represent the exercise of the convertible note hedges relating to the partial early conversion of the 2022 Notes. For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2022- February 28, 2022	8	$216.71	—	—
March 1, 2022- March 31, 2022	492	235.30	—	—
April 1, 2022- April 30, 2022	—	—	—	—
Total	500		—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
4.1	Indenture, dated as of April 1, 2022, between Workday and U.S. Bank Trust Company National Association, as trustee	8-K	001-35680	April 1, 2022	4.1
4.2	Form of 3.500% Note due 2027	8-K	001-35680	April 1, 2022	4.3
4.3	Form of 3.700% Note due 2029	8-K	001-35680	April 1, 2022	4.4
4.4	Form of 3.800% Note due 2032	8-K	001-35680	April 1, 2022	4.5
10.1	Credit Agreement, dated as of April 6, 2022, among Workday, certain subsidiaries of Workday, Bank of America, N.A., Wells Fargo Bank, National Association, and the other L/C Issuers and Lenders party thereto	8-K	001-35680	April 7, 2022	10.1
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 26, 2022

Workday, Inc.

/s/ Barbara Larson
Barbara Larson Chief Financial Officer (Principal Financial and Accounting Officer)