Form 10-Q
period 2022-07-31
Workday, Inc.
filed 2022-08-25
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of August 23, 2022, there were approximately 201 million shares of the registrant’s Class A common stock, net of treasury stock, and 55 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,486,540	$1,534,273
Marketable securities	3,806,427	2,109,888
Trade and other receivables, net	1,105,288	1,242,545
Deferred costs	165,012	152,957
Prepaid expenses and other current assets	241,390	174,402
Total current assets	7,804,657	5,214,065
Property and equipment, net	1,233,151	1,123,075
Operating lease right-of-use assets	286,284	247,808
Deferred costs, noncurrent	353,990	341,259
Acquisition-related intangible assets, net	347,875	391,002
Goodwill	2,840,044	2,840,044
Other assets	383,549	341,252
Total assets	$13,249,550	$10,498,505
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$60,710	$55,487
Accrued expenses and other current liabilities	293,646	195,590
Accrued compensation	374,246	402,885
Unearned revenue	2,888,792	3,110,947
Operating lease liabilities	91,481	80,503
Debt, current	1,148,982	1,222,443
Total current liabilities	4,857,857	5,067,855
Debt, noncurrent	2,974,023	617,354
Unearned revenue, noncurrent	53,938	71,533
Operating lease liabilities, noncurrent	213,537	182,456
Other liabilities	22,387	24,225
Total liabilities	8,121,742	5,963,423
Stockholders’ equity:
Common stock	255	251
Additional paid-in capital	7,988,096	7,284,174
Treasury stock	(12,588)	(12,467)
Accumulated other comprehensive income (loss)	62,961	7,709
Accumulated deficit	(2,910,916)	(2,744,585)
Total stockholders’ equity	5,127,808	4,535,082
Total liabilities and stockholders’ equity	$13,249,550	$10,498,505
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenues:
Subscription services	$1,367,335	$1,113,454	$2,639,411	$2,145,623
Professional services	168,463	146,907	331,044	289,771
Total revenues	1,535,798	1,260,361	2,970,455	2,435,394
Costs and expenses (1):
Costs of subscription services	244,982	192,738	477,904	374,946
Costs of professional services	178,103	152,783	348,002	303,628
Product development	547,835	444,251	1,089,344	885,867
Sales and marketing	458,701	358,157	888,002	684,651
General and administrative	140,255	113,552	274,124	225,735
Total costs and expenses	1,569,876	1,261,481	3,077,376	2,474,827
Operating income (loss)	(34,078)	(1,120)	(106,921)	(39,433)
Other income (expense), net	(32,789)	102,985	(52,952)	93,934
Income (loss) before provision for (benefit from) income taxes	(66,867)	101,865	(159,873)	54,501
Provision for (benefit from) income taxes	(2,709)	(3,871)	6,458	(4,713)
Net income (loss)	$(64,158)	$105,736	$(166,331)	$59,214
Net income (loss) per share, basic	$(0.25)	$0.43	$(0.66)	$0.24
Net income (loss) per share, diluted	$(0.25)	$0.41	$(0.66)	$0.23
Weighted-average shares used to compute net income (loss) per share, basic	254,355	246,943	253,071	245,308
Weighted-average shares used to compute net income (loss) per share, diluted	254,355	260,016	253,071	252,900

(1) Costs and expenses include share-based compensation expenses as follows:
	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Costs of subscription services	$25,090	$20,421	$51,320	$41,138
Costs of professional services	25,838	26,534	53,422	54,226
Product development	147,181	129,892	300,485	259,754
Sales and marketing	59,878	52,168	119,047	102,476
General and administrative	50,020	35,704	95,239	71,760
Total share-based compensation expenses	$308,007	$264,719	$619,513	$529,354
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net income (loss)	$(64,158)	$105,736	$(166,331)	$59,214
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(985)	(1,219)	(2,907)	(1,001)
Net change in unrealized gains (losses) on available-for-sale debt securities	(1,357)	(208)	(10,281)	(1,106)
Net change in unrealized gains (losses) on cash flow hedges	22,194	17,698	68,440	12,927
Other comprehensive income (loss)	19,852	16,271	55,252	10,820
Comprehensive income (loss)	$(44,306)	$122,007	$(111,079)	$70,034
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Common stock:
Balance, beginning of period	$253	$246	$251	$242
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	2	2	4	6
Balance, end of period	255	248	255	248
Additional paid-in capital:
Balance, beginning of period	7,596,787	6,298,516	7,284,174	6,254,936
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	83,300	75,842	84,288	74,481
Share-based compensation	308,007	264,699	619,513	529,304
Exercise of convertible senior notes hedges	3	11	122	50
Settlement of convertible senior notes	(1)	(1)	(1)	(2)
Cumulative effect of accounting changes	—	—	—	(219,702)
Balance, end of period	7,988,096	6,639,067	7,988,096	6,639,067
Treasury stock:
Balance, beginning of period	(12,584)	(12,420)	(12,467)	(12,384)
Exercise of convertible senior notes hedges	(4)	(11)	(121)	(47)
Balance, end of period	(12,588)	(12,431)	(12,588)	(12,431)
Accumulated other comprehensive income (loss):
Balance, beginning of period	43,109	(60,421)	7,709	(54,970)
Other comprehensive income (loss)	19,852	16,271	55,252	10,820
Balance, end of period	62,961	(44,150)	62,961	(44,150)
Accumulated deficit:
Balance, beginning of period	(2,846,758)	(2,820,480)	(2,744,585)	(2,909,990)
Net income (loss)	(64,158)	105,736	(166,331)	59,214
Cumulative effect of accounting changes	—	—	—	136,032
Balance, end of period	(2,910,916)	(2,714,744)	(2,910,916)	(2,714,744)
Total stockholders’ equity	$5,127,808	$3,867,990	$5,127,808	$3,867,990

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Common stock (in shares):
Balance, beginning of period	253,679	246,311	251,209	242,667
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	1,806	1,776	4,276	5,338
Settlement of convertible senior notes	—	—	1	—
Purchase of treasury stock from the exercise of convertible senior notes hedges	—	—	(1)	—
Other	—	—	—	82
Balance, end of period	255,485	248,087	255,485	248,087
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cash flows from operating activities:
Net income (loss)	$(64,158)	$105,736	$(166,331)	$59,214
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	92,695	85,383	182,541	167,846
Share-based compensation expenses	308,007	264,719	619,513	529,354
Amortization of deferred costs	42,258	33,748	81,685	65,362
Non-cash lease expense	22,911	21,069	44,959	43,299
(Gains) losses on investments	16,499	(106,275)	24,579	(100,257)
Other	11,413	(7,009)	12,122	(8,633)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(324,841)	(227,511)	138,123	164,608
Deferred costs	(64,742)	(52,834)	(106,471)	(79,104)
Prepaid expenses and other assets	(9,885)	(3,531)	(33,882)	(39,097)
Accounts payable	(4,142)	8,060	2,768	7,890
Accrued expenses and other liabilities	25,065	(15,687)	(5,808)	(26,607)
Unearned revenue	63,278	92,605	(239,723)	(132,974)
Net cash provided by (used in) operating activities	114,358	198,473	554,075	650,901
Cash flows from investing activities:
Purchases of marketable securities	(1,329,471)	(829,370)	(3,340,090)	(1,594,765)
Maturities of marketable securities	984,887	771,824	1,586,362	1,629,232
Sales of marketable securities	28,237	14,829	33,367	27,286
Owned real estate projects	(245)	(71)	(265)	(171,494)
Capital expenditures, excluding owned real estate projects	(168,598)	(87,781)	(227,348)	(157,577)
Business combinations, net of cash acquired	—	—	—	(679,220)
Purchases of non-marketable equity and other investments	(1,900)	(12,039)	(16,923)	(57,806)
Sales and maturities of non-marketable equity and other investments	95	3,270	7,161	3,295
Other	—	6	—	1
Net cash provided by (used in) investing activities	(486,995)	(139,332)	(1,957,736)	(1,001,048)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt discount	—	—	2,978,077	—
Repayments and extinguishment of debt	(30)	(9,395)	(693,983)	(18,821)
Payments for debt issuance costs	—	—	(7,220)	—
Proceeds from issuance of common stock from employee equity plans, net of taxes paid for shares withheld	83,302	75,844	84,292	74,487
Other	(185)	(151)	(377)	(376)
Net cash provided by (used in) financing activities	83,087	66,298	2,360,789	55,290
Effect of exchange rate changes	(145)	(321)	(830)	(135)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(289,695)	125,118	956,298	(294,992)
Cash, cash equivalents, and restricted cash at the beginning of period	2,786,738	967,811	1,540,745	1,387,921
Cash, cash equivalents, and restricted cash at the end of period	$2,497,043	$1,092,929	$2,497,043	$1,092,929
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Supplemental cash flow data:
Cash paid for interest	$—	$2,429	$2,941	$7,067
Cash paid for income taxes, net of refunds	3,274	1,941	7,770	6,434
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	67,447	36,823	67,447	36,823

	As of July 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$2,486,540	$1,087,070
Restricted cash included in Prepaid expenses and other current assets	10,503	5,859
Total cash, cash equivalents, and restricted cash	$2,497,043	$1,092,929
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2022, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on February 28, 2022.
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
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. For the six months ended July 31, 2022, our CODM was our Co-Chief Executive Officer and Chairman, Aneel Bhusri, and our Co-Chief Executive Officer, Chano Fernandez. Our CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.
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
No customer individually accounted for more than 10% of trade and other receivables, net as of July 31, 2022, or January 31, 2022. No customer individually accounted for more than 10% of total revenues during the three and six months ended July 31, 2022, or 2021.
Other than the United States, no country individually accounted for more than 10% of total revenues during the three and six months ended July 31, 2022, or 2021.
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
We are also exposed to concentration of risk in our equity investments portfolio, which consists of marketable equity investments and non-marketable equity investments measured using the measurement alternative. As of both July 31, 2022, and January 31, 2022, we held one marketable equity investment with a carrying value that was individually greater than 10% of our total equity investments portfolio.
Recently Adopted Accounting Pronouncements
ASU No. 2021-08
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Prior to the adoption of the new standard, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. We early adopted ASU No. 2021-08 on a prospective basis effective February 1, 2022. The adoption had no impact on our condensed consolidated financial statements during the three and six months ended July 31, 2022, and any financial impact will be dependent on the magnitude and nature of future business combinations.
Note 3. Investments
Debt Securities
As of July 31, 2022, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,146,425	$90	$(5,898)	$2,140,617
U.S. agency obligations	714,235	208	(3,227)	711,216
Corporate bonds	510,518	188	(6,314)	504,392
Commercial paper	1,922,382	—	(26)	1,922,356
Total debt securities	$5,293,560	$486	$(15,465)	$5,278,581
Included in Cash and cash equivalents	$1,555,011	$—	$(185)	$1,554,826
Included in Marketable securities	$3,738,549	$486	$(15,280)	$3,723,755

As of January 31, 2022, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$843,627	$5	$(1,720)	$841,912
U.S. agency obligations	232,093	—	(1,168)	230,925
Corporate bonds	490,867	—	(1,815)	489,052
Commercial paper	969,204	—	—	969,204
Total debt securities	$2,535,791	$5	$(4,703)	$2,531,093
Included in Cash and cash equivalents	$525,524	$—	$(1)	$525,523
Included in Marketable securities	$2,010,267	$5	$(4,702)	$2,005,570
We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all debt securities as funds available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets on the Condensed Consolidated Balance Sheets. Debt securities included in Marketable securities on the Condensed Consolidated Balance Sheets consist of securities with original maturities at the time of purchase greater than three months, and the remaining securities are included in Cash and cash equivalents.
No debt securities held as of July 31, 2022, and January 31, 2022, were in a continuous unrealized loss position for greater than 12 months, and we did not recognize any credit losses related to our debt securities during the periods presented.
We sold $28 million of debt securities during the three and six months ended July 31, 2022. We did not have any material sales of debt securities during the three months ended July 31, 2021. We sold $10 million of debt securities during the six months ended July 31, 2021. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2022	January 31, 2022
Money market funds	Cash and cash equivalents	$630,698	$607,640
Non-marketable equity investments measured using the measurement alternative	Other assets	262,597	256,643
Marketable equity investments	Marketable securities	82,672	104,318
Total equity investments		$975,967	$968,601
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net realized gains (losses) recognized on equity investments sold (1)	$95	$2,767	$1,154	$(6,379)
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	(16,511)	103,478	(24,999)	106,575
Total net gains (losses) recognized in Other income (expense), net	$(16,416)	$106,245	$(23,845)	$100,196
(1)Reflects the difference between the sale proceeds and the carrying value of the equity investments at the beginning of the period.

Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. These investments are recorded at cost and are adjusted for observable transactions for same or similar securities of the same issuer or impairment events. The carrying values for our non-marketable equity investments are summarized below (in thousands):

	July 31, 2022	January 31, 2022
Total initial cost	$206,617	$192,694
Cumulative net unrealized gains (losses)	55,980	63,949
Carrying value	$262,597	$256,643
During the three months ended July 31, 2022, and 2021, we recorded upward adjustments to the carrying value of non-marketable equity investments of $3 million and $6 million, respectively, and no material impairment losses. During the six months ended July 31, 2022, and 2021, we recorded upward adjustments to the carrying value of these investments of $6 million and $14 million, respectively, and impairment losses of $14 million and $2 million, respectively.
Marketable Equity Investments
We hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. The carrying values for our marketable equity investments are summarized below (in thousands):

	July 31, 2022	January 31, 2022
Total initial cost	$38,936	$40,739
Cumulative net unrealized gains (losses)	43,736	63,579
Carrying value	$82,672	$104,318
During the three months ended July 31, 2022, we did not sell any marketable equity investments. During the three months ended July 31, 2021, we sold marketable equity investments for proceeds of $15 million, with corresponding net realized gains of $3 million. During the six months ended July 31, 2022, and 2021, we sold marketable equity investments for proceeds of $5 million and $17 million, respectively, with corresponding net realized gains of $1 million and losses of $6 million, respectively.
During the three months ended July 31, 2022, and 2021, we recorded unrealized net losses of $20 million and gains of $97 million, respectively, on marketable equity investments held as of the end of each period. During the six months ended July 31, 2022, and 2021, we recorded unrealized net losses of $17 million and gains of $97 million, respectively, on marketable equity investments held as of the end of each period.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of July 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,140,617	$—	$—	$2,140,617
U.S. agency obligations	—	711,216	—	711,216
Corporate bonds	—	504,392	—	504,392
Commercial paper	—	1,922,356	—	1,922,356
Money market funds	630,698	—	—	630,698
Marketable equity investments	82,672	—	—	82,672
Foreign currency derivative assets	—	110,635	—	110,635
Total assets	$2,853,987	$3,248,599	$—	$6,102,586
Foreign currency derivative liabilities	$—	$32,655	$—	$32,655
Total liabilities	$—	$32,655	$—	$32,655
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
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $519 million and $494 million as of July 31, 2022, and January 31, 2022, respectively. Amortization expense for the deferred costs was $43 million and $33 million for the three months ended July 31, 2022, and 2021, respectively, and $82 million and $65 million for the six months ended July 31, 2022, and 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Computers, equipment, and software	$1,257,440	$1,071,141
Buildings	717,039	691,896
Leasehold improvements	172,327	158,037
Land and land improvements	80,553	80,553
Furniture, fixtures, and transportation equipment	84,832	79,723
Property and equipment, gross	2,312,191	2,081,350
Less accumulated depreciation and amortization	(1,079,040)	(958,275)
Property and equipment, net	$1,233,151	$1,123,075
Depreciation expense totaled $71 million and $65 million for the three months ended July 31, 2022, and 2021, respectively, and $138 million and $128 million for the six months ended July 31, 2022, and 2021, respectively.
Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Developed technology	$346,300	$346,300
Customer relationships	311,100	311,100
Trade name	12,500	12,500
Backlog	15,000	15,000
Acquisition-related intangible assets, gross	684,900	684,900
Less accumulated amortization	(337,025)	(293,898)
Acquisition-related intangible assets, net	$347,875	$391,002
Amortization expense related to acquisition-related intangible assets was $21 million and $20 million for the three months ended July 31, 2022, and 2021, respectively, and $43 million and $38 million for the six months ended July 31, 2022, and 2021, respectively.
As of July 31, 2022, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in thousands):

Fiscal Period:
Remainder of 2023	$42,409
2024	74,319
2025	61,663
2026	55,748
2027	31,177
Thereafter	82,559
Total	$347,875

Note 8. Other Assets
Other noncurrent assets consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Non-marketable equity and other investments	$265,565	$256,759
Derivative assets	50,866	16,618
Technology patents and other intangible assets, net	21,062	22,792
Prepayments for goods and services	20,377	25,927
Net deferred tax assets	10,109	11,642
Deposits	6,810	6,701
Other	8,760	813
Total other assets	$383,549	$341,252
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of July 31, 2022, the future estimated amortization expense was as follows (in thousands):

Fiscal Period:
Remainder of 2023	$1,679
2024	3,102
2025	2,622
2026	2,357
2027	2,077
Thereafter	9,225
Total	$21,062
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
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of July 31, 2022, we estimate that $17 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.
As of July 31, 2022, and January 31, 2022, the notional values of the forward contracts designated as cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $1.6 billion and $1.4 billion, respectively. The notional values of the forward contracts designated as cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $329 million and $355 million as of July 31, 2022, and January 31, 2022, respectively. All contracts had maturities of less than 48 months.

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
As of July 31, 2022, and January 31, 2022, the notional values of the forward contracts not designated as hedges that we held to buy U.S. dollars in exchange for other currencies were $136 million and $217 million, respectively, and the notional values of the forward contracts not designated as hedges that we held to sell U.S. dollars in exchange for other currencies were $3 million and $8 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2022	January 31, 2022
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$59,766	$21,337
Cash flow hedges	Other assets	50,866	16,618
Non-designated hedges	Prepaid expenses and other current assets	3	1,076
Total derivative assets		$110,635	$39,031
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$27,426	$7,512
Cash flow hedges	Other liabilities	3,296	5,175
Non-designated hedges	Accrued expenses and other current liabilities	1,917	336
Non-designated hedges	Other liabilities	16	16
Total derivative liabilities		$32,655	$13,039
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended July 31,
	2022		2021
	Revenues	Costs and Expenses	Revenues	Costs and Expenses
Total	$1,535,798	$1,569,876	$1,260,361	$1,261,481
Gains (losses) related to cash flow hedges	1,495	(5,955)	(1,667)	—

	Six Months Ended July 31,
	2022		2021
	Revenues	Costs and Expenses	Revenues	Costs and Expenses
Total	$2,970,455	$3,077,376	$2,435,394	$2,474,827
Gains (losses) related to cash flow hedges	338	(6,784)	(1,149)	—

Gains (losses) associated with cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2022	2021	2022	2021
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$17,734	$16,031	$61,994	$11,778
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	1,495	(1,667)	338	(1,149)
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	(5,955)	—	(6,784)	—
Gains (losses) associated with non-designated hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
		2022	2021	2022	2021
Gains (losses) related to non-designated hedges	Other income (expense), net	$2,135	$2,011	$6,101	$1,819
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
As of July 31, 2022, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$21,194	$—	$21,194	$(2,417)	$—	$18,777
Counterparty B	21,770	—	21,770	(19,197)	—	2,573
Counterparty C	16,303	—	16,303	(6,819)	—	9,484
Counterparty D	45,863	—	45,863	(4,180)	—	41,683
Counterparty E	5,505	—	5,505	(42)	—	5,463
Total	$110,635	$—	$110,635	$(32,655)	$—	$77,980

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$2,417	$—	$2,417	$(2,417)	$—	$—
Counterparty B	19,197	—	19,197	(19,197)	—	—
Counterparty C	6,819	—	6,819	(6,819)	—	—
Counterparty D	4,180	—	4,180	(4,180)	—	—
Counterparty E	42	—	42	(42)	—	—
Total	$32,655	$—	$32,655	$(32,655)	$—	$—

Note 10. Debt
Outstanding debt consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
2022 Notes	$1,149,583	$1,149,817
2027 Notes	1,000,000	—
2029 Notes	750,000	—
2032 Notes	1,250,000	—
Term loan under the 2020 Credit Agreement	—	693,750
Total principal amount	4,149,583	1,843,567
Less: unamortized debt discount and issuance costs	(26,578)	(3,770)
Net carrying amount	4,123,005	1,839,797
Less: debt, current	(1,148,982)	(1,222,443)
Debt, noncurrent	$2,974,023	$617,354
As of July 31, 2022, the future principal payments for the outstanding debt were as follows (in thousands):

Fiscal Period:
Remainder of 2023	$1,149,583
2024	—
2025	—
2026	—
2027	—
Thereafter	3,000,000
Total principal amount	$4,149,583
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of July 31, 2022, we were in compliance with all covenants associated with the Senior Notes.
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
As of July 31, 2022, the total estimated fair value of the Senior Notes was $2.9 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.

Credit Agreement
In April 2022, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. The 2022 Credit Agreement replaced our prior credit agreement entered into in April 2020 (“2020 Credit Agreement”) which provided for a term loan facility in an aggregate original principal amount of $750 million and a revolving credit facility in an aggregate principal amount of $750 million. Concurrently with entering into the 2022 Credit Agreement, we paid off the remaining principal balance of $694 million on the term loan under the 2020 Credit Agreement and terminated the revolving credit facility under the 2020 Credit Agreement which had no outstanding balance. The modification to our revolving credit facility and extinguishment of the term loan under the 2020 Credit Agreement did not have a material impact to our Condensed Consolidated Statements of Operations for the six months ended July 31, 2022.
As of July 31, 2022, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) rate plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.
The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of July 31, 2022, we were in compliance with all covenants.
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
The initial conversion rate for the 2022 Notes is 6.7982 shares of Class A common stock per $1,000 principal amount, which is equal to an initial conversion price of approximately $147.10 per share of Class A common stock, subject to adjustment. Prior to the close of business on May 31, 2022, conversion of the 2022 Notes was subject to the satisfaction of certain conditions, as described below.
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
Holders of the 2022 Notes could convert all or a portion of their 2022 Notes prior to the close of business on May 31, 2022, in multiples of $1,000 principal amount, only under the following circumstances:
•if the last reported sale price of our Class A common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter was greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day;
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

The 2022 Notes were convertible at the option of the holders during the second quarter of fiscal 2023, prior to the close of business on May 31, 2022, since the trigger for early conversion was met. Beginning on June 1, 2022, holders of the 2022 Notes may convert their 2022 Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2022 Notes. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material.
The 2022 Notes are classified as current on the Condensed Consolidated Balance Sheets as of July 31, 2022, and January 31, 2022. The effective interest rate on the 2022 Notes is 0.56%. As of July 31, 2022, and January 31, 2022, the estimated fair value of the 2022 Notes was $1.3 billion and $1.9 billion, respectively. The estimated fair value of the 2022 Notes, which we have classified as a Level 2 financial instrument, was determined based on the quoted bid price in an over-the-counter market on the last trading day of each applicable reporting period.
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
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Contractual interest expense	$28,281	$3,174	$39,666	$6,322
Interest cost related to amortization and write-off of debt discount and issuance costs	1,842	997	4,443	1,994
Total interest expense	$30,123	$4,171	$44,109	$8,316
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $286 million and $248 million as of July 31, 2022, and January 31, 2022, respectively, and operating lease liabilities were $305 million and $263 million as of July 31, 2022, and January 31, 2022, respectively. We have also entered into finance lease agreements for other property and equipment. As of July 31, 2022, and January 31, 2022, finance leases were not material.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Operating lease cost	$24,773	$22,743	$48,417	$47,016
Short-term lease cost	922	2,037	2,147	4,215
Variable lease cost	10,410	4,642	20,183	9,763
Total operating lease cost	$36,105	$29,422	$70,747	$60,994
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$19,538	$19,951	$45,196	$46,573
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	57,899	17,188	86,480	38,689
Other information related to our operating leases was as follows:

	July 31, 2022	January 31, 2022
Weighted average remaining lease term (in years)	5	5
Weighted average discount rate	2.65%	2.35%
As of July 31, 2022, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Period:
Remainder of 2023	$49,596
2024	93,905
2025	75,767
2026	46,483
2027	25,597
Thereafter	43,285
Total lease payments	334,633
Less imputed interest	(29,615)
Total operating lease liabilities	$305,018
As of July 31, 2022, we have additional operating leases for data centers that had not yet commenced with total undiscounted lease payments of $53 million. These operating leases will commence in fiscal 2023 and fiscal 2024, with lease terms ranging from five to six years.
Note 12. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the six months ended July 31, 2022, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of July 31, 2022, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 13. Stockholders’ Equity
Common Stock
As of July 31, 2022, there were 200 million shares of Class A common stock, net of treasury stock, and 55 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
On June 22, 2022, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. As of July 31, 2022, we had 30 million shares of Class A common stock available for future grants.
On June 22, 2022, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares on March 31, 2022. As of July 31, 2022, 5 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the six months ended July 31, 2022, is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	11,808	$209.12
RSUs granted	7,340	210.58
RSUs vested	(3,134)	203.34
RSUs forfeited	(780)	203.45
Balance as of July 31, 2022	15,234	211.30
As of July 31, 2022, there was a total of $2.5 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2022, 0.4 million shares of performance-based restricted stock units (“PRSUs”) were granted to employees below the level of vice president that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2022. During the six months ended July 31, 2022, we recognized $16 million in compensation cost related to these PRSUs. We did not grant any company-wide PRSUs in fiscal 2023.

Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during the six months ended July 31, 2022, is as follows (in millions, except number of shares which are reflected in thousands and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2022	387	$20.09	$90
Stock options exercised	(178)	11.86
Stock options canceled	(14)	30.93
Balance as of July 31, 2022	195	26.79	25
Vested and expected to vest as of July 31, 2022	195	26.79	25
Exercisable as of July 31, 2022	195	26.74	25
As of July 31, 2022, unrecognized compensation cost related to unvested stock options was not material.
Note 14. Unearned Revenue and Performance Obligations
Subscription services revenues of $1.2 billion and $970 million were recognized during the three months ended July 31, 2022, and 2021, respectively, that were included in the unearned revenue balances as of April 30, 2022, and 2021, respectively. Subscription services revenues of $2.0 billion and $1.7 billion were recognized during the six months ended July 31, 2022, and 2021, respectively, that were included in the unearned revenue balances as of January 31, 2022, and 2021, respectively. Professional services revenues recognized in the same periods from unearned revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2022, approximately $13.5 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $8.4 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of July 31, 2022, were not material.
Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Interest income	$15,214	$1,333	$19,221	$3,336
Interest expense (1)	(30,160)	(4,190)	(44,178)	(8,367)
Other (2)	(17,843)	105,842	(27,995)	98,965
Total other income (expense), net	$(32,789)	$102,985	$(52,952)	$93,934
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discounts and issuance costs. For further information, see Note 10, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 16. Income Taxes
We reported an income tax provision of $6 million and an income tax benefit of $5 million for the six months ended July 31, 2022, and 2021, respectively. The income tax provision for the six months ended July 31, 2022, was primarily attributable to a taxable gain recognized from integrating intellectual property, income tax expenses in profitable foreign jurisdictions, and an increase in state taxes due to capitalized research and development expenditures. The income tax benefit for the six months ended July 31, 2021, was primarily attributable to excess tax benefit from stock option deductions in foreign jurisdictions and reversal of previously accrued tax liabilities upon favorable tax audit results.

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
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of July 31, 2022, we continue to maintain a full valuation allowance on our deferred tax assets in certain jurisdictions.
Note 17. Net Income (Loss) Per Share
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
Basic and diluted net loss per share was the same for the three and six months ended July 31, 2022, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$(50,282)	$(13,876)	$80,955	$24,781	$(130,088)	$(36,243)	$45,188	$14,026
Denominator:
Weighted-average shares outstanding, basic	199,342	55,013	189,069	57,874	197,928	55,143	187,204	58,104
Net income (loss) per share, basic	$(0.25)	$(0.25)	$0.43	$0.43	$(0.66)	$(0.66)	$0.24	$0.24
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$(50,282)	$(13,876)	$80,955	$24,781	$(130,088)	$(36,243)	$45,188	$14,026
Interest expense on convertible senior notes, net of tax	—	—	1,229	376	—	—	—	—
Reallocation of net income and interest expense as a result of conversion of Class B to Class A common stock	—	—	25,157	—	—	—	14,026	—
Reallocation of net income and interest expense to Class B common stock	—	—	—	(1,265)	—	—	—	(421)
Net income (loss) for diluted calculation	(50,282)	(13,876)	107,341	23,892	(130,088)	(36,243)	59,214	13,605
Denominator:
Weighted-average shares outstanding, basic	199,342	55,013	189,069	57,874	197,928	55,143	187,204	58,104
Conversion of Class B to Class A common stock	—	—	57,874	—	—	—	58,104	—
Dilutive effect of share-based awards	—	—	4,606	—	—	—	6,611	—
Dilutive effect of convertible senior notes	—	—	7,817	—	—	—	—	—
Dilutive effect of warrants related to the issuance of convertible senior notes	—	—	650	—	—	—	981	—
Weighted-average shares outstanding, diluted	199,342	55,013	260,016	57,874	197,928	55,143	252,900	58,104
Net income (loss) per share, diluted	$(0.25)	$(0.25)	$0.41	$0.41	$(0.66)	$(0.66)	$0.23	$0.23
The computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Shares related to outstanding share-based awards	16,599	4,400	15,127	2,626
Shares related to the convertible senior notes	7,815	—	7,816	7,817
Shares subject to warrants related to the issuance of convertible senior notes	7,818	—	7,818	—
Total	32,232	4,400	30,761	10,443

Note 18. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
United States	$1,152,362	$942,561	$2,227,407	$1,826,002
Other countries	383,436	317,800	743,048	609,392
Total revenues	$1,535,798	$1,260,361	$2,970,455	$2,435,394
Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	July 31, 2022	January 31, 2022
United States	$1,281,075	$1,174,371
Ireland	152,429	117,049
Other countries	85,931	79,463
Total long-lived assets	$1,519,435	$1,370,883

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, beliefs, and projections about future events, conditions, and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict and many of which are outside of our control, including those arising from the impact of the coronavirus (“COVID-19”) pandemic and recent macroeconomic events, as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
We plan to reinvest a significant portion of our incremental revenues in future periods to grow our business. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling applications, enhance existing applications, and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia-Pacific, by investing in product development and customer support to address the business needs of local markets, increasing our sales organization and marketing programs, acquiring and leasing additional office space, and expanding our ecosystem of service partners to support local deployments. We expect to make further significant investments in our data center capacity and equipment and third-party hosted infrastructure platforms as we plan for future growth. We are also investing in personnel to support our growing customer base.

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
Impact of the COVID-19 Pandemic and Current Economic Conditions
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Additionally, other recent macroeconomic events including rising inflation, the U.S. Federal Reserve raising interest rates, and the Russian invasion of Ukraine have led to further economic uncertainty.
Despite the continuing uncertainty associated with these events, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers continue to embark on their human resources and finance digital transformation journeys. Demand for our products remains strong, and we continue to achieve solid new subscription bookings.
At the beginning of the COVID-19 pandemic, we temporarily closed the majority of our offices; required most of our employees to work remotely; implemented travel restrictions; and postponed certain of our customer, industry, implementation partner, analyst, investor, and employee events and converted others to virtual-only experiences. As of July 31, 2022, we have welcomed back our employees to our offices and resumed travel and in-person events in accordance with applicable regional guidance. We continue to prioritize employee and community health and safety.
Our near-term revenues are relatively predictable as a result of our subscription-based business model. However, if the economic uncertainty increases, we may experience a negative impact on new business, customer renewals, sales and marketing efforts, revenue growth rates, customer deployments, customer collections, product development, or other financial metrics, similar to what we experienced at the onset of the pandemic. Any of these factors could harm our business, financial condition, and operating results. For further discussion of the potential impacts of the COVID-19 pandemic and recent macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.

Financial Results Overview
The following table provides an overview of our key metrics (in thousands, except percentages, basis points, and headcount data):

	Three Months Ended July 31,			Six Months Ended July 31,
	2022	2021	Change	2022	2021	Change
Total revenues	$1,535,798	$1,260,361	22%	$2,970,455	$2,435,394	22%
Subscription services revenues	$1,367,335	$1,113,454	23%	$2,639,411	$2,145,623	23%

GAAP operating income (loss)	$(34,078)	$(1,120)	2943%	$(106,921)	$(39,433)	171%
Non-GAAP operating income (1)	$301,552	$291,804	3%	$590,110	$580,317	2%

GAAP operating margin	(2.2)%	(0.1)%	(210 bps)	(3.6)%	(1.6)%	(200 bps)
Non-GAAP operating margin (1)	19.6%	23.2%	(360 bps)	19.9%	23.8%	(390 bps)

Operating cash flows	$114,358	$198,473	(42)%	$554,075	$650,901	(15)%

				As of July 31,
				2022	2021	% Change
Total subscription revenue backlog				$13,469,639	$10,576,400	27%
24-month subscription revenue backlog				$8,373,761	$6,882,331	22%

Cash, cash equivalents, and marketable securities				$6,292,967	$3,307,958	90%

Headcount				16,918	13,445	26%
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
Subscription services revenues accounted for 89% of our total revenues for each of the three and six-month periods ended July 31, 2022, and represented 96% of our total unearned revenue as of July 31, 2022. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Product development. Product development expenses consist primarily of employee-related expenses associated with our efforts to add new features and applications, increase functionality, and enhance the ease of use of our cloud applications.
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
Results of Operations
Revenues
Our total revenues for the three and six months ended July 31, 2022, and 2021, were as follows (in thousands, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2022	2021	% Change	2022	2021	% Change
Subscription services	$1,367,335	$1,113,454	23%	$2,639,411	$2,145,623	23%
Professional services	168,463	146,907	15%	331,044	289,771	14%
Total revenues	$1,535,798	$1,260,361	22%	$2,970,455	$2,435,394	22%
Total revenues were $1.5 billion for the three months ended July 31, 2022, compared to $1.3 billion for the prior year period, an increase of $275 million, or 22%. Subscription services revenues were $1.4 billion for the three months ended July 31, 2022, compared to $1.1 billion for the prior year period, an increase of $254 million, or 23%. The increase in subscription services revenues was primarily due to an increased number of customer contracts and strong customer renewals, with gross retention over 95%. Professional services revenues were $168 million for the three months ended July 31, 2022, compared to $147 million for the prior year period, an increase of $22 million, or 15%. The increase in professional services revenues was primarily due to Workday performing deployment and integration services for a greater number of customers.

Total revenues were $3.0 billion for the six months ended July 31, 2022, compared to $2.4 billion for the prior year period, increase of $535 million, or 22%. Subscription services revenues were $2.6 billion for the six months ended July 31, 2022, compared to $2.1 billion for the prior year period, an increase of $494 million, or 23%. The increase in subscription services revenues was primarily due to an increased number of customer contracts and strong customer renewals, with gross retention over 95%. Professional services revenues were $331 million for the six months ended July 31, 2022, compared to $290 million for the prior year period, an increase of $41 million, or 14%. The increase in professional services revenues was primarily due to Workday performing deployment and integration services for a greater number of customers.
Subscription Revenue Backlog
Our total subscription revenue backlog as of July 31, 2022, was $13.5 billion, with $8.4 billion expected to be recognized in revenues over the next 24 months. As of July 31, 2021, our total subscription revenue backlog was $10.6 billion, with $6.9 billion expected to be recognized in revenues over the next 24 months. The increase in subscription revenue backlog was primarily driven by the addition of new customers, expansion of our product offerings with existing customers, and the timing of renewals.
Operating Expenses
GAAP operating expenses were $1.6 billion for the three months ended July 31, 2022, compared to $1.3 billion for the prior year period, an increase of $308 million, or 24%. The increase in GAAP operating expenses included $219 million in employee-related expenses due to higher headcount, additional share-based compensation, and a performance-based cash bonus program introduced in the fourth quarter of fiscal 2022 for all employees not covered under an existing incentive plan (“performance-based cash bonus program”) of $34 million. Additionally, there were increases of $22 million in facilities and IT-related expenses, $19 million in travel expenses, $17 million related to marketing programs, and $16 million in third-party expenses for hardware maintenance and data center capacity.
GAAP operating expenses were $3.1 billion for the six months ended July 31, 2022, compared to $2.5 billion for the prior year period, an increase of $603 million, or 24%. The increase in GAAP operating expenses included $427 million in employee-related expenses due to higher headcount, additional share-based compensation, and expense related to the performance-based cash bonus program of $69 million. Additionally, there were increases of $44 million in facilities and IT-related expenses, $34 million in travel expenses, $32 million in third-party expenses for hardware maintenance and data center capacity, and $31 million related to marketing programs.
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
Non-GAAP operating expenses were $1.2 billion for the three months ended July 31, 2022, compared to $969 million for the prior year period, an increase of $266 million, or 27%. The increase in non-GAAP operating expenses included $178 million in employee-related expenses due to higher headcount and expense related to the performance-based cash bonus program of $34 million. Additionally, there were increases of $22 million in facilities and IT-related expenses, $19 million in travel expenses, $17 million related to marketing programs, and $16 million in third-party expenses for hardware maintenance and data center capacity.
Non-GAAP operating expenses were $2.4 billion for the six months ended July 31, 2022, compared to $1.9 billion for the prior year period, an increase of $525 million, or 28%. The increase in non-GAAP operating expenses included $355 million in employee-related expenses due to higher headcount and expense related to the performance-based cash bonus program of $69 million. Additionally, there were increases of $44 million in facilities and IT-related expenses, $34 million in travel expenses, $32 million in third-party expenses for hardware maintenance and data center capacity, and $31 million related to marketing programs.

Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended July 31, 2022
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$244,982	$(25,090)	$(14,596)	$205,296
Costs of professional services	178,103	(25,838)	(775)	151,490
Product development	547,835	(147,181)	(2,236)	398,418
Sales and marketing	458,701	(59,878)	(9,388)	389,435
General and administrative	140,255	(50,020)	(628)	89,607
Total costs and expenses	$1,569,876	$(308,007)	$(27,623)	$1,234,246

	Three Months Ended July 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$192,738	$(20,421)	$(13,132)	$159,185
Costs of professional services	152,783	(26,534)	(1,215)	125,034
Product development	444,251	(129,892)	(3,161)	311,198
Sales and marketing	358,157	(52,168)	(9,764)	296,225
General and administrative	113,552	(35,704)	(933)	76,915
Total costs and expenses	$1,261,481	$(264,719)	$(28,205)	$968,557

	Six Months Ended July 31, 2022
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$477,904	$(51,320)	$(30,922)	$395,662
Costs of professional services	348,002	(53,422)	(4,674)	289,906
Product development	1,089,344	(300,485)	(15,247)	773,612
Sales and marketing	888,002	(119,047)	(23,434)	745,521
General and administrative	274,124	(95,239)	(3,241)	175,644
Total costs and expenses	$3,077,376	$(619,513)	$(77,518)	$2,380,345

	Six Months Ended July 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$374,946	$(41,138)	$(27,336)	$306,472
Costs of professional services	303,628	(54,226)	(8,168)	241,234
Product development	885,867	(259,754)	(22,703)	603,410
Sales and marketing	684,651	(102,476)	(26,870)	555,305
General and administrative	225,735	(71,760)	(5,319)	148,656
Total costs and expenses	$2,474,827	$(529,354)	$(90,396)	$1,855,077
(1)Other operating expenses include amortization of acquisition-related intangible assets of $22 million and $20 million for the three months ended July 31, 2022, and 2021, respectively, and $43 million and $38 million for the six months ended July 31, 2022, and 2021, respectively. In addition, other operating expenses include employer payroll tax-related items on employee stock transactions of $6 million and $8 million for the three months ended July 31, 2022, and 2021, respectively, and $34 million and $53 million for the six months ended July 31, 2022, and 2021, respectively.
(2)See “Non-GAAP Financial Measures” below for further information.

Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $245 million for the three months ended July 31, 2022, compared to $193 million for the prior year period, an increase of $52 million, or 27%. The increase in costs of subscription services included increases of $25 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $11 million in third-party expenses for hardware maintenance and data center capacity, $7 million in facilities and IT-related expenses, and $4 million in depreciation expense related to equipment in our data centers.
GAAP operating expenses in costs of subscription services were $478 million for the six months ended July 31, 2022, compared to $375 million for the prior year period, an increase of $103 million, or 27%. The increase in costs of subscription services included increases of $51 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $23 million in third-party expenses for hardware maintenance and data center capacity, $13 million in facilities and IT-related expenses, and $8 million in depreciation expense related to equipment in our data centers.
Non-GAAP operating expenses in costs of subscription services were $205 million for the three months ended July 31, 2022, compared to $159 million for the prior year period, an increase of $46 million, or 29%. The increase in costs of subscription services included increases of $21 million in employee-related expenses primarily due to higher headcount, $11 million in third-party expenses for hardware maintenance and data center capacity, $7 million in facilities and IT-related expenses, and $4 million in depreciation expense related to equipment in our data centers.
Non-GAAP operating expenses in costs of subscription services were $396 million for the six months ended July 31, 2022, compared to $306 million for the prior year period, an increase of $89 million, or 29%. The increase in costs of subscription services included increases of $42 million in employee-related expenses primarily due to higher headcount, $23 million in third-party expenses for hardware maintenance and data center capacity, $13 million in facilities and IT-related expenses, and $8 million in depreciation expense related to equipment in our data centers.
We expect GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
GAAP operating expenses in costs of professional services were $178 million for the three months ended July 31, 2022, compared to $153 million for the prior year period, an increase of $25 million, or 17%. The increase in costs of professional services included increases of $15 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $5 million in travel expenses, and $4 million in professional services and subcontractor expenses.
GAAP operating expenses in costs of professional services were $348 million for the six months ended July 31, 2022, compared to $304 million for the prior year period, an increase of $44 million, or 15%. The increase in costs of professional services included increases of $27 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $8 million in professional services and subcontractor expenses, and $7 million in travel expenses.
Non-GAAP operating expenses in costs of professional services were $151 million for the three months ended July 31, 2022, compared to $125 million for the prior year period, an increase of $26 million, or 21%. The increase in costs of professional services included increases of $16 million in employee-related expenses primarily due to higher headcount, $5 million in travel expenses, and $4 million in professional services and subcontractor expenses.
Non-GAAP operating expenses in costs of professional services were $290 million for the six months ended July 31, 2022, compared to $241 million for the prior year period, an increase of $49 million, or 20%. The increase in costs of professional services included increases of $31 million in employee-related expenses primarily due to higher headcount, $8 million in professional services and subcontractor expenses, and $7 million in travel expenses.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.

Product Development
GAAP operating expenses in product development were $548 million for the three months ended July 31, 2022, compared to $444 million for the prior year period, an increase of $104 million, or 23%. The increase in product development expenses was primarily due to an increase of $95 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
GAAP operating expenses in product development were $1.1 billion for the six months ended July 31, 2022, compared to $886 million for the prior year period, an increase of $203 million, or 23%. The increase in product development expenses was primarily due to an increase of $181 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
Non-GAAP operating expenses in product development were $398 million for the three months ended July 31, 2022, compared to $311 million for the prior year period, an increase of $87 million, or 28%. The increase in product development expenses was primarily due to an increase of $79 million in employee-related expenses primarily due to higher headcount.
Non-GAAP operating expenses in product development were $774 million for the six months ended July 31, 2022, compared to $603 million for the prior year period, an increase of $170 million, or 28%. The increase in product development expenses was primarily due to an increase of $148 million in employee-related expenses primarily due to higher headcount.
We expect GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $459 million for the three months ended July 31, 2022, compared to $358 million for the prior year period, an increase of $101 million, or 28%. The increase in sales and marketing expenses included increases of $60 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $17 million related to marketing programs, and $8 million in travel expenses.
GAAP operating expenses in sales and marketing were $888 million for the six months ended July 31, 2022, compared to $685 million for the prior year period, an increase of $203 million, or 30%. The increase in sales and marketing expenses included increases of $129 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $31 million related to marketing programs, and $19 million in travel expenses.
Non-GAAP operating expenses in sales and marketing were $389 million for the three months ended July 31, 2022, compared to $296 million for the prior year period, an increase of $93 million, or 31%. The increase in sales and marketing expenses included increases of $53 million in employee-related expenses primarily due to higher headcount, $17 million related to marketing programs, and $8 million in travel expenses.
Non-GAAP operating expenses in sales and marketing were $746 million for the six months ended July 31, 2022, compared to $555 million for the prior year period, an increase of $190 million, or 34%. The increase in sales and marketing expenses included increases of $117 million in employee-related expenses primarily due to higher headcount, $31 million related to marketing programs, and $19 million in travel expenses.
We expect GAAP and non-GAAP sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
GAAP operating expenses in general and administrative were $140 million for the three months ended July 31, 2022, compared to $114 million for the prior year period, an increase of $27 million, or 24%. The increase in general and administrative expenses included increases of $23 million in employee-related expenses, including share-based compensation, primarily due to higher headcount and $2 million in travel expenses.
GAAP operating expenses in general and administrative were $274 million for the six months ended July 31, 2022, compared to $226 million for the prior year period, an increase of $48 million, or 21%. The increase in general and administrative expenses included increases of $38 million in employee-related expenses, including share-based compensation, primarily due to higher headcount and $4 million in travel expenses.
Non-GAAP operating expenses in general and administrative were $90 million for the three months ended July 31, 2022, compared to $77 million for the prior year period, an increase of $13 million, or 17%. The increase in general and administrative expenses included increases of $9 million in employee-related expenses primarily due to higher headcount and $2 million in travel expenses.

Non-GAAP operating expenses in general and administrative were $176 million for the six months ended July 31, 2022, compared to $149 million for the prior year period, an increase of $27 million, or 18%. The increase in general and administrative expenses included increases of $17 million in employee-related expenses primarily due to higher headcount and $4 million in travel expenses.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margin
GAAP operating margin declined from (0.1)% for the three months ended July 31, 2021, to (2.2)% for the three months ended July 31, 2022, primarily related to increases in expenses due to higher headcount, the rollout of the performance-based cash bonus program to all employees not covered under an existing incentive plan, a return to travel and in-person events, and other growth investments made across the business, offset by higher revenues.
GAAP operating margin declined from (1.6)% for the six months ended July 31, 2021, to (3.6)% for the six months ended July 31, 2022, primarily related to increases in expenses due to higher headcount, the rollout of the performance-based cash bonus program to all employees not covered under an existing incentive plan, a return to travel and in-person events, and other growth investments made across the business, offset by higher revenues.
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
Non-GAAP operating margin declined from 23.2% for the three months ended July 31, 2021, to 19.6% for the three months ended July 31, 2022, primarily related to increases in expenses due to higher headcount, the rollout of the performance-based cash bonus program to all employees not covered under an existing incentive plan, a return to travel and in-person events, and other growth investments made across the business, offset by higher revenues.
Non-GAAP operating margin declined from 23.8% for the six months ended July 31, 2021, to 19.9% for the six months ended July 31, 2022, primarily related to increases in expenses due to higher headcount, the rollout of the performance-based cash bonus program to all employees not covered under an existing incentive plan, a return to travel and in-person events, and other growth investments made across the business, offset by higher revenues.

Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in thousands, except percentages):

	Three Months Ended July 31, 2022
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(34,078)	$308,007	$27,623	$301,552
Operating margin	(2.2)%	20.1%	1.7%	19.6%

	Three Months Ended July 31, 2021
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(1,120)	$264,719	$28,205	$291,804
Operating margin	(0.1)%	21.0%	2.3%	23.2%

	Six Months Ended July 31, 2022
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(106,921)	$619,513	$77,518	$590,110
Operating margin	(3.6)%	20.9%	2.6%	19.9%

	Six Months Ended July 31, 2021
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(39,433)	$529,354	$90,396	$580,317
Operating margin	(1.6)%	21.7%	3.7%	23.8%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
We had other expense, net of $33 million for the three months ended July 31, 2022, as compared to other income, net of $103 million for the three months ended July 31, 2021. The increase in other expense, net was primarily due to a net reduction in equity investment gains of $123 million, the majority of which related to an equity investment that completed its initial public offering (“IPO”) in the prior fiscal year. Additionally, other expense, net increased due to interest expense of $29 million for our Senior Notes issued in the first quarter of the current fiscal year. Increases were offset by additional interest income of $14 million on marketable debt securities as a result of higher investment balances and increased interest rates.
We had other expense, net of $53 million for the six months ended July 31, 2022, as compared to other income, net of $94 million for the six months ended July 31, 2021. The increase in other expense, net was primarily due to a net reduction in equity investment gains of $124 million, the majority of which related to an equity investment that completed its IPO in the prior fiscal year. Additionally, other expense, net increased due to interest expense of $38 million for our Senior Notes issued during the current fiscal year. Increases were offset by additional interest income of $16 million on marketable debt securities as a result of higher investment balances and increased interest rates.
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
See “Results of Operations—Operating Expenses” and “Results of Operations—Operating Margin” for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses, GAAP operating income (loss), and GAAP operating margin, to the non-GAAP financial measures, non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin, for the three and six months ended July 31, 2022, and 2021.
Liquidity and Capital Resources
As of July 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $6.3 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of, in order from largest to smallest, U.S. treasury securities, commercial paper, U.S. agency obligations, money market funds, corporate bonds, and marketable equity investments. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.

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
Our cash flows for the three and six months ended July 31, 2022, and 2021, were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net cash provided by (used in):
Operating activities	$114,358	$198,473	$554,075	$650,901
Investing activities	(486,995)	(139,332)	(1,957,736)	(1,001,048)
Financing activities	83,087	66,298	2,360,789	55,290
Effect of exchange rate changes	(145)	(321)	(830)	(135)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(289,695)	$125,118	$956,298	$(294,992)
Operating Activities
Cash provided by operating activities was $114 million and $198 million for the three months ended July 31, 2022, and 2021, respectively. The decline in cash provided by operating activities resulted from increased payments made to support return to office and in-person events and other growth investments across the business, offset by increases in sales and related cash collections.
Cash provided by operating activities was $554 million and $651 million for the six months ended July 31, 2022, and 2021, respectively. The decline in cash provided by operating activities resulted from increased payments made to support return to office and in-person events, the new employee performance-based cash bonus program for all employees not covered under an existing incentive plan, and other growth investments across the business, offset by increases in sales and related cash collections.
We expect our business to continue to generate sufficient operating cash flows; however, if the economic uncertainty caused by the COVID-19 pandemic and recent macroeconomic events worsens or is prolonged, our customers may request payment timing concessions, which could materially impact the timing and predictability of our operating cash flows in any given period.
Investing Activities
Cash used in investing activities for the three months ended July 31, 2022, was $487 million, which primarily resulted from a cash outflow from the timing of purchases and maturities of marketable securities of $345 million and capital expenditures for data center and office space projects of $169 million, offset by proceeds of $28 million from sales of marketable securities.
Cash used in investing activities for the three months ended July 31, 2021, was $139 million, which primarily resulted from capital expenditures for data center projects of $88 million, a cash outflow due to the timing of purchases and maturities of marketable securities of $58 million, and purchases of non-marketable equity and other investments of $12 million. These payments were partially offset by proceeds of $15 million from sales of marketable securities.
Cash used in investing activities for the six months ended July 31, 2022, was $2.0 billion, which primarily resulted from purchases of marketable securities, net of maturities, of $1.8 billion using the proceeds from the Senior Notes offering, capital expenditures for data center and office space projects of $227 million, and purchases of non-marketable equity and other investments of $17 million. These payments were partially offset by proceeds of $33 million from sales of marketable securities and $7 million from sales and maturities of non-marketable securities.

Cash used in investing activities for the six months ended July 31, 2021, was $1.0 billion, which primarily resulted from cash consideration for the acquisition of Peakon, net of cash acquired, of $679 million, the purchase of leased office space within our corporate headquarters from an affiliate of our Co-Founder and CEO Emeritus, David Duffield, of $171 million, capital expenditures primarily for data center projects of $158 million, and purchases of non-marketable equity and other investments of $58 million. These payments were partially offset by a cash inflow due to the timing of purchases and maturities of marketable securities of $34 million and proceeds of $27 million from sales of marketable securities.
We expect capital expenditures will be approximately $450 million in fiscal 2023. This includes investments in our office facilities, corporate IT infrastructure, and customer data centers to support our continued growth.
Financing Activities
Cash provided by financing activities was $83 million for the three months ended July 31, 2022, which was primarily due to proceeds of $83 million from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $66 million for the three months ended July 31, 2021, which was primarily due to proceeds of $76 million from the issuance of common stock from employee equity plans, offset by a payment of $9 million on the term loan under the 2020 Credit Agreement.
Cash provided by financing activities was $2.4 billion for the six months ended July 31, 2022, which was primarily due to proceeds of $3.0 billion from borrowings on the Senior Notes, net of debt discount of $22 million, and $84 million from the issuance of common stock from employee equity plans, offset by the repayment of the term loan under the 2020 Credit Agreement of $694 million and payments for debt issuance costs of $7 million.
Cash provided by financing activities was $55 million for the six months ended July 31, 2021, which was primarily due to proceeds of $74 million from the issuance of common stock from employee equity plans, offset by payments of $19 million on the term loan under the 2020 Credit Agreement.
In the third quarter of fiscal 2023, the 2022 Notes will become due, which will result in a cash outflow of approximately $1.15 billion. Through the date of this filing, the amount of the principal balance of the 2022 Notes that has been converted or for which conversion has been requested was not material. For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Contractual Obligations
Except for the April 2022 debt transactions discussed in Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, which include the issuance of $3.0 billion of Senior Notes, the modification to our revolving credit facility, and the extinguishment of the term loan under the 2020 Credit Agreement, there were no material changes outside the ordinary course of business to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
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
We believe that the following critical accounting policies involve a high degree of judgement and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Business combinations, goodwill, and acquisition-related intangible assets
•Non-marketable equity investments
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. There were no significant changes to our critical accounting policies and estimates during the six months ended July 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The COVID-19 pandemic and recent macroeconomic events have resulted in negative impacts on global economies and financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts of these events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of July 31, 2022, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $6.3 billion and $3.6 billion as of July 31, 2022, and January 31, 2022, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and marketable equity investments. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100 basis points in interest rates would have resulted in a $16 million and $11 million market value reduction in our investment portfolio as of July 31, 2022, and January 31, 2022, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
Borrowings under our 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a SOFR rate plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. Because the interest rates applicable to borrowings under the 2022 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing.
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
•the dual class structure of our common stock has the effect of concentrating voting control with David Duffield and Aneel Bhusri (our “Co-Founders”), as well as with other executive officers, directors, and affiliates, which gives our Co-Founders and other members of management control over key decisions and limits or precludes the ability of non-affiliates to influence corporate matters;
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. In addition, the Russian invasion of Ukraine in early fiscal 2023 has led to further economic disruption. While we do not operate in Russia and while our extended workforce in Ukraine is not a material part of our workforce, the conflict has increased inflationary cost pressures and supply chain constraints which have negatively impacted the global economy. In response to the concerns over inflation risk, the U.S. Federal Reserve raised interest rates in March and July 2022, and has signaled they expect additional rate increases throughout the year and into calendar year 2023. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to such events, and the effectiveness of those actions. As a result of these and other recent macroeconomic events, we have experienced volatility in the trading prices for our Class A common stock, and such volatility may continue in the long term. Any sustained adverse impacts from these and other recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.
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

As of July 31, 2022, our offices have reopened and we have begun permitting travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, reopening our offices could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our real estate portfolio, as well as strategy, operational, talent recruiting and retention, and workplace culture challenges that may adversely affect our business. The COVID-19 pandemic and recent macroeconomic events could also impact our data center and computing infrastructure operations, including potential disruptions to, among other things, the supply chain required to maintain these systems, construction projects designed to expand our data center capacity, and primary vendors who provide critical products and services.
Our future revenues rely on continued demand by existing customers and the acquisition of new customers who may be subject to labor shortages and global supply chain disruptions due to recent macroeconomic events. In connection with recent macroeconomic events, we have experienced and may continue to experience delays in purchasing decisions from prospective customers and a reduction in customer demand, particularly in the industries most impacted by the COVID-19 pandemic, such as travel and hospitality. Similarly, we experienced a reduction in renewal rates, particularly within our subset of small and medium-sized planning customers, as well as reduced customer spend and delayed payments. Our business, financial condition, and operating results may be negatively impacted in future periods due to a resurgence of COVID-19 or on account of recent macroeconomic events. While our subscription services revenues are relatively predictable in the near term as a result of our subscription-based business model, the effect of recent macroeconomic events may not be fully reflected in our operating results and overall financial performance until future periods.
It is not possible for us to estimate the duration or magnitude of the adverse results of recent macroeconomic events and their effect on our business, financial condition, or operating results at this time, as the impact will depend on future developments, which are highly uncertain and difficult to predict. To the extent recent macroeconomic events adversely affect our business, financial condition, and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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

We have experienced, and may in the future experience, defects, system disruptions, outages, and other performance problems, including the failure of our applications to perform properly. These problems may be caused by a variety of factors, including infrastructure and software or code changes, vendor issues, software and system defects, human error, viruses, worms, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Because of the large amount of data that we collect and process in our systems, it is possible that these issues could result in significant disruption, data loss or corruption, or cause the data to be incomplete or contain inaccuracies that our customers and other users regard as significant. Additionally, such issues have, and may in the future, result in vulnerabilities that could inadvertently result in unauthorized access to data. Furthermore, the availability or performance of our applications could also be adversely affected by our customers’ and other users’ inability to access the internet. For example, our customers and other users access our applications through their internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ and other users’ access to our applications, which could adversely affect their perception of our applications’ reliability and our revenues. In addition, certain countries have implemented or may implement legislative and technological actions that either do or can effectively regulate access to the internet, including the ability of internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the internet for the delivery of their services.
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
In addition, we rely upon third-party hosted infrastructure partners globally, including AWS, Google LLC, and Microsoft Corporation, to serve customers and operate certain aspects of our services. Any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted. For example, in July 2022, we experienced a disruption at certain of our hosted data centers in two of our U.S. locations due to high temperatures and power outages that resulted in a brief temporary outage of our services for a subset of our customers. Problems faced by these data center operators or hosted infrastructure partners, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers or other users. In addition, any financial difficulties, such as bankruptcy, faced by these data center operators, our hosted infrastructure partners, or any of the other service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. These facilities may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, natural catastrophic events, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit or delay operation.

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
To execute our growth plan, we must attract, train, and retain highly qualified personnel. Our ability to compete and succeed in a highly competitive environment is directly correlated to our ability to recruit and retain highly skilled employees, especially in the areas of product development, engineers with significant experience in designing and developing software and internet-related services, including in the areas of machine learning and artificial intelligence (“AI”); for cybersecurity professionals; and for senior sales executives. The market for skilled personnel in the software industry is very competitive, and we have seen these pressures increase significantly through the COVID-19 pandemic and due to other macroeconomic factors. As we are headquartered in the San Francisco Bay Area, we face intense competition among large and small firms in the Silicon Valley market. In addition, the expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Identifying and recruiting qualified personnel and training them in our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. Our business may be adversely affected if our efforts to attract and train new members of our direct sales force do not generate a corresponding increase in revenues. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in desired geographic areas or at all.
Many of the companies with which we compete for experienced personnel have greater resources than we have and may offer more lucrative compensation packages than we offer. Our business may be adversely affected if we are unable to retain our highly skilled employees, especially our senior sales executives. Job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, or if the mix of equity and cash compensation that we offer is not sufficiently attractive, it may adversely affect our ability to recruit and retain highly skilled employees. The challenges we face in recruiting and hiring qualified personnel may be compounded by a decreased willingness of candidates to leave their current employment due to various factors including economic uncertainty caused by recent macroeconomic factors. As market volatility continues with the ongoing COVID-19 pandemic and other macroeconomic factors, we may face additional challenges in recruiting and retaining qualified personnel. Additionally, job candidates may be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have an adverse effect on hiring and result in a diversion of our time and resources. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. Further, our current and future office environments, such as our current hybrid work policies, may not meet the expectations of our employees or prospective employees, and may amplify challenges in recruiting. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.

If we cannot maintain our corporate culture, we could lose the innovation, teamwork, and passion that we believe contribute to our success, and our business may be harmed.
We believe that a critical component of our success has been our corporate culture, as reflected in our core values: employees, customer service, innovation, integrity, fun, and profitability. We also believe that our commitment to our corporate culture, as well as our commitment to building products and services that help provide our customers with information regarding their own workforce and corporate culture, is part of the reason why our customers choose us. As we continue to grow, both organically and through acquisitions of employee teams, and develop the infrastructure associated with being a more mature public company, we will need to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions. Additionally, we and our stakeholders increasingly expect to have a corporate culture that embraces diversity and inclusion, and any inability to attract and retain diverse and qualified personnel may harm our corporate culture and our business. Moreover, our hybrid work policies require significant action to preserve our culture. Furthermore, we substantially grew our employee base in fiscal 2022, and we must be able to effectively integrate, develop, and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. Any failure to maintain or adapt our culture could negatively affect our future success, including our ability to retain and recruit personnel and to achieve our corporate objectives, including our ability to quickly develop and deliver new and innovative products.
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
Our quarterly operating results, including our revenues, subscription revenue backlog, operating margin, profitability, and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. As discussed above, the extent to which the ongoing COVID-19 pandemic, the resulting global economic uncertainty, and measures taken in response to the pandemic, as well as recent macroeconomic events, could continue to impact our operating results will depend on future developments, which are highly uncertain and difficult to predict. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities. Additionally, as we typically sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year, we may experience a greater impact on our business and quarterly results due to the prolonged uncertainty.
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
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. Moreover, the ongoing COVID-19 pandemic has made it more difficult to develop and maintain positive awareness of our brand. For example, we held a virtual event, Conversations for a Changing World, in both fiscal 2021 and 2022, in place of our two largest annual customer conferences, Workday Rising and Workday Rising Europe. We have returned to in-person events, but if due to a resurgence of COVID-19 or otherwise, we reinstate our shift to virtual customer, industry, partner, analyst, investor and employee events, these measures may not be as successful or showcase our products as well, and ultimately generate lower levels of customer interest, opportunities, and leads. In addition, we have and may in the future delay certain corporate advertising programs. These measures, if adopted, particularly if extended for prolonged periods, could have negative effects on our ability to develop and maintain widespread positive awareness of our brand, which could harm our business, financial condition, and operating results.
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
A key element of our growth strategy is to further develop our worldwide customer base. Operating globally requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. Our efforts to further expand internationally may not be successful in creating additional demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the markets we enter. Foreign regulations, including privacy, data localization, and import/export regulations, are subject to change and uncertainty, including as a result of geopolitical developments, which may be amplified by the COVID-19 pandemic, macroeconomic conditions, or events such as the Russia-Ukraine conflict. In addition to navigating the challenges related to the ongoing COVID-19 pandemic in foreign jurisdictions, we face other risks in doing business on a global scale that could adversely affect our business, including:
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
•restrictions on the transfer of funds;
•ensuring compliance with anti-corruption laws, including the Foreign Corrupt Practices Act and United Kingdom (“UK”) Bribery Act;
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
Our primary competitors are Oracle Corporation and SAP SE, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based solutions. These vendors include, without limitation: UKG Inc. (formerly The Ultimate Software Group, Inc.), Automatic Data Processing, Inc., Infor, Inc., Ceridian HCM Holding Inc., Microsoft Corporation, Anaplan, Inc., and Coupa Software Inc. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances, and organic development. In addition, other cloud companies that provide services in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. As the market matures and as existing and new market participants introduce new types of technologies and different approaches that enable organizations to address their HCM and financial needs, we expect this competition to intensify in the future.
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
We depend on relationships with third parties such as deployment partners, technology and content providers, and other key suppliers, and are also dependent on third parties for the license of certain software and development tools that are incorporated into or used with our applications. If the operations of these third parties are disrupted, including as a direct or indirect result of recent macroeconomic conditions, our own operations may suffer, which could adversely impact our operating results. In addition, we rely upon licensed third-party software to help improve our internal systems, processes, and controls. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. We may be at a disadvantage if our competitors are effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our services, or in negotiating better rates or terms with such third parties. In addition, acquisitions of our partners by our competitors could end our strategic relationship with the acquired partner and result in a decrease in the number of our current and potential customers, or the support services available for third-party technology may be negatively affected by mergers and consolidation in the software industry. If we are unsuccessful in establishing or maintaining our relationships with these third parties, or in monitoring the quality of their products or performance, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer.
To the extent that our applications depend upon the successful integration and operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software, as well as cybersecurity threats or attacks related to such software, such as the Log4j (as defined below) vulnerability, could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications, result in increased costs, including warranty and other related claims from customers, and injure our reputation. Furthermore, software may not continue to be available to us on commercially reasonable terms. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Integration of new software into our applications may require significant work and require substantial investment of our time and resources.

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
We continue to seek opportunities to enter into new markets and/or new lines of business, some of which we may have very limited or no experience in. As an entrant to new markets and new lines of business, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate adoption rates of these new lines of business or their underlying technology. For example, machine learning and AI are propelling advancements in technology, but if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. Also, we may not be able to properly price our solutions in these new markets, which could negatively affect our ability to sell to customers. Furthermore, customers in these new markets or of the new lines of business may demand more features and professional services, which may require us to devote even greater research and development, sales, support, and professional services resources to such customers. If we fail to generate adequate revenues from these new markets and lines of business, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our business, financial condition, and operating results.
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
The financial and personnel resources we employ to implement and maintain security measures, including our information security risk insurance policy, may not be sufficient to address our security needs. The security measures we have in place may not be sufficient to protect against security risks, preserve our operations and services and the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches. Our information systems may be compromised by computer hackers, employees, contractors, or vendors, as well as software bugs, human error, technical malfunctions, or other malfeasance.
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

There may also be attacks targeting any vulnerabilities in our applications, internally built infrastructure, enhancements, and updates to our existing offerings, or in the many different underlying networks and services that power the internet that our products depend on, most of which are not under our control or the control of our vendors, partners, or customers. Systems and processes designed to protect our applications, systems, software, and data, as well as customer data and other user data, and to prevent data loss and detect security breaches, may not be effective against all cybersecurity threats or perceived threats. We have been subject to such incidents, including through third-party service providers and in connection with acquisitions we have made. In addition, our software development practices have not and may not identify all potential privacy or security issues, and inadvertent disclosures of data have occurred and may occur. For example, in August 2022, we applied a fix in Workday Recruiting to address an issue that temporarily made certain information discoverable to unintended parties. We took immediate action to fix the issue, notify affected customers, and confirm this issue had not impacted Workday’s other environments or applications. We have no indication that the data was accessed maliciously. We also performed an internal investigation and engaged a third party to penetration test the systems at issue, which caused, and may continue to cause, expense and business disruption. These efforts may not be completely effective or eliminate potential risks from this and similar incidents.
In December 2021, a critical remote code execution vulnerability was identified in the Apache Software Foundation’s Log4j software library (“Log4j”). Log4j is an open source software broadly used in Java-based applications to log security and performance information. According to public information, a bad actor can exploit the Log4j vulnerability to remotely access a vulnerable system, allowing the bad actor to then steal information, launch ransomware, or conduct other malicious activity. We use Log4j in a number of our environments although to date we have found no indication that customer data or environments containing customer data have been affected. This required us to identify, test, and deploy mitigation techniques and currently available remediation patches against this vulnerability in our environments, as well as to upgrade our firewalls and the Log4j library directly used by Workday, which caused expense and business disruption. We expect continued risk from the Log4j and additional vulnerabilities and potential attacks to continue for several months given the complexity of the situation and the widespread nature of the Log4j vulnerability.
Additionally, during the ongoing COVID-19 pandemic, and potentially beyond as remote work and resource access expand, there is an increased risk of cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks.
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
We rely on sophisticated information systems and technology, including those provided by third parties, for the secure collection, processing, transmission, storage of confidential, proprietary, and personal information, and to support our business operations and the availability of our applications. In the past several years, supply chain attacks have increased in frequency and severity. As we are both a provider and consumer of information systems and technology, we are at higher risk of being impacted either directly or indirectly by these attacks. The control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with third parties that we rely on are beyond our control. The audits we periodically conduct of some of our third parties vendors may not guarantee the security of and may be unable to prevent security events impacting the information technology systems of third parties that are part of our supply chain or that provide valuable services to us, which could result in the unauthorized access to, acquisition, destruction, alteration, use, tampering, release, unavailability, theft or loss of confidential, proprietary, or personal data of Workday, our employees, our customers, or our third party partners, which could in turn disrupt our operations and ability to conduct our business or the availability of our applications, or otherwise adversely affect our business, operating results, reputation, or financial condition.

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
Our success and ability to compete depend in part upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, suppliers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We have patent applications pending in the United States and throughout the world, but we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties, including those affiliated with state-sponsored actors, to copy or reverse engineer our applications, including with the assistance of insiders, and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of jurisdictions outside the United States. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States.
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
Some of our products and services, such as Workday’s People Experience and Talent Optimization product suites, currently utilize or will utilize new and evolving technologies such as machine learning, AI, and blockchain. While existing laws and regulations may apply to these types of technologies, the overall regulatory environment governing these types of technologies is still currently undeveloped and likely to evolve as government interest in these technologies increases. Regulation of these technologies, as well as other technologies that we utilize in our products and services, also varies greatly among international, federal, state, and local jurisdictions and is subject to significant uncertainty. Governments and agencies domestic and abroad may in the future change or amend existing laws, or adopt new laws, regulations, or guidance, or take other actions which may severely impact the permitted uses of our technologies. Any failure by us to comply with applicable laws, regulations, guidance, or other rules could result in costly litigation, penalties, or fines. In addition, these regulations and any related enforcement actions could establish and further expand our obligations to customers, individuals, and other third parties with respect to our products and services, limit the countries in which such products and services may be used, restrict the way we structure and operate our business, require us to divert development and other resources, and reduce the types of customers and individuals who can use our products and services. Furthermore, our customers may operate in foreign jurisdictions, including countries in which we don't operate, and may be subject to additional laws and regulations outside the scope of our products. Increased regulation and oversight of products or services which utilize or rely on these technologies may result in costly compliance burdens or otherwise increase our operating costs, detrimentally affecting our business. These new technologies could subject us to additional litigation brought by private parties, which could be costly, time-consuming, and distracting to management and could result in substantial expenses and losses.
We are subject to risks related to government contracts and related procurement regulations, which may adversely impact our business and operating results.
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration, performance, and termination, which could adversely impact our business and operating results. Government certification requirements applicable to our platform, including FedRAMP, may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the full or revised certification. These laws and regulations provide public sector customers various rights, many of which are not typically found in commercial contracts. For instance, these regulations may require the certification and disclosure of cost and pricing data and other sensitive information in connection with contract negotiations under certain contract types. Any public disclosure of such information may adversely impact our competitive position and our operating results.
Additionally, we have obtained authorization under FedRAMP, which allows us to enter into the U.S. federal government market. Such certification is subject to rigorous compliance and if we lose our certification, it could inhibit or preclude our ability to contract with certain U.S. federal government customers. In addition, some customers may rely on our authorization under FedRAMP to help satisfy their own legal and regulatory compliance requirements and our failure to maintain FedRAMP authorization would result in a breach under public sector contracts obtained on the basis of such authorization. This could subject us to liability, result in reputational harm, and adversely impact our results of operations and financial condition.

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
As of July 31, 2022, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2023 and 2043. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will begin to expire in fiscal 2023. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
Additionally, our ability to accurately forecast our future rate of growth is limited. It is difficult to predict customer and other user adoption rates and demand for our applications, the future growth rate and size of the cloud computing market for our services, or the entry of competitive applications. Moreover, it has been, and due to recent macroeconomic events, we expect it will continue to be even more difficult for us to forecast our operating results. We plan our expense levels and investments on estimates of future revenues and anticipated rates of growth. If our growth does not meet estimates, we may not be able to adjust our spending quickly enough to avoid an adverse impact on our financial results as a consequence of spending that is not aligned with our actual performance.
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
Our typical sales cycles are six to twelve months but can extend for eighteen months or more, including as a result of recent macroeconomic events, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond human capital management. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenues. In addition, a majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription services revenues from new customers generally are recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers, or customer insolvencies resulting from severe economic hardship, could have an impact on our subscription services revenues in any given period. Although we have downside protection in our customer agreements in the form of base minimums, should there be any prolonged decrease in our customers’ headcounts, we could experience reduced subscription services revenues upon renewal or potentially outside of the renewal period, which could materially impact our business and operating results in any given period.

We have a history of cumulative losses, and we may not achieve or sustain profitability on a GAAP basis in the future.
Until recently, we had incurred significant net losses on a GAAP basis in each period since our inception in 2005 and our quarterly operating results may fluctuate in the future. We expect our operating expenses to increase in the future due to substantial investments we have made and continue to make to acquire new customers and develop our applications, anticipated increases in sales and marketing expenses, employee headcount growth expenses, product development expenses, operations costs, and general and administrative costs, and therefore we expect we may incur losses on a GAAP basis in the future. Furthermore, to the extent we are successful in increasing our customer base, we also expect to incur increased net losses in the acquisition period because costs associated with acquiring customers are generally incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years or longer. You should not consider any prior period GAAP-profitability and growth in revenues as indicative of our future performance. We cannot ensure that we will achieve GAAP profitability in the future or that, if we become GAAP-profitable in a certain period, we will sustain such profitability.
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
Further, valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. In addition, we may experience additional volatility to our results of operations due to changes in market prices of our marketable equity investments and the valuation and timing of observable price changes or impairments of our non-marketable equity investments. This volatility could be material to our results in any given quarter and may cause our stock price to decline. In addition, our ability to mitigate this volatility and realize gains on investments may be impacted by our contractual obligations to hold securities for a set period of time. For example, to the extent a company we have invested in undergoes an IPO, we may be subject to a lock-up agreement that restricts our ability to sell our securities for a period of time after the public offering or otherwise impedes our ability to mitigate market volatility in such securities.
Risks Related to Ownership of Our Class A Common Stock
Our Co-Founders have control over key decision making as a result of their control of a majority of our voting stock.
As of July 31, 2022, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 46 million shares of Class B common stock and 0.3 million shares of Class A common stock. As of July 31, 2022, our Co-Founder, Co-CEO, and Chairman Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
In addition, Mr. Bhusri has the ability to control the management and affairs of our company as a result of his position as a member of our board of directors and an officer of Workday. Mr. Bhusri, in his capacity as a board member and officer, owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders.

The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founders, as well as with other executive officers, directors, and affiliates, which limits or precludes the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
The trading price of our Class A common stock has historically been volatile and could be subject to wide fluctuations in response to various factors such as those described below. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes. Further, the trading price of our Class A common stock has fluctuated significantly and may continue to fluctuate as a result of the COVID-19 pandemic, other macroeconomic factors, and associated economic downturn. Additional risk factors that may affect the trading price of our securities, some of which are beyond our control and further magnified by the ongoing COVID-19 pandemic and other macroeconomic factors, include:
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
Our bylaws include a provision providing that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (“Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
In addition, neither the exclusive forum provision in our restated certificate of incorporation nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
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
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or abroad, limited availability of credit, reduction in business confidence and activity, decreased government spending, or economic uncertainty, all of which are being impacted by the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, and other macroeconomic factors, may continue to affect one or more of the sectors or countries in which we sell our applications. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Alternatively, a strong dollar could reduce demand for our applications and services in countries with relatively weaker currencies.
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
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in the United States, Canada, and Europe. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes or other extreme weather conditions. Additionally, we rely on internal technology systems, our website, our network, and third-party infrastructure and enterprise applications, which are located in a wide variety of regions, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability (including the Russia-Ukraine conflict), war, terrorist attack, insurrection, pandemics or other public health emergencies (including the ongoing COVID-19 pandemic), or the effects of climate change (such as drought, flooding, heat waves, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and have, and may in the future, endure system interruptions, and may experience delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended July 31, 2022, we issued 22 shares of our unregistered Class A common stock to holders of our 2022 Notes upon settlement of conversion of an immaterial aggregate principal amount of such notes. This share amount represents the conversion value of the 2022 Notes in excess of the principal amount converted. These shares of our Class A common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended July 31, 2022. The shares purchased represent the exercise of the convertible note hedges relating to the partial early conversion of the 2022 Notes. For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2022 - May 31, 2022	—	$—	—	—
June 1, 2022 - June 30, 2022	24	136.86	—	—
July 1, 2022 - July 31, 2022	—	—	—	—
Total	24		—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
10.1†	2022 Equity Incentive Plan	S-8	333-265766	June 22, 2022	4.4
10.2†	2022 Equity Incentive Plan forms of Award Agreements	S-8	333-265766	June 22, 2022	4.5
10.3†	Amended and Restated 2012 Employee Stock Purchase Plan	S-8	333-265766	June 22, 2022	4.6
10.4†	Amended and Restated 2012 Employee Stock Purchase Plan forms of Award Agreements, as amended	S-8	333-265766	June 22, 2022	4.7
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
†     Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 25, 2022

Workday, Inc.

/s/ Barbara Larson
Barbara Larson Chief Financial Officer (Principal Financial and Accounting Officer)