Form 10-Q
period 2022-10-31
Workday, Inc.
filed 2022-11-29
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of November 23, 2022, there were approximately 202 million shares of the registrant’s Class A common stock, net of treasury stock, and 55 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,575,955	$1,534,273
Marketable securities	3,916,130	2,109,888
Trade and other receivables, net	1,040,468	1,242,545
Deferred costs	171,100	152,957
Prepaid expenses and other current assets	266,622	174,402
Total current assets	6,970,275	5,214,065
Property and equipment, net	1,219,127	1,123,075
Operating lease right-of-use assets	268,110	247,808
Deferred costs, noncurrent	359,624	341,259
Acquisition-related intangible assets, net	326,670	391,002
Goodwill	2,840,044	2,840,044
Other assets	405,937	341,252
Total assets	$12,389,787	$10,498,505
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$75,803	$55,487
Accrued expenses and other current liabilities	334,961	195,590
Accrued compensation	406,799	402,885
Unearned revenue	2,815,599	3,110,947
Operating lease liabilities	90,237	80,503
Debt, current	—	1,222,443
Total current liabilities	3,723,399	5,067,855
Debt, noncurrent	2,974,979	617,354
Unearned revenue, noncurrent	63,736	71,533
Operating lease liabilities, noncurrent	196,078	182,456
Other liabilities	22,487	24,225
Total liabilities	6,980,679	5,963,423
Stockholders’ equity:
Common stock	257	251
Additional paid-in capital	8,400,756	7,284,174
Treasury stock	(110,382)	(12,467)
Accumulated other comprehensive income (loss)	104,114	7,709
Accumulated deficit	(2,985,637)	(2,744,585)
Total stockholders’ equity	5,409,108	4,535,082
Total liabilities and stockholders’ equity	$12,389,787	$10,498,505
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenues:
Subscription services	$1,432,393	$1,171,517	$4,071,804	$3,317,140
Professional services	166,710	155,746	497,754	445,517
Total revenues	1,599,103	1,327,263	4,569,558	3,762,657
Costs and expenses (1):
Costs of subscription services	259,397	200,700	737,301	575,646
Costs of professional services	176,396	159,024	524,398	462,652
Product development	565,727	455,615	1,655,071	1,341,482
Sales and marketing	470,196	366,323	1,358,198	1,050,974
General and administrative	153,708	121,656	427,832	347,391
Total costs and expenses	1,625,424	1,303,318	4,702,800	3,778,145
Operating income (loss)	(26,321)	23,945	(133,242)	(15,488)
Other income (expense), net	4,163	21,557	(48,789)	115,491
Income (loss) before provision for (benefit from) income taxes	(22,158)	45,502	(182,031)	100,003
Provision for (benefit from) income taxes	52,563	2,090	59,021	(2,623)
Net income (loss)	$(74,721)	$43,412	$(241,052)	$102,626
Net income (loss) per share, basic	$(0.29)	$0.17	$(0.95)	$0.42
Net income (loss) per share, diluted	$(0.29)	$0.17	$(0.95)	$0.40
Weighted-average shares used to compute net income (loss) per share, basic	255,753	248,468	253,975	246,348
Weighted-average shares used to compute net income (loss) per share, diluted	255,753	254,760	253,975	253,917

(1) Costs and expenses include share-based compensation expenses as follows:
	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Costs of subscription services	$25,598	$21,340	$76,918	$62,478
Costs of professional services	26,577	29,105	79,999	83,331
Product development	149,279	135,591	449,764	395,345
Sales and marketing	61,186	55,645	180,233	158,121
General and administrative	51,556	39,437	146,795	111,197
Total share-based compensation expenses	$314,196	$281,118	$933,709	$810,472
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net income (loss)	$(74,721)	$43,412	$(241,052)	$102,626
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(3,098)	(361)	(6,005)	(1,362)
Net change in unrealized gains (losses) on available-for-sale debt securities	(13,232)	(1,505)	(23,513)	(2,611)
Net change in unrealized gains (losses) on cash flow hedges	57,483	25,389	125,923	38,316
Other comprehensive income (loss)	41,153	23,523	96,405	34,343
Comprehensive income (loss)	$(33,568)	$66,935	$(144,647)	$136,969
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Common stock:
Balance, beginning of period	$255	$248	$251	$242
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	1	1	5	7
Settlement of convertible senior notes	1	—	1	—
Balance, end of period	257	249	257	249
Additional paid-in capital:
Balance, beginning of period	7,988,096	6,639,067	7,284,174	6,254,936
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	709	1,893	84,997	76,374
Share-based compensation	314,196	278,995	933,709	808,299
Exercise of convertible senior notes hedges	97,794	8	97,916	58
Settlement of convertible senior notes	(39)	—	(40)	(2)
Cumulative effect of accounting changes	—	—	—	(219,702)
Balance, end of period	8,400,756	6,919,963	8,400,756	6,919,963
Treasury stock:
Balance, beginning of period	(12,588)	(12,431)	(12,467)	(12,384)
Exercise of convertible senior notes hedges	(97,794)	(6)	(97,915)	(53)
Balance, end of period	(110,382)	(12,437)	(110,382)	(12,437)
Accumulated other comprehensive income (loss):
Balance, beginning of period	62,961	(44,150)	7,709	(54,970)
Other comprehensive income (loss)	41,153	23,523	96,405	34,343
Balance, end of period	104,114	(20,627)	104,114	(20,627)
Accumulated deficit:
Balance, beginning of period	(2,910,916)	(2,714,744)	(2,744,585)	(2,909,990)
Net income (loss)	(74,721)	43,412	(241,052)	102,626
Cumulative effect of accounting changes	—	—	—	136,032
Balance, end of period	(2,985,637)	(2,671,332)	(2,985,637)	(2,671,332)
Total stockholders’ equity	$5,409,108	$4,215,816	$5,409,108	$4,215,816

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Common stock (in shares):
Balance, beginning of period	255,485	248,087	251,209	242,667
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	1,198	1,429	5,474	6,767
Settlement of convertible senior notes	634	—	635	—
Purchase of treasury stock from the exercise of convertible senior notes hedges	(634)	—	(635)	—
Other	—	43	—	125
Balance, end of period	256,683	249,559	256,683	249,559
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cash flows from operating activities:
Net income (loss)	$(74,721)	$43,412	$(241,052)	$102,626
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	91,854	87,127	274,395	254,973
Share-based compensation expenses	314,196	278,995	933,709	808,349
Amortization of deferred costs	44,830	35,482	126,515	100,844
Non-cash lease expense	23,359	21,407	68,318	64,706
(Gains) losses on investments	(3,833)	(25,222)	20,746	(125,479)
Other	3,251	4,408	15,373	(4,225)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	61,885	6,649	200,008	171,257
Deferred costs	(56,552)	(50,654)	(163,023)	(129,758)
Prepaid expenses and other assets	2,435	18,050	(31,447)	(21,047)
Accounts payable	18,116	(12,007)	20,884	(4,117)
Accrued expenses and other liabilities	47,061	2,498	41,253	(24,109)
Unearned revenue	(63,213)	(25,491)	(302,936)	(158,465)
Net cash provided by (used in) operating activities	408,668	384,654	962,743	1,035,555
Cash flows from investing activities:
Purchases of marketable securities	(2,310,915)	(722,275)	(5,651,005)	(2,317,040)
Maturities of marketable securities	2,181,147	674,246	3,767,509	2,303,478
Sales of marketable securities	19,988	—	53,355	27,286
Owned real estate projects	(181)	(4)	(446)	(171,498)
Capital expenditures, excluding owned real estate projects	(58,665)	(33,335)	(286,013)	(190,912)
Business combinations, net of cash acquired	—	(60,645)	—	(739,865)
Purchase of other intangible assets	(700)	—	(700)	—
Purchases of non-marketable equity and other investments	(3,250)	(26,720)	(20,173)	(84,526)
Sales and maturities of non-marketable equity and other investments	4,513	1,874	11,674	5,169
Other	—	—	—	1
Net cash provided by (used in) investing activities	(168,063)	(166,859)	(2,125,799)	(1,167,907)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt discount	—	—	2,978,077	—
Repayments and extinguishment of debt	(1,149,622)	(9,384)	(1,843,605)	(28,205)
Payments for debt issuance costs	—	—	(7,220)	—
Proceeds from issuance of common stock from employee equity plans, net of taxes paid for shares withheld	710	1,894	85,002	76,381
Other	(161)	(33)	(538)	(409)
Net cash provided by (used in) financing activities	(1,149,073)	(7,523)	1,211,716	47,767
Effect of exchange rate changes	(920)	50	(1,750)	(85)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(909,388)	210,322	46,910	(84,670)
Cash, cash equivalents, and restricted cash at the beginning of period	2,497,043	1,092,929	1,540,745	1,387,921
Cash, cash equivalents, and restricted cash at the end of period	$1,587,655	$1,303,251	$1,587,655	$1,303,251
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Supplemental cash flow data:
Cash paid for interest	$56,567	$3,837	$59,508	$10,904
Cash paid for income taxes, net of refunds	2,093	2,716	9,863	9,150
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	68,028	49,713	68,028	49,713

	As of October 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$1,575,955	$1,297,259
Restricted cash included in Prepaid expenses and other current assets	11,700	5,992
Total cash, cash equivalents, and restricted cash	$1,587,655	$1,303,251
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2022, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on February 28, 2022.
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
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. For the nine months ended October 31, 2022, both our Co-Chief Executive Officer and Chairman, Aneel Bhusri, and our Co-Chief Executive Officer, Chano Fernandez, together serve as our CODM. Our CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.
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
No customer individually accounted for more than 10% of trade and other receivables, net as of October 31, 2022, or January 31, 2022. No customer individually accounted for more than 10% of total revenues during the three and nine months ended October 31, 2022, or 2021.
Other than the United States, no country individually accounted for more than 10% of total revenues during the three and nine months ended October 31, 2022, or 2021.
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
We are also exposed to concentration of risk in our equity investments portfolio, which consists of marketable equity investments and non-marketable equity investments measured using the measurement alternative. As of both October 31, 2022, and January 31, 2022, we held one marketable equity investment with a carrying value that was individually greater than 10% of our total equity investments portfolio.
Recently Adopted Accounting Pronouncements
ASU No. 2021-08
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Prior to the adoption of the new standard, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. We early adopted ASU No. 2021-08 on a prospective basis effective February 1, 2022. The adoption had no impact on our condensed consolidated financial statements during the three and nine months ended October 31, 2022, and any financial impact will be dependent on the magnitude and nature of future business combinations.
Note 3. Investments
Debt Securities
As of October 31, 2022, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,391,963	$1	$(10,333)	$2,381,631
U.S. agency obligations	548,109	—	(6,020)	542,089
Corporate bonds	624,186	18	(11,877)	612,327
Commercial paper	1,054,938	—	—	1,054,938
Total debt securities	$4,619,196	$19	$(28,230)	$4,590,985
Included in Cash and cash equivalents	$757,758	$—	$(113)	$757,645
Included in Marketable securities	$3,861,438	$19	$(28,117)	$3,833,340

As of January 31, 2022, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$843,627	$5	$(1,720)	$841,912
U.S. agency obligations	232,093	—	(1,168)	230,925
Corporate bonds	490,867	—	(1,815)	489,052
Commercial paper	969,204	—	—	969,204
Total debt securities	$2,535,791	$5	$(4,703)	$2,531,093
Included in Cash and cash equivalents	$525,524	$—	$(1)	$525,523
Included in Marketable securities	$2,010,267	$5	$(4,702)	$2,005,570
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
As of October 31, 2022, and January 31, 2022, the fair value of debt securities in an unrealized loss position was $3.5 billion and $1.5 billion, respectively, the majority of which had been in a continuous unrealized loss position for less than 12 months. We did not recognize any credit or non-credit related losses related to our debt securities during the periods presented.
We sold $20 million of debt securities during the three months ended October 31, 2022, and we did not have any sales of debt securities during the three months ended October 31, 2021. We sold $48 million and $10 million of debt securities during the nine months ended October 31, 2022, and 2021, respectively. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2022	January 31, 2022
Money market funds	Cash and cash equivalents	$528,633	$607,640
Non-marketable equity investments measured using the measurement alternative	Other assets	265,573	256,643
Marketable equity investments	Marketable securities	82,790	104,318
Total equity investments		$876,996	$968,601
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net realized gains (losses) recognized on equity investments sold (1)	$4,514	$11,759	$(365)	$4,236
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	(155)	13,448	(19,121)	121,167
Total net gains (losses) recognized in Other income (expense), net	$4,359	$25,207	$(19,486)	$125,403
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

	October 31, 2022	January 31, 2022
Total initial cost	$209,867	$192,694
Cumulative net unrealized gains (losses)	55,706	63,949
Carrying value	$265,573	$256,643
During the three months ended October 31, 2022, we recorded upward adjustments to the carrying value of non-marketable equity investments of $2 million, impairment losses of $2 million, and a gain of $4 million upon exiting a non-marketable equity investment. During the three months ended October 31, 2021, we recorded upward adjustments to the carrying value of non-marketable equity investments of $20 million and a non-cash gain of $12 million related to our acquisition of Zimit.
During the nine months ended October 31, 2022, we recorded upward adjustments to the carrying value of non-marketable equity investments of $8 million, impairment losses of $10 million, and a net loss of $2 million upon exiting a non-marketable equity investment. During the nine months ended October 31, 2021, we recorded upward adjustments to the carrying value of non-marketable equity investments of $34 million, impairment losses of $2 million, and a non-cash gain of $12 million related to our acquisition of Zimit.
Marketable Equity Investments
We hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. The carrying values for our marketable equity investments are summarized below (in thousands):

	October 31, 2022	January 31, 2022
Total initial cost	$38,936	$40,739
Cumulative net unrealized gains (losses)	43,854	63,579
Carrying value	$82,790	$104,318
During the three months ended October 31, 2022, and 2021, we did not sell any marketable equity investments. During the nine months ended October 31, 2022, and 2021, we sold marketable equity investments for proceeds of $5 million and $17 million, respectively, with corresponding net realized gains of $1 million and losses of $6 million, respectively.
For the marketable equity investments held as of the end of each period, we recorded no material unrealized net gains or losses during the three months ended October 31, 2022, and we recorded net losses of $7 million during the three months ended October 31, 2021. During the nine months ended October 31, 2022, and 2021, we recorded unrealized net losses of $17 million and gains of $91 million, respectively, on marketable equity investments held as of the end of each period.
Note 4. Fair Value Measurements
We use a fair value hierarchy that requires we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs that are supported by little or no market activity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of October 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,381,631	$—	$—	$2,381,631
U.S. agency obligations	—	542,089	—	542,089
Corporate bonds	—	612,327	—	612,327
Commercial paper	—	1,054,938	—	1,054,938
Money market funds	528,633	—	—	528,633
Marketable equity investments	82,790	—	—	82,790
Foreign currency derivative assets	—	159,292	—	159,292
Total assets	$2,993,054	$2,368,646	$—	$5,361,700
Foreign currency derivative liabilities	$—	$36,486	$—	$36,486
Total liabilities	$—	$36,486	$—	$36,486
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
Non-Marketable Equity Investments Measured at Fair Value on a Non-Recurring Basis
Non-marketable equity investments that have been remeasured due to an observable event or impairment are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments we hold. For further information, see Note 3, Investments.
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
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $531 million and $494 million as of October 31, 2022, and January 31, 2022, respectively. Amortization expense for the deferred costs was $45 million and $36 million for the three months ended October 31, 2022, and 2021, respectively, and $127 million and $101 million for the nine months ended October 31, 2022, and 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Computers, equipment, and software	$1,292,126	$1,071,141
Buildings	718,495	691,896
Leasehold improvements	183,206	158,037
Furniture, fixtures, and transportation equipment	88,090	79,723
Land and land improvements	80,929	80,553
Property and equipment, gross	2,362,846	2,081,350
Less accumulated depreciation and amortization	(1,143,719)	(958,275)
Property and equipment, net	$1,219,127	$1,123,075
Depreciation expense totaled $69 million and $66 million for the three months ended October 31, 2022, and 2021, respectively, and $207 million and $194 million for the nine months ended October 31, 2022, and 2021, respectively.
Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Developed technology	$346,300	$346,300
Customer relationships	311,100	311,100
Backlog	15,000	15,000
Trade name	12,500	12,500
Acquisition-related intangible assets, gross	684,900	684,900
Less accumulated amortization	(358,230)	(293,898)
Acquisition-related intangible assets, net	$326,670	$391,002
Amortization expense related to acquisition-related intangible assets was $21 million and $19 million for the three months ended October 31, 2022, and 2021, respectively, and $64 million and $57 million for the nine months ended October 31, 2022, and 2021, respectively.
As of October 31, 2022, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in thousands):

Fiscal Period:
Remainder of 2023	$21,204
2024	74,319
2025	61,663
2026	55,748
2027	31,177
Thereafter	82,559
Total	$326,670

Note 8. Other Assets
Other noncurrent assets consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Non-marketable equity and other investments	$268,543	$256,759
Derivative assets	71,482	16,618
Technology patents and other intangible assets, net	20,921	22,792
Prepayments for goods and services	18,767	25,927
Net deferred tax assets	9,441	11,642
Deposits	5,345	6,701
Other	11,438	813
Total other assets	$405,937	$341,252
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of October 31, 2022, the future estimated amortization expense was as follows (in thousands):

Fiscal Period:
Remainder of 2023	$853
2024	3,172
2025	2,689
2026	2,434
2027	2,150
Thereafter	9,623
Total	$20,921
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
Cash Flow Hedges
We enter into foreign currency forward contracts to hedge a portion of our forecasted revenue and expense transactions (“cash flow hedges”). We designate these forward contracts as cash flow hedging instruments since the accounting criteria for such designation has been met.
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from such forward contracts are classified as operating activities. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of October 31, 2022, we estimate that $39 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.
As of October 31, 2022, and January 31, 2022, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $1.6 billion and $1.4 billion, respectively. The notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $365 million and $355 million as of October 31, 2022, and January 31, 2022, respectively. All contracts had maturities of less than 48 months.

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
As of October 31, 2022, and January 31, 2022, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $127 million and $217 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $34 million and $8 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2022	January 31, 2022
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$86,853	$21,337
Cash flow hedges	Other assets	71,480	16,618
Non-designated hedges	Prepaid expenses and other current assets	957	1,076
Non-designated hedges	Other assets	2	—
Total derivative assets		$159,292	$39,031
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$31,331	$7,512
Cash flow hedges	Other liabilities	1,500	5,175
Non-designated hedges	Accrued expenses and other current liabilities	3,655	336
Non-designated hedges	Other liabilities	—	16
Total derivative liabilities		$36,486	$13,039
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended October 31,
	2022			2021
	Revenues	Costs and Expenses	Income Tax	Revenues	Costs and Expenses	Income Tax
Total	$1,599,103	$1,625,424	$52,563	$1,327,263	$1,303,318	$2,090
Gains (losses) related to cash flow hedges	5,647	(11,852)	(3,220)	(3,847)	—	—

	Nine Months Ended October 31,
	2022			2021
	Revenues	Costs and Expenses	Income Tax	Revenues	Costs and Expenses	Income Tax
Total	$4,569,558	$4,702,800	$59,021	$3,762,657	$3,778,145	$(2,623)
Gains (losses) related to cash flow hedges	5,985	(18,636)	(3,220)	(4,996)	—	—

Gains (losses) associated with cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended October 31,		Nine Months Ended October 31,
		2022	2021	2022	2021
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$48,058	$21,542	$110,052	$33,320
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	5,647	(3,847)	5,985	(4,996)
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	(11,852)	—	(18,636)	—
Gains (losses) reclassified from AOCI into income (effective portion)	Income Tax	(3,220)	—	(3,220)	—
Gains (losses) associated with non-designated hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
		2022	2021	2022	2021
Gains (losses) related to non-designated hedges	Other income (expense), net	$7,187	$605	$13,288	$2,424
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
As of October 31, 2022, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$30,677	$—	$30,677	$(879)	$—	$29,798
Counterparty B	33,589	—	33,589	(19,020)	—	14,569
Counterparty C	14,153	—	14,153	(7,956)	—	6,197
Counterparty D	72,310	—	72,310	(8,143)	—	64,167
Counterparty E	8,563	—	8,563	(488)	—	8,075
Total	$159,292	$—	$159,292	$(36,486)	$—	$122,806

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$879	$—	$879	$(879)	$—	$—
Counterparty B	19,020	—	19,020	(19,020)	—	—
Counterparty C	7,956	—	7,956	(7,956)	—	—
Counterparty D	8,143	—	8,143	(8,143)	—	—
Counterparty E	488	—	488	(488)	—	—
Total	$36,486	$—	$36,486	$(36,486)	$—	$—

Note 10. Debt
Outstanding debt consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
2027 Notes	$1,000,000	$—
2029 Notes	750,000	—
2032 Notes	1,250,000	—
2022 Notes	—	1,149,817
Term loan under the 2020 Credit Agreement	—	693,750
Total principal amount	3,000,000	1,843,567
Less: unamortized debt discount and issuance costs	(25,021)	(3,770)
Net carrying amount	2,974,979	1,839,797
Less: debt, current	—	(1,222,443)
Debt, noncurrent	$2,974,979	$617,354
As of October 31, 2022, the future principal payments for the outstanding debt were as follows (in thousands):

Fiscal Period:
Remainder of 2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	3,000,000
Total principal amount	$3,000,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of October 31, 2022, we were in compliance with all covenants associated with the Senior Notes.
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
As of October 31, 2022, the total estimated fair value of the Senior Notes was $2.7 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.

Credit Agreement
In April 2022, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. The 2022 Credit Agreement replaced our prior credit agreement entered into in April 2020 (“2020 Credit Agreement”) which provided for a term loan facility in an aggregate original principal amount of $750 million and a revolving credit facility in an aggregate principal amount of $750 million. Concurrently with entering into the 2022 Credit Agreement, we paid off the remaining principal balance of $694 million on the term loan under the 2020 Credit Agreement and terminated the revolving credit facility under the 2020 Credit Agreement which had no outstanding balance. The modification to our revolving credit facility and extinguishment of the term loan under the 2020 Credit Agreement did not have a material impact to our Condensed Consolidated Statements of Operations for the nine months ended October 31, 2022.
As of October 31, 2022, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) rate plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.
The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of October 31, 2022, we were in compliance with all covenants.
Convertible Senior Notes
In September 2017, we issued 0.25% convertible senior notes due October 1, 2022, with a principal amount of $1.15 billion (“2022 Notes”). The 2022 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 0.25% on April 1 and October 1 of each year. During the three months ended October 31, 2022, the 2022 Notes were converted by note holders, and we repaid the $1.15 billion principal balance in cash. We also distributed approximately 0.6 million shares of our Class A common stock to note holders during the three months ended October 31, 2022, which represents the conversion value in excess of the principal amount.
Notes Hedges
In connection with the issuance of the 2022 Notes, we entered into convertible note hedge transactions (“Purchased Options”) which gave us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2022 Notes, approximately 7.8 million shares of our Class A common stock for $147.10 per share. During the three months ended October 31, 2022, we received approximately 0.6 million shares of our Class A common stock from the exercise of the Purchased Options, which offset economic dilution to our Class A common stock upon conversion of the 2022 Notes. These shares are held as treasury stock as of October 31, 2022. The Purchased Options were separate transactions and were not part of the terms of the 2022 Notes, and expired on October 1, 2022.
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

Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Contractual interest expense	$28,036	$3,140	$67,702	$9,462
Interest cost related to amortization and write-off of debt discount and issuance costs	1,557	997	6,000	2,991
Total interest expense	$29,593	$4,137	$73,702	$12,453
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $268 million and $248 million as of October 31, 2022, and January 31, 2022, respectively, and operating lease liabilities were $286 million and $263 million as of October 31, 2022, and January 31, 2022, respectively. We have also entered into finance lease agreements for other property and equipment. As of October 31, 2022, and January 31, 2022, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Operating lease cost	$25,404	$22,988	$73,821	$70,004
Short-term lease cost	854	1,204	3,001	5,419
Variable lease cost	12,787	8,756	32,970	18,519
Total operating lease cost	$39,045	$32,948	$109,792	$93,942
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$23,190	$21,802	$68,386	$68,375
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	6,611	15,646	93,091	54,335
Other information related to our operating leases was as follows:

	October 31, 2022	January 31, 2022
Weighted average remaining lease term (in years)	5	5
Weighted average discount rate	2.74%	2.35%
As of October 31, 2022, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Period:
Remainder of 2023	$26,000
2024	93,305
2025	76,088
2026	47,332
2027	26,790
Thereafter	45,548
Total lease payments	315,063
Less imputed interest	(28,748)
Total operating lease liabilities	$286,315
As of October 31, 2022, we have additional operating leases for data centers that had not yet commenced with total undiscounted lease payments of $52 million. These operating leases will commence in fiscal 2023 and fiscal 2024, with lease terms ranging from five to six years.

Note 12. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the nine months ended October 31, 2022, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of October 31, 2022, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Stockholders’ Equity
Common Stock
As of October 31, 2022, there were 202 million shares of Class A common stock, net of treasury stock, and 55 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Employee Equity Plans
On June 22, 2022, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. As of October 31, 2022, we had 29 million shares of Class A common stock available for future grants.
On June 22, 2022, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares on March 31, 2022. As of October 31, 2022, 5 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. A summary of information related to RSU activity during the nine months ended October 31, 2022, is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	11,808	$209.12
RSUs granted	8,198	205.45
RSUs vested	(4,298)	202.82
RSUs forfeited	(1,071)	205.52
Balance as of October 31, 2022	14,637	209.18

As of October 31, 2022, there was a total of $2.3 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Performance-Based Restricted Stock Units
During fiscal 2022, 0.4 million shares of performance-based restricted stock units (“PRSUs”) were granted to employees below the level of vice president that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2022. During the nine months ended October 31, 2022, we recognized $16 million in compensation cost related to these PRSUs. We did not grant any company-wide PRSUs in fiscal 2023.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. A summary of information related to stock option activity during the nine months ended October 31, 2022, is as follows (in millions, except number of shares which are reflected in thousands and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2022	387	$20.09	$90
Stock options exercised	(212)	13.46
Stock options canceled	(45)	16.20
Balance as of October 31, 2022	130	32.20	16
Vested and expected to vest as of October 31, 2022	130	32.20	16
Exercisable as of October 31, 2022	130	32.16	16
As of October 31, 2022, unrecognized compensation cost related to unvested stock options was not material.
Note 14. Unearned Revenue and Performance Obligations
Subscription services revenues of $1.2 billion and $1.0 billion were recognized during the three months ended October 31, 2022, and 2021, respectively, that were included in the unearned revenue balances as of July 31, 2022, and 2021, respectively. Subscription services revenues of $2.7 billion and $2.2 billion were recognized during the nine months ended October 31, 2022, and 2021, respectively, that were included in the unearned revenue balances as of January 31, 2022, and 2021, respectively. Professional services revenues recognized in the same periods from unearned revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of October 31, 2022, approximately $14.1 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $8.6 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of October 31, 2022, were not material.

Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Interest income	$31,252	$1,195	$50,473	$4,531
Interest expense (1)	(29,626)	(4,160)	(73,804)	(12,527)
Other (2)	2,537	24,522	(25,458)	123,487
Total other income (expense), net	$4,163	$21,557	$(48,789)	$115,491
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 10, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 16. Income Taxes
We reported an income tax provision of $59 million and an income tax benefit of $3 million for the nine months ended October 31, 2022, and 2021, respectively. The income tax provision for the nine months ended October 31, 2022, was primarily attributable to a taxable gain recognized from integrating intellectual property, income tax expenses in profitable foreign jurisdictions, and an increase in state taxes due to capitalized research and development expenditures. The income tax benefit for the nine months ended October 31, 2021, was primarily attributable to excess tax benefit from stock option deductions in foreign jurisdictions, reversal of previously accrued tax liabilities upon favorable tax audit results, and amortization of intangibles from business combinations.
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
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. We evaluated the provisions of the IRA and do not expect any material impact to our fiscal 2023 income tax provision.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of October 31, 2022, we continue to maintain a full valuation allowance on our deferred tax assets in certain jurisdictions.
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
Basic and diluted net loss per share was the same for the three and nine months ended October 31, 2022, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$(58,648)	$(16,073)	$33,417	$9,995	$(188,757)	$(52,295)	$78,546	$24,080
Denominator:
Weighted-average shares outstanding, basic	200,740	55,013	191,259	57,209	198,876	55,099	188,546	57,802
Net income (loss) per share, basic	$(0.29)	$(0.29)	$0.17	$0.17	$(0.95)	$(0.95)	$0.42	$0.42
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$(58,648)	$(16,073)	$33,417	$9,995	$(188,757)	$(52,295)	$78,546	$24,080
Reallocation of net income as a result of conversion of Class B to Class A common stock	—	—	9,995	—	—	—	24,080	—
Reallocation of net income to Class B common stock	—	—	—	(247)	—	—	—	(718)
Net income (loss) for diluted calculation	(58,648)	(16,073)	43,412	9,748	(188,757)	(52,295)	102,626	23,362
Denominator:
Weighted-average shares outstanding, basic	200,740	55,013	191,259	57,209	198,876	55,099	188,546	57,802
Conversion of Class B to Class A common stock	—	—	57,209	—	—	—	57,802	—
Dilutive effect of share-based awards	—	—	4,933	—	—	—	6,456	—
Dilutive effect of warrants related to the issuance of convertible senior notes	—	—	1,359	—	—	—	1,113	—
Weighted-average shares outstanding, diluted	200,740	55,013	254,760	57,209	198,876	55,099	253,917	57,802
Net income (loss) per share, diluted	$(0.29)	$(0.29)	$0.17	$0.17	$(0.95)	$(0.95)	$0.40	$0.40
The computation of diluted net income (loss) per share does not include the effect of the following potential weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Shares related to outstanding share-based awards	16,105	151	15,453	1,801
Shares related to the convertible senior notes	5,182	7,817	6,928	7,817
Shares subject to warrants related to the issuance of convertible senior notes	7,818	—	7,818	—
Total	29,105	7,968	30,199	9,618

Note 18. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
United States	$1,204,842	$991,747	$3,432,249	$2,817,749
Other countries	394,261	335,516	1,137,309	944,908
Total revenues	$1,599,103	$1,327,263	$4,569,558	$3,762,657
Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	October 31, 2022	January 31, 2022
United States	$1,243,176	$1,174,371
Ireland	158,975	117,049
Other countries	85,086	79,463
Total long-lived assets	$1,487,237	$1,370,883
Note 19. Subsequent Events
Share Repurchase Program
In November 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding shares of Class A common stock (the “Share Repurchase Program”). We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program will have a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.
RSU Vesting Date Modification
In November 2022, we modified the vesting date of all unvested RSU awards from the 15th to the 5th of each month. The change will impact awards vesting after December 31, 2022, and will result in an acceleration of share-based compensation expense of approximately $30 million in the fourth quarter of fiscal 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, beliefs, and projections about future events, conditions, and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict and many of which are outside of our control, including those arising from the impact of recent macroeconomic events, inflation, and the coronavirus (“COVID-19”) pandemic, as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
Impact of Current Economic Conditions and the COVID-19 Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Additionally, other recent macroeconomic events including rising inflation, the U.S. Federal Reserve raising interest rates, and the Russian invasion of Ukraine have led to further economic uncertainty and volatility.
Despite the continuing uncertainty associated with these events, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers on their human resources and finance digital transformation journeys. Demand for our products remains strong, and we continue to achieve solid new subscription bookings.
At the beginning of the COVID-19 pandemic, we temporarily closed the majority of our offices; required most of our employees to work remotely; implemented travel restrictions; and postponed certain customer, industry, implementation partner, analyst, investor, and employee events and converted others to virtual-only experiences. During fiscal 2023, we have welcomed back our employees to our offices and resumed travel and in-person events in accordance with applicable regional guidance. We continue to prioritize employee and community health and safety.
Our near-term revenues are relatively predictable as a result of our subscription-based business model. Recently, we have started to experience, and may continue to experience, the lengthening of certain sales cycles, particularly within net new opportunities. If the economic uncertainty continues, we may also experience a negative impact on customer renewals, sales and marketing efforts, revenue growth rates, customer deployments, customer collections, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results. For further discussion of the potential impacts of the COVID-19 pandemic and recent macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.

Financial Results Overview
The following table provides an overview of our key metrics (in thousands, except percentages, basis points, and headcount data):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2022	2021	Change	2022	2021	Change
Total revenues	$1,599,103	$1,327,263	20%	$4,569,558	$3,762,657	21%
Subscription services revenues	$1,432,393	$1,171,517	22%	$4,071,804	$3,317,140	23%

GAAP operating income (loss)	$(26,321)	$23,945	(210)%	$(133,242)	$(15,488)	760%
Non-GAAP operating income (1)	$314,234	$332,249	(5)%	$904,344	$912,566	(1)%

GAAP operating margin	(1.6)%	1.8%	(340 bps)	(2.9)%	(0.4)%	(250 bps)
Non-GAAP operating margin (1)	19.7%	25.0%	(530 bps)	19.8%	24.3%	(450 bps)

Operating cash flows	$408,668	$384,654	6%	$962,743	$1,035,555	(7)%

				As of October 31,
				2022	2021	% Change
Total subscription revenue backlog				$14,095,906	$10,973,331	28%
24-month subscription revenue backlog				$8,622,191	$7,118,050	21%

Cash, cash equivalents, and marketable securities				$5,492,085	$3,554,981	54%

Headcount				17,522	14,210	23%
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
Subscription services revenues accounted for approximately 90% of our total revenues for the three and nine months ended October 31, 2022, and represented 96% of our total unearned revenue as of October 31, 2022. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three and nine months ended October 31, 2022, and 2021, were as follows (in thousands, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2022	2021	% Change	2022	2021	% Change
Subscription services	$1,432,393	$1,171,517	22%	$4,071,804	$3,317,140	23%
Professional services	166,710	155,746	7%	497,754	445,517	12%
Total revenues	$1,599,103	$1,327,263	20%	$4,569,558	$3,762,657	21%
Total revenues were $1.6 billion for the three months ended October 31, 2022, compared to $1.3 billion for the prior year period, an increase of $272 million, or 20%. Subscription services revenues were $1.4 billion for the three months ended October 31, 2022, compared to $1.2 billion for the prior year period, an increase of $261 million, or 22%. The increase in subscription services revenues was primarily due to an increased number of customer contracts and strong customer renewals, with gross revenue retention over 95%. Professional services revenues were $167 million for the three months ended October 31, 2022, compared to $156 million for the prior year period, an increase of $11 million, or 7%. The increase in professional services revenues was primarily due to Workday performing deployment and integration services for a greater number of customers.

Total revenues were $4.6 billion for the nine months ended October 31, 2022, compared to $3.8 billion for the prior year period, an increase of $807 million, or 21%. Subscription services revenues were $4.1 billion for the nine months ended October 31, 2022, compared to $3.3 billion for the prior year period, an increase of $755 million, or 23%. The increase in subscription services revenues was primarily due to an increased number of customer contracts and strong customer renewals, with gross revenue retention over 95%. Professional services revenues were $498 million for the nine months ended October 31, 2022, compared to $446 million for the prior year period, an increase of $52 million, or 12%. The increase in professional services revenues was primarily due to Workday performing deployment and integration services for a greater number of customers.
Subscription Revenue Backlog
Our total subscription revenue backlog as of October 31, 2022, was $14.1 billion, with $8.6 billion expected to be recognized in revenues over the next 24 months. As of October 31, 2021, our total subscription revenue backlog was $11.0 billion, with $7.1 billion expected to be recognized in revenues over the next 24 months. The increase in subscription revenue backlog was primarily driven by the addition of new customers, expansion of our product offerings with existing customers, and the timing of renewals.
Operating Expenses
GAAP operating expenses were $1.6 billion for the three months ended October 31, 2022, compared to $1.3 billion for the prior year period, an increase of $322 million, or 25%. The increase in GAAP operating expenses included $228 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $34 million in facilities and IT-related expenses, $20 million in third-party expenses for hardware maintenance and data center capacity, $9 million in travel expenses, and $8 million related to marketing programs. Included in employee-related expenses is a performance-based cash bonus program that we introduced in the fourth quarter of fiscal 2022 for all employees not covered under an existing incentive plan (“performance-based cash bonus program”). This program replaced our equity-based PRSU bonus program, resulting in a net increase to GAAP operating expenses of $7 million.
GAAP operating expenses were $4.7 billion for the nine months ended October 31, 2022, compared to $3.8 billion for the prior year period, an increase of $925 million, or 24%. The increase in GAAP operating expenses included $654 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $78 million in facilities and IT-related expenses, $52 million in third-party expenses for hardware maintenance and data center capacity, $43 million in travel expenses, and $39 million related to marketing programs. Included in employee-related expenses is the performance-based cash bonus program which replaced our equity-based PRSU bonus program, resulting in a net increase to GAAP operating expenses of $48 million.
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
Non-GAAP operating expenses were $1.3 billion for the three months ended October 31, 2022, compared to $995 million for the prior year period, an increase of $290 million, or 29%. The increase in non-GAAP operating expenses included $197 million in employee-related expenses due to higher headcount and expense related to the performance-based cash bonus program of $31 million. Additionally, there were increases of $34 million in facilities and IT-related expenses, $20 million in third-party expenses for hardware maintenance and data center capacity, $9 million in travel expenses, and $8 million related to marketing programs.
Non-GAAP operating expenses were $3.7 billion for the nine months ended October 31, 2022, compared to $2.9 billion for the prior year period, an increase of $815 million, or 29%. The increase in non-GAAP operating expenses included $552 million in employee-related expenses due to higher headcount and expense related to the performance-based cash bonus program of $100 million. Additionally, there were increases of $78 million in facilities and IT-related expenses, $52 million in third-party expenses for hardware maintenance and data center capacity, $43 million in travel expenses, and $39 million related to marketing programs.

Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended October 31, 2022
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$259,397	$(25,598)	$(14,100)	$219,699
Costs of professional services	176,396	(26,577)	(623)	149,196
Product development	565,727	(149,279)	(1,899)	414,549
Sales and marketing	470,196	(61,186)	(9,206)	399,804
General and administrative	153,708	(51,556)	(531)	101,621
Total costs and expenses	$1,625,424	$(314,196)	$(26,359)	$1,284,869

	Three Months Ended October 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$200,700	$(21,340)	$(12,859)	$166,501
Costs of professional services	159,024	(29,105)	(1,043)	128,876
Product development	455,615	(135,591)	(2,870)	317,154
Sales and marketing	366,323	(55,645)	(9,642)	301,036
General and administrative	121,656	(39,437)	(772)	81,447
Total costs and expenses	$1,303,318	$(281,118)	$(27,186)	$995,014

	Nine Months Ended October 31, 2022
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$737,301	$(76,918)	$(45,022)	$615,361
Costs of professional services	524,398	(79,999)	(5,297)	439,102
Product development	1,655,071	(449,764)	(17,146)	1,188,161
Sales and marketing	1,358,198	(180,233)	(32,640)	1,145,325
General and administrative	427,832	(146,795)	(3,772)	277,265
Total costs and expenses	$4,702,800	$(933,709)	$(103,877)	$3,665,214

	Nine Months Ended October 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$575,646	$(62,478)	$(40,195)	$472,973
Costs of professional services	462,652	(83,331)	(9,211)	370,110
Product development	1,341,482	(395,345)	(25,573)	920,564
Sales and marketing	1,050,974	(158,121)	(36,512)	856,341
General and administrative	347,391	(111,197)	(6,091)	230,103
Total costs and expenses	$3,778,145	$(810,472)	$(117,582)	$2,850,091
(1)Other operating expenses include amortization of acquisition-related intangible assets of $21 million and $20 million for the three months ended October 31, 2022, and 2021, respectively, and $64 million and $57 million for the nine months ended October 31, 2022, and 2021, respectively. In addition, other operating expenses include employer payroll tax-related items on employee stock transactions of $5 million and $7 million for the three months ended October 31, 2022, and 2021, respectively, and $40 million and $60 million for the nine months ended October 31, 2022, and 2021, respectively.
(2)See “Non-GAAP Financial Measures” below for further information.

Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $259 million for the three months ended October 31, 2022, compared to $201 million for the prior year period, an increase of $59 million, or 29%. The increase in costs of subscription services included increases of $26 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $15 million in third-party expenses for hardware maintenance and data center capacity, $7 million in facilities and IT-related expenses, and $2 million in depreciation expense related to equipment in our data centers.
GAAP operating expenses in costs of subscription services were $737 million for the nine months ended October 31, 2022, compared to $576 million for the prior year period, an increase of $162 million, or 28%. The increase in costs of subscription services included increases of $77 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $38 million in third-party expenses for hardware maintenance and data center capacity, $20 million in facilities and IT-related expenses, and $10 million in depreciation expense related to equipment in our data centers.
Non-GAAP operating expenses in costs of subscription services were $220 million for the three months ended October 31, 2022, compared to $167 million for the prior year period, an increase of $53 million, or 32%. The increase in costs of subscription services included increases of $22 million in employee-related expenses primarily due to higher headcount, $15 million in third-party expenses for hardware maintenance and data center capacity, $7 million in facilities and IT-related expenses, and $2 million in depreciation expense related to equipment in our data centers.
Non-GAAP operating expenses in costs of subscription services were $615 million for the nine months ended October 31, 2022, compared to $473 million for the prior year period, an increase of $142 million, or 30%. The increase in costs of subscription services included increases of $64 million in employee-related expenses primarily due to higher headcount, $38 million in third-party expenses for hardware maintenance and data center capacity, $20 million in facilities and IT-related expenses, and $10 million in depreciation expense related to equipment in our data centers.
We expect GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
GAAP operating expenses in costs of professional services were $176 million for the three months ended October 31, 2022, compared to $159 million for the prior year period, an increase of $17 million, or 11%. The increase in costs of professional services was primarily due to an increase of $12 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
GAAP operating expenses in costs of professional services were $524 million for the nine months ended October 31, 2022, compared to $463 million for the prior year period, an increase of $62 million, or 13%. The increase in costs of professional services included increases of $39 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $9 million in professional services and subcontractor expenses, and $7 million in travel expenses.
Non-GAAP operating expenses in costs of professional services were $149 million for the three months ended October 31, 2022, compared to $129 million for the prior year period, an increase of $20 million, or 16%. The increase in costs of professional services was primarily due to an increase of $15 million in employee-related expenses primarily due to higher headcount.
Non-GAAP operating expenses in costs of professional services were $439 million for the nine months ended October 31, 2022, compared to $370 million for the prior year period, an increase of $69 million, or 19%. The increase in costs of professional services included increases of $46 million in employee-related expenses primarily due to higher headcount, $9 million in professional services and subcontractor expenses, and $7 million in travel expenses.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.

Product Development
GAAP operating expenses in product development were $566 million for the three months ended October 31, 2022, compared to $456 million for the prior year period, an increase of $110 million, or 24%. The increase in product development expenses included increases of $91 million in employee-related expenses, including share-based compensation, primarily due to higher headcount and $13 million in facilities and IT-related expenses.
GAAP operating expenses in product development were $1.7 billion for the nine months ended October 31, 2022, compared to $1.3 billion for the prior year period, an increase of $314 million, or 23%. The increase in product development expenses included increases of $272 million in employee-related expenses, including share-based compensation, primarily due to higher headcount and $27 million in facilities and IT-related expenses.
Non-GAAP operating expenses in product development were $415 million for the three months ended October 31, 2022, compared to $317 million for the prior year period, an increase of $97 million, or 31%. The increase in product development expenses included increases of $78 million in employee-related expenses primarily due to higher headcount and $13 million in facilities and IT-related expenses.
Non-GAAP operating expenses in product development were $1.2 billion for the nine months ended October 31, 2022, compared to $921 million for the prior year period, an increase of $268 million, or 29%. The increase in product development expenses included increases of $226 million in employee-related expenses primarily due to higher headcount and $27 million in facilities and IT-related expenses.
We expect GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $470 million for the three months ended October 31, 2022, compared to $366 million for the prior year period, an increase of $104 million, or 28%. The increase in sales and marketing expenses included increases of $74 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $9 million in facilities and IT-related expenses, $7 million in travel expenses, and $6 million related to marketing programs.
GAAP operating expenses in sales and marketing were $1.4 billion for the nine months ended October 31, 2022, compared to $1.1 billion for the prior year period, an increase of $307 million, or 29%. The increase in sales and marketing expenses included increases of $204 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $36 million related to marketing programs, $25 million in travel expenses, and $21 million in facilities and IT-related expenses.
Non-GAAP operating expenses in sales and marketing were $400 million for the three months ended October 31, 2022, compared to $301 million for the prior year period, an increase of $99 million, or 33%. The increase in sales and marketing expenses included increases of $69 million in employee-related expenses primarily due to higher headcount, $9 million in facilities and IT-related expenses, $7 million in travel expenses, and $6 million related to marketing programs.
Non-GAAP operating expenses in sales and marketing were $1.1 billion for the nine months ended October 31, 2022, compared to $856 million for the prior year period, an increase of $289 million, or 34%. The increase in sales and marketing expenses included increases of $186 million in employee-related expenses primarily due to higher headcount, $36 million related to marketing programs, $25 million in travel expenses, and $21 million in facilities and IT-related expenses.
We expect GAAP and non-GAAP sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
GAAP operating expenses in general and administrative were $154 million for the three months ended October 31, 2022, compared to $122 million for the prior year period, an increase of $32 million, or 26%. The increase in general and administrative expenses included increases of $24 million in employee-related expenses, including share-based compensation, primarily due to higher headcount and $3 million in facilities and IT-related expenses.
GAAP operating expenses in general and administrative were $428 million for the nine months ended October 31, 2022, compared to $347 million for the prior year period, an increase of $80 million, or 23%. The increase in general and administrative expenses included increases of $63 million in employee-related expenses, including share-based compensation, primarily due to higher headcount and $6 million in facilities and IT-related expenses.

Non-GAAP operating expenses in general and administrative were $102 million for the three months ended October 31, 2022, compared to $81 million for the prior year period, an increase of $20 million, or 25%. The increase in general and administrative expenses included increases of $13 million in employee-related expenses primarily due to higher headcount and $3 million in facilities and IT-related expenses.
Non-GAAP operating expenses in general and administrative were $277 million for the nine months ended October 31, 2022, compared to $230 million for the prior year period, an increase of $47 million, or 20%. The increase in general and administrative expenses included increases of $29 million in employee-related expenses primarily due to higher headcount and $6 million in facilities and IT-related expenses.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margin
GAAP operating margin declined from 1.8% for the three months ended October 31, 2021, to (1.6)% for the three months ended October 31, 2022, primarily related to increases in expenses due to higher headcount, the rollout of the performance-based cash bonus program, a return to travel and in-person events, and other growth investments made across the business, offset by higher revenues.
GAAP operating margin declined from (0.4)% for the nine months ended October 31, 2021, to (2.9)% for the nine months ended October 31, 2022, primarily related to increases in expenses due to higher headcount, the rollout of the performance-based cash bonus program, a return to travel and in-person events, and other growth investments made across the business, offset by higher revenues.
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
Non-GAAP operating margin declined from 25.0% for the three months ended October 31, 2021, to 19.7% for the three months ended October 31, 2022, primarily related to increases in expenses due to higher headcount, the rollout of the performance-based cash bonus program, a return to travel and in-person events, and other growth investments made across the business, offset by higher revenues.
Non-GAAP operating margin declined from 24.3% for the nine months ended October 31, 2021, to 19.8% for the nine months ended October 31, 2022, primarily related to increases in expenses due to higher headcount, the rollout of the performance-based cash bonus program, a return to travel and in-person events, and other growth investments made across the business, offset by higher revenues.

Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in thousands, except percentages):

	Three Months Ended October 31, 2022
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(26,321)	$314,196	$26,359	$314,234
Operating margin	(1.6)%	19.6%	1.7%	19.7%

	Three Months Ended October 31, 2021
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$23,945	$281,118	$27,186	$332,249
Operating margin	1.8%	21.2%	2.0%	25.0%

	Nine Months Ended October 31, 2022
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(133,242)	$933,709	$103,877	$904,344
Operating margin	(2.9)%	20.4%	2.3%	19.8%

	Nine Months Ended October 31, 2021
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(15,488)	$810,472	$117,582	$912,566
Operating margin	(0.4)%	21.5%	3.2%	24.3%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
Other income, net was $4 million for the three months ended October 31, 2022, which was primarily due to interest income of $31 million on our marketable debt securities from higher investment balances and rising interest rates, offset by interest expense of $30 million on our debt primarily related to the Senior Notes entered into during the fiscal year.
Other income, net was $22 million for the three months ended October 31, 2021, which was primarily due to gains of $25 million on our equity investments, of which $12 million related to a non-cash gain related to our acquisition of Zimit.
Other expense, net was $49 million for the nine months ended October 31, 2022, which was primarily due to interest expense of $74 million on our debt primarily related to the Senior Notes and losses of $19 million on our equity investments. Expenses were offset by interest income of $50 million on our marketable securities from higher investment balances and rising interest rates.
Other income, net was $115 million for the nine months ended October 31, 2021, which was primarily due to gains of $125 million on our equity investments, the majority of which related to an equity investment that completed its initial public offering (“IPO”), offset by interest expense of $12 million on our debt.
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
See “Results of Operations—Operating Expenses” and “Results of Operations—Operating Margin” for reconciliations from the most directly comparable GAAP financial measures, GAAP operating expenses, GAAP operating income (loss), and GAAP operating margin, to the non-GAAP financial measures, non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin, for the three and nine months ended October 31, 2022, and 2021.
Liquidity and Capital Resources
As of October 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $5.5 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed primarily of, in order from largest to smallest, U.S. treasury securities, commercial paper, corporate bonds, U.S. agency obligations, money market funds, and marketable equity investments. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.

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
Our cash flows for the three and nine months ended October 31, 2022, and 2021, were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net cash provided by (used in):
Operating activities	$408,668	$384,654	$962,743	$1,035,555
Investing activities	(168,063)	(166,859)	(2,125,799)	(1,167,907)
Financing activities	(1,149,073)	(7,523)	1,211,716	47,767
Effect of exchange rate changes	(920)	50	(1,750)	(85)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(909,388)	$210,322	$46,910	$(84,670)
Operating Activities
Cash provided by operating activities was $409 million and $385 million for the three months ended October 31, 2022, and 2021, respectively. The increase in cash provided by operating activities resulted from increases in sales and related cash collections, offset by increased payments made to support return to office and in-person events and other growth investments across the business, and an interest payment on our Senior Notes.
Cash provided by operating activities was $963 million and $1.0 billion for the nine months ended October 31, 2022, and 2021, respectively. The decline in cash provided by operating activities resulted from increased payments made to support return to office and in-person events and other growth investments across the business, the new employee performance-based cash bonus program for all employees not covered under an existing incentive plan, and an interest payment on our Senior Notes, offset by increases in sales and related cash collections.
We expect our business to continue to generate sufficient operating cash flows; however, if the economic uncertainty caused by the COVID-19 pandemic and recent macroeconomic events worsens or is prolonged, our customers may request payment timing concessions, which could materially impact the timing and predictability of our operating cash flows in any given period.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2022, was $168 million, which primarily resulted from a cash outflow from the timing of purchases and maturities of marketable securities of $130 million and capital expenditures for data center and office space projects of $59 million, offset by proceeds of $20 million from sales of marketable securities.
Cash used in investing activities for the three months ended October 31, 2021, was $167 million, which primarily resulted from cash consideration for the acquisition of Zimit, net of cash acquired, of $61 million, a cash outflow from the timing of purchases and maturities of marketable securities of $48 million, capital expenditures for data center and office space projects of $33 million, and purchases of non-marketable equity and other investments of $27 million.
Cash used in investing activities for the nine months ended October 31, 2022, was $2.1 billion, which primarily resulted from purchases of marketable securities, net of maturities, of $1.9 billion using the proceeds from the Senior Notes offering, capital expenditures for data center and office space projects of $286 million, and purchases of non-marketable equity and other investments of $20 million. These payments were partially offset by proceeds of $53 million from sales of marketable securities and $12 million from sales and maturities of non-marketable securities.

Cash used in investing activities for the nine months ended October 31, 2021, was $1.2 billion, which primarily resulted from cash consideration for the acquisition of Peakon and Zimit, net of cash acquired, of $740 million, capital expenditures primarily for data center projects of $191 million, the purchase of leased office space within our corporate headquarters from an affiliate of our Co-Founder and CEO Emeritus, David Duffield, of $171 million, purchases of non-marketable equity and other investments of $85 million, and a cash outflow from the timing of purchases and maturities of marketable securities of $14 million. These payments were partially offset by proceeds of $27 million from sales of marketable securities.
We expect capital expenditures will be approximately $375 million in fiscal 2023. This includes investments in our office facilities, corporate IT infrastructure, and customer data centers to support our continued growth.
Financing Activities
Cash used in financing activities was $1.1 billion for the three months ended October 31, 2022, which was primarily due to the principal payment of $1.1 billion in connection with the conversion of our 2022 Notes.
Cash used in financing activities was $8 million for the three months ended October 31, 2021, which was primarily due to a payment of $9 million on the term loan under the 2020 Credit Agreement, partially offset by proceeds of $2 million from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $1.2 billion for the nine months ended October 31, 2022, which was primarily due to proceeds of $3.0 billion from borrowings on the Senior Notes, net of debt discount of $22 million, and $85 million from the issuance of common stock from employee equity plans, offset by the principal payment of $1.1 billion in connection with the conversion of our 2022 Notes, repayment of the term loan under the 2020 Credit Agreement of $694 million, and payments for debt issuance costs associated with our Senior Notes of $7 million.
Cash provided by financing activities was $48 million for the nine months ended October 31, 2021, which was primarily due to proceeds of $76 million from the issuance of common stock from employee equity plans, offset by payments of $28 million on the term loan under the 2020 Credit Agreement.
Contractual Obligations
Except for the fiscal 2023 debt transactions discussed in Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, which include the issuance of $3.0 billion of Senior Notes, the modification to our revolving credit facility, the extinguishment of the term loan under the 2020 Credit Agreement, and the conversion of the 2022 Notes, there were no material changes outside the ordinary course of business to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
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
We believe that the following critical accounting policies involve a high degree of judgement and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Business combinations, goodwill, and acquisition-related intangible assets
•Non-marketable equity investments
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. There were no significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2022.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of October 31, 2022, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $5.5 billion and $3.6 billion as of October 31, 2022, and January 31, 2022, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and marketable equity investments. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100 basis points in interest rates would have resulted in a $20 million and $11 million market value reduction in our investment portfolio as of October 31, 2022, and January 31, 2022, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Interest Rate Risk on our Debt
The Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of the Senior Notes are exposed to interest rate risk. Generally, the fair values of the Senior Notes will increase as interest rates fall and decrease as interest rates rise.
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
Summary of Risk Factors
The below summary risks provide an overview of the material risks we are exposed to in the normal course of our business activities. The below summary risks do not contain all of the information that may be important to you, and you should read these together with the more detailed discussion of risks set forth following this section, as well as elsewhere in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks beyond those summarized below, or discussed elsewhere in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future, or to the markets in which we currently operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including those associated with the following:
•the continuing global economic and geopolitical volatility, the ongoing COVID-19 pandemic, the impact of inflation on our costs and on customer spending, and measures taken in response to such events may materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time;
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
Risks Related to Our Business and Industry
The extent to which the continuing global economic and geopolitical volatility, the ongoing COVID-19 pandemic, the impact of inflation on our costs and on customer spending, and measures taken in response to such events will continue to impact our business, financial condition, and operating results will depend on future developments, which are highly uncertain and difficult to predict.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. In addition, the Russian invasion of Ukraine in early fiscal 2023 has led to further economic disruption. While we do not operate in Russia and while our extended workforce in Ukraine is not a material part of our workforce, the conflict has increased inflationary cost pressures and supply chain constraints which have negatively impacted the global economy. Inflationary pressure may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. In response to the concerns over inflation risk, the U.S. Federal Reserve raised interest rates multiple times in 2022 and may continue to do so in the future. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to such events, and the effectiveness of those actions. As a result of these and other recent macroeconomic events, we have experienced volatility in the trading prices for our Class A common stock, and such volatility may continue in the long term. Any sustained adverse impacts from these and other recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.

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
We have reopened our offices and we have begun permitting travel and in-person events, taking into consideration government restrictions, employee safety, and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, reopening our offices could expose our employees to health risks, and could involve additional costs or liability. While vaccines have become widely available in certain countries, and businesses and economies have reopened, the status of global economic recovery remains uncertain and unpredictable, and will continue to be impacted by developments in the pandemic including any subsequent waves of outbreak or new variant strains of the COVID-19 virus which may require re-closures or other preventative measures. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present risks for our real estate portfolio, as well as strategy, operational, talent recruiting and retention, and workplace culture challenges that may adversely affect our business. The COVID-19 pandemic and recent macroeconomic events could also impact our data center and computing infrastructure operations, including potential disruptions to, among other things, the supply chain required to maintain these systems, construction projects designed to expand our data center capacity, and primary vendors who provide critical products and services.
Our future revenues rely on continued demand by existing customers and the acquisition of new customers who may be subject to labor shortages and global supply chain disruptions due to recent macroeconomic events. In connection with recent macroeconomic events, we have experienced and may continue to experience delays in purchasing decisions from existing and prospective customers and a reduction in customer demand. For example, in the early stages of the COVID-19 pandemic, we experienced a reduction in customer demand in the industries most impacted by the COVID-19 pandemic, such as travel and hospitality. Similarly, we experienced a reduction in renewal rates, particularly within our subset of small and medium-sized planning customers, as well as reduced customer spend and delayed payments. Our business, financial condition, and operating results may be negatively impacted in future periods due to a resurgence of COVID-19 or on account of recent macroeconomic events, including economic downturns or recessions. While our subscription services revenues are relatively predictable in the near term as a result of our subscription-based business model, the effect of recent macroeconomic events may not be fully reflected in our operating results and overall financial performance until future periods.
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
We host our applications and serve our customers and users from data centers operated by third parties located in the United States, Canada, and Europe. While we control and have access to our servers and all of the components of our network that are located in these data centers, we do not control certain aspects of these facilities, including their operation and security. The owners of these data center facilities have limited or no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if any of these data center operators are acquired, cease to do business, or stop providing contracted services, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and experience possible service interruptions in connection with doing so.
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
Many of the companies with which we compete for experienced personnel have greater resources than we have and may offer more lucrative compensation packages than we offer. Our business may be adversely affected if we are unable to retain our highly skilled employees, especially our senior sales executives. Job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, or if the mix of equity and cash compensation that we offer is not sufficiently attractive, it may adversely affect our ability to recruit and retain highly skilled employees. The challenges we face in recruiting and hiring qualified personnel may be compounded by a decreased willingness of candidates to leave their current employment due to various factors including economic uncertainty caused by recent macroeconomic factors. As market volatility due to macroeconomic factors continues, we may face additional challenges in recruiting and retaining qualified personnel. Additionally, job candidates may be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have an adverse effect on hiring and result in a diversion of our time and resources. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. Further, our current and future office environments, such as our current hybrid work policies, may not meet the expectations of our employees or prospective employees, and may amplify challenges in recruiting. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.

If we cannot maintain our corporate culture, we could lose the innovation, teamwork, and passion that we believe contribute to our success, and our business may be harmed.
We believe that a critical component of our success has been our corporate culture, as reflected in our core values: employees, customer service, innovation, integrity, fun, and profitability. We also believe that our commitment to our corporate culture, as well as our commitment to building products and services that help provide our customers with information regarding their own workforce and corporate culture, is part of the reason why our customers choose us. As we continue to grow, both organically and through acquisitions of employee teams, and develop the infrastructure associated with being a more mature public company, we will need to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions. Additionally, we and our stakeholders increasingly expect to have a corporate culture that embraces diversity and inclusion, and any inability to attract and retain diverse and qualified personnel may harm our corporate culture and our business. Moreover, our hybrid work policies require significant action to preserve our culture. As we continue to grow, we must be able to effectively integrate, develop, and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture. Any failure to maintain or adapt our culture could negatively affect our future success, including our ability to retain and recruit personnel and to achieve our corporate objectives, including our ability to quickly develop and deliver new and innovative products.
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
As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same pace or based on the same pricing model as we have used historically. From time to time, we may also change our pricing structure, which could adversely impact demand for our products. Moreover, large customers, which are a primary focus of our sales efforts, have and may continue to request greater price concessions and delayed payment terms. In the early stages of the COVID-19 pandemic, some of our existing and potential customers requested price concessions and delayed payment terms, as well as other terms and conditions that can impact our business and revenues. If these conditions were to return, whether as a result of a resurgence of COVID-19 or due to macroeconomic conditions, we may be required to reduce our prices or accept onerous terms and conditions, including delayed payment terms, which could adversely affect our revenues, profitability, financial position, and cash flows in any given period. Economic uncertainty and the risk or occurrence of global or domestic recessions can prompt existing and prospective customers to demand such concessions with increasing frequency and significance, and our competitors may become more likely to provide such concessions. Attrition of key personnel at our customers has impacted and may continue to impact our direct sales efforts. Furthermore, because our future revenue growth relies, in large part, on new customer acquisition, any inability of our sales force to establish relationships with potential customers during the current environment or prospects deferring buying decisions due to the economic uncertainty, is likely to have a negative impact on our future revenue growth and other financial measures.
In addition, our customers have no obligation to renew their subscriptions for our applications after the expiration of either the initial or renewed subscription period. If we are unable to successfully educate our customers on the benefits and features of our applications, or if our customers are aware of those benefits and features but do not use them, our customers may renew for fewer elements of our applications or on different pricing terms. Our customers’ renewal rates may also decline or fluctuate as a result of a number of other factors, including their level of satisfaction with our applications and pricing, their ability to continue their operations and spending levels, reductions in their headcount, and the evolution of their business. If our customers do not renew their subscriptions for our applications on similar pricing terms, our revenues may decline, and we may not be able to meet our revenue projections, which could negatively impact our business and the market price of our Class A common stock. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.
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
Our quarterly operating results, including our revenues, subscription revenue backlog, operating margin, profitability, and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. As discussed above, the extent to which the ongoing COVID-19 pandemic, measures taken in response to the pandemic, global economic uncertainty, inflation, and other recent macroeconomic events, could continue to impact our operating results will depend on future developments, which are highly uncertain and difficult to predict. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities. Additionally, as we typically sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year, we may experience a greater impact on our business and quarterly results due to the prolonged uncertainty.
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
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. As the restrictions due to the COVID-19 pandemic have decreased, we have returned to in-person events, but if due to a resurgence of COVID-19 or otherwise, we reinstate our shift to virtual customer, industry, partner, analyst, investor and employee events, these measures may not be as successful or showcase our products as well, and ultimately generate lower levels of customer interest, opportunities, and leads. In addition, we have and may in the future delay certain corporate advertising programs. These measures, if adopted, particularly if extended for prolonged periods, could have negative effects on our ability to develop and maintain widespread positive awareness of our brand, which could harm our business, financial condition, and operating results.
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
•the failure of strategic acquisitions to perform as expected or to meet financial projections, which may be heightened due to recent macroeconomic events and market volatility; and
•use of substantial portions of our available cash to consummate the acquisition.
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
A key element of our growth strategy is to further develop our worldwide customer base. Operating globally requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. Our efforts to further expand internationally may not be successful in creating additional demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the markets we enter. Foreign regulations, including privacy, data localization, and import/export regulations, are subject to change and uncertainty, including as a result of geopolitical developments, which may be amplified by the COVID-19 pandemic, macroeconomic conditions, including recession, or events such as the Russia-Ukraine conflict. In addition to navigating the challenges related to the ongoing COVID-19 pandemic in foreign jurisdictions, we face other risks in doing business on a global scale that could adversely affect our business, including:
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
Any of the above factors may negatively impact our ability to sell our applications and offer services globally, reduce our competitive position in foreign markets, increase our costs of global operations, and reduce demand for our applications and services from global customers. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time an increasing portion of our sales contracts may be outside the U.S. and will therefore be denominated in local currencies. Additionally, global events, as well as geopolitical developments such as the Russia-Ukraine conflict, fluctuating commodity prices, trade tariff developments, economic downturn, and inflation have caused, and may in the future cause, global economic uncertainty, and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Therefore, fluctuations in the value of foreign currencies may impact our operating results when translated into U.S. dollars. Such fluctuations may also impact our ability to predict our future results accurately. Although we have a hedging program to help mitigate some of this volatility and related risks, there can be no assurance that the hedging program will be effective in offsetting the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates.

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
Furthermore, our current or potential competitors may be acquired by, or merge with, third parties with greater available resources and the ability to initiate or withstand substantial price competition, such as the merger between Kronos Incorporated and The Ultimate Software Group, Inc. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. Many of our competitors also have major distribution agreements with consultants, system integrators, and resellers. If our competitors’ products, services, or technologies become more accepted than our products, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, our competitors may offer their products and services at a lower price, or may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers in light of the challenging business environment created by the COVID-19 pandemic or recent macroeconomic conditions. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business and operating results.
If we are not able to realize a return on our current development efforts or offer new features, enhancements, and modifications to our services that are desired by current or potential customers, our business and operating results could be adversely affected.
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. Furthermore, macroeconomic conditions including the COVID-19 pandemic could have a continuing impact on our plans to offer certain new features, enhancements, and modifications of our applications in a timely manner, particularly if we experience impacts to productivity as our employees continue to work remotely pursuant to our hybrid work model, or if there are delays in our hiring and onboarding of new employees. If we are unable to provide new features, enhancements, and modifications in a timely and cost-effective manner that achieve market acceptance or that keep pace with rapid technological developments and changing regulatory landscapes, our business and operating results could be adversely affected. For example, we are focused on enhancing the features and functionality of our applications to improve their utility to larger customers with complex, dynamic, and global operations, or we may be required to develop new features, enhancements, or modifications to our products to support our customers’ evolving compliance obligations. Some of our larger customers may also require features and functions unique to their business processes that we do not currently offer. In order to help ensure we meet these requirements, we may devote a significant amount of technology support and professional service resources to such customers. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to development resources and the technologies required to build and improve our applications, such as the datasets required to train our machine learning models. If we are not successful in developing these new features, enhancements, modifications, and applications, and bringing them to market timely, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers.

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
A quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to machine learning and AI. We are increasingly building machine learning and AI into many of our offerings. As with many cutting-edge innovations, machine learning and AI present new risks and challenges, and existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. The risks and challenges presented by machine learning and AI could undermine public confidence in machine learning and AI, which could slow its adoption and affect our business. We develop and offer machine learning products for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. Failure to adequately address ethical and social issues that may arise with such use cases could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results. Potential government regulation related to AI ethics may also increase the burden and cost of research and development in this area. For example, to demonstrate compliance with the New York City Automated Employment Decision Tools law, which will take effect January 1, 2023, customers may publicly disclose information, including the results of disparate impact analyses, about their use of our AI and machine learning products, subjecting us to reputational or business harm or legal liability. Employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI and machine learning may express opinions that could introduce reputational or business harm, or legal liability.
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
Standards for tracking and reporting ESG matters continue to evolve. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC or other regulatory bodies, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Further, we may rely on data provided by third parties to measure and report our ESG metrics and if the data input is incorrect or incomplete, our brand, reputation, and financial performance may be adversely affected.
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
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, customers, and suppliers, as well as financial, accounting, health, and payroll data. Additionally, our operations and the availability of the services we provide customers also depend on our information technology systems. As a result, a compromise of our applications or systems, or unauthorized access to, acquisition, use, tampering, release, alteration, theft, loss, or destruction of sensitive data, or unavailability of data, could disrupt our operations or impact the availability or performance of our applications; expose us and our customers to regulatory obligations and actions, litigation, investigations, remediation and indemnity obligations, or supplemental disclosure obligations; damage our reputation and brand; or result in loss of customer, consumer, and partner confidence in the security of our applications, an increase in our insurance premiums, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, impairment to our business, and other potential liabilities or related fees, expenses, or loss of revenues.
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
Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of security researchers, including those who appear to offer a solution to a vulnerability in exchange for some compensation, to sophisticated hacker organizations, including state-sponsored actors who may launch coordinated attacks, such as retaliatory cyber attacks stemming from the Russia-Ukraine conflict. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security events. As our market presence grows, we may face increased risks of cybersecurity attack or other security threats. Key cybersecurity risks range from viruses, worms, ransomware, and other malicious software programs, to phishing attacks, to exploitation of software bugs or other defects, to targeted attacks against cloud services and other hosted software, any of which can result in a compromise of our applications or systems and the data we store or process, disclosure of Workday confidential information and intellectual property, production downtimes, reputational harm, and an increase in costs to the business. As the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and generally are not identified until they are launched against a target, and because evidence of unauthorized activity may not have been captured or retained, or may be proactively destroyed by unauthorized actors, we may be unable to anticipate these attacks, assess the true impact they may have on our business and operations, or to implement adequate preventative measures. Future cyber-attacks and other security events may have a significant or material impact on our business and operating results.
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

Following the European Union’s (“EU”) passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global data privacy compliance landscape outside of the EU has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, in July 2020, the Court of Justice of the EU invalidated the Privacy Shield framework, which enabled companies to legally transfer data from the European Economic Area to the United States. A U.S. Executive Order has been issued that should lead to the development of a new EU-U.S. Privacy Framework under which EU data can legally be transferred to the United States. Until that framework is formally established, uncertainty may continue about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, GDPR requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subcontractors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. The UK government is considering amending its data protection legislation. If UK data protection changes significantly from EU norms, new data flow barriers could emerge, creating costs and complexity for companies. Other countries such as Russia, China, and India have also passed or are considering passing laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the United States present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in November 2020 and comes into effect on January 1, 2023, with a “lookback” period to January 1, 2022. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Other states have enacted, or are considering, privacy laws as well. Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to and which may place additional burdens on us. Increasing sensitivity of individuals to unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate may create a negative public reaction to technologies, products and services such as ours.
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
Some of our applications include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our applications. We attempt to avoid adverse licensing conditions in our use of open source software in our products and services. However, there can be no assurance that our efforts have been or will be successful. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be impacted by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition, the open source license terms for future versions of open source software that we use might change, requiring us to pay for a commercial license or re-engineer all or a portion of our technologies. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.

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
As of October 31, 2022, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2023 and fiscal 2043. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will expire between fiscal 2023 and fiscal 2043. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
Our revenue growth rates have declined and may decline again in the future as the size of our customer base and market penetration increases. In addition, our future rate of growth is subject to a number of uncertainties, including general economic and market conditions, including those caused by the ongoing COVID-19 pandemic, as well as risks associated with growing companies in rapidly changing industries. Other factors may also contribute to declines in our growth rates, including slowing demand for our services, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, and the maturation of our business, some of which may be magnified by macroeconomic conditions and the COVID-19 pandemic. As our growth rates decline, investors’ perceptions of our business and the trading price of our securities could be adversely affected.
Additionally, our ability to accurately forecast our future rate of growth is limited. It is difficult to predict customer and other user adoption rates and demand for our applications, the future growth rate and size of the cloud computing market for our services, or the entry of competitive applications. Moreover, it has been, and due to recent macroeconomic events, rising rates of inflation and related interest rate increases, and concerns about a possible recession, we expect it will continue to be even more difficult for us to forecast our operating results. We plan our expense levels and investments on estimates of future revenues and anticipated rates of growth. If our growth does not meet estimates, we may not be able to adjust our spending quickly enough to avoid an adverse impact on our financial results as a consequence of spending that is not aligned with our actual performance.
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
Our typical sales cycles are six to twelve months but can extend for eighteen months or more, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond human capital management. Due to the uncertainty of the recent macroeconomic environment, we have started to see instances of increased scrutiny from existing and prospective customers and the lengthening of certain sales cycles, and expect this trend may continue. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenues. In addition, a majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription services revenues from new customers generally are recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers, or customer insolvencies resulting from severe economic hardship, could have an impact on our subscription services revenues in any given period. Although we have downside protection in our customer agreements in the form of base minimums, should there be any prolonged decrease in our customers’ headcounts, we could experience reduced subscription services revenues upon renewal or potentially outside of the renewal period, which could materially impact our business and operating results in any given period.

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
•increase our vulnerability to the impact of adverse economic conditions; and
•negatively impact our credit rating, which could limit our ability to obtain additional financing in the future and adversely affect our business.
Our Senior Notes and 2022 Credit Agreement also impose restrictions on us and require us to maintain compliance with specified covenants. For example, our 2022 Credit Agreement includes a financial covenant that requires us to maintain a specific leverage ratio. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. Any required repayment of our debt as a result of a fundamental change or other acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.
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

Further, valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. In addition, we may experience additional volatility to our results of operations due to changes in market prices of our marketable equity investments and the valuation and timing of observable price changes or impairments of our non-marketable equity investments. Volatility in the global market conditions, including recent economic disruptions, inflation, and ongoing volatility in the public equity markets, may impact our equity investments. This volatility could be material to our results in any given quarter and may cause our stock price to decline. In addition, our ability to mitigate this volatility and realize gains on investments may be impacted by our contractual obligations to hold securities for a set period of time. For example, to the extent a company we have invested in undergoes an IPO, we may be subject to a lock-up agreement that restricts our ability to sell our securities for a period of time after the public offering or otherwise impedes our ability to mitigate market volatility in such securities.
Risks Related to Ownership of Our Class A Common Stock
Our Co-Founders have control over key decision making as a result of their control of a majority of our voting stock.
As of October 31, 2022, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 46 million shares of Class B common stock and 0.2 million shares of Class A common stock. As of October 31, 2022, our Co-Founder, Co-CEO, and Chairman Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.1 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
The trading price of our Class A common stock has historically been volatile and could be subject to wide fluctuations in response to various factors such as those described below. Further, the trading price of our Class A common stock has fluctuated significantly and may continue to fluctuate as a result of the COVID-19 pandemic, inflationary pressures, recession, other macroeconomic factors, and associated economic downturn. Additional risk factors that may affect the trading price of our securities, some of which are beyond our control and further magnified by the ongoing COVID-19 pandemic and other macroeconomic factors, include:
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
•the inability to execute on our Share Repurchase Program as planned, including failure to meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuances of repurchases thereunder;
•environmental, social, governance, ethical, and other issues impacting our brand;
•sales and purchases of any Class A common stock issued in connection with the warrant transactions related to the 2022 Notes;
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
Furthermore, the change in control repurchase event provisions of our Senior Notes may delay or prevent a change in control of our company, because those provisions allow note holders to require us to repurchase such notes upon the occurrence of a fundamental change or change in control repurchase event.
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
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or abroad, limited availability of credit, reduction in business confidence and activity, decreased government spending, or economic uncertainty, all of which are being impacted by the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, inflation, concerns of a domestic or global recession, and other macroeconomic factors, may continue to affect one or more of the sectors or countries in which we sell our applications. These economic conditions have arisen and can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Alternatively, a strong dollar could reduce demand for our applications and services in countries with relatively weaker currencies.
The impact of Brexit on EU-UK political, trade, economic and diplomatic relations continues to be uncertain and such impact may not be fully realized for several years or more. Continued uncertainty and friction may result in regulatory, operational, and cost challenges to our UK and global operations.
These adverse conditions have resulted and could continue to result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, customer bankruptcies, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended October 31, 2022, we issued 633,748 shares of our unregistered Class A common stock to holders of our 2022 Notes upon settlement of conversion of an aggregate principal amount of $1.15 billion of such notes. This share amount represents the conversion value of the 2022 Notes in excess of the principal amount converted. These shares of our Class A common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended October 31, 2022. The shares purchased represent the exercise of the convertible note hedges relating to the 2022 Notes. For further information, see Note 10, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2022 - August 31, 2022	—	$—	—	—
September 1, 2022 - September 30, 2022	—	—	—	—
October 1, 2022 - October 31, 2022	633,996	154.25	—	—
Total	633,996		—
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
Dated: November 29, 2022

Workday, Inc.

/s/ Barbara Larson
Barbara Larson Chief Financial Officer (Principal Financial and Accounting Officer)