Form 10-K
period 2023-01-31
Workday, Inc.
filed 2023-02-27
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of July 29, 2022 (based on a closing price of $155.10 per share) held by non-affiliates was approximately $31.0 billion. As of February 23, 2023, there were approximately 204 million shares of the registrant’s Class A common stock, net of treasury stock, and 55 million shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I
As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Our fiscal year ends on January 31. References to fiscal 2023, for example, refer to the year ended January 31, 2023.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future financial condition and operating results, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, beliefs, and projections about future events, conditions, and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict and many of which are outside of our control, including those arising from the impact of recent macroeconomic events, inflation, and the coronavirus (“COVID-19”) pandemic, as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
ITEM 1. BUSINESS
Overview
Workday is a leading provider of enterprise cloud applications for finance and human resources, helping customers adapt and thrive in a changing world. Workday provides more than 10,000 organizations with software-as-a-service solutions to help solve some of today’s most complex business challenges, including supporting and empowering their workforce, managing their finances and spend in an ever-changing environment, and planning for the unexpected.
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
As organizations adapt to changing conditions, we believe the need for an intuitive, scalable, and secure platform that ties finance, people, suppliers, and plans together in one version of truth is more important than ever. Workday provides organizations with a unified system that can help them plan, execute, analyze, and extend to other applications and environments, thereby helping them continuously adapt how they manage their business and operations. Workday embeds artificial intelligence (“AI”) and machine learning (“ML”) into the very core of our platform, enabling our applications to natively leverage AI and ML as part of the workflow. As a result, our AI and ML technology helps deliver better employee experiences, improve operational efficiencies, and provide insights for faster, data-driven decision-making. To support this, Workday delivers weekly product updates in addition to major feature releases twice a year. Through this model, Workday customers are able to stay current as one Workday community all on the same version of software that features a unified data and security model and rich user experience. We sell our solutions worldwide primarily through direct sales. We also offer professional services, as do our Workday Services Partners, to help customers deploy our solutions and continually adopt new capabilities.

In fiscal 2023, we announced a new Industry Accelerator program that combines Workday partners, solutions, and services to help speed cloud transformation efforts initially targeted at banking, healthcare, insurance, and technology companies. With these initiatives, we expect that Workday customers will benefit from a robust ecosystem, helping deliver additional innovation and solutions.
To grow our unified suite of Workday applications, we primarily invest in research and development, but we also selectively acquire companies that are consistent with our design principles, existing product set, corporate strategy, and company culture. We engage in acquisitions to augment our suite of applications, such as Peakon ApS (“Peakon”), a continuous listening platform that captures real-time employee sentiment; Zimit, a configure, price, quote (“CPQ”) solution built for services industries; and VNDLY, a cloud-based external workforce and vendor management technology.
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
Financial Management: Solutions for the Office of the CFO
In the changing world of finance, Workday helps finance leaders accelerate their journeys towards becoming a truly digital finance operation by giving them the tools they need to manage the strategic direction of their organizations while also supporting growth, profitability, and compliance and regulatory requirements. Workday’s suite of financial management applications, built on a foundation with AI and ML at the core, helps enable CFOs to maintain accounting information in the general ledger; manage core financial processes such as payables and receivables; identify real-time financial, operational, and management insights; improve financial consolidation; reduce time-to-close; promote internal control and auditability; and achieve consistency across global finance operations.
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
Human Capital Management: Solutions for the Office of the CHRO
In the changing world of human resources (“HR”), Workday helps organizations identify and respond to rapidly changing conditions, whether they stem from shifting talent needs or a renewed focus on belonging and diversity. Workday’s suite of HCM applications allows organizations to manage the entire employee lifecycle – from recruitment to retirement – enabling HR teams to hire, onboard, pay, develop and reskill, and provide meaningful employee experiences that are personalized and helpful, based on listening to the diverse needs of today’s workforce. For example, our skills technology, built on an AI and ML foundation, helps organizations make the important shift to a skills-first approach, helping them prepare today for the jobs of tomorrow.
Planning: Solutions for the Offices of the CFO and CHRO
In today’s dynamic business environment, businesses are continuously planning to model various scenarios and preparing to quickly respond to change. Workday provides an active planning process that can model across finance, workforce, sales, and operational data, helping organizations make more informed decisions and respond quickly to changing situations. Workday leverages AI and ML to assist in creating forecasts that incorporate historical and third-party data, like economic data and labor statistics. When combined with Workday’s financial management and HCM solutions, organizations are able to leverage real-time transactional data to dynamically adjust and recalibrate their plans.

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
Industries: Solutions for the Offices of the CIO, CFO, and CHRO
Workday offers businesses flexible solutions to help them adapt to their industry-specific needs and respond to change. Workday’s applications serve industries such as healthcare, higher education, and professional services. For example, Workday provides supply chain and inventory solutions to healthcare organizations, allowing them to purchase, stock, track, and replenish their inventory to help support patient care. In addition, higher education institutions can deploy Workday’s solutions to manage the end-to-end student and faculty lifecycle. Moreover, with Workday’s solutions, professional services organizations can optimize and manage their client-facing projects.
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
Human Capital
Workday was founded with the idea of putting people at the center of enterprise software, which is why employees are our number one core value. As of January 31, 2023, our global workforce consisted of approximately 17,700 employees in 32 countries. We consider our relations with our employees to be very good. Our Chief People Officer, in partnership with our Chief Diversity Officer, is responsible for developing and executing Workday’s human capital strategy, including programs focused on total rewards; belonging and diversity; and employee development, engagement, and wellbeing. Our Chief People Officer and Co-CEOs regularly update our Board of Directors and Compensation Committee on human capital matters and seek their input on subjects such as succession planning, executive compensation, and our company-wide equity programs.
Total Rewards
Our compensation philosophy is designed to establish and maintain a fair and flexible compensation program that attracts and rewards talented individuals who possess the skills necessary to support our near-term objectives, create long-term value for our stockholders, grow our business, and assist in the achievement of our strategic goals. We believe that providing employees with competitive pay, ownership in the company, and a wide range of benefits is fundamental to employees feeling valued, motivated, and recognized for their contributions. Equity ownership is a key element of our compensation program, allowing employees to share in Workday’s successes and aligning the interests of our employees with our stockholders. Additionally, our total rewards package includes a cash bonus program, an employee stock purchase plan, healthcare and retirement benefits, paid time off, family leave, and other wellness programs. We also offer specialized benefits such as a holistic global mental and emotional health program, onsite and virtual healthcare resources, and support for fertility options and new parents, as well as reimbursement of adoption costs.
Our Commitment to Pay Parity
We believe that all employees deserve to be paid fairly and equitably and be afforded an equal chance to succeed. We have a market-based pay structure that compares our roles to those of our peers in each region. This process helps ensure we pay according to the market value of the jobs we offer. We also have processes in place to make pay decisions based on internally consistent and fair criteria. Each year, we conduct a company-wide pay equity analysis to help ensure pay equity between men and women as well as a US-based analysis with respect to employees of different ethnicities. If we identify differences in pay, we research those differences and, if appropriate, take action (including making adjustments to employees’ pay, when appropriate).

Belonging and Diversity
We strive to be a workplace where all employees are valued for their unique perspectives and where we all collectively contribute to Workday’s success and innovation. Belonging and Diversity (“B&D”) helps us cultivate an equitable and inclusive environment for all. Whether it's through creating resources and initiatives that enable and strengthen our culture, building inclusive products and technology, or hiring and developing diverse talent, our vision is to Value Inclusion, Belonging, and Equity (“VIBE”) for all.
We have made significant progress towards our ongoing company commitments to B&D. To track progress and plan for the future, we use internally developed products to bring diversity- and inclusion-related data into one centralized location and set our B&D strategy. Through these products, we can assess, measure, benchmark, and manage diversity and inclusion as well as empower our leaders to create B&D plans and measure performance and outcomes across areas such as hiring, development, and employee experience. Looking at our diversity data, we continue to make strides in our representation. To continue to improve employee representation, in 2020, we declared a set of company commitments to increase our overall representation of Black and Latinx employees in the U.S. by 30% and to double the number of our Black and Latinx leaders in the U.S. by the end of calendar year 2023. We have successfully surpassed our overall representation goal and as of January 31, 2023, we are at 86% of our goal to double the number of Black and Latinx leaders in the U.S. As of January 31, 2023, women represented 42% of our global employees and 37% of our leadership positions globally, and underrepresented minorities (defined as those who identify as Alaskan native, American Indian, Black, Latinx, Native Hawaiian, Other Pacific Islander, and/or two or more races) represented 14% of our U.S. employees and 10% of our leadership positions in the U.S.
We believe that talent is everywhere, but opportunity is not. Skills, education, and experience are gained in a variety of ways that are often not recognized in the traditional recruiting process. Talent acquisition at Workday ensures there is intentionality about weaving VIBE throughout our hiring practices to ensure an inclusive and equitable experience for all. We also invest in leading workforce development organizations who provide direct training and employment opportunities for candidates facing barriers to employment through our Opportunity Onramps programs.
Learning and Development
Our employees tell us they are most engaged when they are continuously being exposed to new things, empowered to build new skills, and able to make an impact. Our employees have instant access to training via several industry-leading learning platforms, which provide our global workforce with convenient, timely access to content from subject matter experts. We offer a number of educational resources, development opportunities, and a support community to guide employees throughout their Workday careers. For example, we developed Career Hub which helps our employees share skills and interests and receive relevant connections, curated learning content, and recommended jobs to help them on their career journeys. Using machine learning, Career Hub provides workers with suggestions to grow their skills and capabilities and encourages them to build a plan as they explore opportunities for continued career development.
Additionally, to foster a strong culture of compliance and ethics, we conduct annual compliance and ethics training of our Code of Conduct for all employees. In fiscal 2023, we had a 100% completion rate for our annual Code of Conduct training.
Communication and Engagement
Our culture and how we treat people are paramount at Workday, and we believe that being transparent and facilitating information sharing are key to our success. Workday leverages multiple communication channels to engage and inform employees, including company meetings, town halls, internal websites, and social collaboration tools. We also use Workday Peakon Employee Voice to collect feedback in real time from our employees and turn that feedback into dialog and action. Since we introduced Workday Peakon Employee Voice in fiscal 2022, we have had an average weekly participation rate of approximately 70% across our global employees, which reflects strong continuous participation by our employees. We receive data points from these surveys that help us identify actions to take to improve our company and our culture.
Buoyed by the opportunities offered by our own technology, our talent philosophy puts employees at the center of their own career and performance journey. A fundamental tenet of this approach is the belief that we should provide employees with the tools and framework to enable their careers, putting them in the driver’s seat. Our talent philosophy is centered on five factors that fuel employee success: enable contribution, grow capabilities, empower career, deepen connections, and align compensation and recognition.
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
In fiscal 2023, we transitioned to a hybrid work model to provide flexibility for our employees to work from home, while still bringing people together to foster collaboration and innovation. We offer new remote-based employees a $300 equipment stipend to enable them to have a comfortable work-from-home environment. To help keep health and mental wellness top of mind, we offer a series of programs and communications focused on mental health. These included tools and resources related to sleep, healthy eating, and mindfulness, as well as enhancements to our Employee Assistance Program to, among other things, facilitate access to mental health services.
Our Global Workplace Safety team supports the traditional corporate areas of employee health and safety and physical security for Workday on a global scale. From the workplace to work-related travel, we strive to keep our employees safe with programs including safety awareness training, emergency response protocols, and our ergonomics and life safety team programs.
Giving and Doing
In support of our efforts to give back to the communities where we live and work, our employees donate time and expertise as mentors and volunteers to help close the skills gap. On top of our strategic, company-led social impact and employee volunteerism efforts, we also believe that giving back is even more rewarding when people get to make an impact through their favorite causes. We encourage and support employee giving and volunteering through programs such as our charitable donation matching gift program, our paid time off benefit for employees to volunteer and give back to their communities, and our team volunteer experience, where employee teams of five or more can volunteer with a charity partner of their choice and receive grants of up to $5,000.
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
Sales and Marketing
We sell our subscription contracts and related services globally, primarily through our direct sales organization, which consists of field sales and field sales support personnel. The Workday Field Sales team is aligned by geography, industry, and/or prospect size. We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs and strategic relationships. Our marketing programs largely target senior business leaders, including CFOs, CHROs, and CIOs. Our sales strategy also focuses on growing our relationships with our existing customers to expand the adoption of our suite of solutions over time.
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
Competition
The overall market for enterprise application software is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs, and frequent introductions of new products. We currently compete with large, well-established, enterprise application software vendors, such as Oracle Corporation (“Oracle”) and SAP SE (“SAP”). We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based solutions. These vendors include UKG Inc.; Automatic Data Processing, Inc.; Infor, Inc.; Ceridian HCM Holding Inc.; Microsoft Corporation; Anaplan, Inc.; and Coupa Software Inc.
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
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We require our employees, contractors, consultants, suppliers, and other third parties to enter into confidentiality and proprietary rights agreements, and we control access to software, documentation, and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights, and trademarks, as well as contractual protections and controls to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel; creation of new products, features, and functionality; and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.

Governmental Regulation
As a public company with global operations, we are subject to various federal, state, local, and foreign laws and regulations. These laws and regulations, which may differ among jurisdictions, include, among others, those related to financial and other disclosures, accounting standards, privacy and data protection, intellectual property, AI ethics and machine learning, corporate governance, tax, government contracting, trade, antitrust, employment, immigration and travel, import/export, and anti-corruption. The costs to comply with these governmental regulations are not material to the understanding of our business. For a further discussion of the risks associated with government regulations that may materially impact us, see “Risk Factors” included in Part I, Item 1A of this report.
Corporate Information
We were incorporated in March 2005 in Nevada, and in June 2012, we reincorporated in Delaware. Our principal executive offices are located at 6110 Stoneridge Mall Road, Pleasanton, California 94588, and our telephone number is (877) WORKDAY. Our website address is www.workday.com. The information on, or that can be accessed through, our website is not part of this report. Workday, the Workday logo, VIBE, Peakon, Zimit, VNDLY, and Opportunity Onramps are trademarks of Workday, Inc., which may be registered in the United States and elsewhere. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.
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
Summary of Risk Factors
The below summary risks provide an overview of the material risks we are exposed to in the normal course of our business activities. The below summary risks do not contain all of the information that may be important to you, and you should read these together with the more detailed discussion of risks set forth following this section, as well as elsewhere in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks beyond those summarized below, or discussed elsewhere in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future, or to the markets in which we currently operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including those associated with the following:
•any compromise of our information technology systems or the security measures of our service partners, or the unauthorized access of customer or user data;
•our ability to properly manage our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties, or the impact of service outages or delays in the deployment of our applications, or the failure of our applications to perform properly;
•privacy concerns and evolving domestic or foreign laws and regulations;
•the impact of continuing global economic and geopolitical volatility, inflation, rising interest rates, and the measures we may take in response to such events;
•any loss of key employees or the inability to attract, train, and retain highly skilled employees;
•our ability to compete effectively in the intensely competitive markets in which we participate;
•exposure to risks inherent to sales to customers outside the United States or with international operations;
•any dissatisfaction of our users with the deployment, training, and support services provided by us and our partners;
•the fluctuation of our quarterly results;
•our ability to realize a return on our current development efforts or offer new features, enhancements, and modifications to our products and services, and our ability to realize a return on the investments we have made toward entering new markets and new lines of business;
•delays in the reflection of downturns or upturns in new sales in our operating results associated with long sales cycles;
•our ability to predict the rate of customer subscription renewals or adoptions;
•our ability to establish or maintain our strategic relationships with third parties, or any failure to successfully integrate our applications with third-party technologies;
•a failure to manage our growth effectively;
•our ability to realize the expected business or financial benefits of company, employee, or technology acquisitions;
•our history of cumulative losses;
•any failure to protect our intellectual property rights domestically and internationally;
•lawsuits against us by third parties for alleged infringement of their proprietary rights or in connection with our use of open source software;
•risks related to government contracts and related procurement regulations;
•any adverse litigation results;
•the limited ability of non-affiliates to influence corporate matters due to the dual class structure of our common stock;
•our substantial indebtedness;

•the limited ability of third parties to seek a merger, tender offer, or proxy contest due to Delaware law and provisions in our organizational documents; and
•the limited ability of a stockholder to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees due to the exclusive forum provision in our organizational documents.
Risks Related to Our Business and Industry
If we fail to properly manage our technical operations infrastructure, experience service outages, undergo delays in the deployment of our applications, or our applications fail to perform properly, we may be subject to liabilities and our reputation and operating results may be adversely affected.
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
In addition, we rely upon third-party hosted infrastructure partners globally, including Amazon Web Services (“AWS”), Google LLC, and Microsoft Corporation, to serve customers and operate certain aspects of our services. Any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted. For example, in July 2022, we experienced a disruption at certain of our hosted data centers in two of our U.S. locations due to high temperatures and power outages that resulted in a brief temporary outage of our services for a subset of our customers. These facilities may also be subject to capacity constraints, financial difficulties, break-ins, sabotage, intentional acts of vandalism and similar misconduct, natural catastrophic events, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit or delay operation.
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
The extent to which the continuing global economic and geopolitical volatility, the impact of inflation on our costs and on customer spending, and measures taken in response to such events will continue to impact our business, financial condition, and operating results will depend on future developments, which are highly uncertain and difficult to predict.
We operate on a global scale, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. Global economic developments, downturns or recessions, and global health crises may negatively affect us or our ability to accurately forecast and plan our future business activity. For example, inflation rates have recently increased, and inflationary pressure may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. In response to the concerns over inflation risk, the U.S. Federal Reserve raised interest rates multiple times in 2022 and may continue to do so in the future. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. In addition, the Russian invasion of Ukraine in early 2022 has led to further economic disruption. While we do not operate in Russia and while our extended workforce in Ukraine is not a material part of our workforce, the conflict has increased inflationary cost pressures and supply chain constraints which have negatively impacted the global economy and may negatively impact the supply chain required to sustain our data centers and computing infrastructure operations. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to such events, and the effectiveness of those actions. As a result of these and other recent macroeconomic events, we have experienced volatility in the trading prices for our Class A common stock, and such volatility may continue in the long term. Any sustained adverse impacts from these and other recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.
Our future revenues rely on continued demand by existing customers and the acquisition of new customers who may be subject to economic hardship, labor shortages, and global supply chain disruptions due to recent macroeconomic events and may delay or reduce their enterprise software spending to preserve capital and liquidity. In connection with recent macroeconomic events, we have experienced and may continue to experience delays in purchasing decisions from existing and prospective customers and a reduction in customer demand. Our business, financial condition, and operating results may be negatively impacted in future periods due to the prolonged impacts of recent macroeconomic events, including economic downturns or recessions. While our subscription services revenues are relatively predictable in the near term as a result of our subscription-based business model, the effect of recent macroeconomic events may not be fully reflected in our operating results and overall financial performance until future periods.

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
Our success and future growth depend largely upon the continued services of our executive officers, other members of senior management, and other key employees. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and they could terminate their employment with us at any time. In December 2022, we announced the resignation of Chano Fernandez from his role as Co-CEO and the appointment of Carl Eschenbach as our Co-CEO, alongside Aneel Bhusri. From time to time, there may be changes in our executive management team and to other key employee roles resulting from organizational changes or the hiring or departure of executives or other employees, which could disrupt our business, impact our ability to preserve our culture, negatively affect our ability to attract and retain personnel, or otherwise have a serious adverse effect on our business and operating results.
To execute our growth plan, we must attract, train, and retain highly qualified personnel. Our ability to compete and succeed in a highly competitive environment is directly correlated to our ability to recruit and retain highly skilled employees, especially in the areas of product development, cybersecurity, senior sales executives, and engineers with significant experience in designing and developing software and internet-related services, including in the areas of AI and ML. The market for skilled personnel in the software industry is very competitive, and as we are headquartered in the San Francisco Bay Area, we face intense competition among large and small firms in the Silicon Valley market. The increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. In addition, the expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Identifying and recruiting qualified personnel and training them in our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. Our business may be adversely affected if our efforts to attract and train new members of our direct sales force do not generate a corresponding increase in revenues. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in desired geographic areas or at all.
Many of the companies with which we compete for experienced personnel have greater resources than we have and may offer more lucrative compensation packages than we offer. Our business may be adversely affected if we are unable to retain our highly skilled employees, especially our senior sales executives. Job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, or if the mix of equity and cash compensation that we offer is not sufficiently attractive, it may adversely affect our ability to recruit and retain highly skilled employees. Additionally, job candidates may be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have an adverse effect on hiring and result in a diversion of our time and resources. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. Further, our current and future office environments or our current hybrid work policies may not meet the expectations of our employees or prospective employees, and may amplify challenges in recruiting. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.
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

Our primary competitors are Oracle and SAP, well-established providers of financial management and HCM applications, which have long-standing relationships with many customers. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based solutions. These vendors include, without limitation: UKG Inc., Automatic Data Processing, Inc., Infor, Inc., Ceridian HCM Holding Inc., Microsoft Corporation, Anaplan, Inc., and Coupa Software Inc. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances, and organic development. In addition, other cloud companies that provide services in different target markets may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. As the market matures and as existing and new market participants introduce new types of technologies and different approaches that enable organizations to address their HCM and financial needs, we expect this competition to intensify in the future.
Furthermore, our current or potential competitors may be acquired by, or merge with, third parties with greater available resources and the ability to initiate or withstand substantial price competition. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. Many of our competitors also have major distribution agreements with consultants, system integrators, and resellers. If our competitors’ products, services, or technologies become more accepted than our products, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, our competitors may offer their products and services at a lower price, or may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers in light of the challenging business environment created by economic downturn, or other recent macroeconomic conditions. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business and operating results.
Sales to customers outside the United States or with international operations expose us to risks inherent in global operations.
A key element of our growth strategy is to further develop our worldwide customer base. Operating globally requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. Our efforts to further expand internationally may not be successful in creating additional demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the markets we enter. Foreign regulations, including privacy, data localization, and import/export regulations, are subject to change and uncertainty, including as a result of geopolitical developments, which may be amplified by macroeconomic conditions, including recession, or events such as the Russia-Ukraine conflict and the COVID-19 pandemic. We face other risks in doing business on a global scale that could adversely affect our business, including:
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
In order for our customers to successfully implement our applications, they need access to highly skilled and trained service professionals. Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of deployment services for our customers. If customers are not satisfied with the quality and timing of work performed by us or a third party or with the type of professional services or applications delivered, or if we or a third party have not delivered on commitments made to our customers, then we could incur additional costs to address the situation, the revenue recognition of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers both domestic and abroad.
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
As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same pace or based on the same pricing model as we have used historically. From time to time, we may also change our pricing structure, which could adversely impact demand for our products. Moreover, our customers have and may continue to request price concessions and delayed payment terms. Economic uncertainty and the risk or occurrence of global or domestic recessions can prompt existing and prospective customers to demand price concessions and delayed payment terms with increasing frequency and significance, and our competitors may become more likely to provide such concessions, which could adversely affect our revenues, profitability, financial position, and cash flows in any given period. Attrition of key personnel at our customers has impacted and may continue to impact our direct sales efforts. Furthermore, because our future revenue growth relies, in large part, on new customer acquisition, any inability of our sales force to establish relationships with potential customers during the current environment or prospects deferring buying decisions due to the economic uncertainty, is likely to have a negative impact on our future revenue growth and other financial measures.
In addition, our customers have no obligation to renew their subscriptions for our applications after the expiration of either the initial or renewed subscription period. If we are unable to successfully educate our customers on the benefits and features of our applications, or if our customers are aware of those benefits and features but do not use them, our customers may renew for fewer elements of our applications, renew on different pricing terms, or fail to renew, and market perceptions of our company and our applications may be impaired, and our reputation and brand may suffer. Our customers’ renewal rates may also decline or fluctuate as a result of a number of other factors, the risk of which may be heightened by current macroeconomic conditions and may further increase if these conditions persist, including their level of satisfaction with our applications and pricing, their ability to continue their operations and spending levels, reductions in their headcount, and the evolution of their business. If our customers do not renew their subscriptions for our applications on similar pricing terms, our revenues may decline, and we may not be able to meet our revenue projections, which could negatively impact our business and the market price of our Class A common stock. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.
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
Our quarterly operating results, including our revenues, subscription revenue backlog, operating margin, profitability, and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. As discussed above, the extent to which global economic uncertainty, inflation, measures taken in response to the COVID-19 pandemic, and other recent macroeconomic events could continue to impact our operating results will depend on future developments, which are highly uncertain and difficult to predict. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities. Additionally, as we typically sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year, we may experience a greater impact on our business and quarterly results due to the prolonged uncertainty.
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

•the amount and timing of operating expenses related to organizational changes, employee matters, and the maintenance and expansion of our business, operations, and infrastructure;
•network outages or security breaches;
•general economic, market, and geopolitical conditions, including the impact of recent economic downturn, the COVID-19 pandemic, the Russia-Ukraine conflict, inflation, and rising interest rates;
•increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;
•the changes in payment terms and timing of customer payments and payment defaults by customers, including those impacted by the recent macroeconomic conditions;
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
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. Furthermore, macroeconomic conditions, including economic downturn, could have a continuing impact on our plans to offer certain new features, enhancements, and modifications of our applications in a timely manner, particularly if we experience impacts to productivity as our employees continue to work remotely pursuant to our hybrid work model. If we are unable to provide new features, enhancements to user experience, and modifications in a timely and cost-effective manner that achieve market acceptance, align with customer expectations, and that keep pace with rapid technological developments and changing regulatory landscapes, our business and operating results could be adversely affected. Some of our larger customers may also require features and functions unique to their business processes that we do not currently offer. In order to help ensure we meet these requirements, we may devote a significant amount of technology support and professional service resources to such customers. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to development resources and the technologies required to build and improve our applications, such as the datasets required to train our machine learning models. If we are not successful in developing these new features, enhancements, modifications, and applications, and bringing them to market timely, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers.
We have experienced rapid growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have experienced rapid growth in our customers, headcount, and operations and anticipate that we will continue to expand our customer base, headcount, and operations. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, utilize our resources efficiently, and to scale our operations appropriately. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. Failure to effectively manage growth or efficiently utilize our resources could result in difficulty or delays in deploying products and services to customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties, and any of these difficulties could adversely impact our business performance and operating results.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.
We believe that developing and maintaining widespread positive awareness of our brand is critical to achieving widespread acceptance of our applications, retaining and attracting customers, and hiring and retaining employees. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand. Concerns about global economic and geopolitical volatility, including a possible or emergent recession, particularly if extended for prolonged periods, could impede our brand-building activities and could have negative effects on our ability to develop and maintain widespread positive awareness of our brand, which could harm our business, financial condition, and operating results.
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
We believe that a critical component of our success has been our corporate culture, as reflected in our core values: employees, customer service, innovation, integrity, fun, and profitability. We also believe that our commitment to our corporate culture, as well as our commitment to building products and services that help provide our customers with information regarding their own workforce and corporate culture, is part of the reason why our customers choose us. As we continue to grow, both organically and through acquisitions of employee teams, and develop the infrastructure associated with being a more mature public company, we will need to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions. Additionally, we and our stakeholders increasingly expect to have a corporate culture that embraces diversity and inclusion, and any inability to attract and retain diverse and qualified personnel may harm our corporate culture and our business. Moreover, our hybrid work policies require significant action to preserve our culture. As we continue to grow, we must be able to effectively integrate, develop, and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values. Any failure to maintain or adapt our culture could negatively affect our future success, including our ability to retain and recruit personnel and to achieve our corporate objectives, including our ability to quickly develop and deliver new and innovative products.
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

As Workday Mobile becomes increasingly important to Workday’s customer experience, we also need to continuously modify and enhance our applications to keep pace with changes in third-party internet-related hardware, iOS, Android, other mobile-related technologies, and other third-party software, communication, browser, and database technologies, as well as with customer expectations. We must also appropriately balance the application capability demands of our current customers with the capabilities required to address the broader market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our product development expenses. Any failure of our applications to operate effectively with future network platforms and other third-party technologies could reduce the demand for our applications, result in customer and end user dissatisfaction, and adversely affect our business and operating results. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could materially impair our ability to provide solutions or professional services to our customers in a timely manner, cause us to lose customers, limit us to smaller deployments of our solutions, or increase our technical support costs.
We have acquired, and may in the future acquire, other companies, employee teams, or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.
We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our applications, enhance our technical capabilities, obtain personnel, or otherwise offer growth opportunities. For example, we acquired Peakon, Zimit, and VNDLY in fiscal 2022. The pursuit of acquisitions may divert the attention of management, disrupt ongoing business, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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
Acquisitions could also result in dilutive issuances of equity securities or the issuance of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and operating results may suffer.
If we are not able to realize a return on the investments we have made toward entering new markets and new lines of business, our business and operating results could be adversely affected.
We continue to seek opportunities to enter into new markets and/or new lines of business, some of which we may have very limited or no experience in. As an entrant to new markets and new lines of business, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate adoption rates of these new lines of business or their underlying technology. For example, AI and ML are propelling advancements in technology, but if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. Also, we may not be able to properly price our solutions in these new markets, which could negatively affect our ability to sell to customers. Furthermore, customers in these new markets or of the new lines of business may demand more features and professional services, which may require us to devote even greater research and development, sales, support, and professional services resources to such customers. If we fail to generate adequate revenues from these new markets and lines of business, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our business, financial condition, and operating results.
Social and ethical issues relating to the use of new and evolving technologies, such as AI and ML, in our offerings may result in reputational harm and liability.
A quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social and ethical issues related to AI and ML. We are increasingly building AI and ML into many of our offerings. As with many cutting-edge innovations, AI and ML present new risks and challenges, and existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. The risks and challenges presented by AI and ML could undermine public confidence in AI and ML, which could slow its adoption and affect our business. We develop and offer machine learning products for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. Failure to adequately address ethical and social issues that may arise with such use cases could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results. Potential government regulation related to AI ethics may also increase the burden and cost of research and development in this area. For example, to demonstrate compliance with the New York City Automated Employment Decision Tools law, which took effect January 1, 2023, customers may publicly disclose information, including the results of disparate impact analyses, about their use of our AI and ML products, subjecting us to reputational or business harm or legal liability. Employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI and ML may express opinions that could introduce reputational or business harm, or legal liability.
Our aspirations and disclosures related to environmental, social, and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.
The positions we take on ESG matters, human capital management initiatives, and ethical issues from time to time may impact our brand, reputation, or ability to attract or retain customers. In particular, our brand and reputation are associated with our public commitments to environmental sustainability (including our science-based targets), strong corporate governance practices, equality, inclusivity, and ethical use, and any perceived changes in our dedication to these commitments could impact our relationships with potential and current customers, employees, stockholders, and other stakeholders. These commitments reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
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
Standards for tracking and reporting ESG matters continue to evolve. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC or other regulatory bodies, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. It is likely that increasing regulatory requirements and regulatory scrutiny related to ESG matters will continue to expand globally and result in higher associated compliance costs.
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
Our applications involve the storage and transmission of our customers’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, customers, and suppliers, as well as financial, accounting, health, and payroll data. Additionally, our operations and the availability of the services we provide customers also depend on our information technology systems. As a result, a compromise of our applications or systems, or unauthorized access to, acquisition, use, tampering, release, alteration, theft, loss, or destruction of sensitive data, or unavailability of data or our applications, could disrupt our operations or impact the availability or performance of our applications; expose us and our customers to regulatory obligations and actions, litigation, investigations, remediation and indemnity obligations, or supplemental disclosure obligations; damage our reputation and brand; or result in loss of customer, consumer, and partner confidence in the security of our applications, an increase in our insurance premiums, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, impairment to our business, and other potential liabilities or related fees, expenses, or loss of revenues.
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
Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of security researchers, including those who appear to offer a solution to a vulnerability in exchange for some compensation, to sophisticated hacker organizations, including state-sponsored actors who may launch coordinated attacks, such as retaliatory cyber attacks stemming from the Russia-Ukraine conflict. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security events. As our market presence grows, we may face increased risks of cybersecurity attack or other security threats. Key cybersecurity risks range from viruses, worms, ransomware, and other malicious software programs, to phishing attacks, to exploitation of software bugs or other defects, to targeted attacks against cloud services and other hosted software, any of which can result in a compromise of our applications or systems and the data we store or process, disclosure of Workday confidential information and intellectual property, production downtimes, reputational harm, and an increase in costs to the business. As the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and often are not identified until they are launched against a target, and because evidence of unauthorized activity may not have been captured or retained, or may be proactively destroyed by unauthorized actors, we may be unable to anticipate these attacks, assess the true impact they may have on our business and operations, or to implement adequate preventative measures. Future cyber-attacks and other security events may have a significant or material impact on our business and operating results.

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
In December 2021, a critical remote code execution vulnerability was identified in the Apache Software Foundation’s Log4j software library (“Log4j”). Log4j is an open source software broadly used in Java-based applications to log security and performance information. According to public information, a bad actor could have exploited the Log4j vulnerability to remotely access a vulnerable system, allowing the bad actor to then steal information, launch ransomware, or conduct other malicious activity. We promptly worked to remediate vulnerabilities related to Log4j in our environments and found no indication that customer data or environments containing customer data had been affected. While this issue did not materially affect our business or operating results, there is no assurance that such circumstances or other similar incidents in the future would not result in material adverse effect on our business.
Additionally, remote work and resource access, including our hybrid work model, may result in an increased risk of cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of most of our employees and our service providers continuing to work remotely from non-corporate managed networks.
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
We rely on sophisticated information systems and technology, including those provided by third parties, for the secure collection, processing, transmission, storage of confidential, proprietary, and personal information, and to support our business operations and the availability of our applications. In the past several years, supply chain attacks have increased in frequency and severity. As we are both a provider and consumer of information systems and technology, we are at higher risk of being impacted either directly or indirectly by these attacks. The control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with third parties that we rely on are beyond our control. The audits we periodically conduct of some of our third parties vendors may not guarantee the security of and may be unable to prevent security events impacting the information technology systems of third parties that are part of our supply chain or that provide valuable services to us, which could result in the unauthorized access to, acquisition, destruction, alteration, use, tampering, release, unavailability, theft or loss of confidential, proprietary, or personal data of Workday, our employees, our customers, or our third party partners, which could in turn disrupt our operations and ability to conduct our business or the availability of our applications, or otherwise adversely affect our business, financial condition, operating results, or reputation.

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
Following the European Union’s (“EU”) passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global data privacy compliance landscape outside of the EU has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, in July 2020, the Court of Justice of the EU invalidated the Privacy Shield framework, which enabled companies to legally transfer data from the European Economic Area to the United States. A U.S. Executive Order has been issued that should lead to the development of a new EU-U.S. Privacy Framework under which EU data can legally be transferred to the United States. Until that framework is formally established, uncertainty may continue about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, GDPR requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subcontractors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. The UK government is considering amending its data protection legislation. If UK data protection changes significantly from EU norms, new data flow barriers could emerge, creating costs and complexity for companies. Other countries such as Russia, China, and India have also passed or are considering passing laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the United States present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in November 2020 and came into effect on January 1, 2023, with a “lookback” period to January 1, 2022. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Other states have enacted, or are considering, privacy laws as well. Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to and which may place additional burdens on us. Increasing sensitivity of individuals to unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate may create a negative public reaction to technologies, products and services such as ours.
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
Some of our products and services, such as Workday’s People Experience and Talent Optimization product suites, currently utilize or will utilize new and evolving technologies such as AI and ML and blockchain, including a variety of machine learning use cases that touch our finance and spend management product suites, among others. While existing laws and regulations may apply to these types of technologies, the overall regulatory environment governing these types of technologies is still currently undeveloped and likely to evolve as government interest in these technologies increases. Regulation of these technologies, as well as other technologies that we utilize in our products and services, also varies greatly among international, federal, state, and local jurisdictions and is subject to significant uncertainty. Governments and agencies domestic and abroad may in the future change or amend existing laws, or adopt new laws, regulations, or guidance, or take other actions which may severely impact the permitted uses of our technologies. Any failure by us to comply with applicable laws, regulations, guidance, or other rules could result in costly litigation, penalties, or fines. In addition, these regulations and any related enforcement actions could establish and further expand our obligations to customers, individuals, and other third parties with respect to our products and services, limit the countries in which such products and services may be used, restrict the way we structure and operate our business, require us to divert development and other resources, and reduce the types of customers and individuals who can use our products and services. Furthermore, our customers may operate in foreign jurisdictions, including countries in which we don't operate, and may be subject to additional laws and regulations outside the scope of our products. Increased regulation and oversight of products or services which utilize or rely on these technologies may result in costly compliance burdens or otherwise increase our operating costs, detrimentally affecting our business. These new technologies could subject us to additional litigation brought by private parties, which could be costly, time-consuming, and distracting to management and could result in substantial expenses and losses.
We are subject to risks related to government contracts and related procurement regulations, which may adversely impact our business and operating results.
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration, performance, and termination, which could adversely impact our business and operating results. Government certification requirements applicable to our platform, including FedRAMP, may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the full or revised certification. These laws and regulations provide public sector customers various rights, many of which are not typically found in commercial contracts. For instance, the process of evaluating potential conflicts of interest and developing necessary provisions and contract clauses, where needed, may delay or prevent Workday from being awarded certain U.S. federal government contracts.

Additionally, we have obtained authorization under FedRAMP, which allows us to enter into the U.S. federal government market. Such certification is subject to rigorous compliance and if we lose our certification, it could inhibit or preclude our ability to contract with certain U.S. federal government customers. In addition, some customers may rely on our authorization under FedRAMP to help satisfy their own legal and regulatory compliance requirements and our failure to maintain FedRAMP authorization would result in a breach under public sector contracts obtained on the basis of such authorization. This could subject us to liability, result in reputational harm, and adversely impact our financial condition or operating results.
We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for delays, interruptions, or termination by the government at any time, without cause, which may adversely affect our business and operating results and impact other existing or prospective government contracts.
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
As of January 31, 2023, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2024 and fiscal 2044. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will expire between fiscal 2024 and fiscal 2044. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
Our typical sales cycles are six to twelve months but can extend for eighteen months or more, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt our applications beyond human capital management. Due to the uncertainty of the recent macroeconomic environment, we have started to see instances of increased scrutiny from existing and prospective customers and the lengthening of certain sales cycles, and expect this trend may continue. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenues. In addition, a majority of our costs are expensed as incurred, while revenues are recognized over the life of the customer agreement. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription services revenues from new customers generally are recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers or customer insolvencies resulting from severe economic hardship, could have an impact on our subscription services revenues in any given period. Although we have downside protection in our customer agreements in the form of base minimums, should there be any prolonged decrease in our customers’ headcounts, we could experience reduced subscription services revenues upon renewal or potentially outside of the renewal period, which could materially impact our business and operating results in any given period.
Our historic revenue growth rates should not be viewed as indicative of our future performance.
Our revenue growth rates have declined and may decline again in the future as the size of our customer base and market penetration increases. In addition, our future rate of growth is subject to a number of uncertainties, including general economic and market conditions, including those caused by recent economic downturn, as well as risks associated with growing companies in rapidly changing industries. Other factors may also contribute to declines in our growth rates, including slowing demand for our services, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, and the maturation of our business, some of which may be magnified by macroeconomic conditions. As our growth rates decline, investors’ perceptions of our business and the trading price of our securities could be adversely affected.

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
In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027 (“2027 Notes”), $750 million aggregate principal amount of 3.700% notes due April 1, 2029 (“2029 Notes”), and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032 (“2032 Notes,” and together with the 2027 Notes and the 2029 Notes, “Senior Notes”). Additionally, in April 2022, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion.
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
•adversely affect our liquidity and result in a material adverse effect on our financial condition upon repayment of the indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to service and repay the indebtedness, reducing the amount of cash flow available for other purposes;
•limit our flexibility in planning for and reacting to changes in our business;
•increase our vulnerability to the impact of adverse economic conditions, including rising interest rates (which can make refinancing existing indebtedness more difficult or costly); and
•negatively impact our credit rating, which could limit our ability to obtain additional financing in the future and adversely affect our business.

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
As of January 31, 2023, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 45 million shares of Class B common stock and 0.4 million shares of Class A common stock. As of January 31, 2023, our Co-Founder, Co-CEO, and Chairperson Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.1 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of January 31, 2023. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
The trading price of our Class A common stock has historically been volatile and could be subject to wide fluctuations in response to various factors, many of which are beyond our control. The factors that have and may in the future affect the trading price of our securities include, but are not limited to:
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
•the inability to execute on our publicly announced program to repurchase up to $500 million of our outstanding shares of Class A common stock (the “Share Repurchase Program”) as planned, including failure to meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuances of repurchases thereunder;
•the impact of current macroeconomic conditions, including the ongoing COVID-19 pandemic and associated economic downturn, inflationary pressures, and recession;
•environmental, social, governance, ethical, and other issues impacting our brand;

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
We may not realize the anticipated long-term stockholder value of our Share Repurchase Program.
In November 2022, our Board of Directors authorized the Share Repurchase Program under which we may repurchase up to $500 million of shares of our Class A common stock. The Share Repurchase Program has a term of 18 months, but the program may be modified, suspended, or terminated at any time. Such repurchases may be made through open market transactions, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1, in accordance with applicable securities laws and other restrictions.
Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
The existence of the Share Repurchase Program could cause our stock price to trade higher than it otherwise would and could potentially reduce the market liquidity for our stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance it will do so because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of this program.
Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of the Share Repurchase Program. Furthermore, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, and other relevant factors.
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
•only our chairperson of the board, co-chief executive officers, co-presidents, or a majority of our Board of Directors are authorized to call a special meeting of stockholders;
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
Our restated certificate of incorporation and our bylaws, to the fullest extent permitted by law, provide that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. There is uncertainty as to whether a court would enforce this exclusive forum provision with respect to claims under the Securities Act. If a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results.
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
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or abroad, limited availability of credit, reduction in business confidence and activity, decreased government spending, or economic uncertainty, all of which are being impacted by concerns of a domestic or global recession, the Russia-Ukraine conflict, inflation, and other macroeconomic factors, may continue to affect one or more of the sectors or countries in which we sell our applications. These economic conditions have arisen and can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Alternatively, a strong dollar could reduce demand for our applications and services in countries with relatively weaker currencies.
The impact of Brexit on EU-UK political, trade, economic and diplomatic relations continues to be uncertain and such impact may not be fully realized for several years or more. Continued uncertainty and friction may result in regulatory, operational, and cost challenges to our UK and global operations.
These adverse conditions have resulted and could continue to result in reductions in sales of our applications, longer sales cycles, reductions in subscription duration and value, customer bankruptcies, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, financial condition, and operating results.
Catastrophic or climate-related events may disrupt our business.
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in the United States, Canada, and Europe. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes or other extreme weather conditions. Additionally, we rely on internal technology systems, our website, our network, and third-party infrastructure and enterprise applications, which are located in a wide variety of regions, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability (including the Russia-Ukraine conflict), war, terrorist attack, insurrection, pandemics or other public health emergencies (including the ongoing COVID-19 pandemic), or the effects of climate change (such as drought, flooding, heat waves, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and have, and may in the future, endure system interruptions, and may experience delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards, or stakeholder expectations regarding climate change that may impact our business, financial condition, and operating results.
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
Stockholders
As of February 23, 2023, there were 23 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 68 stockholders of record of our Class B common stock.
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
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2018, in our Class A common stock, the S&P 500 Index, and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
01/31/2018
01/31/2019
01/31/2020
01/31/2021
01/31/2022
01/31/2023
Workday, Inc.
S&P 500 Index
S&P 1500 Application Software Index

Company/Index	1/31/2018	1/31/2019	1/31/2020	1/31/2021	1/31/2022	1/31/2023
Workday, Inc.	$100.00	$151.41	$154.00	$189.78	$211.04	$151.33
S&P 500 Index	100.00	97.68	118.84	139.32	171.75	157.60
S&P 1500 Application Software Index	100.00	120.67	161.22	212.71	235.90	191.10
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended January 31, 2023 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1, 2022 - November 30, 2022	—	$—	—	$—
December 1, 2022 - December 31, 2022	181	165.72	181	470,001
January 1, 2023 - January 31, 2023	269	165.76	269	425,334
Total	450		450
(1)In November 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and total amount of shares repurchased will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. All repurchases disclosed in this table were made pursuant to the publicly announced Share Repurchase Program. For further information, see Note 14, Stockholders’ Equity of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
ITEM 6. [Reserved]

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
The following discussion of our financial condition and results of operations covers fiscal 2023 and 2022 items and year-over-year comparisons between fiscal 2023 and 2022. Discussions of fiscal 2021 items and year-over-year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, that was filed with the SEC on February 28, 2022.
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
We plan to reinvest a significant portion of our incremental revenues in future periods to grow our business. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling applications, enhance existing applications, and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and Asia-Pacific, by investing in product development and customer support to address the business needs of targeted local markets, increasing our sales organization and marketing programs, acquiring and leasing additional office space, and expanding our ecosystem of service partners to support local deployments. We expect to make further significant investments in our data center capacity and equipment and third-party hosted infrastructure platforms as we plan for future growth. We are also investing in personnel to support our growing customer base.
We regularly evaluate acquisition and investment opportunities in complementary businesses, employee teams, services, technologies, and intellectual property rights in an effort to expand our product and service offerings. For example, in fiscal 2022, we acquired Peakon, a continuous listening platform that captures real-time employee sentiment, Zimit, a configure, price, quote solution built for services industries, and VNDLY, a cloud-based external workforce and vendor management technology. We expect to continue making such acquisitions and investments in the future. While we remain focused on improving operating margin, these acquisitions and investments will increase our costs on an absolute basis in the near term. Many of these investments will occur in advance of experiencing any direct benefit from them and could make it difficult to determine if we are allocating our resources efficiently.
Since inception, we have also invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional services partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday and helping to deliver additional innovation and solutions, will drive additional customer subscriptions and continued growth in revenues. Due to our ability to leverage the expanding partner ecosystem, we expect the rate of professional services revenue growth to decline over time and continue to be lower than subscription revenue growth.

Impact of Current Economic Conditions
Recent macroeconomic events including higher inflation, the U.S. Federal Reserve raising interest rates, the COVID-19 pandemic, and the Russian invasion of Ukraine have negatively impacted the global economy, disrupted global supply chains, and created significant uncertainty, volatility, and disruption of financial markets. Despite the continuing uncertainty associated with these events, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers on their HR and finance digital transformation journeys. Demand for our products remains strong, and we continue to achieve solid new subscription bookings.
Our near-term revenues are relatively predictable as a result of our subscription-based business model. We have experienced, and may continue to experience, the lengthening of certain sales cycles, particularly within net new opportunities. If the economic uncertainty continues, we may also experience a negative impact on customer renewals, sales and marketing efforts, revenue growth rates, customer deployments, customer collections, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part I, Item 1A of this report.
Financial Results Overview
The following table provides an overview of our key metrics (in thousands, except percentages, basis points, and headcount data):

	As of and for the Years Ended January 31,
	2023	2022	Change
Total revenues	$6,215,818	$5,138,798	21%
Subscription services revenues	$5,567,206	$4,546,313	22%

GAAP operating income (loss)	$(222,200)	$(116,450)	91%
Non-GAAP operating income (1)	$1,209,636	$1,149,704	5%

GAAP operating margin	(3.6)%	(2.3)%	(130 bps)
Non-GAAP operating margin (1)	19.5%	22.4%	(290 bps)

Operating cash flows	$1,657,195	$1,650,704	0%

Total subscription revenue backlog	$16,448,155	$12,806,855	28%
24-month subscription revenue backlog	$9,677,373	$7,975,554	21%

Cash, cash equivalents, and marketable securities	$6,121,394	$3,644,161	68%

Headcount	17,744	15,204	17%
(1)See “Non-GAAP Financial Measures” below for further information.
Components of Results of Operations
Revenues
We derive our revenues from subscription services and professional services. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include related customer support. Professional services revenues include fees for deployment services, optimization services, and training.
Subscription services revenues accounted for approximately 90% of our total revenues during fiscal 2023, and represented 96% of our total unearned revenue as of January 31, 2023. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.

The mix of applications to which each customer subscribes can affect our financial performance due to price differentials in our applications. Pricing for our applications varies based on many factors, including the complexity and maturity of the application and its acceptance in the marketplace. New products or services offerings by competitors in the future could also impact the mix and pricing of our offerings.
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
Product development expenses. Product development expenses consist primarily of employee-related expenses associated with our efforts to add new features and applications, increase functionality, and enhance the ease of use of our cloud applications.
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing programs, and travel expenses. Marketing programs consist of advertising, events, corporate communications, brand awareness, brand ambassador campaigns, and product marketing activities. Sales commissions are considered incremental costs of obtaining a contract with a customer. Sales commissions for new revenue contracts are capitalized and amortized on a straight-line basis over a period of benefit that we have determined to be five years.
General and administrative expenses. General and administrative expenses consist of employee-related expenses for finance and accounting, legal, HR, information systems personnel, professional fees, and other corporate expenses.
Results of Operations
Revenues
Our total revenues for fiscal 2023, 2022, and 2021, were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Subscription services	$5,567,206	$4,546,313	$3,788,452
Professional services	648,612	592,485	529,544
Total revenues	$6,215,818	$5,138,798	$4,317,996

Total revenues were $6.2 billion for fiscal 2023, compared to $5.1 billion for fiscal 2022, an increase of $1.1 billion, or 21%. Subscription services revenues were $5.6 billion for fiscal 2023, compared to $4.5 billion for fiscal 2022, an increase of $1.0 billion, or 22%. The increase in subscription services revenues was primarily due to an increased number of customer contracts and strong customer renewals, with gross and net retention rates over 95% and over 100%, respectively. Professional services revenues were $649 million for fiscal 2023, compared to $592 million for fiscal 2022, an increase of $56 million, or 9%. The increase in professional services revenues was primarily due to Workday performing deployment and integration services for higher valued contracts.
Subscription Revenue Backlog
As of January 31, 2023, our total subscription revenue backlog was $16.4 billion, with $9.7 billion expected to be recognized in revenues over the next 24 months. As of January 31, 2022, our total subscription revenue backlog was $12.8 billion, with $8.0 billion expected to be recognized in revenues over the next 24 months. The increase in subscription revenue backlog during fiscal 2023 was primarily driven by the addition of new customers, expansion of our product offerings with existing customers, and the timing of renewals.
Operating Expenses
GAAP operating expenses were $6.4 billion for fiscal 2023, compared to $5.3 billion for fiscal 2022, an increase of $1.2 billion, or 23%. The increase in GAAP operating expenses was primarily due to an increase of $845 million in employee-related expenses, including share-based compensation. The main driver for the increase in employee-related expenses was higher headcount. We also recognized $40 million of expense from the workforce realignment announced in the fourth quarter of fiscal 2023. Additionally, we incurred costs related to our performance-based cash bonus program that we introduced in the fourth quarter of fiscal 2022 for all employees not covered under an existing cash incentive plan (“performance-based cash bonus program”). This program replaced our performance based restricted stock unit (“PRSU”) bonus program, resulting in a net increase of $36 million. Further, we changed the vesting dates of all unvested restricted stock units (“RSU”) from the 15th to the 5th of each month which resulted in an acceleration of share-based compensation expense of $28 million in the fourth quarter of fiscal 2023.
Additional increases within GAAP operating expenses included $94 million in facilities and IT-related expenses partly driven by our employees returning to our offices, $75 million in third-party expenses for hardware maintenance and data center capacity reflecting our continued investment in our technical operations infrastructure, and $54 million in travel expenses and $51 million related to marketing programs partly driven by a return to in-person events.
Non-GAAP operating expenses were $5.0 billion for fiscal 2023, compared to $4.0 billion for fiscal 2022, an increase of $1.0 billion, or 25%. The increase in non-GAAP operating expenses included $686 million in employee-related expenses primarily due to higher headcount, of which $102 million was related to the new performance-based cash bonus program, and $34 million was related to the workforce realignment. Additionally, there were increases of $94 million in facilities and IT-related expenses partly driven by our employees returning to our offices, $75 million in third-party expenses for hardware maintenance and data center capacity reflecting our continued investment in our technical operations infrastructure, and $54 million in travel expenses and $51 million related to marketing programs partly driven by a return to in-person events. Non-GAAP operating expenses were calculated by excluding share-based compensation expenses and certain other expenses, which consist of employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets. See “Non-GAAP Financial Measures” below for further information.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Year Ended January 31, 2023
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$1,011,447	$(106,119)	$(59,769)	$845,559
Costs of professional services	703,731	(110,216)	(6,678)	586,837
Product development	2,270,660	(618,973)	(23,162)	1,628,525
Sales and marketing	1,848,093	(249,248)	(42,490)	1,556,355
General and administrative	604,087	(210,066)	(5,115)	388,906
Total costs and expenses	$6,438,018	$(1,294,622)	$(137,214)	$5,006,182

	Year Ended January 31, 2022
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$795,854	$(85,713)	$(54,551)	$655,590
Costs of professional services	632,241	(113,443)	(11,181)	507,617
Product development	1,879,220	(543,135)	(32,935)	1,303,150
Sales and marketing	1,461,921	(215,692)	(47,457)	1,198,772
General and administrative	486,012	(154,422)	(7,625)	323,965
Total costs and expenses	$5,255,248	$(1,112,405)	$(153,749)	$3,989,094

	Year Ended January 31, 2021
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$611,912	$(63,253)	$(34,799)	$513,860
Costs of professional services	586,220	(101,869)	(6,486)	477,865
Product development	1,721,222	(505,376)	(27,567)	1,188,279
Sales and marketing	1,233,173	(202,819)	(35,797)	994,557
General and administrative	414,068	(131,537)	(6,337)	276,194
Total costs and expenses	$4,566,595	$(1,004,854)	$(110,986)	$3,450,755
(1)Other operating expenses include amortization of acquisition-related intangible assets of $86 million, $78 million, and $60 million for fiscal 2023, 2022, and 2021, respectively. In addition, other operating expenses include employer payroll tax-related items on employee stock transactions of $52 million, $76 million, and $51 million for fiscal 2023, 2022, and 2021, respectively.
(2)See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $1.0 billion for fiscal 2023, compared to $796 million for fiscal 2022, an increase of $216 million, or 27%. The increase in costs of subscription services included increases of $100 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $60 million in third-party expenses for hardware maintenance and data center capacity, and $23 million in facilities and IT-related expenses.
Non-GAAP operating expenses in costs of subscription services were $846 million for fiscal 2023, compared to $656 million for fiscal 2022, an increase of $190 million, or 29%. The increase in costs of subscription services included increases of $81 million in employee-related expenses primarily due to higher headcount, $60 million in third-party expenses for hardware maintenance and data center capacity, and $23 million in facilities and IT-related expenses.
We expect GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
GAAP operating expenses in costs of professional services were $704 million for fiscal 2023, compared to $632 million for fiscal 2022, an increase of $71 million, or 11%. The increase in costs of professional services included an increase of $48 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
Non-GAAP operating expenses in costs of professional services were $587 million for fiscal 2023, compared to $508 million for fiscal 2022, an increase of $79 million, or 16%. The increase in costs of professional services included an increase of $56 million in employee-related expenses primarily due to higher headcount.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.

Product Development
GAAP operating expenses in product development were $2.3 billion for fiscal 2023, compared to $1.9 billion for fiscal 2022, an increase of $391 million, or 21%. The increase in product development expenses included increases of $346 million in employee-related expenses, including share-based compensation, primarily due to higher headcount and $32 million in facilities and IT-related expenses.
Non-GAAP operating expenses in product development were $1.6 billion for fiscal 2023, compared to $1.3 billion for fiscal 2022, an increase of $325 million, or 25%. The increase in product development expenses included increases of $279 million in employee-related expenses primarily due to higher headcount, of which $62 million was related to the new performance-based cash bonus program, and $32 million in facilities and IT-related expenses.
We expect GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $1.8 billion for fiscal 2023, compared to $1.5 billion for fiscal 2022, an increase of $386 million, or 26%. The increase in sales and marketing expenses included increases of $255 million in employee-related expenses, including share-based compensation, primarily due to higher headcount and $48 million related to marketing programs and $33 million in travel expenses partly driven by a return to in-person events.
Non-GAAP operating expenses in sales and marketing were $1.6 billion for fiscal 2023, compared to $1.2 billion for fiscal 2022, an increase of $358 million, or 30%. The increase in sales and marketing expenses included increases of $227 million in employee-related expenses primarily due to higher headcount and $48 million related to marketing programs and $33 million in travel expenses partly driven by a return to in-person events.
We expect GAAP and non-GAAP sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand brand awareness and attract new customers.
General and Administrative
GAAP operating expenses in general and administrative were $604 million for fiscal 2023, compared to $486 million for fiscal 2022, an increase of $118 million, or 24%. The increase in general and administrative expenses included an increase of $96 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
Non-GAAP operating expenses in general and administrative were $389 million for fiscal 2023, compared to $324 million for fiscal 2022, an increase of $65 million, or 20%. The increase in general and administrative expenses included an increase of $43 million in employee-related expenses primarily due to higher headcount.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margin
GAAP operating margin declined from (2.3)% for fiscal 2022 to (3.6)% for fiscal 2023, primarily related to increases in expenses due to higher headcount, a return to travel and in-person events, the workforce realignment, the rollout of the performance-based cash bonus program, an acceleration of share-based compensation expense caused by modifying the vesting dates of all unvested RSUs from the 15th to the 5th of each month, and other growth investments made across the business. These increases were offset in part by higher revenues.
Non-GAAP operating margin declined from 22.4% for fiscal 2022 to 19.5% for fiscal 2023, primarily related to increases in expenses due to higher headcount, the rollout of the performance-based cash bonus program, a return to travel and in-person events, the workforce realignment, and other growth investments made across the business, offset in part by higher revenues. Non-GAAP operating margin was calculated using GAAP revenues and non-GAAP operating expenses. See “Non-GAAP Financial Measures” below for further information.

Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in thousands, except percentages):

	Year Ended January 31, 2023
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(222,200)	$1,294,622	$137,214	$1,209,636
Operating margin	(3.6)%	20.8%	2.3%	19.5%

	Year Ended January 31, 2022
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(116,450)	$1,112,405	$153,749	$1,149,704
Operating margin	(2.3)%	21.6%	3.1%	22.4%

	Year Ended January 31, 2021
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(248,599)	$1,004,854	$110,986	$867,241
Operating margin	(5.8)%	23.3%	2.6%	20.1%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
We had other income (expense), net of $(38) million, $133 million, and $(27) million during fiscal 2023, 2022, and 2021, respectively.
Other expense, net in fiscal 2023 was primarily due to interest expense of $102 million on our debt primarily related to the Senior Notes and losses of $27 million on our equity investments. Expenses were offset by interest income of $98 million on our marketable securities from higher investment balances and rising interest rates.
Other income, net in fiscal 2022 was primarily due to gains of $144 million on our equity investments, the majority of which related to an equity investment that completed its IPO during the period, offset by interest expense of $17 million on our debt.
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
Non-GAAP Operating Expenses, Non-GAAP Operating Income (Loss), and Non-GAAP Operating Margin
We use the non-GAAP financial measures of non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.

Our non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin exclude the components listed below. For the reasons set forth below, we believe that excluding these components provides useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management, in comparing financial results across accounting periods and to those of peer companies, and to better understand the long-term performance of our core business.
•Share-Based Compensation Expenses. Although share-based compensation is an important aspect of the compensation of our employees and executives, we believe it is useful to exclude share-based compensation expenses to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Share-based compensation expenses are determined using a number of factors, including our stock price, volatility, and forfeiture rates that are beyond our control and generally unrelated to operational decisions and performance in any particular period. Further, share-based compensation expenses are not reflective of the value ultimately received by the grant recipients.
•Other Operating Expenses. Other operating expenses includes employer payroll tax-related items on employee stock transactions and amortization of acquisition-related intangible assets. The amount of employer payroll tax-related items on employee stock transactions is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of ongoing operations. Although we exclude the amortization of acquisition-related intangible assets from these non-GAAP measures, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.
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
See “Results of Operations—Operating Expenses” and “Results of Operations—Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating expenses, GAAP operating income (loss), and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin, for fiscal 2023, 2022, and 2021.
Liquidity and Capital Resources
As of January 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $6.1 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed of, in order from largest to smallest, U.S. treasury securities, commercial paper, corporate bonds, U.S. agency obligations, money market funds, and marketable equity investments. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to the remaining term of contracted noncancelable subscription agreements, which are not reflected on the Consolidated Balance Sheets, and, if necessary, our borrowing capacity under our 2022 Credit Agreement that provides for $1.0 billion of unsecured financing, are sufficient to meet our working capital, capital expenditure, and debt repayment needs over the next 12 months.

Our long-term future capital requirements depend on many factors, including the effects of macroeconomic trends, customer growth rates, subscription renewal activity, headcount growth, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, the timing and costs associated with the construction or acquisition of additional facilities, and our investment and acquisition activities. As part of our strategy, we may choose to seek additional debt or equity financing.
Our cash flows fiscal 2023, 2022, and 2021 were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$1,657,195	$1,650,704	$1,268,441
Investing activities	(2,505,926)	(1,607,426)	(1,241,624)
Financing activities	1,203,821	110,251	625,049
Effect of exchange rate changes	(595)	(705)	1,334
Net increase (decrease) in cash, cash equivalents, and restricted cash	$354,495	$152,824	$653,200
Operating Activities
Cash provided by operating activities was $1.7 billion for both fiscal 2023 and 2022. In fiscal 2023, increased sales and related cash collections were offset by cash outlays related to higher headcount, return to travel and in-person events, a one-time intellectual property transfer tax payment, an interest payment on our Senior Notes, and other growth investments across the business.
We expect our business to continue to generate sufficient operating cash flows; however, if the economic uncertainty caused by recent macroeconomic events worsens or is prolonged, our customers may request payment timing concessions, which could materially impact the timing and predictability of our operating cash flows in any given period.
Investing Activities
Cash used in investing activities for fiscal 2023 was $2.5 billion, which primarily resulted from purchases of marketable securities, net of maturities, of $2.2 billion using the proceeds from the Senior Notes offering, capital expenditures for data center and office space projects of $360 million, and purchases of non-marketable equity and other investments of $23 million. These payments were partially offset by proceeds of $116 million from sales of marketable and non-marketable securities.
Cash used in investing activities for fiscal 2022 was $1.6 billion, which was primarily related to cash consideration for the acquisitions of VNDLY, Zimit, and Peakon, net of cash acquired, of $1.2 billion. Cash used in investing activities also included capital expenditures of $264 million mainly for data center projects, the purchase of leased office space within our corporate headquarters from an affiliate of our Co-Founder and CEO Emeritus, David Duffield, of $171 million, purchases of non-marketable equity and other investments of $123 million, and a cash outflow from the timing of purchases and maturities of marketable securities of $55 million. These payments were partially offset by proceeds of $199 million from sales of marketable securities.
We expect capital expenditures will be approximately $340 million in fiscal 2024. This includes investments in our office facilities, corporate IT infrastructure, and customer data centers to support our continued growth.
Financing Activities
For fiscal 2023, cash provided by financing activities was $1.2 billion, which was primarily due to proceeds of $3.0 billion from borrowings on the Senior Notes, net of debt discount of $22 million, and $152 million from the issuance of common stock from employee equity plans, offset by the principal payment of $1.15 billion in connection with the conversion of our 0.25% convertible senior notes (“2022 Notes”), repayment of the term loan under the credit agreement entered into in April 2020 (“2020 Credit Agreement”) of $694 million, and repurchases of common stock under the Share Repurchase Program of $75 million.
For fiscal 2022, cash provided by financing activities was $110 million, which was primarily due to proceeds of $148 million from the issuance of common stock from employee equity plans, offset by payments of $38 million on the term loan under the 2020 Credit Agreement.

Share Repurchase Program
In November 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding shares of Class A common stock. The Share Repurchase Program will have a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. During fiscal 2023, we repurchased approximately 0.5 million shares of Class A common stock for approximately $75 million at an average price per share of $165.75. All repurchases were made in open market transactions. As of January 31, 2023, we were authorized to purchase a remaining $425 million of our outstanding shares of Class A common stock under the Share Repurchase Program.
Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Senior Notes, leases for office space and co-location facilities for data center capacity, agreements for third-party hosted infrastructure platforms for business operations, and other purchase obligations entered into in the ordinary course of business. The table below includes our material contractual obligations, excluding imputed interest, as of January 31, 2023 (in thousands). For further information, see the associated Notes to Consolidated Financial Statements included in Part II, Item 8 of this report referenced in the table below.

		Payments Due by Period
	Total	Short-term	Long-term	Reference
Senior Notes (1)	$3,752,375	$110,250	$3,642,125	Note 11
Operating leases	300,821	97,387	203,434	Note 12
Third-party hosted infrastructure platform obligations	547,626	40,000	507,626	Note 13
Other purchase obligations	372,273	115,386	256,887	Note 13
	$4,973,095	$363,023	$4,610,072
(1)Consists of principal and interest payments on the Senior Notes.
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
We believe the area we apply the most critical judgement when determining revenue recognition relates to the identification of distinct performance obligations.

Identification of Performance Obligations
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
Our primary performance obligations consist of subscription services and professional services. We satisfy these performance obligations over time as we transfer the promised services to our customers. Subscription services are made up of a daily requirement to deliver the service to the customer. Each day the delivery of the service provides value to the customer and each day represents a measure toward completion of the service. As such, subscription services meet the criteria to be a series of distinct services. In determining whether professional services are distinct, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date, and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, we have concluded that professional services included in contracts with multiple performance obligations are generally distinct as the professional services are not interrelated with subscription services nor do they result in significant customization of the subscription service. As such, we view professional services as a performance obligation to the customer.
At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We combine contracts entered into at or near the same time with the same customer if we determine that the contracts are negotiated as a package with a single commercial objective; the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or the services promised in the contracts are a single performance obligation. For contracts that contain multiple performance obligations, we assess each promise separately and allocate the transaction price on a relative standalone selling price (“SSP”) basis. We apply significant judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition.
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

Non-Marketable Equity Investments
Non-marketable equity investments include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. We adjust the carrying values of non-marketable equity investments based on both observable and unobservable inputs or data in an inactive market. Valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data, and require our judgment due to the absence of market prices and an inherent lack of liquidity. In addition, the rights and preferences related to the particular non-marketable equity investments, as compared to the rights and preferences of other securities within the company’s capital structure, may impact the magnitude of change in the fair value of our investment as compared to the change in total enterprise value of the company.
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
Change in Accounting Estimate
In February 2023, we completed an assessment of the useful lives of our data center equipment, including servers, network equipment, and integrated complete server and network racks. Due to advances in technology, as well as investments in software that increased efficiencies in how we operate our data center equipment, we determined we should increase the estimated useful lives of data center equipment from 3 years to 5 years. This change in accounting estimate will be effective beginning fiscal 2024. Based on the carrying amount of data center equipment that were in-service as of January 31, 2023, it is estimated this change will decrease our fiscal 2024 depreciation expense by approximately $93 million. Inclusive of our forecasted capital expenditures in fiscal 2024, it is estimated the change will decrease fiscal 2024 depreciation expense by an additional $7 million, or approximately $100 million in total.
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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of January 31, 2023, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $6.1 billion and $3.6 billion as of January 31, 2023, and 2022, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and marketable equity investments. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we sell securities that decline in market value due to changes in interest rates. Further, since our debt securities are classified as “available-for-sale,” if the fair value of the security declines below its amortized cost basis, then any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the impaired security, is recognized on the Consolidated Statements of Operations.
An immediate increase of 100 basis points in interest rates would have resulted in a $29 million and $11 million market value reduction in our investment portfolio as of January 31, 2023, and 2022, respectively. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Interest Rate Risk on our Debt
The Senior Notes have fixed annual interest rates, and therefore we do not have economic interest rate exposure on these debt obligations. However, the fair values of the Senior Notes are exposed to interest rate risk. Generally, the fair values of the Senior Notes will increase as interest rates fall and decrease as interest rates rise.
Borrowings under our 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. Because the interest rates applicable to borrowings under the 2022 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing.
For further information, see Note 11, Debt, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORKDAY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workday, Inc. (the Company) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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

Auditing the Company’s determination of distinct performance obligations was challenging. For example, there were nonstandard terms and conditions that required judgment to determine whether the distinct performance obligations were identified and accounted for appropriately.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to identify distinct performance obligations.

Among other audit procedures, we selected a sample of contracts and evaluated whether management appropriately identified and considered the terms and conditions and the appropriate revenue recognition. As part of our procedures, we evaluated the assessment of distinct performance obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Francisco, California
February 27, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workday, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Francisco, California
February 27, 2023

WORKDAY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	As of January 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,886,311	$1,534,273
Marketable securities	4,235,083	2,109,888
Trade and other receivables, net of allowance for credit losses of $8,509 and $10,790, respectively	1,570,086	1,242,545
Deferred costs	191,054	152,957
Prepaid expenses and other current assets	225,690	174,402
Total current assets	8,108,224	5,214,065
Property and equipment, net	1,201,254	1,123,075
Operating lease right-of-use assets	249,278	247,808
Deferred costs, noncurrent	420,988	341,259
Acquisition-related intangible assets, net	305,465	391,002
Goodwill	2,840,044	2,840,044
Other assets	360,985	341,252
Total assets	$13,486,238	$10,498,505
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$153,751	$55,487
Accrued expenses and other current liabilities	260,131	195,590
Accrued compensation	563,548	402,885
Unearned revenue	3,559,393	3,110,947
Operating lease liabilities	91,343	80,503
Debt, current	—	1,222,443
Total current liabilities	4,628,166	5,067,855
Debt, noncurrent	2,975,934	617,354
Unearned revenue, noncurrent	74,540	71,533
Operating lease liabilities, noncurrent	181,799	182,456
Other liabilities	40,231	24,225
Total liabilities	7,900,670	5,963,423
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10 million shares authorized; no shares issued or outstanding as of January 31, 2023, and 2022	—	—
Class A common stock, $0.001 par value; 750 million shares authorized; 204 million and 196 million shares issued and outstanding as of January 31, 2023, and 2022, respectively	204	196
Class B common stock, $0.001 par value; 240 million shares authorized; 55 million and 55 million shares issued and outstanding as of January 31, 2023, and 2022, respectively	55	55
Additional paid-in capital	8,828,639	7,284,174
Treasury stock, at cost; 1 million and 0.1 million shares as of January 31, 2023, and 2022, respectively	(185,047)	(12,467)
Accumulated other comprehensive income (loss)	53,051	7,709
Accumulated deficit	(3,111,334)	(2,744,585)
Total stockholders’ equity	5,585,568	4,535,082
Total liabilities and stockholders’ equity	$13,486,238	$10,498,505
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2023	2022	2021
Revenues:
Subscription services	$5,567,206	$4,546,313	$3,788,452
Professional services	648,612	592,485	529,544
Total revenues	6,215,818	5,138,798	4,317,996
Costs and expenses (1):
Costs of subscription services	1,011,447	795,854	611,912
Costs of professional services	703,731	632,241	586,220
Product development	2,270,660	1,879,220	1,721,222
Sales and marketing	1,848,093	1,461,921	1,233,173
General and administrative	604,087	486,012	414,068
Total costs and expenses	6,438,018	5,255,248	4,566,595
Operating income (loss)	(222,200)	(116,450)	(248,599)
Other income (expense), net	(37,750)	132,632	(26,535)
Income (loss) before provision for (benefit from) income taxes	(259,950)	16,182	(275,134)
Provision for (benefit from) income taxes	106,799	(13,191)	7,297
Net income (loss)	$(366,749)	$29,373	$(282,431)
Net income (loss) per share, basic	$(1.44)	$0.12	$(1.19)
Net income (loss) per share, diluted	$(1.44)	$0.12	$(1.19)
Weighted-average shares used to compute net income (loss) per share, basic	254,819	247,249	237,019
Weighted-average shares used to compute net income (loss) per share, diluted	254,819	254,032	237,019
(1)Costs and expenses include share-based compensation expenses as follows:

	Year Ended January 31,
	2023	2022	2021
Costs of subscription services	$106,119	$85,713	$63,253
Costs of professional services	110,216	113,443	101,869
Product development	618,973	543,135	505,376
Sales and marketing	249,248	215,692	202,819
General and administrative	210,066	154,422	131,537
Total share-based compensation expenses	$1,294,622	$1,112,405	$1,004,854
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Net income (loss)	$(366,749)	$29,373	$(282,431)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(1,782)	(3,295)	2,926
Net change in unrealized gains (losses) on available-for-sale debt securities	(10,967)	(6,279)	(1,437)
Net change in unrealized gains (losses) on cash flow hedges	58,091	72,253	(79,951)
Other comprehensive income (loss), net of tax	45,342	62,679	(78,462)
Comprehensive income (loss)	$(321,407)	$92,052	$(360,893)
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Common stock:
Balance, beginning of period	$251	$242	$231
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	7	9	9
Settlement of convertible senior notes	1	—	2
Balance, end of period	259	251	242
Additional paid-in capital:
Balance, beginning of period	7,284,174	6,254,936	5,090,187
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	151,967	148,319	148,664
Share-based compensation	1,294,622	1,100,536	1,003,726
Exercise of convertible senior notes hedges	97,916	88	303,238
Settlement of convertible senior notes	(40)	(3)	(4)
Settlement of warrants	—	—	(290,875)
Cumulative effect of accounting changes	—	(219,702)	—
Balance, end of period	8,828,639	7,284,174	6,254,936
Treasury stock:
Balance, beginning of period	(12,467)	(12,384)	—
Exercise of convertible senior notes hedges	(97,915)	(83)	(303,239)
Common stock repurchases under share repurchase program	(74,665)	—	—
Settlement of warrants	—	—	290,855
Balance, end of period	(185,047)	(12,467)	(12,384)
Accumulated other comprehensive income (loss):
Balance, beginning of period	7,709	(54,970)	23,492
Other comprehensive income (loss)	45,342	62,679	(78,462)
Balance, end of period	53,051	7,709	(54,970)
Accumulated deficit:
Balance, beginning of period	(2,744,585)	(2,909,990)	(2,627,359)
Net income (loss)	(366,749)	29,373	(282,431)
Cumulative effect of accounting changes	—	136,032	(200)
Balance, end of period	(3,111,334)	(2,744,585)	(2,909,990)
Total stockholders’ equity	$5,585,568	$4,535,082	$3,277,834

	Year Ended January 31,
	2023	2022	2021
Common stock (in shares):
Balance, beginning of period	251,209	242,667	231,708
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	7,156	8,417	9,373
Purchase of treasury stock from the exercise of convertible senior notes hedges	(635)	—	(1,655)
Settlement of convertible senior notes	635	—	1,654
Common stock repurchased	(450)	—	—
Settlement of warrants	—	—	1,587
Other	76	125	—
Balance, end of period	257,991	251,209	242,667
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(366,749)	$29,373	$(282,431)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	364,357	343,723	293,657
Share-based compensation expenses	1,294,622	1,100,584	1,004,854
Amortization of deferred costs	174,611	138,797	112,647
Amortization and writeoff of debt discount and issuance costs	6,955	3,988	53,693
Non-cash lease expense	91,750	86,235	84,376
(Gains) losses on investments	30,780	(145,845)	(16,558)
Other	12,645	(14,213)	4,247
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(318,600)	(207,933)	(159,240)
Deferred costs	(292,437)	(238,453)	(184,353)
Prepaid expenses and other assets	(14,070)	(35,153)	52,117
Accounts payable	85,773	9,414	(3,476)
Accrued expenses and other liabilities	135,965	50,671	(18,472)
Unearned revenue	451,593	529,516	327,380
Net cash provided by (used in) operating activities	1,657,195	1,650,704	1,268,441
Cash flows from investing activities:
Purchases of marketable securities	(7,182,961)	(2,858,729)	(2,731,885)
Maturities of marketable securities	4,948,833	2,804,103	1,802,334
Sales of marketable securities	104,324	199,016	10,627
Owned real estate projects	(4,236)	(171,501)	(6,116)
Capital expenditures, excluding owned real estate projects	(359,552)	(264,267)	(253,380)
Business combinations, net of cash acquired	—	(1,190,199)	—
Purchase of other intangible assets	(700)	(8,007)	(2,950)
Purchases of non-marketable equity and other investments	(23,173)	(123,011)	(67,482)
Sales and maturities of non-marketable equity and other investments	11,539	5,169	7,228
Net cash provided by (used in) investing activities	(2,505,926)	(1,607,426)	(1,241,624)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt discount	2,978,077	—	747,795
Repayments and extinguishment of debt	(1,843,605)	(37,614)	(268,762)
Payments for debt issuance costs	(7,220)	—	—
Repurchases of common stock	(74,666)	—	—
Proceeds from issuance of common stock from employee equity plans, net of taxes paid for shares withheld	151,974	148,328	148,673
Other	(739)	(463)	(2,657)
Net cash provided by (used in) financing activities	1,203,821	110,251	625,049
Effect of exchange rate changes	(595)	(705)	1,334
Net increase (decrease) in cash, cash equivalents, and restricted cash	354,495	152,824	653,200
Cash, cash equivalents, and restricted cash at the beginning of period	1,540,745	1,387,921	734,721
Cash, cash equivalents, and restricted cash at the end of period	$1,895,240	$1,540,745	$1,387,921
See Notes to Consolidated Financial Statements

	Year Ended January 31,
	2023	2022	2021
Supplemental cash flow data
Cash paid for interest	$59,510	$13,310	$14,373
Cash paid for income taxes, net of refunds	88,569	12,563	9,939
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	51,089	47,015	54,792

	As of January 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Consolidated Statements of Cash Flows
Cash and cash equivalents	$1,886,311	$1,534,273	$1,384,181
Restricted cash included in Prepaid expenses and other current assets	8,929	6,472	3,602
Restricted cash included in Other assets	—	—	138
Total cash, cash equivalents, and restricted cash	$1,895,240	$1,540,745	$1,387,921
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
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ended January 31, 2023.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, judgements, and assumptions include, but are not limited to, the identification of distinct performance obligations for revenue recognition, the determination of the period of benefit for deferred commissions, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, and the valuation of non-marketable equity investments. Actual results could differ from those estimates, judgements, and assumptions, and such differences could be material to our consolidated financial statements.
In February 2023, we completed an assessment of the useful lives of our data center equipment, including servers, network equipment, and integrated complete server and network racks. Due to advances in technology, as well as investments in software that increased efficiencies in how we operate our data center equipment, we determined we should increase the estimated useful lives of data center equipment from 3 years to 5 years. This change in accounting estimate will be effective beginning fiscal 2024.
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. For fiscal 2023, our co-chief executive officers together served as CODM for purposes of segment reporting. Our CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.
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
We use a range of amounts to estimate SSP for both subscription and professional services sold together in a contract to determine whether there is a discount to be allocated based on the relative SSP of the performance obligations. We use historical sales transaction data, among other factors, to determine the SSP for each distinct performance obligation. Our SSP ranges are reassessed on a periodic basis or when facts and circumstances change. Changes in SSP for our services can evolve over time due to changes in our pricing practices that are influenced by market competition, changes in demand for our services, and other economic factors. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP and may therefore impact revenue recognized in our consolidated financial statements.
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

Debt Securities
Debt securities primarily consist of investments in U.S. treasury securities, U.S. agency obligations, corporate bonds, and commercial paper. We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all debt securities as funds available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets on the Consolidated Balance Sheets. Debt securities included in Marketable securities on the Consolidated Balance Sheets consist of securities with original maturities at the time of purchase greater than three months, and the remaining securities are included in Cash and cash equivalents. Realized gains or losses from the sales of debt securities are based on the specific identification method.
When the fair value of a debt security is below its amortized cost, the amortized cost should be written down to its fair value if (i) it is more likely than not that management will be required to sell the impaired security before recovery of its amortized basis or (ii) management has the intention to sell the security. If neither of these conditions are met, we must determine whether the impairment is due to credit losses. To determine the amount of credit losses, we compare the present value of the expected cash flows of the security, derived by taking into account the issuer’s credit ratings and remaining payment terms, with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in Other income (expense), net on the Consolidated Statements of Operations. Non-credit related impairment losses are recorded in Accumulated other comprehensive income (loss) (“AOCI”).
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
Equity Investments
We determine at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). If the investment or other interest is determined to be a VIE, we must evaluate whether we are considered the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) has the obligation to absorb losses or the right to receive benefits from the VIE. For investments in VIEs in which we are considered the primary beneficiary, the assets, liabilities, and results of operations of the VIE are included in our consolidated financial statements. As of January 31, 2023, and 2022, there were no VIEs for which we were the primary beneficiary.
Equity Investments Accounted for Under the Equity Method
Investments in VIEs for which we are not the primary beneficiary or do not own a controlling interest but can exercise significant influence over the investee are accounted for under the equity method of accounting. These investments are measured at cost, less any impairment, plus or minus our share of earnings and losses and are included in Other assets on the Consolidated Balance Sheets. Our share of earnings and losses are recorded in Other income (expense), net on the Consolidated Statements of Operations. As of January 31, 2023, and 2022, we had no equity investments accounted for under the equity method.
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. These investments are recorded at cost and are adjusted for observable transactions for same or similar securities of the same issuer or impairment events. These investments are included in Other assets on the Consolidated Balance Sheets. Additionally, we assess our non-marketable equity investments quarterly for impairment. Adjustments and impairments are recorded in Other income (expense), net on the Consolidated Statements of Operations.
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
Derivative Financial Instruments and Hedging Activities
We use derivative financial instruments to manage foreign currency exchange risk. Derivative instruments are measured at fair value and recorded as either an asset or liability on the Consolidated Balance Sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments designated as cash flow hedges (“cash flow hedges”), which we use to hedge a portion of our forecasted foreign currency revenue and expense transactions, the gains or losses are recorded in AOCI on the Consolidated Balance Sheets and subsequently reclassified to the same line item as the hedged transaction on the Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments (“non-designated hedges”), which we use to hedge a portion of our net outstanding monetary assets and liabilities, the gains or losses are recorded in Other income (expense), net on the Consolidated Statements of Operations in the period of change. Cash flows from the settlement of forward contracts designated as cash flow hedges and non-designated hedges are classified as operating activities on the Consolidated Statements of Cash Flows.
Our foreign currency contracts are classified within Level 2 of the fair value hierarchy because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as shown in the table below. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Computers, equipment, and software	2 - 10 years
Buildings	10 - 60 years
Leasehold improvements	shorter of the related lease term or ten years
Furniture, fixtures, and transportation equipment	5 - 12 years
Land improvements	15 years
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
Treasury Stock
Treasury stock is accounted for using the cost method and recorded as a reduction to Stockholders’ equity on the Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock are included in the cost of the shares acquired.
To determine the cost of treasury stock that is either sold or re-issued, we use the first in, first out method. When treasury stock is re-issued at a price higher than its cost, the increase is recorded in Additional paid-in capital on the Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the decrease is recorded in Additional paid-in capital to the extent that there are previously recorded increases to offset the decrease. Any decreases in excess of that amount are recorded in Accumulated deficit on the Consolidated Balance Sheets.
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $172 million, $131 million, and $85 million for fiscal 2023, 2022, and 2021, respectively.
Share-Based Compensation
We measure and recognize compensation expense for share-based awards issued to employees and non-employees, primarily including RSUs and purchases under the Amended and Restated 2012 Employee Stock Purchase Plan (“ESPP”), on the Consolidated Statements of Operations.
For RSUs, fair value is based on the closing price of our common stock on the grant date. Compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period. The requisite service period of the awards is generally the same as the vesting period.
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
No customer individually accounted for more than 10% of trade and other receivables, net as of January 31, 2023, or 2022. No customer individually accounted for more than 10% of total revenues during fiscal 2023, 2022, or 2021.
Other than the United States, no country individually accounted for more than 10% of total revenues during fiscal 2023, 2022, or 2021.
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

In addition, we rely upon third-party hosted infrastructure partners globally, including AWS, Google LLC, and Microsoft Corporation, to serve customers and operate certain aspects of our services. Given this, any disruption of or interference at our hosted infrastructure partners may impact our operations and our business could be adversely impacted.
We are also exposed to concentration of risk in our equity investments portfolio, which consists of marketable equity investments and non-marketable equity investments measured using the measurement alternative. As of January 31, 2023, and 2022, we held one marketable equity investment with a carrying value that was individually greater than 10% of our total equity investments portfolio.
Recently Adopted Accounting Pronouncements
ASU No. 2021-08
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. Prior to the adoption of the new standard, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. We early adopted ASU No. 2021-08 on a prospective basis effective February 1, 2022. The adoption had no impact on our consolidated financial statements during fiscal 2023, and any financial impact will be dependent on the magnitude and nature of future business combinations.
Note 3. Investments
Debt Securities
As of January 31, 2023, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,455,739	$77	$(6,765)	$2,449,051
U.S. agency obligations	325,664	—	(3,874)	321,790
Corporate bonds	966,801	1,617	(6,715)	961,703
Commercial paper	1,016,641	—	(5)	1,016,636
Total debt securities	$4,764,845	$1,694	$(17,359)	$4,749,180
Included in Cash and cash equivalents	$594,864	$—	$(1)	$594,863
Included in Marketable securities	$4,169,980	$1,694	$(17,357)	$4,154,317
As of January 31, 2022, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$843,627	$5	$(1,720)	$841,912
U.S. agency obligations	232,093	—	(1,168)	230,925
Corporate bonds	490,867	—	(1,815)	489,052
Commercial paper	969,204	—	—	969,204
Total debt securities	$2,535,791	$5	$(4,703)	$2,531,093
Included in Cash and cash equivalents	$525,524	$—	$(1)	$525,523
Included in Marketable securities	$2,010,267	$5	$(4,702)	$2,005,570
As of January 31, 2023, and 2022, the fair value of debt securities in an unrealized loss position was $3.1 billion and $1.5 billion, respectively, the majority of which had been in a continuous unrealized loss position for less than 12 months. We did not recognize any credit or non-credit related losses related to our debt securities during fiscal 2023, 2022, or 2021.
We sold $98 million, $162 million, and $11 million of debt securities during fiscal 2023, 2022, and 2021, respectively. The realized gains and losses from the sales were immaterial.

Equity Investments
Equity investments consisted of the following (in thousands):

		As of January 31,
	Consolidated Balance Sheets Location	2023	2022
Money market funds	Cash and cash equivalents	$902,226	$607,640
Non-marketable equity investments measured using the measurement alternative	Other assets	261,922	256,643
Marketable equity investments	Marketable securities	80,766	104,318
Total equity investments		$1,244,914	$968,601
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Year Ended January 31,
	2023	2022	2021
Net realized gains (losses) recognized on equity investments sold (1)	$(741)	$22,273	$1,667
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	(26,551)	121,474	18,425
Total net gains (losses) recognized in Other income (expense), net	$(27,292)	$143,747	$20,092
(1)Reflects the difference between the sale proceeds and the carrying value of the equity investments at the beginning of the fiscal year.
Non-Marketable Equity Investments Measured Using the Measurement Alternative
The carrying values for our non-marketable equity investments are summarized below (in thousands):

	As of January 31,
	2023	2022
Total initial cost	$206,833	$192,694
Cumulative net unrealized gains (losses)	55,089	63,949
Carrying value	$261,922	$256,643
In fiscal 2023, we recorded upward adjustments to the carrying value of non-marketable equity investments of $8 million and impairment losses of $16 million. In fiscal 2022, we recorded upward adjustments to the carrying value of non-marketable equity investments of $58 million and a non-cash gain of $12 million related to our acquisition of Zimit. In fiscal 2021, we recorded upward adjustments to the carrying value of non-marketable equity investments of $9 million.
Marketable Equity Investments
The carrying values for our marketable equity investments are summarized below (in thousands):

	As of January 31,
	2023	2022
Total initial cost	$38,449	$40,739
Cumulative net unrealized gains (losses)	42,317	63,579
Carrying value	$80,766	$104,318
During fiscal 2023, we sold marketable equity investments for proceeds of $6 million, and the realized gains from the sales were not material. During fiscal 2022, we sold marketable equity investments for proceeds of $37 million, with corresponding realized gains of $7 million. There were no sales of marketable equity investments during fiscal 2021.
During fiscal 2023, 2022, and 2021, we recorded unrealized net losses of $18 million, gains of $67 million, and gains of $14 million, respectively, on marketable equity investments held as of the end of each period.

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,449,051	$—	$—	$2,449,051
U.S. agency obligations	—	321,790	—	321,790
Corporate bonds	—	961,703	—	961,703
Commercial paper	—	1,016,636	—	1,016,636
Money market funds	902,226	—	—	902,226
Marketable equity investments	80,766	—	—	80,766
Foreign currency derivative assets	—	64,824	—	64,824
Total assets	$3,432,043	$2,364,953	$—	$5,796,996
Foreign currency derivative liabilities	$—	$33,972	$—	$33,972
Total liabilities	$—	$33,972	$—	$33,972
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
Fair Value Measurements of Other Financial Instruments
We carry our debt at face value less unamortized debt discount and issuance costs on our Consolidated Balance Sheets and present the fair value for disclosure purposes only. All of our debt obligations are categorized as Level 2 financial instruments. For further information on the fair values of our debt and the inputs used in the calculations, see Note 11, Debt.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $612 million and $494 million as of January 31, 2023, and 2022, respectively. Amortization expense for the deferred costs was $175 million, $139 million, and $113 million for fiscal 2023, 2022, and 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of January 31,
	2023	2022
Computers, equipment, and software	$1,286,540	$1,071,141
Buildings	719,966	691,896
Leasehold improvements	202,101	158,037
Furniture, fixtures, and transportation equipment	90,816	79,723
Land and land improvements	81,083	80,553
Property and equipment, gross	2,380,506	2,081,350
Less accumulated depreciation and amortization	(1,179,252)	(958,275)
Property and equipment, net	$1,201,254	$1,123,075
Depreciation expense totaled $275 million, $263 million, and $231 million for fiscal 2023, 2022, and 2021, respectively.
Related-Party Transactions
There were no material related party transactions related to our property and equipment in fiscal 2023.
Aircraft Purchase
During fiscal 2022, we purchased an aircraft from an affiliate of our Co-Founder and CEO Emeritus, David Duffield, for approximately $24 million in cash. The aircraft was purchased primarily for the purpose of business travel by our Co-Founder, Co-CEO, and Chair Aneel Bhusri, and other Workday executives. In approving the related-party transaction, the Audit Committee of our Board of Directors considered the benefits to Workday of purchasing the aircraft, independent appraisals, the terms of the related purchase agreement, and the extent and nature of Mr. Duffield’s interest in the transaction. The aircraft is included in the Furniture, fixtures, and transportation equipment category in the table above.
Leased Property Purchase
During fiscal 2021, we entered into an agreement with an affiliate of Mr. Duffield for an option to purchase certain leased office space (“Property”) within our corporate headquarters at a price based on third-party appraisals and negotiation between Workday and the affiliated party (“Leased Property Purchase Option”). In deciding to enter into and subsequently exercise the Leased Property Purchase Option, our Board of Directors considered the benefits to Workday of purchasing the Property, including the importance of obtaining control of the Property, which is part of Workday’s headquarters campus, and the long-term cost savings from ownership as compared to continuing to lease the Property. Our Board of Directors also considered independent appraisals, comparable transaction data, and the extent and nature of Mr. Duffield’s interest in the transaction.
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
Additionally, in connection with the acquisition, we agreed to issue approximately 152 thousand shares of our Class A common stock to certain key VNDLY employees, with 50% of such shares issued following the first anniversary of the closing date of the acquisition and the remaining 50% to be issued following the second anniversary of the closing date, subject to service conditions. The aggregate fair value of the equity was accounted for as post-acquisition share-based compensation expense.
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
The fair values and weighted-average useful lives of the acquired intangible assets by category were as follows (in thousands, except years):

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
Additionally, we granted certain Peakon employees restricted stock awards (“RSAs”) with service conditions, which totaled approximately 82 thousand shares of our Class A common stock. The aggregate grant date fair value of the RSAs was accounted for as post-acquisition share-based compensation expense.
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
The fair values and weighted-average useful lives of the acquired intangible assets by category were as follows (in thousands, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$94,000	5
Customer relationships	72,000	13
Backlog	4,000	3
Trade name	500	1
Total acquisition-related intangible assets	$170,500	8
The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating Peakon’s technology into our product portfolio. A portion of the goodwill was deductible for income tax purposes.
Separate operating results and pro forma results of operations for Peakon have not been presented as the effect of this acquisition was not material to our financial results.

Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	As of January 31,
	2023	2022
Developed technology	$342,700	$346,300
Customer relationships	311,100	311,100
Backlog	15,000	15,000
Trade name	12,500	12,500
Acquisition-related intangible assets, gross	681,300	684,900
Less accumulated amortization	(375,835)	(293,898)
Acquisition-related intangible assets, net	$305,465	$391,002
Amortization expense related to acquisition-related intangible assets was $86 million, $78 million, and $60 million for fiscal 2023, 2022, and 2021, respectively.
As of January 31, 2023, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in thousands):

Fiscal Period:
2024	$74,318
2025	61,663
2026	55,748
2027	31,177
2028	26,944
Thereafter	55,615
Total	$305,465
Note 9. Other Assets
Other noncurrent assets consisted of the following (in thousands):

	As of January 31,
	2023	2022
Non-marketable equity and other investments	$263,485	$256,759
Prepayments for goods and services	23,466	25,927
Derivative assets	21,757	16,618
Technology patents and other intangible assets, net	20,534	22,792
Net deferred tax assets	12,650	11,642
Deposits	5,819	6,701
Other	13,274	813
Total other assets	$360,985	$341,252

Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of January 31, 2023, the future estimated amortization expense was as follows (in thousands):

Fiscal Period:
2024	$3,234
2025	2,751
2026	2,496
2027	2,212
2028	2,016
Thereafter	7,825
Total	$20,534
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
As of January 31, 2023, we estimate that $64 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.
As of January 31, 2023, and 2022, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $1.7 billion and $1.4 billion, respectively. The notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $324 million and $355 million as of January 31, 2023, and 2022, respectively. All contracts had maturities of less than 48 months.
Non-Designated Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are intended to offset foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the Consolidated Balance Sheets at fair value.
As of January 31, 2023, and 2022, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $235 million and $217 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $2 million and $8 million, respectively.

The fair values of outstanding derivative instruments were as follows (in thousands):

	Consolidated Balance Sheets Location	As of January 31,
		2023	2022
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$42,968	$21,337
Cash flow hedges	Other assets	21,757	16,618
Non-designated hedges	Prepaid expenses and other current assets	99	1,076
Total derivative assets		$64,824	$39,031
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$13,231	$7,512
Cash flow hedges	Other liabilities	15,496	5,175
Non-designated hedges	Accrued expenses and other current liabilities	5,244	336
Non-designated hedges	Other liabilities	1	16
Total derivative liabilities		$33,972	$13,039
The effect of cash flow hedges on the Consolidated Statements of Operations was as follows (in thousands):

	Year Ended January 31,
Consolidated Statements of Operations Location	2023		2022		2021
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$6,215,818	$17,380	$5,138,798	$(8,759)	$4,317,996	$18,780
Costs and expenses	6,438,018	(29,149)	5,255,248	—	4,566,595	—
Income taxes	106,799	(6,092)	(13,191)	—	7,297	—
Pre-tax gains (losses) associated with cash flow hedges were as follows (in thousands):

	Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Year Ended January 31,
		2023	2022	2021
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$39,885	$63,494	$(61,171)
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	17,380	(8,759)	18,780
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	(29,149)	—	—
Gains (losses) reclassified from AOCI into income (effective portion)	Income taxes	(6,092)	—	—
Gains (losses) associated with non-designated hedges were as follows (in thousands):

	Consolidated Statements of Operations Location	Year Ended January 31,
		2023	2022	2021
Gains (losses) related to non-designated hedges	Other income (expense), net	$9,667	$6,664	$(4,095)
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

As of January 31, 2023, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$15,038	$—	$15,038	$(6,531)	$—	$8,507
Counterparty B	14,264	—	14,264	(9,293)	—	4,971
Counterparty C	3,410	—	3,410	(2,533)	—	877
Counterparty D	28,380	—	28,380	(14,466)	—	13,914
Counterparty E	3,732	—	3,732	(1,149)	—	2,583
Total	$64,824	$—	$64,824	$(33,972)	$—	$30,852

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$6,531	$—	$6,531	$(6,531)	$—	$—
Counterparty B	9,293	—	9,293	(9,293)	—	—
Counterparty C	2,533	—	2,533	(2,533)	—	—
Counterparty D	14,466	—	14,466	(14,466)	—	—
Counterparty E	1,149	—	1,149	(1,149)	—	—
Total	$33,972	$—	$33,972	$(33,972)	$—	$—
Note 11. Debt
Outstanding debt consisted of the following (in thousands):

	As of January 31,
	2023	2022
2027 Notes	$1,000,000	$—
2029 Notes	750,000	—
2032 Notes	1,250,000	—
2022 Notes	—	1,149,817
Term loan under the 2020 Credit Agreement	—	693,750
Total principal amount	3,000,000	1,843,567
Less: unamortized debt discount and issuance costs	(24,066)	(3,770)
Net carrying amount	2,975,934	1,839,797
Less: debt, current	—	(1,222,443)
Debt, noncurrent	$2,975,934	$617,354

As of January 31, 2023, the future principal payments for the outstanding debt were as follows (in thousands):

Fiscal Period:
2024	$—
2025	—
2026	—
2027	—
2028	1,000,000
Thereafter	2,000,000
Total principal amount	$3,000,000
Senior Notes
In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, which commenced in October 2022.
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of January 31, 2023, we were in compliance with all covenants associated with the Senior Notes.
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
As of January 31, 2023, the total estimated fair value of the Senior Notes was $2.8 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
Credit Agreement
In April 2022, we entered into the 2022 Credit Agreement which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. The 2022 Credit Agreement replaced our 2020 Credit Agreement, which provided for a term loan facility in an aggregate original principal amount of $750 million and a revolving credit facility in an aggregate principal amount of $750 million. Concurrently with entering into the 2022 Credit Agreement, we paid off the remaining principal balance of $694 million on the term loan under the 2020 Credit Agreement and terminated the revolving credit facility under the 2020 Credit Agreement which had no outstanding balance. The modification to our revolving credit facility and extinguishment of the term loan under the 2020 Credit Agreement did not have a material impact to our Consolidated Statements of Operations for fiscal 2023.
As of January 31, 2023, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a SOFR plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.

The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of January 31, 2023, we were in compliance with all covenants.
Convertible Senior Notes
2022 Notes
In September 2017, we issued 0.25% convertible senior notes due October 1, 2022, with a principal amount of $1.15 billion. The 2022 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 0.25% on April 1 and October 1 of each year. During fiscal 2023, the 2022 Notes were converted by note holders, and we repaid the $1.15 billion principal balance in cash. We also distributed approximately 0.6 million shares of our Class A common stock to note holders during fiscal 2023, which represents the conversion value in excess of the principal amount.
2020 Notes
In June 2013, we issued 1.50% convertible senior notes due July 15, 2020, with a principal amount of $250 million (the “2020 Notes”). The 2020 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 1.50% on January 15 and July 15 of each year. During fiscal 2021, the 2020 Notes were converted by note holders, and we repaid the $250 million principal balance in cash. We also distributed approximately 1.7 million shares of our Class A common stock to note holders during fiscal 2021, which represents the conversion value in excess of the principal amount.
Notes Hedges
In connection with the issuance of the 2022 Notes and 2020 Notes, we entered into convertible note hedge transactions (“Purchased Options”) which gave us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2022 Notes and 2020 Notes, approximately 7.8 million and 3.1 million shares of our Class A common stock, respectively, for $147.10 and $81.74 per share, respectively. During fiscal 2023 and 2021, we received approximately 0.6 million and 1.7 million shares of our Class A common stock, respectively, from the exercise of the Purchased Options, which offset economic dilution to our Class A common stock upon conversion of the 2022 Notes and 2020 Notes. These shares are held as treasury stock as of January 31, 2023. The Purchased Options were separate transactions and were not part of the terms of the 2022 Notes and 2020 Notes, and expired on October 1, 2022, and July 15, 2020, respectively.
Warrants
In connection with the issuance of the 2022 Notes and 2020 Notes, we also entered into warrant transactions to sell warrants (“Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 7.8 million shares of our Class A common stock over 60 scheduled trading days beginning in January 2023 and 3.1 million shares of our Class A common stock over 60 scheduled trading days beginning in October 2020 at an exercise price of $213.96 and $107.96 per share, respectively.
The Warrants related to the 2022 Notes will be net share settled, and the resulting number of shares of our common stock we will issue depends on the daily volume-weighted average stock prices over the 60 scheduled trading day period beginning on the first expiration date of the Warrants. If the market value per share of our Class A common stock exceeds the applicable exercise price of the Warrants, the Warrants will have a dilutive effect on our earnings per share, assuming that we are profitable. If the Warrants are not exercised on their exercise dates, they will expire. The Warrants are separate transactions and are not part of the terms of the 2022 Notes or the Purchased Options. As of January 31, 2023, 2.6 million Warrants expired without exercise, and 5.2 million Warrants remained outstanding.
The Warrants related to the 2020 Notes were exercised during the third and fourth quarters of fiscal 2021, and we distributed approximately 1.6 million shares of our Class A common stock to warrant holders primarily utilizing treasury stock. As of January 31, 2021, there were no Warrants outstanding related to the 2020 Notes.

Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Year Ended January 31,
	2023	2022	2021
Contractual interest expense	$95,265	$12,525	$15,012
Interest cost related to amortization and write-off of debt discount and issuance costs	6,955	3,988	53,693
Total interest expense	$102,220	$16,513	$68,705
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $249 million and $248 million as of January 31, 2023, and 2022, respectively, and operating lease liabilities were $273 million and $263 million as of January 31, 2023, and 2022, respectively. We have also entered into finance lease agreements for other property and equipment. As of January 31, 2023, and 2022, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Operating lease cost	$99,084	$93,045	$94,183
Short-term lease cost	3,876	6,638	14,544
Variable lease cost	44,841	25,743	17,708
Total operating lease cost	$147,801	$125,426	$126,435
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Cash paid for operating lease liabilities	$93,868	$91,402	$87,450
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	95,702	54,846	205,103
Other information related to our operating leases was as follows:

	As of January 31,
	2023	2022
Weighted average remaining lease term (in years)	5	5
Weighted average discount rate	2.79%	2.35%
As of January 31, 2023, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Period:
2024	$97,387
2025	78,696
2026	49,103
2027	28,333
2028	19,808
Thereafter	27,494
Total lease payments	300,821
Less imputed interest	(27,679)
Total operating lease liabilities	$273,142

As of January 31, 2023, we had entered into additional operating leases for data centers and office space that had not yet commenced with total undiscounted lease payments of $66 million. These operating leases will commence in fiscal 2024 and fiscal 2025, with lease terms ranging from five to ten years.
Related-Party Transactions
There were no material related party transactions related to our leases in fiscal 2023.
Leased Property Purchase
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
Subsequent to the exercise of the Leased Property Purchase Option, the Property was included in Property and equipment, net on the Consolidated Balance Sheets. As of January 31, 2021, operating lease right-of-use assets and operating lease liabilities related to these agreements were $134 million and $146 million, respectively. The total rent expense under these agreements was $2 million and $16 million for fiscal 2022 and 2021, respectively.
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
Future payments under purchase obligations with a remaining term in excess of one year as of January 31, 2023, were as follows (in thousands):

	Third-Party Hosted Infrastructure Platform Obligations	Other Purchase Obligations
Fiscal Period:
2024	$40,000	$115,386
2025	72,235	71,281
2026	165,391	65,895
2027	120,000	39,427
2028	150,000	44,889
Thereafter	—	35,395
Total	$547,626	$372,273
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of January 31, 2023, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 14. Stockholders’ Equity
Common Stock
As of January 31, 2023, there were 203 million shares of Class A common stock, net of treasury stock, and 55 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class A and Class B shares will convert to a single class of common stock upon the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A common stock and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, and (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock.
Share Repurchase Program
In November 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.
During fiscal 2023, we repurchased approximately 0.5 million shares of Class A common stock for approximately $75 million at an average price per share of $165.75. All repurchases were made in open market transactions. As of January 31, 2023, we were authorized to purchase a remaining $425 million of our outstanding shares of Class A common stock under the Share Repurchase Program.
Employee Equity Plans
On June 22, 2022, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. As of January 31, 2023, we had 28 million shares of Class A common stock available for future grants.
On June 22, 2022, our stockholders approved the ESPP. Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. Pursuant to the terms of the ESPP, the share reserve increased by 2 million shares on March 31, 2022. As of January 31, 2023, 5 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of RSUs to employees and non-employees. RSUs generally vest over four years. RSU activity during fiscal 2023 was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2022	11,808	$209.12
RSUs granted	9,184	200.98
RSUs vested	(5,466)	203.51
RSUs forfeited	(1,427)	205.26
Balance as of January 31, 2023	14,099	206.38

The weighted-average grant date fair value of RSUs granted during fiscal 2023, 2022, and 2021 was $200.98, $259.61, and $152.70, respectively. The total fair value of RSUs vested as of the vesting dates during fiscal 2023, 2022, and 2021 was $977 million, $1.6 billion, and $1.1 billion, respectively.
In the fourth quarter of fiscal 2023, we modified the vesting date of all unvested RSU awards from the 15th to the 5th of each month. This change impacted awards vesting after December 31, 2022, and resulted in an acceleration of share-based compensation expense of $28 million.
As of January 31, 2023, there was a total of $2.1 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Market-Based Restricted Stock Units
In December 2022, 0.3 million shares of market-based RSUs were granted to our newly appointed Co-CEO that vest based on appreciation of the price of our Class A common stock over a multi-year period and upon continued service (“PVU Award”). We estimated the fair value of the PVU Award on the grant date using the Monte Carlo simulation model with the following assumptions: (i) expected volatility of 40%, (ii) risk-free interest rate of 4%, and (iii) total performance period of six years. The weighted-average grant date fair value of the PVU Award was $124.80 per share. We recognize expense for the PVU Award over the requisite service period of five years using the accelerated attribution method. Provided that the requisite service is rendered, the total fair value of the PVU Award at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria.
As of January 31, 2023, there was a total of $35 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately five years.
Performance-Based Restricted Stock Units
During fiscal 2022, 0.4 million shares of PRSUs were granted to employees below the level of vice president that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2022. We did not grant any company-wide PRSUs in fiscal 2023.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. Stock option activity during fiscal 2023 was as follows (in thousands, except aggregate intrinsic value which is reflected in millions and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2022	387	$20.09	$90
Stock options exercised	(228)	15.66
Stock options canceled	(44)	16.20
Balance as of January 31, 2023	115	30.36	17
Vested and expected to vest as of January 31, 2023	115	30.36	17
Exercisable as of January 31, 2023	115	30.34	17
The total grant date fair value of stock options vested during fiscal 2023, 2022, and 2021 was $1 million, $8 million, and $23 million, respectively. The total intrinsic value of stock options exercised during fiscal 2023, 2022, and 2021 was $41 million, $209 million, and $396 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option.
As of January 31, 2023, unrecognized compensation cost related to unvested stock options was not material.
The stock options that are exercisable as of January 31, 2023, have a weighted-average remaining contractual life of approximately five years. The weighted-average remaining contractual life of vested and expected to vest stock options as of January 31, 2023, is approximately five years, and the weighted-average remaining contractual life of outstanding stock options as of January 31, 2023, is approximately five years.

Employee Stock Purchase Plan
For fiscal 2023, approximately 1 million shares of Class A common shares were purchased under the ESPP at a weighted-average price of $132.95 per share, resulting in cash proceeds of $149 million.
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year Ended January 31,
	2023	2022	2021
Expected volatility	46.2% - 48.5%	30.4% - 41.5%	36.9% - 51.0%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	1.63% - 4.65%	0.04% - 0.10%	0.10% - 1.62%
Dividend yield	—%	—%	—%
Grant date fair value per share	$156.56 - $169.48	$225.70 - $260.86	$146.14 - $191.85
Note 15. Unearned Revenue and Performance Obligations
Subscription services revenues of $3.0 billion, $2.5 billion, and $2.2 billion were recognized during fiscal 2023, 2022, and 2021, respectively, that were included in the unearned revenue balances at the beginning of the respective periods. Professional services revenues recognized in the same periods from unearned revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of January 31, 2023, approximately $16.4 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $9.7 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of January 31, 2023, were not material.
Note 16. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Year Ended January 31,
	2023	2022	2021
Interest income	$97,709	$5,575	$18,788
Interest expense (1)	(102,353)	(16,602)	(68,806)
Other (2)	(33,106)	143,659	23,483
Total other income (expense), net	$(37,750)	$132,632	$(26,535)
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 11, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 17. Income Taxes
The components of income (loss) before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Domestic	$(59,376)	$309,061	$(140,352)
Foreign	(200,574)	(292,879)	(134,782)
Income (loss) before provision for (benefit from) income taxes	$(259,950)	$16,182	$(275,134)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2023	2022	2021
Current:
Federal	$209	$—	$—
State	14,316	763	1,524
Foreign	96,722	7,300	9,248
Total	111,247	8,063	10,772

Deferred:
Federal	623	(1,953)	(81)
State	667	(721)	(177)
Foreign	(5,738)	(18,580)	(3,217)
Total	(4,448)	(21,254)	(3,475)
Provision for (benefit from) income taxes	$106,799	$(13,191)	$7,297
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following:

	Year Ended January 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Foreign income at other than U.S. rates	(44.7)%	321.0%	(13.1)%
Intercompany transactions	3.5%	(158.2)%	1.0%
Research tax credits	26.5%	(447.7)%	26.6%
State taxes, net of federal benefit	(4.7)%	(0.7)%	(0.5)%
Changes in valuation allowance	(14.9)%	558.5%	(56.3)%
Share-based compensation	(26.5)%	(365.4)%	19.0%
Permanent difference	(0.9)%	4.6%	(0.3)%
Nontaxable gain on investment	—%	(15.7)%	0.0%
Other	(0.4)%	1.0%	(0.1)%
Total	(41.1)%	(81.6)%	(2.7)%
As a result of our history of net operating losses, the current provision for income taxes primarily relates to state income taxes and the current foreign provision from our profitable foreign entities. The domestic income tax provision was primarily related to an increase in state taxes due to capitalized research and development expenditures. The foreign income tax provision was primarily attributable to a taxable gain recognized from an intercompany sale of intellectual property and income tax expenses in profitable foreign jurisdictions.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. The provisions of the IRA had no impact to our fiscal 2023 income tax provision.
The 2017 Tax Cuts and Jobs Act requires research and development expenditures incurred for the tax year beginning after December 31, 2021, to be capitalized and amortized ratably over five years for domestic research and fifteen years for international research. The mandatory capitalization requirement had no material impact to our fiscal 2023 income tax provision due to our tax attributes carryover and full valuation allowance position.

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2023	2022
Deferred tax assets:
Unearned revenue	$10,590	$16,877
Other reserves and accruals	60,419	28,629
Tax attributes carryforward	1,574,849	1,790,396
Capitalized research and development expense	255,384	—
Property and equipment	29,833	23,977
Share-based compensation	75,373	71,191
Intangibles	503,256	422,985
Operating lease liabilities	63,278	60,714
Other	27,364	39,373
Total deferred tax assets	2,600,346	2,454,142
Valuation allowance	(2,358,496)	(2,242,901)
Deferred tax assets, net of valuation allowance	241,850	211,241
Deferred tax liabilities:
Deferred commissions	(126,618)	(102,682)
Operating lease right-of-use assets	(57,419)	(57,001)
Other	(46,695)	(43,990)
Total deferred tax liabilities	(230,732)	(203,673)
Net deferred tax assets	$11,118	$7,568
We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred tax assets will be realized. In evaluating the need for a valuation allowance, we consider the cumulative losses in recent years as a significant piece of negative evidence that is generally difficult to overcome. As of January 31, 2023, we continue to maintain a full valuation allowance against our U.S. federal, state, and certain foreign jurisdiction deferred tax assets.
As of January 31, 2023, we recorded a valuation allowance of $2.4 billion for the portion of the deferred tax assets that we do not expect to be realized. The valuation allowance on our net deferred tax assets increased by $116 million and $159 million during fiscal 2023 and 2022, respectively. The increase in the valuation allowance during fiscal 2023 is mainly due to an increase in deferred tax assets on amortization of intangibles from business combinations and capitalized research and development expenditures and credits, which are partially offset by the utilization of net operating losses.
As of January 31, 2023, we had approximately $2.8 billion of federal, $2.8 billion of state, and $3.0 billion of foreign net operating loss and other tax attributes carryforwards available to offset future taxable income. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2024 and 2043. The federal net operating losses generated in and after fiscal 2018 and the foreign net operating losses and other tax attributes do not expire and may be carried forward indefinitely.
We also had approximately $310 million of federal and $294 million of California research and development tax credit carryforwards as of January 31, 2023. The federal credits expire in varying amounts between fiscal 2024 and 2043. The California research credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law.
We intend to permanently reinvest any future earnings in our foreign operations unless such earnings are subject to U.S. federal income taxes. As of January 31, 2023, we estimate any such hypothetical foreign withholding tax expense to be immaterial to our financial statements.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Unrecognized tax benefits at the beginning of the period	$173,929	$159,862	$143,621
Additions for tax positions taken in prior years	742	572	4,640
Reductions for tax positions taken in prior years	—	(1,030)	(2,347)
Additions for tax positions related to the current year	21,207	14,918	15,158
Reductions related to a lapse of applicable statute of limitations	(84)	—	(807)
Reductions related to settlements	—	(393)	(403)
Unrecognized tax benefits at the end of the period	$195,794	$173,929	$159,862
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. We did not accrue any material interest expense or penalties during fiscal 2023, 2022, or 2021.
Of the total amount of unrecognized tax benefits of $196 million, $7 million, if recognized, would impact the effective tax rate as of January 31, 2023.
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
Basic and diluted net loss per share was the same for fiscal 2023 and 2021, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended January 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$(287,570)	$(79,179)	$22,556	$6,817	$(210,637)	$(71,794)
Denominator:
Weighted-average shares outstanding, basic	199,805	55,014	189,864	57,385	176,758	60,261
Net income (loss) per share, basic	$(1.44)	$(1.44)	$0.12	$0.12	$(1.19)	$(1.19)
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$(287,570)	$(79,179)	$22,556	$6,817	$(210,637)	$(71,794)
Reallocation of net income as a result of conversion of Class B to Class A common stock	—	—	6,817	—	—	—
Reallocation of net income to Class B common stock	—	—	—	(182)	—	—
Net income (loss) for diluted calculation	(287,570)	(79,179)	29,373	6,635	(210,637)	(71,794)
Denominator:
Weighted-average shares outstanding, basic	199,805	55,014	189,864	57,385	176,758	60,261
Conversion of Class B to Class A common stock	—	—	57,385	—	—	—
Dilutive effect of share-based awards	—	—	5,549	—	—	—
Dilutive effect of warrants related to the issuance of convertible senior notes	—	—	1,234	—	—	—
Weighted-average shares outstanding, diluted	199,805	55,014	254,032	57,385	176,758	60,261
Net income (loss) per share, diluted	$(1.44)	$(1.44)	$0.12	$0.12	$(1.19)	$(1.19)
The computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2023	2022	2021
Shares related to outstanding share-based awards	15,454	1,436	15,366
Shares related to the convertible senior notes	5,182	7,817	9,205
Shares subject to warrants related to the issuance of convertible senior notes	7,762	—	10,392
Total	28,398	9,253	34,963
Note 19. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in thousands):

	Year Ended January 31,
	2023	2022	2021
United States	$4,682,285	$3,845,412	$3,249,127
Other countries	1,533,533	1,293,386	1,068,869
Total revenues	$6,215,818	$5,138,798	$4,317,996

Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	As of January 31,
	2023	2022
United States	$1,206,486	$1,174,371
Ireland	159,337	117,049
Other countries	84,709	79,463
Total long-lived assets	$1,450,532	$1,370,883
Note 20. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. We match a certain portion of employee contributions up to a fixed maximum per employee. Our contributions to the plan were $57 million, $46 million, and $42 million during fiscal 2023, 2022, and 2021, respectively.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8, and is incorporated herein by reference.
(c) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officers and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information concerning our directors, our Audit Committee, and any changes to the process by which stockholders may recommend nominees to the Board of Directors required by this Item are incorporated herein by reference to information contained in the Proxy Statement, including “Proposal No. 1: Election of Directors” and “Directors and Corporate Governance.”
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
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officers, our principal financial officer, and all other executive officers. The Code of Conduct is available on our website at www.workday.com/codeofconduct. A copy may also be obtained without charge by contacting Investor Relations, Workday, Inc., 6110 Stoneridge Mall Road, Pleasanton, California 94588 or by emailing ir@workday.com.
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
3. Exhibits

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	December 7, 2012	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	January 26, 2023	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	Description of Securities	10-K	001-35680	March 3, 2020	4.3
4.5	2022 Indenture dated September 15, 2017 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	September 15, 2017	4.1
4.6	Supplemental Indenture to the 2022 Indenture dated January 2, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	January 2, 2018	4.4
4.7	Indenture, dated as of April 1, 2022, between Workday and U.S. Bank Trust Company National Association, as trustee	8-K	001-35680	April 1, 2022	4.1
4.8	Form of 3.500% Note due 2027	8-K	001-35680	April 1, 2022	4.3
4.9	Form of 3.700% Note due 2029	8-K	001-35680	April 1, 2022	4.4
4.10	Form of 3.800% Note due 2032	8-K	001-35680	April 1, 2022	4.5
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2012 Equity Incentive Plan, as amended	DEF 14A	001-35680	April 27, 2018	Annex A
10.3†	2012 Equity Incentive Plan forms of Award Agreements, as amended	10-K	001-35680	March 3, 2020	10.4
10.4†	2022 Equity Incentive Plan	S-8	333-265766	June 22, 2022	4.4
10.5†	2022 Equity Incentive Plan forms of Award Agreements	S-8	333-265766	June 22, 2022	4.5
10.6†	Amended and Restated 2012 Employee Stock Purchase Plan	S-8	333-265766	June 22, 2022	4.6
10.7†	Amended and Restated 2012 Employee Stock Purchase Plan forms of Award Agreements, as amended	S-8	333-265766	June 22, 2022	4.7
10.8†	Adaptive Insights, Inc. 2013 Equity Incentive Plan	S-8	333-226907	August 17, 2018	99.1
10.9†	Adaptive Insights, Inc. 2013 Equity Incentive Plan forms of Award Agreements	S-8	333-226907	August 17, 2018	99.2

10.10†	Workday, Inc. Change in Control Policy	10-Q	001-35680	May 26, 2021	10.1
10.11†	Offer Letter between James J. Bozzini and the Registrant dated December 4, 2006	10-K	001-35680	March 31, 2014	10.9
10.12†	Offer Letter between Richard Sauer and the Registrant dated April 6, 2019	10-K	001-35680	March 3, 2020	10.11
10.13†	Offer Letter between Luciano G. Fernandez and the Registrant dated August 26, 2020	10-Q	001-35680	August 28, 2020	10.1
10.14†	Offer Letter between Barbara Larson and the Registrant dated June 30, 2014	10-K	001-35680	February 28, 2022	10.13
10.15†	Offer Letter between Doug Robinson and the Registrant dated June 3, 2010	10-K	001-35680	February 28, 2022	10.14
10.16†	Letter Agreement between Carl Eschenbach and the Registrant dated December 20, 2022					X
10.17†	2022 Equity Incentive Plan Global Notice of Performance Restricted Stock Unit Award for Carl Eschenbach					X
10.18	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-35680	March 31, 2014	10.11
10.19	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.20	Form of Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.1
10.21	Form of Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.2
10.22	Form of Additional Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.3
10.23	Form of Additional Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.4
10.24	Credit Agreement, dated as of April 6, 2022, among Workday, certain subsidiaries of Workday, Bank of America, N.A., Wells Fargo Bank, National Association, and the other L/C Issuers and Lenders party thereto	8-K	001-35680	April 7, 2022	10.1
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.3*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

†	Indicates a management contract or compensatory plan.
*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 27th day of February, 2023.

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

Signature	Title	Date

/s/ Aneel Bhusri	Co-Chief Executive Officer	February 27, 2023
Aneel Bhusri	(Principal Executive Officer)

/s/ Carl M. Eschenbach	Co-Chief Executive Officer	February 27, 2023
Carl M. Eschenbach	(Principal Executive Officer)

/s/ Barbara Larson	Chief Financial Officer	February 27, 2023
Barbara Larson	(Principal Financial and Accounting Officer)

/s/ Thomas F. Bogan	Director	February 27, 2023
Thomas F. Bogan

/s/ Ann-Marie Campbell	Director	February 27, 2023
Ann-Marie Campbell

/s/ Christa Davies	Director	February 27, 2023
Christa Davies

/s/ Lynne M. Doughtie	Director	February 27, 2023
Lynne M. Doughtie

/s/ Wayne A.I. Frederick, M.D.	Director	February 27, 2023
Wayne A.I. Frederick, M.D.

Director
Mark J. Hawkins

/s/ Michael M. McNamara	Director	February 27, 2023
Michael M. McNamara

/s/ George J. Still, Jr.	Director	February 27, 2023
George J. Still, Jr.

/s/ Lee J. Styslinger III	Director	February 27, 2023
Lee J. Styslinger III

/s/ Jerry Yang	Director	February 27, 2023
Jerry Yang