Form 10-Q
period 2023-04-30
Workday, Inc.
filed 2023-05-25
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2023
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
(Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of May 23, 2023, there were approximately 206 million shares of the registrant’s Class A common stock, net of treasury stock, and 55 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,443,651	$1,886,311
Marketable securities	4,885,310	4,235,083
Trade and other receivables, net	1,089,286	1,570,086
Deferred costs	191,966	191,054
Prepaid expenses and other current assets	262,880	225,690
Total current assets	7,873,093	8,108,224
Property and equipment, net	1,218,117	1,201,254
Operating lease right-of-use assets	254,659	249,278
Deferred costs, noncurrent	405,983	420,988
Acquisition-related intangible assets, net	284,261	305,465
Goodwill	2,840,044	2,840,044
Other assets	376,639	360,985
Total assets	$13,252,796	$13,486,238
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$113,263	$153,751
Accrued expenses and other current liabilities	227,495	260,131
Accrued compensation	380,773	563,548
Unearned revenue	3,227,550	3,559,393
Operating lease liabilities	95,008	91,343
Total current liabilities	4,044,089	4,628,166
Debt, noncurrent	2,976,889	2,975,934
Unearned revenue, noncurrent	62,200	74,540
Operating lease liabilities, noncurrent	183,015	181,799
Other liabilities	44,740	40,231
Total liabilities	7,310,933	7,900,670
Stockholders’ equity:
Common stock	261	259
Additional paid-in capital	9,195,197	8,828,639
Treasury stock	(185,047)	(185,047)
Accumulated other comprehensive income (loss)	42,650	53,051
Accumulated deficit	(3,111,198)	(3,111,334)
Total stockholders’ equity	5,941,863	5,585,568
Total liabilities and stockholders’ equity	$13,252,796	$13,486,238
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenues:
Subscription services	$1,527,909	$1,272,076
Professional services	156,403	162,581
Total revenues	1,684,312	1,434,657
Costs and expenses (1):
Costs of subscription services	239,027	232,922
Costs of professional services	178,417	169,899
Product development	600,457	541,509
Sales and marketing	518,637	429,301
General and administrative	167,574	133,869
Total costs and expenses	1,704,112	1,507,500
Operating income (loss)	(19,800)	(72,843)
Other income (expense), net	26,709	(20,163)
Income (loss) before provision for (benefit from) income taxes	6,909	(93,006)
Provision for (benefit from) income taxes	6,773	9,167
Net income (loss)	$136	$(102,173)
Net income (loss) per share, basic	$0.00	$(0.41)
Net income (loss) per share, diluted	$0.00	$(0.41)
Weighted-average shares used to compute net income (loss) per share, basic	258,820	251,743
Weighted-average shares used to compute net income (loss) per share, diluted	261,371	251,743

(1) Costs and expenses include share-based compensation expenses as follows:
	Three Months Ended April 30,
	2023	2022
Costs of subscription services	$29,262	$26,230
Costs of professional services	30,040	27,584
Product development	169,934	153,304
Sales and marketing	80,123	59,169
General and administrative	60,101	45,219
Total share-based compensation expenses	$369,460	$311,506
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Net income (loss)	$136	$(102,173)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(758)	(1,922)
Net change in unrealized gains (losses) on available-for-sale debt securities	6,066	(8,924)
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision of $2,077 and $0, respectively	(15,709)	46,246
Other comprehensive income (loss)	(10,401)	35,400
Comprehensive income (loss)	$(10,265)	$(66,773)
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Common stock:
Balance, beginning of period	$259	$251
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	2	2
Balance, end of period	261	253
Additional paid-in capital:
Balance, beginning of period	8,828,639	7,284,174
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	(2,902)	988
Share-based compensation	369,460	311,506
Exercise of convertible senior notes hedges	—	119
Balance, end of period	9,195,197	7,596,787
Treasury stock:
Balance, beginning of period	(185,047)	(12,467)
Exercise of convertible senior notes hedges	—	(117)
Balance, end of period	(185,047)	(12,584)
Accumulated other comprehensive income (loss):
Balance, beginning of period	53,051	7,709
Other comprehensive income (loss)	(10,401)	35,400
Balance, end of period	42,650	43,109
Accumulated deficit:
Balance, beginning of period	(3,111,334)	(2,744,585)
Net income (loss)	136	(102,173)
Balance, end of period	(3,111,198)	(2,846,758)
Total stockholders’ equity	$5,941,863	$4,780,807

	Three Months Ended April 30,
	2023	2022
Common stock (in shares):
Balance, beginning of period	257,991	251,209
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	2,417	2,470
Settlement of convertible senior notes	—	1
Purchase of treasury stock from the exercise of convertible senior notes hedges	—	(1)
Balance, end of period	260,408	253,679
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$136	$(102,173)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70,441	89,846
Share-based compensation expenses	369,460	311,506
Amortization of deferred costs	48,888	39,427
Non-cash lease expense	23,874	22,048
(Gains) losses on investments	8,141	8,080
Other	(37,588)	709
Changes in operating assets and liabilities:
Trade and other receivables, net	473,315	462,964
Deferred costs	(34,795)	(41,729)
Prepaid expenses and other assets	(18,812)	(23,997)
Accounts payable	(58,310)	6,910
Accrued expenses and other liabilities	(223,314)	(30,873)
Unearned revenue	(344,120)	(303,001)
Net cash provided by (used in) operating activities	277,316	439,717
Cash flows from investing activities:
Purchases of marketable securities	(1,887,890)	(2,010,619)
Maturities of marketable securities	1,231,829	601,475
Sales of marketable securities	22,183	5,130
Owned real estate projects	(322)	(20)
Capital expenditures, excluding owned real estate projects	(58,776)	(58,750)
Purchase of other intangible assets	(9,500)	—
Purchases of non-marketable equity and other investments	(10,500)	(15,023)
Sales and maturities of non-marketable equity and other investments	—	7,066
Net cash provided by (used in) investing activities	(712,976)	(1,470,741)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt discount	—	2,978,077
Repayments and extinguishment of debt	—	(693,953)
Payments for debt issuance costs	—	(7,220)
Proceeds from issuance of common stock from employee equity plans, net of taxes paid for shares withheld	(2,900)	990
Other	(260)	(192)
Net cash provided by (used in) financing activities	(3,160)	2,277,702
Effect of exchange rate changes	(129)	(685)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(438,949)	1,245,993
Cash, cash equivalents, and restricted cash at the beginning of period	1,895,240	1,540,745
Cash, cash equivalents, and restricted cash at the end of period	$1,456,291	$2,786,738
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended April 30,
	2023	2022
Supplemental cash flow data:
Cash paid for interest	$55,129	$2,941
Cash paid for income taxes, net of refunds	10,751	4,496
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	54,479	119,007

	As of April 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$1,443,651	$2,776,336
Restricted cash included in Prepaid expenses and other current assets	12,640	10,402
Total cash, cash equivalents, and restricted cash	$1,456,291	$2,786,738
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2023, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on February 27, 2023.
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
In February 2023, we completed an assessment of the useful lives of our data center equipment, including servers, network equipment, and integrated complete server and network racks. Due to advances in technology, as well as investments in software that increased efficiencies in how we operate our data center equipment, we determined we should increase the estimated useful lives of data center equipment from 3 years to 5 years. This change in accounting estimate was effective beginning fiscal 2024. Based on the carrying amount of data center equipment that was in-service as of January 31, 2023, this change decreased depreciation expense by $30 million for the three months ended April 30, 2023.
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. For the three months ended April 30, 2023, our co-chief executive officers together served as CODM for purposes of segment reporting. Our CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.

Note 2. Significant Accounting Policies and Accounting Standards
Significant Accounting Policies
There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, and trade and other receivables. Our deposits exceed federally insured limits.
No customer individually accounted for more than 10% of trade and other receivables, net as of April 30, 2023, or January 31, 2023. No customer individually accounted for more than 10% of total revenues during the three months ended April 30, 2023 or 2022.
Other than the United States, no country individually accounted for more than 10% of total revenues during the three months ended April 30, 2023 or 2022.
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
We are also exposed to concentration of risk in our equity investments portfolio, which consists of marketable equity investments and non-marketable equity investments measured using the measurement alternative. As of both April 30, 2023, and January 31, 2023, we held one marketable equity investment with a carrying value that was individually greater than 10% of our total equity investments portfolio.
Recently Issued Accounting Pronouncements
Note 3. Investments
Debt Securities
As of April 30, 2023, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,438,041	$975	$(5,348)	$2,433,668
U.S. agency obligations	479,204	720	(2,307)	477,617
Corporate bonds	1,484,215	3,604	(7,243)	1,480,576
Commercial paper	1,160,709	—	—	1,160,709
Total debt securities	$5,562,169	$5,299	$(14,898)	$5,552,570
Included in Cash and cash equivalents	$732,881	$5	$(2)	$732,884
Included in Marketable securities	$4,829,288	$5,294	$(14,896)	$4,819,686

As of January 31, 2023, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,455,739	$77	$(6,765)	$2,449,051
U.S. agency obligations	325,664	—	(3,874)	321,790
Corporate bonds	966,801	1,617	(6,715)	961,703
Commercial paper	1,016,641	—	(5)	1,016,636
Total debt securities	$4,764,845	$1,694	$(17,359)	$4,749,180
Included in Cash and cash equivalents	$594,864	$—	$(1)	$594,863
Included in Marketable securities	$4,169,980	$1,694	$(17,357)	$4,154,317
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
As of April 30, 2023, and January 31, 2023, the fair value of debt securities in an unrealized loss position was $3.0 billion and $3.1 billion, respectively, the majority of which had been in a continuous unrealized loss position for less than 12 months. We did not recognize any credit or non-credit related losses related to our debt securities during the periods presented.
We sold $12 million of debt securities during the three months ended April 30, 2023, and the realized gains and losses from the sales were immaterial. We did not have any sales of debt securities during the three months ended April 30, 2022.
Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2023	January 31, 2023
Money market funds	Cash and cash equivalents	$486,603	$902,226
Non-marketable equity investments measured using the measurement alternative	Other assets	269,622	261,922
Marketable equity investments	Marketable securities	65,624	80,766
Total equity investments		$821,849	$1,244,914
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended April 30,
	2023	2022
Net realized gains (losses) recognized on equity investments sold (1)	$55	$1,059
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	(8,068)	(8,488)
Total net gains (losses) recognized in Other income (expense), net	$(8,013)	$(7,429)
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

	April 30, 2023	January 31, 2023
Total initial cost	$217,333	$206,833
Cumulative net unrealized gains (losses)	52,289	55,089
Carrying value	$269,622	$261,922
During the three months ended April 30, 2023, and 2022, we recorded impairment losses of $3 million and $14 million, respectively. During the three months ended April 30, 2023, we recorded no upward adjustments to the carrying value of non-marketable equity investments and $3 million in the three months ended April 30, 2022.
Marketable Equity Investments
We hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. The carrying values for our marketable equity investments are summarized below (in thousands):

	April 30, 2023	January 31, 2023
Total initial cost	$33,718	$38,449
Cumulative net unrealized gains (losses)	31,906	42,317
Carrying value	$65,624	$80,766
During the three months ended April 30, 2023, we sold marketable equity investments for proceeds of $10 million with an immaterial corresponding realized gain. During the three months ended April 30, 2022, we sold marketable equity investments for proceeds of $5 million with corresponding realized gains of $1 million.
During the three months ended April 30, 2023, and 2022, we recorded unrealized losses of $5 million and gains of $3 million, respectively, on marketable equity investments held as of the end of each period.
Note 4. Fair Value Measurements
We use a fair value hierarchy that requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs that are supported by little or no market activity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of April 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,433,668	$—	$—	$2,433,668
U.S. agency obligations	—	477,617	—	477,617
Corporate bonds	—	1,480,576	—	1,480,576
Commercial paper	—	1,160,709	—	1,160,709
Money market funds	486,603	—	—	486,603
Marketable equity investments	65,624	—	—	65,624
Foreign currency derivative assets	—	63,489	—	63,489
Total assets	$2,985,895	$3,182,391	$—	$6,168,286
Foreign currency derivative liabilities	$—	$32,309	$—	$32,309
Total liabilities	$—	$32,309	$—	$32,309
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
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $598 million and $612 million as of April 30, 2023, and January 31, 2023, respectively. Amortization expense for the deferred costs was $49 million and $39 million for the three months ended April 30, 2023, and 2022, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Computers, equipment, and software	$1,316,567	$1,286,540
Buildings	720,220	719,966
Leasehold improvements	202,888	202,101
Furniture, fixtures, and transportation equipment	89,391	90,816
Land and land improvements	80,977	81,083
Property and equipment, gross	2,410,043	2,380,506
Less accumulated depreciation and amortization	(1,191,926)	(1,179,252)
Property and equipment, net	$1,218,117	$1,201,254
Depreciation expense totaled $48 million and $67 million for the three months ended April 30, 2023, and 2022, respectively.
Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Developed technology	$342,700	$342,700
Customer relationships	311,100	311,100
Backlog	15,000	15,000
Trade name	12,500	12,500
Acquisition-related intangible assets, gross	681,300	681,300
Less accumulated amortization	(397,039)	(375,835)
Acquisition-related intangible assets, net	$284,261	$305,465
Amortization expense related to acquisition-related intangible assets was $21 million and $22 million for the three months ended April 30, 2023, and 2022, respectively.
As of April 30, 2023, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in thousands):

Fiscal Period:
Remainder of 2024	$53,114
2025	61,663
2026	55,748
2027	31,177
2028	26,944
Thereafter	55,615
Total	$284,261

Note 8. Other Assets
Other noncurrent assets consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Non-marketable equity and other investments	$271,122	$263,485
Technology patents and other intangible assets, net	28,621	20,534
Prepayments for goods and services	23,373	23,466
Derivative assets	22,441	21,757
Net deferred tax assets	9,567	12,650
Deposits	6,559	5,819
Other	14,956	13,274
Total other assets	$376,639	$360,985
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of April 30, 2023, the future estimated amortization expense was as follows (in thousands):

Fiscal Period:
Remainder of 2024	$3,180
2025	3,639
2026	3,290
2027	2,942
2028	2,697
Thereafter	12,873
Total	$28,621
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
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of April 30, 2023, we estimate that $56 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.
As of April 30, 2023, and January 31, 2023, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $1.9 billion and $1.7 billion, respectively. The notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $336 million and $324 million as of April 30, 2023, and January 31, 2023, respectively. All contracts had maturities of less than 47 months.

Non-Designated Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities (“non-designated hedges”). These forward contracts are intended to offset foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the Condensed Consolidated Balance Sheets at fair value. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of these forward contracts are recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows.
As of April 30, 2023, and January 31, 2023, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $65 million and $235 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $10 million and $2 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	April 30, 2023	January 31, 2023
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$40,429	$42,968
Cash flow hedges	Other assets	22,434	21,757
Non-designated hedges	Prepaid expenses and other current assets	619	99
Non-designated hedges	Other assets	7	—
Total derivative assets		$63,489	$64,824
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$14,847	$13,231
Cash flow hedges	Other liabilities	16,975	15,496
Non-designated hedges	Accrued expenses and other current liabilities	478	5,244
Non-designated hedges	Other liabilities	9	1
Total derivative liabilities		$32,309	$33,972
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended April 30,
Condensed Consolidated Statements of Operations Location	2023		2022
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$1,684,312	$16,326	$1,434,657	$(1,157)
Costs and expenses	1,704,112	(698)	1,507,500	(829)
Pre-tax gains (losses) associated with cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended April 30,
		2023	2022
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$1,996	$44,260
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	16,326	(1,157)
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	(698)	(829)
Gains (losses) associated with non-designated hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
		2023	2022
Gains (losses) related to non-designated hedges	Other income (expense), net	$2,434	$3,966

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
As of April 30, 2023, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$16,048	$—	$16,048	$(6,664)	$—	$9,384
Counterparty B	16,138	—	16,138	(8,823)	—	7,315
Counterparty C	2,883	—	2,883	(583)	—	2,300
Counterparty D	24,835	—	24,835	(14,510)	—	10,325
Counterparty E	3,585	—	3,585	(1,729)	—	1,856
Total	$63,489	$—	$63,489	$(32,309)	$—	$31,180

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$6,664	$—	$6,664	$(6,664)	$—	$—
Counterparty B	8,823	—	8,823	(8,823)	—	—
Counterparty C	583	—	583	(583)	—	—
Counterparty D	14,510	—	14,510	(14,510)	—	—
Counterparty E	1,729	—	1,729	(1,729)	—	—
Total	$32,309	$—	$32,309	$(32,309)	$—	$—
Note 10. Debt
Outstanding debt consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
2027 Notes	$1,000,000	$1,000,000
2029 Notes	750,000	750,000
2032 Notes	1,250,000	1,250,000
Total principal amount	3,000,000	3,000,000
Less: unamortized debt discount and issuance costs	(23,111)	(24,066)
Net carrying amount	2,976,889	2,975,934
Debt, noncurrent	$2,976,889	$2,975,934

As of April 30, 2023, the future principal payments for the outstanding debt were as follows (in thousands):

Fiscal Period:
Remainder of 2024	$—
2025	—
2026	—
2027	—
2028	1,000,000
Thereafter	2,000,000
Total principal amount	$3,000,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of April 30, 2023, we were in compliance with all covenants associated with the Senior Notes.
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
As of April 30, 2023, the total estimated fair value of the Senior Notes was $2.8 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
Credit Agreement
In April 2022, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. The 2022 Credit Agreement replaced our prior credit agreement entered into in April 2020 (“2020 Credit Agreement”), which provided for a term loan facility in an aggregate original principal amount of $750 million and a revolving credit facility in an aggregate principal amount of $750 million. Concurrently with entering into the 2022 Credit Agreement, we paid off the remaining principal balance of $694 million on the term loan under the 2020 Credit Agreement and terminated the revolving credit facility under the 2020 Credit Agreement, which had no outstanding balance. The modification to our revolving credit facility and extinguishment of the term loan under the 2020 Credit Agreement did not have a material impact to our Condensed Consolidated Statements of Operations for fiscal 2023.
As of April 30, 2023, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.

The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of April 30, 2023, we were in compliance with all covenants.
Convertible Senior Notes
In September 2017, we issued 0.25% convertible senior notes due October 1, 2022, with a principal amount of $1.15 billion (“2022 Notes”). The 2022 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 0.25% on April 1 and October 1 of each year. During the third quarter of fiscal 2023, the 2022 Notes were converted by note holders, and we repaid the $1.15 billion principal balance in cash. We also distributed approximately 0.6 million shares of our Class A common stock to note holders during fiscal 2023, which represented the conversion value in excess of the principal amount.
Notes Hedges
In connection with the issuance of the 2022 Notes, we entered into convertible note hedge transactions (“Purchased Options”) which gave us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2022 Notes, approximately 7.8 million shares of our Class A common stock for $147.10 per share. During the third quarter of fiscal 2023, we received approximately 0.6 million shares of our Class A common stock from the exercise of the Purchased Options, which offset the economic dilution to our Class A common stock upon conversion of the 2022 Notes. These shares were recorded as Treasury stock on the Condensed Consolidated Balance Sheets. The Purchased Options were separate transactions and were not part of the terms of the 2022 Notes, and expired on October 1, 2022.
Warrants
In connection with the issuance of the 2022 Notes, we also entered into warrant transactions to sell warrants (“Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 7.8 million shares of our Class A common stock over 60 scheduled trading days beginning in January 2023 at an exercise price of $213.96 per share. During the first quarter of fiscal 2024, the Warrants fully expired without exercise.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Three Months Ended April 30,
	2023	2022
Contractual interest expense	$27,563	$11,385
Interest cost related to amortization and write-off of debt discount and issuance costs	955	2,601
Total interest expense	$28,518	$13,986
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $255 million and $249 million as of April 30, 2023, and January 31, 2023, respectively, and operating lease liabilities were $278 million and $273 million as of April 30, 2023, and January 31, 2023, respectively. We have also entered into finance lease agreements for other property and equipment. As of April 30, 2023, and January 31, 2023, finance leases were not material.

The components of operating lease expense were as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Operating lease cost	$28,460	$23,644
Short-term lease cost	902	1,225
Variable lease cost	11,148	9,773
Total operating lease cost	$40,510	$34,642
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Cash paid for operating lease liabilities	$28,410	$25,658
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	32,226	28,581
Other information related to our operating leases was as follows:

	April 30, 2023	January 31, 2023
Weighted average remaining lease term (in years)	5	5
Weighted average discount rate	2.98%	2.79%
As of April 30, 2023, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Period:
Remainder of 2024	$76,163
2025	83,869
2026	53,116
2027	34,482
2028	25,484
Thereafter	34,608
Total lease payments	307,722
Less imputed interest	(29,699)
Total operating lease liabilities	$278,023
As of April 30, 2023, we have additional operating leases for data centers and office space that had not yet commenced with total undiscounted lease payments of $50 million. These operating leases will commence in fiscal 2024 and fiscal 2025, with lease terms ranging from five to six years.
Note 12. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the three months ended April 30, 2023, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of April 30, 2023, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 13. Stockholders’ Equity
Common Stock
As of April 30, 2023, there were 206 million shares of Class A common stock, net of treasury stock, and 55 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
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
There were no shares repurchased during the three months ended April 30, 2023. As of April 30, 2023, we were authorized to purchase a remaining $425 million of our outstanding shares of Class A common stock under the Share Repurchase Program.
Employee Equity Plans
In June 2022, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. As of April 30, 2023, we had 21 million shares of Class A common stock available for future grants.
In June 2022, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of April 30, 2023, 5 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. RSU activity during the three months ended April 30, 2023, was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	14,099	$206.38
RSUs granted	7,220	190.90
RSUs vested	(2,408)	206.02
RSUs forfeited	(210)	261.42
Balance as of April 30, 2023	18,701	199.83
As of April 30, 2023, there was a total of $2.8 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.

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
As of April 30, 2023, there was a total of $30 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately five years.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. Stock option activity during the three months ended April 30, 2023, was as follows (in thousands, except aggregate intrinsic value, which is reflected in millions and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2023	115	$30.36	$17
Stock options exercised	(9)	43.16
Stock options canceled	—	—
Balance as of April 30, 2023	106	29.22	17
Vested and expected to vest as of April 30, 2023	106	29.22	17
Exercisable as of April 30, 2023	106	29.22	17
As of April 30, 2023, there was no unrecognized compensation cost related to unvested stock options.
Note 14. Unearned Revenue and Performance Obligations
Subscription services revenues of $1.3 billion and $1.1 billion were recognized during the three months ended April 30, 2023, and 2022, respectively, that were included in the unearned revenue balances as of January 31, 2023, and 2022, respectively. Professional services revenues recognized in the same periods from unearned revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2023, approximately $16.7 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $9.8 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of April 30, 2023, were not material.

Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended April 30,
	2023	2022
Interest income	$62,695	$4,007
Interest expense (1)	(28,546)	(14,018)
Other (2)	(7,440)	(10,152)
Total other income (expense), net	$26,709	$(20,163)
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 10, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 16. Income Taxes
We reported an income tax provision of $7 million and $9 million for the three months ended April 30, 2023, and 2022, respectively. The income tax provision for the three months ended April 30, 2023, was primarily attributable to income tax expenses in profitable foreign jurisdictions and an increase in U.S. taxes due to capitalized research and development expenditures. The income tax provision for the three months ended April 30, 2022, was primarily attributable to a taxable gain recognized from an intercompany sale of intellectual property, income tax expenses in profitable foreign jurisdictions, and an increase in state taxes due to capitalized research and development expenditures.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of April 30, 2023, we continue to maintain a full valuation allowance on our deferred tax assets in certain jurisdictions.
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
Basic and diluted net income (loss) per share was the same for the three months ended April 30, 2023, and April 30, 2022. For the three months ended April 30, 2022, potentially dilutive securities were excluded from the computation of diluted net income (loss) per share calculations because the impact of including them would have been anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended April 30,
	2023		2022
	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$107	$29	$(79,738)	$(22,435)
Denominator:
Weighted-average shares outstanding, basic	204,187	54,633	196,466	55,277
Net income (loss) per share, basic	$0.00	$0.00	$(0.41)	$(0.41)
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$107	$29	$(79,738)	$(22,435)
Reallocation of net income as a result of conversion of Class B to Class A common stock	29	—	—	—
Reallocation of net income to Class B common stock	—	—	—	—
Net income (loss) for diluted calculation	136	29	(79,738)	(22,435)
Denominator:
Weighted-average shares outstanding, basic	204,187	54,633	196,466	55,277
Conversion of Class B to Class A common stock	54,633	—	—	—
Dilutive effect of share-based awards	2,551	—	—	—
Weighted-average shares outstanding, diluted	261,371	54,633	196,466	55,277
Net income (loss) per share, diluted	$0.00	$0.00	$(0.41)	$(0.41)
The computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2023	2022
Shares related to outstanding share-based awards	3,909	13,654
Shares related to the convertible senior notes	—	7,816
Shares subject to warrants related to the issuance of convertible senior notes	2,108	7,818
Total	6,017	29,288
Note 18. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended April 30,
	2023	2022
United States	$1,263,965	$1,075,045
Other countries	420,347	359,612
Total revenues	$1,684,312	$1,434,657

Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	April 30, 2023	January 31, 2023
United States	$1,173,390	$1,206,486
Ireland	208,581	159,337
Other countries	90,805	84,709
Total long-lived assets	$1,472,776	$1,450,532

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future financial condition and operating results, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, beliefs, and projections about future events, conditions, and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict and many of which are outside of our control, such as those arising from the impact of recent macroeconomic events, including inflation, increased interest rates, instability in the global banking system, and the remaining effects of the coronavirus (“COVID-19”) pandemic, as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
We have achieved significant growth since our inception in 2005. Our current financial focus is on growing our revenues and expanding both our customer base and our footprint within our existing customers. While we have a history of GAAP operating losses, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues will decrease over the longer term as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs.
We plan to reinvest a significant portion of our incremental revenues in future periods to grow our business. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling applications, enhance existing applications, and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and the Asia-Pacific region, by investing in product development and customer support to address the business needs of targeted local markets, increasing our sales organization and marketing programs, acquiring and leasing additional office space, and expanding our ecosystem of service partners to support local deployments. We expect to make further significant investments in our data center capacity and equipment and third-party hosted infrastructure platforms as we plan for future growth. We are also investing in personnel to support our growing customer base.

We regularly evaluate acquisition and investment opportunities in complementary businesses, employee teams, services, technologies, and intellectual property rights in an effort to expand our product and service offerings, and expect to continue making acquisitions and investments in the future. While we remain focused on improving operating margin, these acquisitions and investments will increase our costs on an absolute basis in the near term. Many of these investments will occur in advance of experiencing any direct benefit from them and could make it difficult to determine if we are allocating our resources efficiently.
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
Impact of Current Economic Conditions
Recent macroeconomic events including higher inflation, the U.S. Federal Reserve raising interest rates, instability in the global banking system, as well as geopolitical factors, including the ongoing conflict between Russia and Ukraine, and the remaining effects of the COVID-19 pandemic, have negatively impacted the global economy, disrupted global supply chains, and created significant uncertainty, volatility, and disruption of financial markets. Despite the continuing uncertainty associated with these events, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers on their human resources and finance digital transformation journeys. Demand for our products remains strong and we continue to achieve solid new subscription bookings.
Our near-term revenues are relatively predictable as a result of our subscription-based business model. We have experienced, and may continue to experience, the lengthening of certain sales cycles and revenue growth rates, particularly within net new opportunities. If the economic uncertainty continues, we may also experience a negative impact on customer renewals, customer collections, sales and marketing efforts, customer deployments, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part I, Item 1A of this report.

Financial Results Overview
The following table provides an overview of our key metrics (in thousands, except percentages, basis points, and headcount data):

	Three Months Ended April 30,
	2023	2022	Change
Total revenues	$1,684,312	$1,434,657	17%
Subscription services revenues	$1,527,909	$1,272,076	20%

GAAP operating income (loss)	$(19,800)	$(72,843)	73%
Non-GAAP operating income (1)	$395,944	$288,558	37%

GAAP operating margin	(1.2)%	(5.1)%	390 bps
Non-GAAP operating margin (1)	23.5%	20.1%	340 bps

Operating cash flows	$277,316	$439,717	(37)%

	As of April 30,
	2023	2022	% Change
Total subscription revenue backlog	$16,651,057	$12,653,639	32%
24-month subscription revenue backlog	$9,789,919	$7,968,631	23%

Cash, cash equivalents, and marketable securities	$6,328,961	$6,255,355	1%

Headcount	17,866	15,932	12%
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
Subscription services revenues accounted for approximately 91% of our total revenues for the three months ended April 30, 2023, and represented 96% of our total unearned revenue as of April 30, 2023. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three months ended April 30, 2023, and 2022, were as follows (in thousands, except percentages):

	Three Months Ended April 30,
	2023	2022	% Change
Subscription services	$1,527,909	$1,272,076	20%
Professional services	156,403	162,581	(4)%
Total revenues	$1,684,312	$1,434,657	17%
Total revenues were $1.7 billion for the three months ended April 30, 2023, compared to $1.4 billion for the prior year period, an increase of $250 million, or 17%. Subscription services revenues were $1.5 billion for the three months ended April 30, 2023, compared to $1.3 billion for the prior year period, an increase of $256 million, or 20%. The increase in subscription services revenues was primarily due to an increased number of new customers, expansion of our product offerings provided to existing customers, and strong customer renewals, with gross and net retention rates over 95% and over 100%, respectively. Professional services revenues were $156 million for the three months ended April 30, 2023, compared to $163 million for the prior year period, a decrease of $6 million, or 4%. The decrease in professional services revenues was primarily due to variation in project size and mix of deployment and integration services provided as we continue to expand and leverage our service partners.
Subscription Revenue Backlog
As of April 30, 2023, our total subscription revenue backlog was $16.7 billion, with $9.8 billion expected to be recognized in revenues over the next 24 months. As of April 30, 2022, our total subscription revenue backlog was $12.7 billion, with $8.0 billion expected to be recognized in revenues over the next 24 months. The increase in subscription revenue backlog was primarily driven by the addition of new customers, duration of customer contracts, expansion of our product offerings with existing customers, and the timing of renewals.

Operating Expenses
GAAP operating expenses were $1.7 billion for the three months ended April 30, 2023, compared to $1.5 billion for the prior year period, an increase of $197 million, or 13%. The increase in GAAP operating expenses included increases of $156 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $20 million in facilities and IT-related expenses, $19 million in third-party expenses for hardware maintenance and data center capacity, and $11 million related to marketing programs, offset by a decrease of $23 million in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
Non-GAAP operating expenses were $1.3 billion for the three months ended April 30, 2023, compared to $1.1 billion for the prior year period, an increase of $142 million, or 12%. The increase in non-GAAP operating expenses included increases of $101 million in employee-related expenses due to higher headcount, $20 million in facilities and IT-related expenses, $19 million in third-party expenses for hardware maintenance and data center capacity, and $11 million related to marketing programs, offset by a decrease of $23 million in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended April 30, 2023
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$239,027	$(29,262)	$(15,672)	$194,093
Costs of professional services	178,417	(30,040)	(3,015)	145,362
Product development	600,457	(169,934)	(11,257)	419,266
Sales and marketing	518,637	(80,123)	(13,749)	424,765
General and administrative	167,574	(60,101)	(2,591)	104,882
Total costs and expenses	$1,704,112	$(369,460)	$(46,284)	$1,288,368

	Three Months Ended April 30, 2022
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$232,922	$(26,230)	$(16,326)	$190,366
Costs of professional services	169,899	(27,584)	(3,899)	138,416
Product development	541,509	(153,304)	(13,011)	375,194
Sales and marketing	429,301	(59,169)	(14,046)	356,086
General and administrative	133,869	(45,219)	(2,613)	86,037
Total costs and expenses	$1,507,500	$(311,506)	$(49,895)	$1,146,099
(1)Other operating expenses include employer payroll tax-related items on employee stock transactions of $25 million and $28 million for the three months ended April 30, 2023, and 2022, respectively. In addition, other operating expenses include amortization of acquisition-related intangible assets of $21 million and $22 million for the three months ended April 30, 2023, and 2022, respectively.
(2)See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $239 million for the three months ended April 30, 2023, compared to $233 million for the prior year period, an increase of $6 million, or 3%. The increase in costs of subscription services included increases of $13 million in third-party expenses for hardware maintenance and data center capacity, $8 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, and $5 million in facilities and IT-related expenses, offset by a decrease of $23 million in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
Non-GAAP operating expenses in costs of subscription services were $194 million for the three months ended April 30, 2023, compared to $190 million for the prior year period, an increase of $4 million, or 2%. The increase in costs of subscription services included increases of $13 million in third-party expenses for hardware maintenance and data center capacity, $5 million in employee-related expenses primarily due to higher headcount, and $5 million in facilities and IT-related expenses, offset by a decrease of $23 million in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.

We expect GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
GAAP operating expenses in costs of professional services were $178 million for the three months ended April 30, 2023, compared to $170 million for the prior year period, an increase of $9 million, or 5%. The increase in costs of professional services included an increase of $12 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, offset by $6 million in professional services and subcontractor expenses.
Non-GAAP operating expenses in costs of professional services were $145 million for the three months ended April 30, 2023, compared to $138 million for the prior year period, an increase of $7 million, or 5%. The increase in costs of professional services included an increase of $10 million in employee-related expenses primarily due to higher headcount, offset by $6 million in professional services and subcontractor expenses.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.
Product Development
GAAP operating expenses in product development were $600 million for the three months ended April 30, 2023, compared to $542 million for the prior year period, an increase of $59 million, or 11%. The increase in product development expenses included an increase of $48 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
Non-GAAP operating expenses in product development were $419 million for the three months ended April 30, 2023, compared to $375 million for the prior year period, an increase of $44 million, or 12%. The increase in product development expenses included an increase of $33 million in employee-related expenses primarily due to higher headcount.
We expect GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $519 million for the three months ended April 30, 2023, compared to $429 million for the prior year period, an increase of $89 million, or 21%. The increase in sales and marketing expenses included increases of $63 million in employee-related expenses, including share-based compensation, primarily due to higher headcount and $13 million related to marketing programs.
Non-GAAP operating expenses in sales and marketing were $425 million for the three months ended April 30, 2023, compared to $356 million for the prior year period, an increase of $69 million, or 19%. The increase in sales and marketing expenses included increases of $43 million in employee-related expenses primarily due to higher headcount and $13 million related to marketing programs.
We expect GAAP and non-GAAP sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
GAAP operating expenses in general and administrative were $168 million for the three months ended April 30, 2023, compared to $134 million for the prior year period, an increase of $34 million, or 25%. The increase in general and administrative expenses included an increase of $25 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
Non-GAAP operating expenses in general and administrative were $105 million for the three months ended April 30, 2023, compared to $86 million for the prior year period, an increase of $19 million, or 22%. The increase in general and administrative expenses included an increase of $10 million in employee-related expenses primarily due to higher headcount.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.

Operating Margin
GAAP operating margin improved from (5.1)% for the three months ended April 30, 2022, to (1.2)% for the three months ended April 30, 2023, primarily related to the increase in revenues, offset by moderation of operating expenses and the change in estimated useful life of our data center equipment from 3 years to 5 years.
Non-GAAP operating margin improved from 20.1% for the three months ended April 30, 2022, to 23.5% for the three months ended April 30, 2023, primarily related to the increase in revenues, offset by moderation of operating expenses and the change in estimated useful life of our data center equipment from 3 years to 5 years.
Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in thousands, except percentages):

	Three Months Ended April 30, 2023
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(19,800)	$369,460	$46,284	$395,944
Operating margin	(1.2)%	21.9%	2.8%	23.5%

	Three Months Ended April 30, 2022
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(72,843)	$311,506	$49,895	$288,558
Operating margin	(5.1)%	21.7%	3.5%	20.1%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
We had Other income (expense), net of $27 million and $(20) million for the three months ended April 30, 2023, and 2022, respectively.
Other income, net for the three months ended April 30, 2023, primarily consisted of $63 million of interest income on our marketable securities from higher investment balances and rising interest rates, offset by interest expense of $29 million on our debt primarily related to the Senior Notes and net losses of $8 million on our equity investments.
Other expense, net for the three months ended April 30, 2022, primarily consisted of interest expense of $14 million on our debt primarily related to the Senior Notes and net losses of $7 million on our equity investments.
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
See “Results of Operations—Operating Expenses” and “Results of Operations—Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating expenses, GAAP operating income (loss), and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin, for the three months ended April 30, 2023, and 2022.
Liquidity and Capital Resources
As of April 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $6.3 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed of, in order from largest to smallest, U.S. treasury securities, corporate bonds, commercial paper, money market funds, U.S. agency obligations, and marketable equity investments. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
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

Our cash flows for the three months ended April 30, 2023, and 2022, were as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$277,316	$439,717
Investing activities	(712,976)	(1,470,741)
Financing activities	(3,160)	2,277,702
Effect of exchange rate changes	(129)	(685)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(438,949)	$1,245,993
Operating Activities
Cash provided by operating activities was $277 million and $440 million for the three months ended April 30, 2023, and 2022, respectively. The decline in cash provided by operating activities resulted from the first full-year payout of our performance-based cash bonus program, an interest payment on our Senior Notes that did not occur in the first quarter of fiscal 2023, due to the timing of our debt offering, and payments related to the workforce realignment announced in the fourth quarter of fiscal 2023. These payments were offset by increases in sales and related cash collections.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2023, was $713 million, which primarily resulted from a cash outflow from the timing of purchases and maturities of marketable securities of $656 million and capital expenditures for data center and office space projects of $59 million, offset by proceeds of $22 million from sales of marketable securities.
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
We expect capital expenditures will be approximately $300 million in fiscal 2024. This includes investments in our office facilities, corporate IT infrastructure, and customer data centers to support our continued growth.
Financing Activities
Cash used in financing activities was $3 million for the three months ended April 30, 2023.
Cash provided by financing activities was $2.3 billion for the three months ended April 30, 2022, which was primarily due to proceeds of $3.0 billion from borrowings on the Senior Notes, net of debt discount of $22 million, offset by the repayment of the term loan under the 2020 Credit Agreement of $694 million and payments for debt issuance costs of $7 million.
Share Repurchase Program
In November 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding shares of Class A common stock. The Share Repurchase Program has a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. For further information, see Note 13, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Senior Notes, leases for office space and co-location facilities for data center capacity, agreements for third-party hosted infrastructure platforms for business operations, and other purchase obligations entered into in the ordinary course of business. There have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

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
We believe that the following critical accounting policies involve a high degree of judgement and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Business combinations, goodwill, and acquisition-related intangible assets
•Non-marketable equity investments
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. During the three months ended April 30, 2023, there were no significant changes to our critical accounting policies and estimates, other than the change in useful lives of our data center equipment as described in Note 1. Overview and Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Recent macroeconomic events have resulted in negative impacts on global economies and financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts of these events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of April 30, 2023, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $6.3 billion and $6.1 billion as of April 30, 2023, and January 31, 2023, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and marketable equity investments. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease of 100 basis points in interest rates would have resulted in a $38 million market value reduction or increase in our investment portfolio as of April 30, 2023. An immediate increase or decrease of 100 basis points in interest rates would have resulted in a $29 million market value reduction or increase in our investment portfolio as of January 31, 2023. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
•the impact of continuing global economic and geopolitical volatility, inflation, rising interest rates, financial institution liquidity concerns, and the measures we may take in response to such events;
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
We operate on a global scale, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. Global economic developments, downturns or recessions, instability in the global banking system, and global health crises may negatively affect us or our ability to accurately forecast and plan our future business activity. For example, inflation rates have recently increased, and inflationary pressure may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. In response to the concerns over inflation risk, the U.S. Federal Reserve raised interest rates multiple times in 2022 and 2023 and may continue to do so in the future. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. In addition, the Russian invasion of Ukraine in early 2022 has led to further economic disruption. While we do not operate in Russia and while our extended workforce in Ukraine is not a material part of our workforce, the conflict has increased inflationary cost pressures and supply chain constraints which have negatively impacted the global economy and may negatively impact the supply chain required to sustain our data centers and computing infrastructure operations.
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
To execute our growth plan, we must attract, train, and retain highly qualified personnel. Our ability to compete and succeed in a highly competitive environment is directly correlated to our ability to recruit and retain highly skilled employees, especially in the areas of product development, cybersecurity, senior sales executives, and engineers with significant experience in designing and developing software and internet-related services, including in the areas of artificial intelligence (“AI”) and machine learning (“ML”). The market for skilled personnel in the software industry is very competitive, and as we are headquartered in the San Francisco Bay Area, we face intense competition among large and small organizations in the Silicon Valley market. The increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. In addition, the expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Identifying and recruiting qualified personnel and training them in our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. Our business may be adversely affected if our efforts to attract and train new members of our direct sales force do not generate a corresponding increase in revenues. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions in desired geographic areas or at all.
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
A key element of our growth strategy is to further develop our worldwide customer base. Operating globally requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. Our efforts to further expand internationally may not be successful in creating additional demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the markets we enter. Foreign regulations, including privacy, data localization, and import/export regulations, are subject to change and uncertainty, including as a result of geopolitical developments, which may be amplified by macroeconomic conditions, including recession, rising interest rates, or events such as the Russia-Ukraine conflict and the remaining effects of the COVID-19 pandemic. We face other risks in doing business on a global scale that could adversely affect our business, including:
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
In addition, our customers have no obligation to renew their subscriptions for our applications after the expiration of either the initial or renewed subscription period. If we or our partners are unable to successfully educate our customers on the benefits and features of our applications, or if our customers are aware of those benefits and features but do not use them, our customers may renew for fewer elements of our applications, renew on different pricing terms, or fail to renew, and market perceptions of our company and our applications may be impaired, and our reputation and brand may suffer. Our customers’ renewal rates may also decline or fluctuate as a result of a number of other factors, the risk of which may be heightened by current macroeconomic conditions and may further increase if these conditions persist, including their level of satisfaction with our applications and pricing, their ability to continue their operations and spending levels, reductions in their headcount, and the evolution of their business. If our customers do not renew their subscriptions for our applications on similar pricing terms, our revenues may decline, and we may not be able to meet our revenue projections, which could negatively impact our business and the market price of our Class A common stock. In addition, over time the average term of our contracts could change based on renewal rates or for other reasons.
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
Our quarterly operating results, including our revenues, subscription revenue backlog, operating margin, profitability, and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. As discussed above, the extent to which global economic uncertainty, inflation, the remaining effects of the COVID-19 pandemic, and other recent macroeconomic events could continue to impact our operating results will depend on future developments, which are highly uncertain and difficult to predict. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities. Additionally, as we typically sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year, we may experience a greater impact on our business and quarterly results due to the prolonged uncertainty.

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
•network outages or security breaches;
•general economic, market, and geopolitical conditions, including the impact of recent economic downturn, instability in the global banking system, the Russia-Ukraine conflict, inflation, and rising interest rates;
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
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. Furthermore, macroeconomic conditions, including economic downturn, could have a continuing impact on our plans to offer certain new features, enhancements, and modifications of our applications in a timely manner, particularly if we experience impacts to productivity as our employees continue to work remotely pursuant to our hybrid work model. If we are unable to provide new features, enhancements to user experience, and modifications in a timely and cost-effective manner that achieve market acceptance, align with customer expectations, and that keep pace with rapid technological developments and changing regulatory landscapes, our business and operating results could be adversely affected. For example, AI and ML are propelling advancements in technology, but if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. Some of our larger customers may also require features and functions unique to their business processes that we do not currently offer. In order to help ensure we meet these requirements, we may devote a significant amount of technology support and professional service resources to such customers. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to development resources and the technologies required to build and improve our applications, such as the datasets required to train our ML models. If we are not successful in developing these new features, enhancements, modifications, and applications, and bringing them to market timely, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers.

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
If we cannot maintain or adapt our corporate culture, we could lose the innovation, teamwork, and passion that we believe contribute to our success, and our business may be harmed.
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
To the extent that our applications depend upon the successful integration and operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software, as well as cybersecurity threats or attacks related to such software could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications, result in increased costs, including warranty and other related claims from customers, and injure our reputation. Furthermore, software may not continue to be available to us on commercially reasonable terms. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Integration of new software into our applications may require significant work and require substantial investment of our time and resources.
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
We are increasingly building AI and ML into many of our offerings. As with many cutting-edge innovations, these technologies present new risks and challenges, and existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. The risks and challenges presented by these technologies could undermine public confidence in AI and ML, which could slow its adoption and affect our business. Many of our products are powered by AI and ML, some of which include the use of large language models and generative AI, for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. Our failure to adequately address ethical and social issues that may arise with such technologies and use cases, failure by others in our industry, or actions taken by our customers, employees, or other end users (including misuse of these technologies), could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results. We have been subject to a lawsuit alleging that our products and services enable discrimination, and although we believe that such claims lack merit, legal proceedings can be lengthy, expensive and disruptive to our operations and the outcome of any claims or litigation, regardless of the merits, is inherently uncertain. We may be subject to other litigation and regulatory actions that may cause financial, competitive, and developmental impacts. Regardless of outcome, these types of claims could cause reputational harm to our brand or result in liability. Additionally, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social, ethical, and other issues related to AI and ML. For example, to demonstrate compliance with the New York City Automated Employment Decision Tools law, which will take effect July 5, 2023, customers may publicly disclose information about their use of our AI and ML products, including the results of certain sensitive employment-discrimination analyses, potentially subjecting us to reputational or business harm or legal liability. Our employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI and ML may express opinions that could introduce reputational or business harm, or legal liability or cease their relationship with us.
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
Our applications involve the storage and transmission of our customers’ and other users' sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, job candidates, customers, prospectus, and suppliers, as well as financial, accounting, health, and payroll data. Additionally, our operations and the availability of the services we provide also depend on our information technology systems. As a result, a compromise of our applications or systems, or unauthorized access to, acquisition, use, tampering, release, alteration, theft, loss, or destruction of sensitive data, or unavailability of data or our applications, could disrupt our operations or impact the availability or performance of our applications; expose us and our customers to regulatory obligations and actions, litigation, investigations, remediation and indemnity obligations, or supplemental disclosure obligations; damage our reputation and brand; or result in loss of customer, consumer, and partner confidence in the security of our applications, an increase in our insurance premiums, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, impairment to our business, and other potential liabilities or related fees, expenses, or loss of revenues.
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

Additionally, remote work and resource access, including our hybrid work model, may result in an increased risk of cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of our employees and our service providers continuing to work remotely from non-corporate managed networks.
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
We rely on sophisticated information systems and technology, including those provided by third parties, for the secure collection, processing, transmission, storage of confidential, proprietary, and personal information, and to support our business operations and the availability of our applications. In the past several years, supply chain attacks have increased in frequency and severity. As we are both a provider and consumer of information systems and technology, we are at higher risk of being impacted either directly or indirectly by these attacks. The control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with third parties that we rely on are beyond our control. The audits we periodically conduct of some of our third parties vendors may not guarantee the security of and may be unable to prevent security events impacting the information technology systems of third parties that are part of our supply chain or that provide valuable services to us, which could result in the unauthorized access to, acquisition, destruction, alteration, use, tampering, release, unavailability, theft or loss of confidential, proprietary, or personal data of Workday, our employees, our customers, our third party partners, or other end users, disrupt our operations and ability to conduct our business or the availability of our applications, or otherwise adversely affect our business, financial condition, operating results, or reputation.
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

Following the European Union’s (“EU”) passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global data privacy compliance landscape outside of the EU has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, in July 2020, the Court of Justice of the EU invalidated the Privacy Shield framework, which enabled companies to legally transfer data from the European Economic Area to the United States. A U.S. Executive Order has been issued that should lead to the development of a new EU-U.S. Privacy Framework under which EU data can legally be transferred to the United States. Until that framework is formally established, uncertainty may continue about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, GDPR requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subcontractors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Other countries such as Russia, China, and India have also passed or are considering passing laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the United States present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed in November 2020 and came into effect on January 1, 2023, with a “lookback” period to January 1, 2022. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Other states have enacted, or are considering, privacy laws as well. Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to and which may place additional burdens on us. Increasing sensitivity of individuals to unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate has and may continue to create a negative public reaction to technologies, products and services such as ours or otherwise expose us to liability.
Taken together, the costs of compliance with and other obligations imposed by data protection laws and regulations may require modification of our services, limit use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for noncompliance, or slow the pace at which we close sales transactions, or otherwise cause us to modify our operations, any of which could harm our business. The perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness, or use of our applications or otherwise impact our business. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty competing with foreign-based firms which could adversely affect our business and operating results.
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
Some of our products and services, such as Workday’s People Experience and Talent Optimization product suites, currently utilize or will utilize new and evolving technologies such as AI and ML and blockchain, including a variety of ML use cases that touch our finance and spend management product suites, among others. While existing laws and regulations may apply to these types of technologies, the overall regulatory environment governing these types of technologies is still currently undeveloped and likely to evolve as government interest in these technologies increases. Regulation of these technologies, as well as other technologies that we utilize in our products and services, also varies greatly among international, federal, state, and local jurisdictions and is subject to significant uncertainty. Governments and agencies domestic and abroad may in the future change or amend existing laws, or adopt new laws, regulations, or guidance, or take other actions which may severely impact the permitted uses of our technologies. Any failure by us to comply with applicable laws, regulations, guidance, or other rules could result in costly litigation, penalties, or fines. In addition, these regulations and any related enforcement actions could establish and further expand our obligations to customers, individuals, and other third parties with respect to our products and services, limit the countries in which such products and services may be used, restrict the way we structure and operate our business, require us to divert development and other resources, and reduce the types of customers and individuals who can use our products and services. Furthermore, our customers may operate in foreign jurisdictions, including countries in which we don't operate, and may be subject to additional laws and regulations outside the scope of our products. Increased regulation and oversight of products or services which utilize or rely on these technologies may result in costly compliance burdens or otherwise increase our operating costs, detrimentally affecting our business. These new technologies could subject us to additional litigation brought by private parties, which could be costly, time-consuming, and distracting to management and could result in substantial expenses and losses.
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
As of April 30, 2023, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2024 and fiscal 2044. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will expire between fiscal 2024 and fiscal 2044. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Additionally, in April 2022, we entered into the 2022 Credit Agreement which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of April 30, 2023, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
We invest in early to late stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. These companies are often dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in has and could further deteriorate, which could result in a loss of all or a substantial part of our investment in these companies. Additionally, the closures of Silicon Valley Bank and other regional banks in 2023 have created bank-specific and broader financial institution liquidity risks and concerns, which may have an adverse impact on the companies we have invested or may invest in.

Further, valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data and the anticipated valuation at the time of our investment may not meet our expectations. In addition, we may experience additional volatility to our results of operations due to changes in market prices of our marketable equity investments and the valuation and timing of observable price changes or impairments of our non-marketable equity investments. Volatility in the global market conditions, including recent economic disruptions, inflation, and ongoing volatility in the public equity markets, may impact our equity investments. This volatility could be material to our results in any given quarter and may cause our stock price to decline. In addition, our ability to mitigate this volatility and realize gains on investments may be impacted by our contractual obligations to hold securities for a set period of time. For example, to the extent a company we have invested in undergoes an initial public offering (“IPO”), we may be subject to a lock-up agreement that restricts our ability to sell our securities for a period of time after the public offering or otherwise impedes our ability to mitigate market volatility in such securities.
Risks Related to Ownership of Our Class A Common Stock
Our Co-Founders have control over key decision making as a result of their control of a majority of our voting stock.
As of April 30, 2023, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 45 million shares of Class B common stock and 0.4 million shares of Class A common stock. As of April 30, 2023, our Co-Founder, Co-CEO, and Chairperson Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of April 30, 2023. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
•the inability to execute on our publicly announced Share Repurchase Program as planned, including failure to meet internal or external expectations around the timing or price of share repurchases, and any reductions or discontinuances of repurchases thereunder;
•the impact of current macroeconomic conditions, including instability in the global banking system, geopolitical conflicts, inflationary pressures, and recession;
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
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or abroad, limited availability of credit, reduction in business confidence and activity, decreased government spending, or economic uncertainty, all of which are being impacted by concerns of a domestic or global recession, the Russia-Ukraine conflict, inflation, increasing interest rates, instability in the global banking system, and other macroeconomic factors, may continue to affect one or more of the sectors or countries in which we sell our applications. These economic conditions have arisen and can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Alternatively, a strong dollar could reduce demand for our applications and services in countries with relatively weaker currencies.
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
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in the United States, Canada, and Europe. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes or other extreme weather conditions. Additionally, we rely on internal technology systems, our website, our network, and third-party infrastructure and enterprise applications, which are located in a wide variety of regions, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, insurrection, pandemics or other public health emergencies, or the effects of climate change (such as drought, flooding, heat waves, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and have, and may in the future, endure system interruptions, and may experience delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards, or stakeholder expectations regarding climate change that may impact our business, financial condition, and operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
We did not purchase any of our Class A common stock during the three months ended April 30, 2023.
In November 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and total amount of shares repurchased will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. As of April 30, 2023, we were authorized to purchase a remaining $425 million of our outstanding shares of Class A common stock under the Share Repurchase Program. For further information, see Note 13, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
10.1	Workday, Inc. Omnibus Bonus Plan	8-K	001-35680	March 3, 2023	10.1
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
†     Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 25, 2023

Workday, Inc.

/s/ Barbara Larson
Barbara Larson Chief Financial Officer (Principal Financial and Accounting Officer)