Form 10-Q
period 2023-07-31
Workday, Inc.
filed 2023-08-24
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of August 22, 2023, there were approximately 207 million shares of the registrant’s Class A common stock, net of treasury stock, and 55 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,435,690	$1,886,311
Marketable securities	5,221,401	4,235,083
Trade and other receivables, net	1,270,936	1,570,086
Deferred costs	198,677	191,054
Prepaid expenses and other current assets	254,990	225,690
Total current assets	8,381,694	8,108,224
Property and equipment, net	1,221,834	1,201,254
Operating lease right-of-use assets	262,140	249,278
Deferred costs, noncurrent	415,687	420,988
Acquisition-related intangible assets, net	263,056	305,465
Goodwill	2,840,044	2,840,044
Other assets	350,860	360,985
Total assets	$13,735,315	$13,486,238
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$88,814	$153,751
Accrued expenses and other current liabilities	259,426	260,131
Accrued compensation	425,911	563,548
Unearned revenue	3,308,998	3,559,393
Operating lease liabilities	98,810	91,343
Total current liabilities	4,181,959	4,628,166
Debt, noncurrent	2,977,845	2,975,934
Unearned revenue, noncurrent	60,463	74,540
Operating lease liabilities, noncurrent	192,138	181,799
Other liabilities	48,357	40,231
Total liabilities	7,460,762	7,900,670
Stockholders’ equity:
Common stock	263	259
Additional paid-in capital	9,637,303	8,828,639
Treasury stock	(323,695)	(185,047)
Accumulated other comprehensive income (loss)	(6,780)	53,051
Accumulated deficit	(3,032,538)	(3,111,334)
Total stockholders’ equity	6,274,553	5,585,568
Total liabilities and stockholders’ equity	$13,735,315	$13,486,238
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenues:
Subscription services	$1,623,939	$1,367,335	$3,151,848	$2,639,411
Professional services	162,827	168,463	319,230	331,044
Total revenues	1,786,766	1,535,798	3,471,078	2,970,455
Costs and expenses (1):
Costs of subscription services	255,684	244,982	494,711	477,904
Costs of professional services	192,416	178,103	370,833	348,002
Product development	609,677	547,835	1,210,134	1,089,344
Sales and marketing	524,186	458,701	1,042,823	888,002
General and administrative	168,546	140,255	336,120	274,124
Total costs and expenses	1,750,509	1,569,876	3,454,621	3,077,376
Operating income (loss)	36,257	(34,078)	16,457	(106,921)
Other income (expense), net	45,555	(32,789)	72,264	(52,952)
Income (loss) before provision for (benefit from) income taxes	81,812	(66,867)	88,721	(159,873)
Provision for (benefit from) income taxes	3,152	(2,709)	9,925	6,458
Net income (loss)	$78,660	$(64,158)	$78,796	$(166,331)
Net income (loss) per share, basic	$0.30	$(0.25)	$0.30	$(0.66)
Net income (loss) per share, diluted	$0.30	$(0.25)	$0.30	$(0.66)
Weighted-average shares used to compute net income (loss) per share, basic	261,191	254,355	260,026	253,071
Weighted-average shares used to compute net income (loss) per share, diluted	264,435	254,355	262,923	253,071

(1) Costs and expenses include share-based compensation expenses as follows:
	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Costs of subscription services	$29,988	$25,090	$59,250	$51,320
Costs of professional services	28,754	25,838	58,794	53,422
Product development	161,975	147,181	331,909	300,485
Sales and marketing	66,632	59,878	146,755	119,047
General and administrative	64,563	50,020	124,664	95,239
Total share-based compensation expenses	$351,912	$308,007	$721,372	$619,513
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net income (loss)	$78,660	$(64,158)	$78,796	$(166,331)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	1,292	(985)	534	(2,907)
Net change in unrealized gains (losses) on available-for-sale debt securities	(17,636)	(1,357)	(11,570)	(10,281)
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision of $(523), $0, $1,554, and $0, respectively	(33,086)	22,194	(48,795)	68,440
Other comprehensive income (loss)	(49,430)	19,852	(59,831)	55,252
Comprehensive income (loss)	$29,230	$(44,306)	$18,965	$(111,079)
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Common stock:
Balance, beginning of period	$261	$253	$259	$251
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	2	2	4	4
Balance, end of period	263	255	263	255
Additional paid-in capital:
Balance, beginning of period	9,195,197	7,596,787	8,828,639	7,284,174
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	90,194	83,300	87,292	84,288
Share-based compensation	351,912	308,007	721,372	619,513
Exercise of convertible senior notes hedges	—	3	—	122
Settlement of convertible senior notes	—	(1)	—	(1)
Balance, end of period	9,637,303	7,988,096	9,637,303	7,988,096
Treasury stock:
Balance, beginning of period	(185,047)	(12,584)	(185,047)	(12,467)
Exercise of convertible senior notes hedges	—	(4)	—	(121)
Common stock repurchases under share repurchase program	(138,648)	—	(138,648)	—
Balance, end of period	(323,695)	(12,588)	(323,695)	(12,588)
Accumulated other comprehensive income (loss):
Balance, beginning of period	42,650	43,109	53,051	7,709
Other comprehensive income (loss)	(49,430)	19,852	(59,831)	55,252
Balance, end of period	(6,780)	62,961	(6,780)	62,961
Accumulated deficit:
Balance, beginning of period	(3,111,198)	(2,846,758)	(3,111,334)	(2,744,585)
Net income (loss)	78,660	(64,158)	78,796	(166,331)
Balance, end of period	(3,032,538)	(2,910,916)	(3,032,538)	(2,910,916)
Total stockholders’ equity	$6,274,553	$5,127,808	$6,274,553	$5,127,808

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Common stock (in shares):
Balance, beginning of period	260,408	253,679	257,991	251,209
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	2,085	1,806	4,502	4,276
Settlement of convertible senior notes	—	—	—	1
Purchase of treasury stock from the exercise of convertible senior notes hedges	—	—	—	(1)
Common stock repurchased	(635)	—	(635)	—
Balance, end of period	261,858	255,485	261,858	255,485
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cash flows from operating activities:
Net income (loss)	$78,660	$(64,158)	$78,796	$(166,331)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	71,415	92,695	141,856	182,541
Share-based compensation expenses	351,912	308,007	721,372	619,513
Amortization of deferred costs	52,094	42,258	100,982	81,685
Non-cash lease expense	24,283	22,911	48,157	44,959
(Gains) losses on investments	(865)	16,499	7,276	24,579
Other	(43,872)	11,413	(81,460)	12,122
Changes in operating assets and liabilities:
Trade and other receivables, net	(183,387)	(324,841)	289,928	138,123
Deferred costs	(68,509)	(64,742)	(103,304)	(106,471)
Prepaid expenses and other assets	25,447	(9,885)	6,635	(33,882)
Accounts payable	2,483	(4,142)	(55,827)	2,768
Accrued expenses and other liabilities	36,003	25,065	(187,311)	(5,808)
Unearned revenue	79,600	63,278	(264,520)	(239,723)
Net cash provided by (used in) operating activities	425,264	114,358	702,580	554,075
Cash flows from investing activities:
Purchases of marketable securities	(1,585,332)	(1,329,471)	(3,473,222)	(3,340,090)
Maturities of marketable securities	1,239,613	984,887	2,471,442	1,586,362
Sales of marketable securities	25,495	28,237	47,678	33,367
Owned real estate projects	(1,366)	(245)	(1,688)	(265)
Capital expenditures, excluding owned real estate projects	(63,753)	(168,598)	(122,529)	(227,348)
Purchase of other intangible assets	—	—	(9,500)	—
Purchases of non-marketable equity and other investments	—	(1,900)	(10,500)	(16,923)
Sales and maturities of non-marketable equity and other investments	—	95	—	7,161
Net cash provided by (used in) investing activities	(385,343)	(486,995)	(1,098,319)	(1,957,736)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt discount	—	—	—	2,978,077
Repayments and extinguishment of debt	—	(30)	—	(693,983)
Payments for debt issuance costs	—	—	—	(7,220)
Repurchases of common stock	(138,647)	—	(138,647)	—
Proceeds from issuance of common stock from employee equity plans, net of taxes paid for shares withheld	90,196	83,302	87,296	84,292
Other	(145)	(185)	(405)	(377)
Net cash provided by (used in) financing activities	(48,596)	83,087	(51,756)	2,360,789
Effect of exchange rate changes	218	(145)	89	(830)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,457)	(289,695)	(447,406)	956,298
Cash, cash equivalents, and restricted cash at the beginning of period	1,456,291	2,786,738	1,895,240	1,540,745
Cash, cash equivalents, and restricted cash at the end of period	$1,447,834	$2,497,043	$1,447,834	$2,497,043
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Supplemental cash flow data:
Cash paid for interest	$—	$—	$55,129	$2,941
Cash paid for income taxes, net of refunds	21,042	3,274	31,793	7,770
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	41,342	67,447	41,342	67,447

	As of July 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$1,435,690	$2,486,540
Restricted cash included in Prepaid expenses and other current assets	12,144	10,503
Total cash, cash equivalents, and restricted cash	$1,447,834	$2,497,043
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2023, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on February 27, 2023.
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
In February 2023, we completed an assessment of the useful lives of our data center equipment, including servers, network equipment, and integrated complete server and network racks. Due to advances in technology, as well as investments in software that increased efficiencies in how we operate our data center equipment, we determined we should increase the estimated useful lives of data center equipment from 3 years to 5 years. This change in accounting estimate was effective beginning fiscal 2024. Based on the carrying amount of data center equipment that was in-service as of January 31, 2023, this change decreased depreciation expense by $25 million and $55 million for the three and six months ended July 31, 2023, respectively.
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. For the six months ended July 31, 2023, our co-chief executive officers together served as CODM for purposes of segment reporting. Our CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.

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
No customer individually accounted for more than 10% of trade and other receivables, net as of July 31, 2023, or January 31, 2023. No customer individually accounted for more than 10% of total revenues during the three and six months ended July 31, 2023, or 2022.
Other than the United States, no country individually accounted for more than 10% of total revenues during the three and six months ended July 31, 2023, or 2022.
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
We are also exposed to concentration of risk in our equity investments portfolio, which consists of marketable equity investments and non-marketable equity investments measured using the measurement alternative. As of both July 31, 2023, and January 31, 2023, we held one marketable equity investment with a carrying value that was individually greater than 10% of our total equity investments portfolio.
Note 3. Investments
Debt Securities
As of July 31, 2023, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,577,707	$23	$(10,470)	$2,567,260
U.S. agency obligations	543,065	283	(2,742)	540,606
Corporate bonds	1,649,860	652	(14,982)	1,635,530
Commercial paper	1,184,789	1	—	1,184,790
Total debt securities	$5,955,421	$959	$(28,194)	$5,928,186
Included in Cash and cash equivalents	$763,088	$—	$(1)	$763,087
Included in Marketable securities	$5,192,333	$959	$(28,193)	$5,165,099

As of January 31, 2023, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,455,739	$77	$(6,765)	$2,449,051
U.S. agency obligations	325,664	—	(3,874)	321,790
Corporate bonds	966,801	1,617	(6,715)	961,703
Commercial paper	1,016,641	—	(5)	1,016,636
Total debt securities	$4,764,845	$1,694	$(17,359)	$4,749,180
Included in Cash and cash equivalents	$594,864	$—	$(1)	$594,863
Included in Marketable securities	$4,169,980	$1,694	$(17,357)	$4,154,317
The contractual maturities of the debt securities were as follows (in thousands):

July 31, 2023
Due within 1 year	$3,992,736
Due in 1 year through 5 years	1,935,450
Total debt securities	$5,928,186
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
As of July 31, 2023, and January 31, 2023, the fair value of debt securities in an unrealized loss position was $4.1 billion and $3.1 billion, respectively, the majority of which had been in a continuous unrealized loss position for less than 12 months. We did not recognize any credit or non-credit related losses related to our debt securities during the periods presented.
We sold $6 million and $18 million of debt securities during the three and six months ended July 31, 2023, respectively. We sold $28 million of debt securities during the three and six months ended July 31, 2022. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2023	January 31, 2023
Money market funds	Cash and cash equivalents	$447,869	$902,226
Non-marketable equity investments measured using the measurement alternative	Other assets	261,506	261,922
Marketable equity investments	Marketable securities	56,302	80,766
Total equity investments		$765,677	$1,244,914
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net realized gains (losses) recognized on equity investments sold (1)	$2,421	$95	$1,099	$1,154
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	(1,583)	(16,511)	(8,275)	(24,999)
Total net gains (losses) recognized in Other income (expense), net	$838	$(16,416)	$(7,176)	$(23,845)
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

	July 31, 2023	January 31, 2023
Total initial cost	$218,833	$206,833
Cumulative net unrealized gains (losses)	42,673	55,089
Carrying value	$261,506	$261,922
During the three months ended July 31, 2023, we recorded impairment losses of $10 million to the carrying value of non-marketable equity investments. During the three months ended July 31, 2022, we recorded upward adjustments to the carrying value of non-marketable equity investments of $3 million and no material impairment losses.
During the six months ended July 31, 2023, we recorded impairment losses of $12 million to the carrying value of non-marketable equity investments. During the six months ended July 31, 2022, we recorded upward adjustments to the carrying value of non-marketable equity investments of $6 million and impairment losses of $14 million.
Marketable Equity Investments
We hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. The carrying values for our marketable equity investments are summarized below (in thousands):

	July 31, 2023	January 31, 2023
Total initial cost	$24,801	$38,449
Cumulative net unrealized gains (losses)	31,501	42,317
Carrying value	$56,302	$80,766
During the three months ended July 31, 2023, we sold marketable equity investments for proceeds of $20 million and net realized gains of $2 million. We did not sell any marketable equity investments during the three months ended July 31, 2022. During the six months ended July 31, 2023, and 2022, we sold marketable equity investments for proceeds of $30 million and $5 million, respectively, with corresponding net realized gains of $1 million and $1 million, respectively.
During the three months ended July 31, 2023, and 2022, we recorded unrealized net gains of $8 million and net losses of $20 million, respectively, on marketable equity investments held as of the end of each period. During the six months ended July 31, 2023, and 2022, we recorded unrealized net gains of $4 million and net losses of $17 million, respectively, on marketable equity investments held as of the end of each period.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of July 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,567,260	$—	$—	$2,567,260
U.S. agency obligations	—	540,606	—	540,606
Corporate bonds	—	1,635,530	—	1,635,530
Commercial paper	—	1,184,790	—	1,184,790
Money market funds	447,869	—	—	447,869
Marketable equity investments	56,302	—	—	56,302
Foreign currency derivative assets	—	47,191	—	47,191
Total assets	$3,071,431	$3,408,117	$—	$6,479,548
Foreign currency derivative liabilities	$—	$38,943	$—	$38,943
Total liabilities	$—	$38,943	$—	$38,943
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
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $614 million and $612 million as of July 31, 2023, and January 31, 2023, respectively. Amortization expense for the deferred costs was $52 million and $43 million for the three months ended July 31, 2023, and 2022, respectively, and $101 million and $82 million for the six months ended July 31, 2023, and 2022, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Computers, equipment, and software	$1,344,434	$1,286,540
Buildings	721,589	719,966
Leasehold improvements	212,576	202,101
Furniture, fixtures, and transportation equipment	90,940	90,816
Land and land improvements	80,994	81,083
Property and equipment, gross	2,450,533	2,380,506
Less accumulated depreciation and amortization	(1,228,699)	(1,179,252)
Property and equipment, net	$1,221,834	$1,201,254
Depreciation expense totaled $49 million and $71 million for the three months ended July 31, 2023, and 2022, respectively, and $97 million and $138 million for the six months ended July 31, 2023, and 2022, respectively.
Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Developed technology	$342,700	$342,700
Customer relationships	311,100	311,100
Backlog	15,000	15,000
Trade name	12,500	12,500
Acquisition-related intangible assets, gross	681,300	681,300
Less accumulated amortization	(418,244)	(375,835)
Acquisition-related intangible assets, net	$263,056	$305,465
Amortization expense related to acquisition-related intangible assets was $21 million and $21 million for the three months ended July 31, 2023, and 2022, respectively, and $42 million and $43 million for the six months ended July 31, 2023, and 2022, respectively.
As of July 31, 2023, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in thousands):

Fiscal Period:
Remainder of 2024	$31,909
2025	61,663
2026	55,748
2027	31,177
2028	26,944
Thereafter	55,615
Total	$263,056

Note 8. Other Assets
Other noncurrent assets consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Non-marketable equity and other investments	$261,506	$263,485
Technology patents and other intangible assets, net	27,538	20,534
Prepayments for goods and services	19,913	23,466
Derivative assets	14,676	21,757
Net deferred tax assets	9,859	12,650
Deposits	6,332	5,819
Other	11,036	13,274
Total other assets	$350,860	$360,985
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of July 31, 2023, the future estimated amortization expense was as follows (in thousands):

Fiscal Period:
Remainder of 2024	$2,097
2025	3,639
2026	3,290
2027	2,942
2028	2,697
Thereafter	12,873
Total	$27,538
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
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of July 31, 2023, we estimate that $41 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.
As of July 31, 2023, and January 31, 2023, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $2.1 billion and $1.7 billion, respectively. The notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $350 million and $324 million as of July 31, 2023, and January 31, 2023, respectively. All contracts had maturities of less than 48 months.

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
As of July 31, 2023, and January 31, 2023, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $138 million and $235 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $19 million and $2 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	July 31, 2023	January 31, 2023
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$32,135	$42,968
Cash flow hedges	Other assets	14,676	21,757
Non-designated hedges	Prepaid expenses and other current assets	380	99
Total derivative assets		$47,191	$64,824
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$16,600	$13,231
Cash flow hedges	Other liabilities	21,469	15,496
Non-designated hedges	Accrued expenses and other current liabilities	872	5,244
Non-designated hedges	Other liabilities	2	1
Total derivative liabilities		$38,943	$33,972
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended July 31,
Condensed Consolidated Statements of Operations Location	2023		2022
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$1,786,766	$17,266	$1,535,798	$1,495
Costs and expenses	1,750,509	1,640	1,569,876	(5,955)

	Six Months Ended July 31,
Condensed Consolidated Statements of Operations Location	2023		2022
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$3,471,078	$33,592	$2,970,455	$338
Costs and expenses	3,454,621	942	3,077,376	(6,784)

Pre-tax gains (losses) associated with cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2023	2022	2023	2022
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$(14,703)	$17,734	$(12,707)	$61,994
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	17,266	1,495	33,592	338
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	1,640	(5,955)	942	(6,784)
Gains (losses) associated with non-designated hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
		2023	2022	2023	2022
Gains (losses) related to non-designated hedges	Other income (expense), net	$(1,002)	$2,135	$1,432	$6,101
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
As of July 31, 2023, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$14,550	$—	$14,550	$(8,966)	$—	$5,584
Counterparty B	8,420	—	8,420	(7,219)	—	1,201
Counterparty C	2,099	—	2,099	(301)	—	1,798
Counterparty D	19,769	—	19,769	(19,876)	—	(107)
Counterparty E	2,353	—	2,353	(2,581)	—	(228)
Total	$47,191	$—	$47,191	$(38,943)	$—	$8,248

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$8,966	$—	$8,966	$(8,966)	$—	$—
Counterparty B	7,219	—	7,219	(7,219)	—	—
Counterparty C	301	—	301	(301)	—	—
Counterparty D	19,876	—	19,876	(19,876)	—	—
Counterparty E	2,581	—	2,581	(2,581)	—	—
Total	$38,943	$—	$38,943	$(38,943)	$—	$—

Note 10. Debt
Outstanding debt consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
2027 Notes	$1,000,000	$1,000,000
2029 Notes	750,000	750,000
2032 Notes	1,250,000	1,250,000
Total principal amount	3,000,000	3,000,000
Less: unamortized debt discount and issuance costs	(22,155)	(24,066)
Net carrying amount	2,977,845	2,975,934
Debt, noncurrent	$2,977,845	$2,975,934
As of July 31, 2023, the future principal payments for the outstanding debt were as follows (in thousands):

Fiscal Period:
Remainder of 2024	$—
2025	—
2026	—
2027	—
2028	1,000,000
Thereafter	2,000,000
Total principal amount	$3,000,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of July 31, 2023, we were in compliance with all covenants associated with the Senior Notes.
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
As of July 31, 2023, the total estimated fair value of the Senior Notes was $2.8 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.

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
As of July 31, 2023, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.
The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of July 31, 2023, we were in compliance with all covenants.
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
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Contractual interest expense	$27,563	$28,281	$55,126	$39,666
Interest cost related to amortization and write-off of debt discount and issuance costs	956	1,842	1,911	4,443
Total interest expense	$28,519	$30,123	$57,037	$44,109

Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $262 million and $249 million as of July 31, 2023, and January 31, 2023, respectively, and operating lease liabilities were $291 million and $273 million as of July 31, 2023, and January 31, 2023, respectively. We have also entered into finance lease agreements for other property and equipment. As of July 31, 2023, and January 31, 2023, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Operating lease cost	$26,620	$24,773	$55,080	$48,417
Short-term lease cost	740	922	1,642	2,147
Variable lease cost	10,850	10,410	21,998	20,183
Total operating lease cost	$38,210	$36,105	$78,720	$70,747
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$25,399	$19,538	$53,809	$45,196
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	31,529	57,899	63,755	86,480
Other information related to our operating leases was as follows:

	July 31, 2023	January 31, 2023
Weighted average remaining lease term (in years)	5	5
Weighted average discount rate	3.25%	2.79%
As of July 31, 2023, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Period:
Remainder of 2024	$54,890
2025	92,565
2026	60,337
2027	41,822
2028	33,017
Thereafter	41,034
Total lease payments	323,665
Less imputed interest	(32,717)
Total operating lease liabilities	$290,948
As of July 31, 2023, we have additional operating leases for data centers and office space that had not yet commenced with total undiscounted lease payments of $63 million. These operating leases will commence in fiscal 2024 and fiscal 2025, with lease terms ranging from five to six years.
Note 12. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the six months ended July 31, 2023, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of July 31, 2023, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Stockholders’ Equity
Common Stock
As of July 31, 2023, there were 207 million shares of Class A common stock, net of treasury stock, and 55 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
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
During the six months ended July 31, 2023, we repurchased approximately 0.6 million shares of Class A common stock for approximately $139 million at an average price per share of $218.33. All repurchases were made in open market transactions. As of July 31, 2023, we were authorized to purchase a remaining $287 million of our outstanding shares of Class A common stock under the Share Repurchase Program.
Employee Equity Plans
In June 2022, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. As of July 31, 2023, we had 21 million shares of Class A common stock available for future grants.
In June 2022, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of July 31, 2023, 4 million shares of Class A common stock were available for issuance under the ESPP.

Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. RSU activity during the six months ended July 31, 2023, was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	14,099	$206.38
RSUs granted	7,865	191.17
RSUs vested	(3,822)	204.93
RSUs forfeited	(780)	206.81
Balance as of July 31, 2023	17,362	199.79
As of July 31, 2023, there was a total of $2.6 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
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
As of July 31, 2023, there was a total of $27 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately four years.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. Stock option activity during the six months ended July 31, 2023, was as follows (in thousands, except aggregate intrinsic value, which is reflected in millions and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2023	115	$30.36	$17
Stock options exercised	(14)	36.51
Stock options canceled	—	—
Balance as of July 31, 2023	101	29.53	21
Vested and expected to vest as of July 31, 2023	101	29.53	21
Exercisable as of July 31, 2023	101	29.53	21
As of July 31, 2023, there was no unrecognized compensation cost related to unvested stock options.

Note 14. Unearned Revenue and Performance Obligations
Subscription services revenues of $1.3 billion and $1.2 billion were recognized during the three months ended July 31, 2023, and 2022, respectively, that were included in the unearned revenue balances as of April 30, 2023, and 2022, respectively. Subscription services revenues of $2.4 billion and $2.0 billion were recognized during the six months ended July 31, 2023, and 2022, respectively, that were included in the unearned revenue balances as of January 31, 2023, and 2022, respectively. Professional services revenues recognized in the same periods from unearned revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2023, approximately $17.8 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $10.3 billion of these remaining performance obligations over the next 24 months, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of July 31, 2023, were not material.
Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Interest income	$71,569	$15,214	$134,264	$19,221
Interest expense (1)	(28,536)	(30,160)	(57,082)	(44,178)
Other (2)	2,522	(17,843)	(4,918)	(27,995)
Total other income (expense), net	$45,555	$(32,789)	$72,264	$(52,952)
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 10, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 16. Income Taxes
We reported an income tax provision of $10 million and $6 million for the six months ended July 31, 2023, and 2022, respectively. The income tax provision for the six months ended July 31, 2023, was primarily attributable to income tax expenses in profitable foreign jurisdictions and capitalized research and development expenditures in the U.S. The income tax provision for the six months ended July 31, 2022, was primarily attributable to a taxable gain recognized from integrating intellectual property, income tax expenses in profitable foreign jurisdictions, and an increase in state taxes due to capitalized research and development expenditures.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We may release all or a portion of our valuation allowance if there is sufficient positive evidence that outweighs the negative evidence. As of July 31, 2023, we continue to maintain a full valuation allowance on our deferred tax assets in certain jurisdictions.
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

Basic and diluted net income (loss) per share was the same for the three and six months ended July 31, 2023, and 2022. For the three and six months ended July 31, 2022, potentially dilutive securities were excluded from the computation of diluted net income (loss) per share calculations because the impact of including them would have been anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$62,207	$16,453	$(50,282)	$(13,876)	$62,241	$16,555	$(130,088)	$(36,243)
Denominator:
Weighted-average shares outstanding, basic	206,559	54,632	199,342	55,013	205,393	54,633	197,928	55,143
Net income (loss) per share, basic	$0.30	$0.30	$(0.25)	$(0.25)	$0.30	$0.30	$(0.66)	$(0.66)
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$62,207	$16,453	$(50,282)	$(13,876)	$62,241	$16,555	$(130,088)	$(36,243)
Reallocation of net income as a result of conversion of Class B to Class A common stock	16,453	—	—	—	16,555	—	—	—
Reallocation of net income to Class B common stock	—	(202)	—	—	—	(182)	—	—
Net income (loss) for diluted calculation	78,660	16,251	(50,282)	(13,876)	78,796	16,373	(130,088)	(36,243)
Denominator:
Weighted-average shares outstanding, basic	206,559	54,632	199,342	55,013	205,393	54,633	197,928	55,143
Conversion of Class B to Class A common stock	54,632	—	—	—	54,633	—	—	—
Dilutive effect of share-based awards	3,244	—	—	—	2,897	—	—	—
Weighted-average shares outstanding, diluted	264,435	54,632	199,342	55,013	262,923	54,633	197,928	55,143
Net income (loss) per share, diluted	$0.30	$0.30	$(0.25)	$(0.25)	$0.30	$0.30	$(0.66)	$(0.66)
The computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Shares related to outstanding share-based awards	2,531	16,599	3,220	15,127
Shares related to the convertible senior notes	—	7,815	—	7,816
Shares subject to warrants related to the issuance of convertible senior notes	—	7,818	—	7,818
Total	2,531	32,232	3,220	30,761

Note 18. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
United States	$1,344,571	$1,152,362	$2,608,536	$2,227,407
Other countries	442,195	383,436	862,542	743,048
Total revenues	$1,786,766	$1,535,798	$3,471,078	$2,970,455
Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	July 31, 2023	January 31, 2023
United States	$1,175,181	$1,206,486
Ireland	217,654	159,337
Other countries	91,139	84,709
Total long-lived assets	$1,483,974	$1,450,532

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
Impact of Current Economic Conditions
Recent macroeconomic events including higher inflation, the U.S. Federal Reserve raising interest rates, instability in the global banking system, as well as geopolitical factors and the remaining effects of the COVID-19 pandemic, have negatively impacted the global economy, disrupted global supply chains, and created continued uncertainty, volatility, and disruption of financial markets. Despite this, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers on their human resources and finance digital transformation journeys. Demand for our products remains strong and we continue to achieve solid new subscription bookings.
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

Financial Results Overview
The following table provides an overview of our key metrics (in thousands, except percentages, basis points, and headcount data):

	Three Months Ended July 31,			Six Months Ended July 31,
	2023	2022	Change	2023	2022	Change
Total revenues	$1,786,766	$1,535,798	16%	$3,471,078	$2,970,455	17%
Subscription services revenues	$1,623,939	$1,367,335	19%	$3,151,848	$2,639,411	19%

GAAP operating income (loss)	$36,257	$(34,078)	206%	$16,457	$(106,921)	115%
Non-GAAP operating income (1)	$421,432	$301,552	40%	$817,376	$590,110	39%

GAAP operating margin	2.0%	(2.2)%	420 bps	0.5%	(3.6)%	410 bps
Non-GAAP operating margin (1)	23.6%	19.6%	400 bps	23.5%	19.9%	360 bps

Operating cash flows	$425,264	$114,358	272%	$702,580	$554,075	27%

				As of July 31,
				2023	2022	% Change
Total subscription revenue backlog				$17,846,858	$13,469,639	32%
24-month subscription revenue backlog				$10,271,617	$8,373,761	23%

Cash, cash equivalents, and marketable securities				$6,657,091	$6,292,967	6%

Headcount				17,887	16,918	6%
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
Subscription services revenues accounted for approximately 91% of our total revenues for the three and six months ended July 31, 2023, and represented 96% of our total unearned revenue as of July 31, 2023. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues for the three and six months ended July 31, 2023, and 2022, were as follows (in thousands, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2023	2022	% Change	2023	2022	% Change
Subscription services	$1,623,939	$1,367,335	19%	$3,151,848	$2,639,411	19%
Professional services	162,827	168,463	(3)%	319,230	331,044	(4)%
Total revenues	$1,786,766	$1,535,798	16%	$3,471,078	$2,970,455	17%
Total revenues were $1.8 billion for the three months ended July 31, 2023, compared to $1.5 billion for the prior year period, an increase of $251 million, or 16%. Subscription services revenues were $1.6 billion for the three months ended July 31, 2023, compared to $1.4 billion for the prior year period, an increase of $257 million, or 19%. The increase in subscription services revenues was primarily due to an increased number of new customers, expansion of our product offerings provided to existing customers, and strong customer renewals, with gross and net retention rates over 95% and over 100%, respectively. Professional services revenues were $163 million for the three months ended July 31, 2023, compared to $168 million for the prior year period, a decrease of $6 million, or 3%. The decrease in professional services revenues was primarily due to variation in project size and mix of deployment and integration services provided and continuing to expand and leverage our service partners.

Total revenues were $3.5 billion for the six months ended July 31, 2023, compared to $3.0 billion for the prior year period, an increase of $501 million, or 17%. Subscription services revenues were $3.2 billion for the six months ended July 31, 2023, compared to $2.6 billion for the prior year period, an increase of $512 million, or 19%. The increase in subscription services revenues was primarily due to an increased number of new customers, expansion of our product offerings provided to existing customers, and strong customer renewals, with gross and net retention rates over 95% and over 100%, respectively. Professional services revenues were $319 million for the six months ended July 31, 2023, compared to $331 million for the prior year period, a decrease of $12 million, or 4%. The decrease in professional services revenues was primarily due to variation in project size and mix of deployment and integration services provided and continuing to expand and leverage our service partners.
Subscription Revenue Backlog
As of July 31, 2023, our total subscription revenue backlog was $17.8 billion, with $10.3 billion expected to be recognized in revenues over the next 24 months. As of July 31, 2022, our total subscription revenue backlog was $13.5 billion, with $8.4 billion expected to be recognized in revenues over the next 24 months. The increase in subscription revenue backlog was primarily driven by the addition of new customers, duration of customer contracts, expansion of our product offerings with existing customers, and the timing of renewals.
Operating Expenses
GAAP operating expenses were $1.8 billion for the three months ended July 31, 2023, compared to $1.6 billion for the prior year period, an increase of $181 million, or 12%. The increase in GAAP operating expenses included increases of $164 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $20 million in third-party expenses for hardware maintenance and data center capacity, and $15 million in facilities and IT-related expenses, offset by a decrease of $24 million in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
GAAP operating expenses were $3.5 billion for the six months ended July 31, 2023, compared to $3.1 billion for the prior year period, an increase of $377 million, or 12%. The increase in GAAP operating expenses included increases of $320 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $40 million in third-party expenses for hardware maintenance and data center capacity, and $35 million in facilities and IT-related expenses, offset by a decrease of $47 million in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
Non-GAAP operating expenses were $1.4 billion for the three months ended July 31, 2023, compared to $1.2 billion for the prior year period, an increase of $131 million, or 11%. The increase in non-GAAP operating expenses included increases of $114 million in employee-related expenses primarily due to higher headcount, $20 million in third-party expenses for hardware maintenance and data center capacity, and $15 million in facilities and IT-related expenses, offset by a decrease of $24 million in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
Non-GAAP operating expenses were $2.7 billion for the six months ended July 31, 2023, compared to $2.4 billion for the prior year period, an increase of $273 million, or 11%. The increase in non-GAAP operating expenses included increases of $215 million in employee-related expenses primarily due to higher headcount, $40 million in third-party expenses for hardware maintenance and data center capacity, and $35 million in facilities and IT-related expenses, offset by a decrease of $47 million in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended July 31, 2023
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$255,684	$(29,988)	$(14,688)	$211,008
Costs of professional services	192,416	(28,754)	(1,425)	162,237
Product development	609,677	(161,975)	(4,543)	443,159
Sales and marketing	524,186	(66,632)	(11,035)	446,519
General and administrative	168,546	(64,563)	(1,572)	102,411
Total costs and expenses	$1,750,509	$(351,912)	$(33,263)	$1,365,334

	Three Months Ended July 31, 2022
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$244,982	$(25,090)	$(14,596)	$205,296
Costs of professional services	178,103	(25,838)	(775)	151,490
Product development	547,835	(147,181)	(2,236)	398,418
Sales and marketing	458,701	(59,878)	(9,388)	389,435
General and administrative	140,255	(50,020)	(628)	89,607
Total costs and expenses	$1,569,876	$(308,007)	$(27,623)	$1,234,246

	Six Months Ended July 31, 2023
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$494,711	$(59,250)	$(30,360)	$405,101
Costs of professional services	370,833	(58,794)	(4,440)	307,599
Product development	1,210,134	(331,909)	(15,800)	862,425
Sales and marketing	1,042,823	(146,755)	(24,784)	871,284
General and administrative	336,120	(124,664)	(4,163)	207,293
Total costs and expenses	$3,454,621	$(721,372)	$(79,547)	$2,653,702

	Six Months Ended July 31, 2022
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$477,904	$(51,320)	$(30,922)	$395,662
Costs of professional services	348,002	(53,422)	(4,674)	289,906
Product development	1,089,344	(300,485)	(15,247)	773,612
Sales and marketing	888,002	(119,047)	(23,434)	745,521
General and administrative	274,124	(95,239)	(3,241)	175,644
Total costs and expenses	$3,077,376	$(619,513)	$(77,518)	$2,380,345
(1)Other operating expenses include amortization of acquisition-related intangible assets of $21 million and $22 million for the three months ended July 31, 2023, and 2022, respectively, and $42 million and $43 million for the six months ended July 31, 2023, and 2022, respectively. In addition, other operating expenses include employer payroll tax-related items on employee stock transactions of $12 million and $6 million for the three months ended July 31, 2023, and 2022, respectively, and $37 million and $34 million for the six months ended July 31, 2023, and 2022, respectively.
(2)See “Non-GAAP Financial Measures” below for further information.
Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $256 million for the three months ended July 31, 2023, compared to $245 million for the prior year period, an increase of $11 million, or 4%. The increase in costs of subscription services included increases of $15 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, $13 million in third-party expenses for hardware maintenance and data center capacity, and $4 million in facilities and IT-related expenses, offset by a decrease of $23 million in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
GAAP operating expenses in costs of subscription services were $495 million for the six months ended July 31, 2023, compared to $478 million for the prior year period, an increase of $17 million, or 4%. The increase in costs of subscription services included increases of $27 million in third-party expenses for hardware maintenance and data center capacity, $22 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, and $9 million in facilities and IT-related expenses, offset by a decrease of $46 million in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.

Non-GAAP operating expenses in costs of subscription services were $211 million for the three months ended July 31, 2023, compared to $205 million for the prior year period, an increase of $6 million, or 3%. The increase in costs of subscription services included increases of $13 million in third-party expenses for hardware maintenance and data center capacity, $9 million in employee-related expenses primarily due to higher headcount, and $4 million in facilities and IT-related expenses, offset by a decrease of $23 million in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
Non-GAAP operating expenses in costs of subscription services were $405 million for the six months ended July 31, 2023, compared to $396 million for the prior year period, an increase of $9 million, or 2%. The increase in costs of subscription services included increases of $27 million in third-party expenses for hardware maintenance and data center capacity, $14 million in employee-related expenses primarily due to higher headcount, and $9 million in facilities and IT-related expenses, offset by a decrease of $46 million in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
We expect GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
GAAP operating expenses in costs of professional services were $192 million for the three months ended July 31, 2023, compared to $178 million for the prior year period, an increase of $14 million, or 8%. The increase in costs of professional services included an increase of $17 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
GAAP operating expenses in costs of professional services were $371 million for the six months ended July 31, 2023, compared to $348 million for the prior year period, an increase of $23 million, or 7%. The increase in costs of professional services included an increase of $29 million in employee-related expenses, including share-based compensation, primarily due to higher headcount, offset by a decrease of $7 million in professional services and subcontractor expenses.
Non-GAAP operating expenses in costs of professional services were $162 million for the three months ended July 31, 2023, compared to $151 million for the prior year period, an increase of $11 million, or 7%. The increase in costs of professional services included an increase of $14 million in employee-related expenses primarily due to higher headcount.
Non-GAAP operating expenses in costs of professional services were $308 million for the six months ended July 31, 2023, compared to $290 million for the prior year period, an increase of $18 million, or 6%. The increase in costs of professional services included an increase of $24 million in employee-related expenses primarily due to higher headcount, offset by a decrease of $7 million in professional services and subcontractor expenses.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our customers continues to grow.
Product Development
GAAP operating expenses in product development were $610 million for the three months ended July 31, 2023, compared to $548 million for the prior year period, an increase of $62 million, or 11%. The increase in product development expenses included an increase of $49 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
GAAP operating expenses in product development were $1.2 billion for the six months ended July 31, 2023, compared to $1.1 billion for the prior year period, an increase of $121 million, or 11%. The increase in product development expenses included an increase of $97 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
Non-GAAP operating expenses in product development were $443 million for the three months ended July 31, 2023, compared to $398 million for the prior year period, an increase of $45 million, or 11%. The increase in product development expenses included an increase of $31 million in employee-related expenses primarily due to higher headcount.
Non-GAAP operating expenses in product development were $862 million for the six months ended July 31, 2023, compared to $774 million for the prior year period, an increase of $89 million, or 11%. The increase in product development expenses included an increase of $65 million in employee-related expenses primarily due to higher headcount.
We expect GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.

Sales and Marketing
GAAP operating expenses in sales and marketing were $524 million for the three months ended July 31, 2023, compared to $459 million for the prior year period, an increase of $65 million, or 14%. The increase in sales and marketing expenses included increases of $58 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
GAAP operating expenses in sales and marketing were $1.0 billion for the six months ended July 31, 2023, compared to $888 million for the prior year period, an increase of $155 million, or 17%. The increase in sales and marketing expenses included increases of $121 million in employee-related expenses, including share-based compensation, primarily due to higher headcount and $16 million related to marketing programs.
Non-GAAP operating expenses in sales and marketing were $447 million for the three months ended July 31, 2023, compared to $389 million for the prior year period, an increase of $57 million, or 15%. The increase in sales and marketing expenses included increases of $49 million in employee-related expenses primarily due to higher headcount.
Non-GAAP operating expenses in sales and marketing were $871 million for the six months ended July 31, 2023, compared to $746 million for the prior year period, an increase of $126 million, or 17%. The increase in sales and marketing expenses included increases of $92 million in employee-related expenses primarily due to higher headcount and $16 million related to marketing programs.
We expect GAAP and non-GAAP sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
GAAP operating expenses in general and administrative were $169 million for the three months ended July 31, 2023, compared to $140 million for the prior year period, an increase of $28 million, or 20%. The increase in general and administrative expenses included an increase of $26 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
GAAP operating expenses in general and administrative were $336 million for the six months ended July 31, 2023, compared to $274 million for the prior year period, an increase of $62 million, or 23%. The increase in general and administrative expenses included an increase of $51 million in employee-related expenses, including share-based compensation, primarily due to higher headcount.
Non-GAAP operating expenses in general and administrative were $102 million for the three months ended July 31, 2023, compared to $90 million for the prior year period, an increase of $13 million, or 14%. The increase in general and administrative expenses included an increase of $10 million in employee-related expenses primarily due to higher headcount.
Non-GAAP operating expenses in general and administrative were $207 million for the six months ended July 31, 2023, compared to $176 million for the prior year period, an increase of $32 million, or 18%. The increase in general and administrative expenses included an increase of $21 million in employee-related expenses primarily due to higher headcount.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we further invest in our infrastructure and support our global expansion.
Operating Margin
GAAP operating margin improved from (2.2)% for the three months ended July 31, 2022, to 2.0% for the three months ended July 31, 2023, primarily due to an increase in revenues, the moderation of operating expenses, and a decrease in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
GAAP operating margin improved from (3.6)% for the six months ended July 31, 2022, to 0.5% for the six months ended July 31, 2023, primarily due to an increase in revenues, the moderation of operating expenses, and a decrease in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
Non-GAAP operating margin improved from 19.6% for the three months ended July 31, 2022, to 23.6% for the three months ended July 31, 2023, primarily due to an increase in revenues, offset by the moderation of operating expenses and a decrease in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.

Non-GAAP operating margin improved from 19.9% for the six months ended July 31, 2022, to 23.5% for the six months ended July 31, 2023, primarily due to an increase in revenues, offset by the moderation of operating expenses and a decrease in depreciation expense related to equipment in our data centers primarily due to the change in estimated useful lives of our data center equipment from 3 years to 5 years.
Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in thousands, except percentages):

	Three Months Ended July 31, 2023
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$36,257	$351,912	$33,263	$421,432
Operating margin	2.0%	19.7%	1.9%	23.6%

	Three Months Ended July 31, 2022
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(34,078)	$308,007	$27,623	$301,552
Operating margin	(2.2)%	20.1%	1.7%	19.6%

	Six Months Ended July 31, 2023
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$16,457	$721,372	$79,547	$817,376
Operating margin	0.5%	20.8%	2.2%	23.5%

	Six Months Ended July 31, 2022
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(106,921)	$619,513	$77,518	$590,110
Operating margin	(3.6)%	20.9%	2.6%	19.9%
(1)See “Non-GAAP Financial Measures” below for further information.
Other Income (Expense), Net
We had other income (expense), net of $46 million and $(33) million for the three months ended July 31, 2023, and 2022, respectively, and other income (expense), net of $72 million and $(53) million for the six months ended July 31, 2023, and 2022, respectively.
Other income, net for the three months ended July 31, 2023, primarily consisted of interest income of $70 million on our marketable securities from higher investment balances and rising interest rates, offset by contractual interest expense of $28 million on our debt primarily related to the Senior Notes.
Other expense, net for the three months ended July 31, 2022, primarily consisted of contractual interest expense of $28 million on our debt primarily related to the Senior Notes and net losses of $16 million on our equity investments, offset by interest income of $15 million on our marketable securities.
Other income, net for the six months ended July 31, 2023, primarily consisted of interest income of $132 million on our marketable securities from higher investment balances and rising interest rates, offset by contractual interest expense of $55 million on our debt primarily related to the Senior Notes and net losses of $7 million on our equity investments.
Other expense, net for the six months ended July 31, 2022, primarily consisted of contractual interest expense of $37 million on our debt primarily related to the Senior Notes and net losses of $24 million on our equity investments, offset by interest income of $19 million on our marketable securities.

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
See “Results of Operations—Operating Expenses” and “Results of Operations—Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating expenses, GAAP operating income (loss), and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin, for the three and six months ended July 31, 2023, and 2022.

Liquidity and Capital Resources
As of July 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $6.7 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed of, in order from largest to smallest, U.S. treasury securities, corporate bonds, commercial paper, U.S. agency obligations, money market funds, and marketable equity investments. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
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
Our cash flows for the three and six months ended July 31, 2023, and 2022, were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net cash provided by (used in):
Operating activities	$425,264	$114,358	$702,580	$554,075
Investing activities	(385,343)	(486,995)	(1,098,319)	(1,957,736)
Financing activities	(48,596)	83,087	(51,756)	2,360,789
Effect of exchange rate changes	218	(145)	89	(830)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(8,457)	$(289,695)	$(447,406)	$956,298
Operating Activities
Cash provided by operating activities was $425 million and $114 million for the three months ended July 31, 2023, and 2022, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales, the related cash collections, and interest income, partially offset by cash operating expenses.
Cash provided by operating activities was $703 million and $554 million for the six months ended July 31, 2023, and 2022, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales, the related cash collections, and interest income. The improvement was offset by the first full-year payout of our performance-based cash bonus program, an interest payment on our Senior Notes that did not occur in the first quarter of fiscal 2023, due to the timing of our debt offering, and payments related to the workforce realignment announced in the fourth quarter of fiscal 2023.
Investing Activities
Cash used in investing activities for the three months ended July 31, 2023, was $385 million, which primarily resulted from a cash outflow from the timing of purchases and maturities of marketable securities of $346 million and capital expenditures for data center and office space projects of $64 million, offset by proceeds of $25 million from sales of marketable securities.
Cash used in investing activities for the three months ended July 31, 2022, was $487 million, which primarily resulted from a cash outflow from the timing of purchases and maturities of marketable securities of $345 million and capital expenditures for data center and office space projects of $169 million, offset by proceeds of $28 million from sales of marketable securities.
Cash used in investing activities for the six months ended July 31, 2023, was $1.1 billion, which primarily resulted from a cash outflow from the timing of purchases and maturities of marketable securities of $1.0 billion and capital expenditures for data center and office space projects of $123 million, offset by proceeds of $48 million from sales of marketable securities.

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
Financing Activities
Cash used in financing activities was $49 million for the three months ended July 31, 2023, which was primarily due to repurchases of common stock under the Share Repurchase Program of $139 million, offset by $90 million in proceeds from the issuance of common stock from employee equity plans.
Cash provided by financing activities was $83 million for the three months ended July 31, 2022, which was primarily due to proceeds of $83 million from the issuance of common stock from employee equity plans.
Cash used in financing activities was $52 million for the six months ended July 31, 2023, which was primarily due to due to repurchases of common stock under the Share Repurchase Program of $139 million, offset by $87 million in proceeds from the issuance of common stock from employee equity plans.
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
We believe that the following critical accounting policies involve a high degree of judgement and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Business combinations, goodwill, and acquisition-related intangible assets
•Non-marketable equity investments
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. During the three and six months ended July 31, 2023, there were no significant changes to our critical accounting policies and estimates, other than the change in useful lives of our data center equipment as described in Note 1. Overview and Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of July 31, 2023, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $6.7 billion and $6.1 billion as of July 31, 2023, and January 31, 2023, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and marketable equity investments. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease of 100 basis points in interest rates would have resulted in a $46 million market value reduction or increase in our investment portfolio as of July 31, 2023. An immediate increase or decrease of 100 basis points in interest rates would have resulted in a $29 million market value reduction or increase in our investment portfolio as of January 31, 2023. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
Summary of Risk Factors
The below summary risks provide an overview of the material risks we are exposed to in the normal course of our business activities. The below summary risks do not contain all of the information that may be important to you, and you should read these together with the more detailed discussion of risks set forth following this section, as well as elsewhere in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks beyond those summarized below, or discussed elsewhere in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future, or to the markets in which we currently operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including those associated with the following:
•any compromise of our information technology systems or security measures (including of our critical suppliers and service partners), or the unauthorized access of customer or user data;
•our ability to properly manage our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties, or the impact of service outages or delays in the deployment of our applications, or the failure of our applications to perform properly;
•privacy concerns and evolving domestic or foreign laws and regulations;
•the impact of continuing global economic and geopolitical volatility, inflation, rising interest rates, instability in the global banking system, and the measures we may take in response to such events;
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
•our reliance on our network of partners to drive additional growth of our revenues;
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
•our ability to successfully integrate our applications with third-party technologies;
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
We operate on a global scale, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. Global economic developments, downturns or recessions, instability in the global banking system, and global health crises may negatively affect us or our ability to accurately forecast and plan our future business activity. For example, inflation rates have recently increased, and inflationary pressure may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. In response to the concerns over inflation risk, the U.S. Federal Reserve raised interest rates multiple times in 2022 and 2023 and may continue to do so in the future. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. In addition, the Russian invasion of Ukraine in early 2022 has led to further economic disruption. While we do not operate in Russia and while our extended workforce in Ukraine is not a material part of our workforce, the conflict has increased inflationary cost pressures and supply chain constraints which have negatively impacted the global economy and may negatively impact the supply chain required to sustain our data centers and computing infrastructure operations.
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
Our success and future growth depend largely upon the continued services of our executive officers, other members of senior management, and other key employees. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and they could terminate their employment with us at any time. In December 2022, we announced the resignation of Chano Fernandez from his role as Co-CEO and the appointment of Carl Eschenbach as our Co-CEO, alongside Aneel Bhusri. In June 2023, Barbara Larson stepped down from her role of CFO and Zane Rowe was appointed as our CFO. We expect there will be additional changes from time to time in our executive management team and to other key employee roles resulting from organizational changes or the hiring or departure of executives or other employees. These changes have the potential to disrupt our business, impact our ability to preserve our culture, negatively affect our ability to attract and retain personnel, or otherwise have a serious adverse effect on our business and operating results.
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
Furthermore, our current or potential competitors may be acquired by, or merge with, third parties with greater available resources and the ability to initiate or withstand substantial price competition. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. Many of our competitors also have major distribution agreements with consultants, system integrators, and resellers. With the introduction of new technologies, such as generative AI, we expect competition to intensify in the future. If our competitors’ products, services, or technologies become more accepted than our products, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, our competitors may offer their products and services at a lower price, or may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers in light of the challenging business environment created by economic downturn, or other recent macroeconomic conditions. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business and operating results.
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
In order for our customers to successfully implement our applications, they need access to highly skilled and trained service professionals. Professional services may be performed by our own staff, by a third party partner, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of deployment services for our customers. If customers are not satisfied with the quality and timing of work performed by us or a third party or with the type of professional services or applications delivered, or if we or a third party have not delivered on commitments made to our customers, then we could incur additional costs to address the situation, the revenue recognition of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers both domestic and abroad.

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
As the markets for our applications mature, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same pace or based on the same pricing model as we have used historically. From time to time, we also make changes to our pricing structure, which could adversely impact demand for our offerings. Moreover, our customers have and may continue to request price concessions and delayed payment terms. Economic uncertainty and the risk or occurrence of global or domestic recessions can prompt existing and prospective customers to demand price concessions and delayed payment terms with increasing frequency and significance, and our competitors may become more likely to provide such concessions, which could adversely affect our revenues, profitability, financial position, and cash flows in any given period. Attrition of senior management or other purchasing decision-makers at our customers has impacted and may continue to impact our direct sales efforts. Furthermore, because our future revenue growth relies, in large part, on new customer acquisition, any inability of our sales force to establish relationships with potential customers during the current environment or prospects deferring buying decisions due to the economic uncertainty, is likely to have a negative impact on our future revenue growth and other financial measures.
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
We rely on our network of partners to drive additional growth of our revenues, and if these partners fail to perform, our ability to sell and distribute our products may be impacted, and our operating results and growth rate may be harmed.
Our strategy for additional growth depends, in part, on sales generated through our network of partners and professional services provided by our partners. If the operations of these partners are disrupted, including as a direct or indirect result of recent macroeconomic conditions, our own operations may suffer, which could adversely impact our operating results. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources, and we cannot ensure that these partnerships will result in increased customer usage of our applications or increased revenue. We may be at a disadvantage if our competitors are effective in providing incentives to our current or potential partners to favor their products or services or to prevent or reduce subscriptions to our services, or in negotiating better rates or terms with such partners, particularly in international markets where our potential partners may have existing relationships with our competitors. In addition, acquisitions of our partners by our competitors could end our strategic relationship with such acquired partner and result in a decrease in the number of our current and potential customers.

While we provide our partners with training and programs, these programs may not be effective or utilized consistently by partners. In addition, new partners may require extensive training and/or may require significant time and resources to achieve productivity. Changes to our direct go-to-market models may cause friction with our partners and may increase the risk in our partner ecosystem. The actions of our partners may subject us to lawsuits, potential liability, and reputational harm if, for example, any of our partners misrepresent the functionality of our products to customers, fail to perform services to our customers’ expectations, or violate laws or our corporate policies. In addition, our partners may utilize our platform to develop products and services that could potentially compete with products and services that we offer currently or in the future. Concerns over competitive matters or intellectual property ownership could constrain these partnerships. If we fail to effectively manage and grow our network of partners, maintain good relationships with our partners, or properly monitor the quality and efficacy of their service delivery, or if our partners do not effectively market and sell our subscription services, use greater efforts to market and sell their own products or services or those of our competitors, or fail to meet the needs of our customers, our ability to sell our products and efficiently provide our services may be impacted, and our operating results and growth rate may be harmed.
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
•our use of estimates, judgments and assumptions under current accounting standards;
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
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. Furthermore, macroeconomic conditions, including the economic downturn, could have a continuing impact on our plans to offer certain new features, enhancements, and modifications of our applications in a timely manner. If we are unable to provide new features, enhancements to user experience, and modifications in a timely and cost-effective manner that achieve market acceptance, align with customer expectations, and that keep pace with rapid technological developments and changing regulatory landscapes, our business and operating results could be adversely affected. For example, AI and ML are propelling advancements in technology, but if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed. Some of our larger customers may also require features and functions unique to their business processes that we do not currently offer. In order to help ensure we meet these requirements, we may devote a significant amount of technology support and professional service resources to such customers. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to development resources and the technologies required to build and improve our applications, such as the datasets required to train our ML models. If we are not successful in developing these new features, enhancements, modifications, and applications, and bringing them to market timely, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers.
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
We believe that a critical component of our success has been our corporate culture and our core values: employees, customer service, innovation, integrity, fun, and profitability. We also believe that our commitment to our corporate culture, as well as our commitment to building products and services that help provide our customers with information regarding their own workforce and corporate culture, is part of the reason why our customers choose us. As we continue to grow, both organically and through acquisitions of employee teams, and develop the infrastructure associated with being a more mature public company, we will need to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions. Additionally, we and our stakeholders increasingly expect to have a corporate culture that embraces diversity and inclusion, and any inability to attract and retain diverse and qualified personnel may harm our corporate culture and our business. Moreover, our hybrid work policies require significant action to preserve our culture. As we continue to grow, we must be able to effectively integrate, develop, and motivate a large number of new employees, while maintaining the effectiveness of our business execution and the beneficial aspects of our corporate culture and values. Any failure to maintain or adapt our culture could negatively affect our future success, including our ability to retain and recruit personnel and to achieve our corporate objectives, including our ability to quickly develop and deliver new and innovative products.
If we are unable to successfully integrate our applications with a variety of third-party technologies, our business and operating results could be adversely affected.
We depend on relationships with third-party technology and content providers and other key suppliers, and are also dependent on third parties for the license of certain software and development tools that are incorporated into or used with our applications. If the operations of these third parties are disrupted, including as a direct or indirect result of recent macroeconomic conditions, our own operations may suffer, which could adversely impact our operating results. In addition, we rely upon licensed third-party software to help improve our internal systems, processes, and controls. Acquisitions of our third-party technology providers and other suppliers could end our strategic relationship with such acquired provider(s) or supplier(s), or may result in the support services they provide being negatively affected. If we are unsuccessful in establishing or maintaining our relationships with these third parties, or if the quality of their products or performance is inadequate, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer.
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

These impacts may continue through integration activities. Moreover, we may be unable to complete proposed transactions timely or at all due to the failure to obtain regulatory or other approvals, litigation, or other disputes, which may obligate us to pay a termination fee. We also may not achieve the anticipated benefits from an acquisition due to a number of factors, including:
•inability or difficulty integrating the intellectual property, technology infrastructure, personnel, and operations of the acquired business, including difficulty in addressing security risks of the acquired business;
•inability to retain key personnel from the acquired company;
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
•adverse effects on our brand or existing business relationships with business partners and customers as a result of the acquisition, including integrating acquired technologies;
•potential write-offs of acquired assets and potential financial and credit risks associated with acquired customers;
•inability to maintain relationships with key customers, suppliers, and partners of the acquired business;
•difficulty in predicting and controlling the effect of integrating multiple acquisitions concurrently;
•lack of experience in new markets, products, or technologies;
•difficulty in integrating operations and assets of an acquired foreign entity with differences in language, culture, or country-specific currency and regulatory risks;
•the inability to obtain (or a material delay in obtaining) regulatory approvals necessary to complete transactions or to integrate operations, or potential remedies imposed by regulatory authorities as a condition to or following the completion of a transaction, which may include divestitures, ownership or operational restrictions or other structural or behavioral remedies; and
•the failure of strategic acquisitions to perform as expected or to meet financial projections, which may be heightened due to recent macroeconomic events and market volatility.
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
Acquisitions could also result in use of substantial portions of our available cash and dilutive issuances of equity securities or the issuance of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and operating results may suffer.
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
We are increasingly building AI and ML into many of our offerings. As with many cutting-edge innovations, these technologies present new risks and challenges, and existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. The risks and challenges presented by these technologies could undermine public confidence in AI and ML, which could slow its adoption and affect our business. Many of our products are powered by AI and ML, some of which include the use of large language models and generative AI, for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. Our failure to adequately address ethical and social issues that may arise with such technologies and use cases, failure by others in our industry, or actions taken by our customers, employees, or other end users (including misuse of these technologies), could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results. We have been subject to a lawsuit alleging that our products and services enable discrimination, and although we believe that such claims lack merit, legal proceedings can be lengthy, expensive and disruptive to our operations and the outcome of any claims or litigation, regardless of the merits, is inherently uncertain. We may be subject to other litigation and regulatory actions that may cause financial, competitive, and developmental impacts. Regardless of outcome, these types of claims could cause reputational harm to our brand or result in liability. Additionally, a quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social, ethical, and other issues related to AI and ML. For example, to demonstrate compliance with the New York City Automated Employment Decision Tools law, which took effect July 5, 2023, customers may publicly disclose information about their use of our AI and ML products, including the results of certain sensitive employment-discrimination analyses, potentially subjecting us to reputational or business harm or legal liability. Our employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI and ML may express opinions that could introduce reputational or business harm, or legal liability or cease their relationship with us.
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
Standards for tracking and reporting ESG matters continue to evolve. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC or other regulatory bodies, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. It is likely that increasing regulatory requirements and regulatory scrutiny related to ESG matters will continue to expand globally and result in higher associated compliance costs. Further, we may rely on data and calculations provided by third parties to measure and report our ESG metrics and if the data input or calculations are incorrect or incomplete, our brand, reputation, and financial performance may be adversely affected.

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
Our applications involve the storage and transmission of our customers’ and other users' sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, job candidates, customers, prospectus, and suppliers, as well as financial, accounting, health, and payroll data. Additionally, our operations and the availability of the services we provide also depend on our information technology systems. As a result, a compromise of our applications or systems, or unauthorized access to, acquisition, use, tampering, release, alteration, theft, loss, or destruction of sensitive data, or unavailability of data or our applications, has and could disrupt our operations or impact the availability or performance of our applications; expose us and our customers to regulatory obligations and actions, litigation, investigations, remediation and indemnity obligations, or supplemental disclosure obligations; damage our reputation and brand; or result in loss of customer, consumer, and partner confidence in the security of our applications, an increase in our insurance premiums, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, impairment to our business, and other potential liabilities or related fees, expenses, or loss of revenues.
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

Additionally, remote work and resource access, including our hybrid work model, has and may continue to result in an increased risk of cybersecurity-related events such as phishing attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of our employees and our service providers continuing to work remotely from non-corporate managed networks.
Furthermore, we have acquired or partnered with a number of companies, products, services, and technologies over the years, and incorporated third-party products, services, and technologies into our own products and services. Addressing security issues associated with acquisitions, partnerships, incorporated technologies, and our supply chain requires significant resources, and we have inherited and may in the future inherit additional risks upon integration with or use by Workday. In addition, if a high-profile security breach occurs with respect to an industry peer, our customers and potential customers may generally lose trust in the security of financial management, spend management, human capital management, planning, or analytics applications, or in cloud applications for enterprises in general. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation and indemnity costs and/or issue service credits or refunds to customers for prepaid and unused subscription services, or result in lawsuits, regulatory fines, or other action or liabilities, any of which could adversely affect our business and operating results.
We rely on sophisticated information systems and technology, including those provided by third parties, for the secure collection, processing, transmission, storage of confidential, proprietary, and personal information, and to support our business operations and the availability of our applications. In the past several years, supply chain attacks have increased in frequency and severity. As we are both a provider and consumer of information systems and technology, we are at higher risk of being impacted either directly or indirectly by these attacks. The control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with third parties that we rely on are beyond our control. The audits we periodically conduct of some of our third-party vendors do not guarantee the security of and may be unable to prevent security events impacting the information technology systems of third parties that are part of our supply chain or that provide valuable services to us, which have resulted and could result in the unauthorized access to data of Workday, our employees, our customers, our third-party partners, or other end users; acquisition, destruction, alteration, use, tampering, release, unavailability, theft or loss of confidential, proprietary, or personal data of Workday, our employees, our customers, our third party partners, or other end users; or the disruption of our operations and our ability to conduct our business or the availability of our applications; or could otherwise adversely affect our business, financial condition, operating results, or reputation.
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

Following the European Union’s (“EU”) passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global data privacy compliance landscape has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, a new EU-U.S. Data Privacy Framework (“DPF”) is in place under which EU data can legally be transferred to the United States. However, it is expected to face legal challenges. Until challenges to the DPF make their way through the court system, uncertainty may continue about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, GDPR requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subcontractors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Other countries such as Russia, China, and India have also passed or are considering passing laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the United States present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, came into effect on January 1, 2023. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Numerous states have enacted, or are considering, privacy laws as well, creating a patchwork of state laws that may create compliance challenges. Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to and which may place additional burdens on us. Increasing sensitivity of individuals to unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate has and may continue to create a negative public reaction to technologies, products and services such as ours or otherwise expose us to liability.
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
As of July 31, 2023, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2024 and fiscal 2044. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will expire between fiscal 2024 and fiscal 2044. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
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
In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Additionally, in April 2022, we entered into the 2022 Credit Agreement which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of July 31, 2023, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
We invest in early to late stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. These companies are often dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in has and could further deteriorate, which could result in a loss of all or a substantial part of our investment in these companies. Additionally, instability in the global banking system has created bank-specific and broader financial institution liquidity risks and concerns, which may have an adverse impact on the companies we have invested or may invest in.

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
As of July 31, 2023, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 45 million shares of Class B common stock and 0.3 million shares of Class A common stock. As of July 31, 2023, our Co-Founder, Co-CEO, and Chairperson Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2023. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
Our business depends on the overall demand for enterprise software and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or abroad, limited availability of credit, reduction in business confidence and activity, decreased government spending, or economic uncertainty, all of which are being impacted by concerns of a domestic or global recession, the Russia-Ukraine conflict, inflation, increasing interest rates, instability in the global banking system, and other macroeconomic factors, may continue to affect one or more of the sectors or countries in which we sell our applications. These economic conditions have arisen and can arise suddenly, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Alternatively, a strong dollar could reduce demand for our applications and services in countries with relatively weaker currencies.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended July 31, 2023 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 1, 2023 - May 31, 2023	—	$—	—	$425,334
June 1, 2023 - June 30, 2023	384	214.85	384	342,885
July 1, 2023 - July 31, 2023	251	223.64	251	286,687
Total	635		635
(1)In November 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and total amount of shares repurchased will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. As of July 31, 2023, we were authorized to purchase a remaining $287 million of our outstanding shares of Class A common stock under the Share Repurchase Program. For further information, see Note 13, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended July 31, 2023, the following directors and/or officers of Workday adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Action	Total Shares of Class A Common Stock to be Purchased or Sold	Adoption Date	Expiration Date
Carl Eschenbach (Co-Chief Executive Officer)	Adopt	Purchase of up to $2,050,000 of Class A Common Stock	May 30, 2023	August 29, 2024
Rich Sauer (Chief Legal Officer, Head of Corporate Affairs, and Corporate Secretary)	Adopt	Sale of up to 78,261 shares of Class A Common Stock (1)	June 7, 2023	January 31, 2025
(1)Includes shares withheld or sold by Workday in mandatory transactions to cover withholding taxes in connection with the settlement of equity awards.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
10.1†	Offer Letter between Zane Rowe and Workday, Inc. dated May 23, 2023	8-K	001-35680	May 25, 2023	10.1
10.2†	Separation and Transition Services Agreement between Barbara Larson and Workday, Inc. dated May 24, 2023	8-K	001-35680	May 25, 2023	10.2
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
†     Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 24, 2023

Workday, Inc.

/s/ Zane Rowe
Zane Rowe Chief Financial Officer (Principal Financial and Accounting Officer)