Form 10-Q
period 2023-10-31
Workday, Inc.
filed 2023-11-28
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of November 22, 2023, there were approximately 209 million shares of the registrant’s Class A common stock, net of treasury stock, and 54 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,563,939	$1,886,311
Marketable securities	5,316,045	4,235,083
Trade and other receivables, net	1,224,818	1,570,086
Deferred costs	207,566	191,054
Prepaid expenses and other current assets	261,795	225,690
Total current assets	8,574,163	8,108,224
Property and equipment, net	1,206,564	1,201,254
Operating lease right-of-use assets	265,963	249,278
Deferred costs, noncurrent	432,275	420,988
Acquisition-related intangible assets, net	249,242	305,465
Goodwill	2,846,464	2,840,044
Other assets	351,262	360,985
Total assets	$13,925,933	$13,486,238
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$79,333	$153,751
Accrued expenses and other current liabilities	234,906	260,131
Accrued compensation	420,178	563,548
Unearned revenue	3,196,648	3,559,393
Operating lease liabilities	98,325	91,343
Total current liabilities	4,029,390	4,628,166
Debt, noncurrent	2,978,800	2,975,934
Unearned revenue, noncurrent	62,148	74,540
Operating lease liabilities, noncurrent	198,843	181,799
Other liabilities	31,835	40,231
Total liabilities	7,301,016	7,900,670
Stockholders’ equity:
Common stock	264	259
Additional paid-in capital	9,981,756	8,828,639
Treasury stock	(471,481)	(185,047)
Accumulated other comprehensive income (loss)	33,207	53,051
Accumulated deficit	(2,918,829)	(3,111,334)
Total stockholders’ equity	6,624,917	5,585,568
Total liabilities and stockholders’ equity	$13,925,933	$13,486,238
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenues:
Subscription services	$1,691,116	$1,432,393	$4,842,964	$4,071,804
Professional services	174,559	166,710	493,789	497,754
Total revenues	1,865,675	1,599,103	5,336,753	4,569,558
Costs and expenses (1):
Costs of subscription services	263,840	259,397	758,551	737,301
Costs of professional services	181,400	176,396	552,233	524,398
Product development	618,736	565,727	1,828,870	1,655,071
Sales and marketing	537,816	470,196	1,580,639	1,358,198
General and administrative	176,028	153,708	512,148	427,832
Total costs and expenses	1,777,820	1,625,424	5,232,441	4,702,800
Operating income (loss)	87,855	(26,321)	104,312	(133,242)
Other income (expense), net	41,388	4,163	113,652	(48,789)
Income (loss) before provision for (benefit from) income taxes	129,243	(22,158)	217,964	(182,031)
Provision for (benefit from) income taxes	15,534	52,563	25,459	59,021
Net income (loss)	$113,709	$(74,721)	$192,505	$(241,052)
Net income (loss) per share, basic	$0.43	$(0.29)	$0.74	$(0.95)
Net income (loss) per share, diluted	$0.43	$(0.29)	$0.73	$(0.95)
Weighted-average shares used to compute net income (loss) per share, basic	262,153	255,753	260,747	253,975
Weighted-average shares used to compute net income (loss) per share, diluted	266,377	255,753	264,087	253,975

(1) Costs and expenses include share-based compensation expenses as follows:
	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Costs of subscription services	$30,543	$25,598	$89,793	$76,918
Costs of professional services	28,738	26,577	87,532	79,999
Product development	162,025	149,279	493,934	449,764
Sales and marketing	64,805	61,186	211,560	180,233
General and administrative	63,146	51,556	187,810	146,795
Total share-based compensation expenses	$349,257	$314,196	$1,070,629	$933,709
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net income (loss)	$113,709	$(74,721)	$192,505	$(241,052)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	(3,851)	(3,098)	(3,317)	(6,005)
Net change in unrealized gains (losses) on available-for-sale debt securities	(4,634)	(13,232)	(16,204)	(23,513)
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision of $2,388, $0, $3,942, and $0, respectively	48,472	57,483	(323)	125,923
Other comprehensive income (loss)	39,987	41,153	(19,844)	96,405
Comprehensive income (loss)	$153,696	$(33,568)	$172,661	$(144,647)
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Common stock:
Balance, beginning of period	$263	$255	$259	$251
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	1	1	5	5
Settlement of convertible senior notes	—	1	—	1
Balance, end of period	264	257	264	257
Additional paid-in capital:
Balance, beginning of period	9,637,303	7,988,096	8,828,639	7,284,174
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	(4,804)	709	82,488	84,997
Share-based compensation	349,257	314,196	1,070,629	933,709
Exercise of convertible senior notes hedges	—	97,794	—	97,916
Settlement of convertible senior notes	—	(39)	—	(40)
Balance, end of period	9,981,756	8,400,756	9,981,756	8,400,756
Treasury stock:
Balance, beginning of period	(323,695)	(12,588)	(185,047)	(12,467)
Exercise of convertible senior notes hedges	—	(97,794)	—	(97,915)
Common stock repurchases under share repurchase program	(147,786)	—	(286,434)	—
Balance, end of period	(471,481)	(110,382)	(471,481)	(110,382)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(6,780)	62,961	53,051	7,709
Other comprehensive income (loss)	39,987	41,153	(19,844)	96,405
Balance, end of period	33,207	104,114	33,207	104,114
Accumulated deficit:
Balance, beginning of period	(3,032,538)	(2,910,916)	(3,111,334)	(2,744,585)
Net income (loss)	113,709	(74,721)	192,505	(241,052)
Balance, end of period	(2,918,829)	(2,985,637)	(2,918,829)	(2,985,637)
Total stockholders’ equity	$6,624,917	$5,409,108	$6,624,917	$5,409,108

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Common stock (in shares):
Balance, beginning of period	261,858	255,485	257,991	251,209
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	1,363	1,198	5,865	5,474
Settlement of convertible senior notes	—	634	—	635
Purchase of treasury stock from the exercise of convertible senior notes hedges	—	(634)	—	(635)
Common stock repurchased	(677)	—	(1,312)	—
Balance, end of period	262,544	256,683	262,544	256,683
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cash flows from operating activities:
Net income (loss)	$113,709	$(74,721)	$192,505	$(241,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68,614	91,854	210,470	274,395
Share-based compensation expenses	349,257	314,196	1,070,629	933,709
Amortization of deferred costs	54,450	44,830	155,432	126,515
Non-cash lease expense	24,454	23,359	72,611	68,318
(Gains) losses on investments	9,488	(3,833)	16,764	20,746
Accretion of discounts on marketable debt securities, net	(39,379)	(13,121)	(111,180)	(15,797)
Other	(10,037)	16,372	(19,696)	31,170
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	37,719	61,885	327,647	200,008
Deferred costs	(79,927)	(56,552)	(183,231)	(163,023)
Prepaid expenses and other assets	71,644	2,435	78,279	(31,447)
Accounts payable	(6,525)	18,116	(62,352)	20,884
Accrued expenses and other liabilities	(32,159)	47,061	(219,470)	41,253
Unearned revenue	(110,533)	(63,213)	(375,053)	(302,936)
Net cash provided by (used in) operating activities	450,775	408,668	1,153,355	962,743
Cash flows from investing activities:
Purchases of marketable securities	(1,272,864)	(2,310,915)	(4,746,086)	(5,651,005)
Maturities of marketable securities	1,124,276	2,181,147	3,595,718	3,767,509
Sales of marketable securities	45,690	19,988	93,368	53,355
Owned real estate projects	(1,424)	(181)	(3,112)	(446)
Capital expenditures, excluding owned real estate projects	(58,524)	(58,665)	(181,053)	(286,013)
Business combinations, net of cash acquired	(8,517)	—	(8,517)	—
Purchase of other intangible assets	(700)	(700)	(10,200)	(700)
Purchases of non-marketable equity and other investments	—	(3,250)	(10,500)	(20,173)
Sales and maturities of non-marketable equity and other investments	54	4,513	54	11,674
Net cash provided by (used in) investing activities	(172,009)	(168,063)	(1,270,328)	(2,125,799)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt discount	—	—	—	2,978,077
Repayments and extinguishment of debt	—	(1,149,622)	—	(1,843,605)
Payments for debt issuance costs	—	—	—	(7,220)
Repurchases of common stock	(144,686)	—	(283,333)	—
Proceeds from issuance of common stock from employee equity plans, net of taxes paid for shares withheld	(4,803)	710	82,493	85,002
Other	(69)	(161)	(474)	(538)
Net cash provided by (used in) financing activities	(149,558)	(1,149,073)	(201,314)	1,211,716
Effect of exchange rate changes	(787)	(920)	(698)	(1,750)
Net increase (decrease) in cash, cash equivalents, and restricted cash	128,421	(909,388)	(318,985)	46,910
Cash, cash equivalents, and restricted cash at the beginning of period	1,447,834	2,497,043	1,895,240	1,540,745
Cash, cash equivalents, and restricted cash at the end of period	$1,576,255	$1,587,655	$1,576,255	$1,587,655
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Supplemental cash flow data:
Cash paid for interest	$55,125	$56,567	$110,254	$59,508
Cash paid for income taxes, net of refunds	3,214	2,093	35,007	9,863
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	18,094	68,028	18,094	68,028

	As of October 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$1,563,939	$1,575,955
Restricted cash included in Prepaid expenses and other current assets	12,316	11,700
Total cash, cash equivalents, and restricted cash	$1,576,255	$1,587,655
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2023, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on February 27, 2023.
Certain prior period amounts reported in our unaudited condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.
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
In February 2023, we completed an assessment of the useful lives of our data center equipment, including servers, network equipment, and integrated complete server and network racks. Due to advances in technology, as well as investments in software that increased efficiencies in how we operate our data center equipment, we determined we should increase the estimated useful lives of data center equipment from 3 years to 5 years. This change in accounting estimate was effective beginning fiscal 2024. Based on the carrying amount of data center equipment that was in-service as of January 31, 2023, this change decreased depreciation expense by $22 million and $77 million for the three and nine months ended October 31, 2023, respectively.
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. For the nine months ended October 31, 2023, our co-chief executive officers together served as CODM for purposes of segment reporting. Our CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.

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
No customer individually accounted for more than 10% of trade and other receivables, net as of October 31, 2023, or January 31, 2023. No customer individually accounted for more than 10% of total revenues during the three and nine months ended October 31, 2023, or 2022.
Other than the United States, no country individually accounted for more than 10% of total revenues during the three and nine months ended October 31, 2023, or 2022.
In order to reduce the risk of disruption of our cloud applications, we have established data centers in various geographic regions. We serve our customers and users from data center facilities operated by third parties, located in the United States, Canada, and Europe. We have internal procedures to restore services in the event of disaster at one of our data center facilities. Even with these procedures for disaster recovery in place, our cloud applications could be significantly interrupted during the implementation of the procedures to restore services.
In addition, we rely upon third-party hosted infrastructure partners globally, including Amazon Web Services (“AWS”), Google LLC, and Microsoft Corporation, to serve customers and operate certain aspects of our services. Given this, any disruption of or interference at our hosted infrastructure partners may impact our operations and our business could be adversely impacted.
We are also exposed to concentration of risk in our equity investments portfolio, which consists of marketable equity investments and non-marketable equity investments measured using the measurement alternative. As of both October 31, 2023, and January 31, 2023, we held one marketable equity investment with a carrying value that was individually greater than 10% of our total equity investments portfolio.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impacts of the new standard.
Note 3. Investments
Debt Securities
As of October 31, 2023, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,307,535	$51	$(9,121)	$2,298,465
U.S. agency obligations	787,767	254	(2,376)	785,645
Corporate bonds	1,771,472	355	(21,031)	1,750,796
Commercial paper	1,111,886	—	(1)	1,111,885
Total debt securities	$5,978,660	$660	$(32,529)	$5,946,791
Included in Cash and cash equivalents	$659,919	$—	$—	$659,919
Included in Marketable securities	$5,318,741	$660	$(32,529)	$5,286,872

As of January 31, 2023, debt securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,455,739	$77	$(6,765)	$2,449,051
U.S. agency obligations	325,664	—	(3,874)	321,790
Corporate bonds	966,801	1,617	(6,715)	961,703
Commercial paper	1,016,641	—	(5)	1,016,636
Total debt securities	$4,764,845	$1,694	$(17,359)	$4,749,180
Included in Cash and cash equivalents	$594,864	$—	$(1)	$594,863
Included in Marketable securities	$4,169,980	$1,694	$(17,357)	$4,154,317
The contractual maturities of debt securities were as follows (in thousands):

October 31, 2023
Due within 1 year	$3,885,682
Due in 1 year through 5 years	2,061,109
Total debt securities	$5,946,791
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
As of October 31, 2023, and January 31, 2023, the fair values of debt securities in an unrealized loss position were $4.3 billion and $3.1 billion, respectively, the majority of which had been in a continuous unrealized loss position for less than 12 months. We did not recognize any credit or non-credit related losses related to our debt securities during the periods presented.
We sold $24 million and $20 million of debt securities during the three months ended October 31, 2023, and 2022, respectively. We sold $42 million and $48 million of debt securities during the nine months ended October 31, 2023, and 2022, respectively. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2023	January 31, 2023
Money market funds	Cash and cash equivalents	$675,910	$902,226
Non-marketable equity investments measured using the measurement alternative	Other assets	250,311	261,922
Marketable equity investments	Marketable securities	29,173	80,766
Total equity investments		$955,394	$1,244,914

Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net realized gains (losses) recognized on equity investments sold (1)	$(807)	$4,514	$1,984	$(365)
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	(13,562)	(155)	(23,529)	(19,121)
Total net gains (losses) recognized in Other income (expense), net	$(14,369)	$4,359	$(21,545)	$(19,486)
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

	October 31, 2023	January 31, 2023
Total initial cost	$207,485	$206,833
Cumulative net unrealized gains (losses)	42,826	55,089
Carrying value	$250,311	$261,922
During the three months ended October 31, 2023, we recorded impairment losses of $9 million to the carrying value of non-marketable equity investments. During the three months ended October 31, 2022, we recorded upward adjustments to the carrying value of non-marketable equity investments of $2 million, impairment losses of $2 million, and a gain of $4 million upon exiting a non-marketable equity investment.
During the nine months ended October 31, 2023, we recorded impairment losses of $22 million to the carrying value of non-marketable equity investments. During the nine months ended October 31, 2022, we recorded upward adjustments to the carrying value of non-marketable equity investments of $8 million, impairment losses of $10 million, and a net loss of $2 million upon exiting a non-marketable equity investment.
Marketable Equity Investments
We hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. The carrying values for our marketable equity investments are summarized below (in thousands):

	October 31, 2023	January 31, 2023
Total initial cost	$14,817	$38,449
Cumulative net unrealized gains (losses)	14,356	42,317
Carrying value	$29,173	$80,766
During the three months ended October 31, 2023, we sold marketable equity investments for proceeds of $22 million. We did not sell any marketable equity investments during the three months ended October 31, 2022. During the nine months ended October 31, 2023, and 2022, we sold marketable equity investments for proceeds of $52 million and $5 million, respectively. The realized gains and losses from the sales were immaterial.
For the marketable equity investments held as of the end of each period, we recorded unrealized net losses of $4 million during the three months ended October 31, 2023, no material unrealized net gains or losses during the three months ended October 31, 2022, and unrealized net losses of $2 million and $17 million during the nine months ended October 31, 2023, and 2022, respectively.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of October 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,298,465	$—	$—	$2,298,465
U.S. agency obligations	—	785,645	—	785,645
Corporate bonds	—	1,750,796	—	1,750,796
Commercial paper	—	1,111,885	—	1,111,885
Money market funds	675,910	—	—	675,910
Marketable equity investments	29,173	—	—	29,173
Foreign currency derivative assets	—	90,536	—	90,536
Total assets	$3,003,548	$3,738,862	$—	$6,742,410
Foreign currency derivative liabilities	$—	$20,268	$—	$20,268
Total liabilities	$—	$20,268	$—	$20,268
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

Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $640 million and $612 million as of October 31, 2023, and January 31, 2023, respectively. Amortization expense for the deferred costs was $54 million and $45 million for the three months ended October 31, 2023, and 2022, respectively, and $155 million and $127 million for the nine months ended October 31, 2023, and 2022, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Computers, equipment, and software	$1,348,381	$1,286,540
Buildings	723,164	719,966
Leasehold improvements	216,138	202,101
Furniture, fixtures, and transportation equipment	92,938	90,816
Land and land improvements	81,067	81,083
Property and equipment, gross	2,461,688	2,380,506
Less accumulated depreciation and amortization	(1,255,124)	(1,179,252)
Property and equipment, net	$1,206,564	$1,201,254
Depreciation expense totaled $52 million and $69 million for the three months ended October 31, 2023, and 2022, respectively, and $149 million and $207 million for the nine months ended October 31, 2023, and 2022, respectively.
Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Developed technology	$326,800	$342,700
Customer relationships	311,100	311,100
Backlog	15,000	15,000
Trade name	12,500	12,500
Acquisition-related intangible assets, gross	665,400	681,300
Less accumulated amortization	(416,158)	(375,835)
Acquisition-related intangible assets, net	$249,242	$305,465
Amortization expense related to acquisition-related intangible assets was $16 million and $21 million for the three months ended October 31, 2023, and 2022, respectively, and $58 million and $64 million for the nine months ended October 31, 2023, and 2022, respectively.
As of October 31, 2023, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in thousands):

Fiscal Period:
Remainder of 2024	$16,088
2025	62,198
2026	56,283
2027	31,712
2028	27,346
Thereafter	55,615
Total	$249,242

Note 8. Other Noncurrent Assets
Other noncurrent assets consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Non-marketable equity and other investments	$250,311	$263,485
Derivative assets	37,725	21,757
Technology patents and other intangible assets, net	27,175	20,534
Prepayments for goods and services	16,463	23,466
Net deferred tax assets	7,105	12,650
Deposits	6,038	5,819
Other	6,445	13,274
Total other assets	$351,262	$360,985
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of October 31, 2023, the future estimated amortization expense was as follows (in thousands):

Fiscal Period:
Remainder of 2024	$1,059
2025	3,715
2026	3,366
2027	3,018
2028	2,774
Thereafter	13,243
Total	$27,175
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
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of October 31, 2023, we estimate that $33 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.
As of October 31, 2023, and January 31, 2023, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $2.2 billion and $1.7 billion, respectively. The notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $369 million and $324 million as of October 31, 2023, and January 31, 2023, respectively. All contracts had maturities of less than 48 months.

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
As of October 31, 2023, and January 31, 2023, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $125 million and $235 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $1 million and $2 million, respectively.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Condensed Consolidated Balance Sheets Location	October 31, 2023	January 31, 2023
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$52,123	$42,968
Cash flow hedges	Other assets	37,725	21,757
Non-designated hedges	Prepaid expenses and other current assets	688	99
Total derivative assets		$90,536	$64,824
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$16,644	$13,231
Cash flow hedges	Other liabilities	3,425	15,496
Non-designated hedges	Accrued expenses and other current liabilities	199	5,244
Non-designated hedges	Other liabilities	—	1
Total derivative liabilities		$20,268	$33,972
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in thousands):

	Three Months Ended October 31,
Condensed Consolidated Statements of Operations Location	2023		2022
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$1,865,675	$15,625	$1,599,103	$5,647
Costs and expenses	1,777,820	839	1,625,424	(11,852)
Provision for (benefit from) income taxes	15,534	—	52,563	(3,220)

	Nine Months Ended October 31,
Condensed Consolidated Statements of Operations Location	2023		2022
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$5,336,753	$49,217	$4,569,558	$5,985
Costs and expenses	5,232,441	1,781	4,702,800	(18,636)
Provision for (benefit from) income taxes	25,459	—	59,021	(3,220)

Pre-tax gains (losses) associated with cash flow hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended October 31,		Nine Months Ended October 31,
		2023	2022	2023	2022
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$67,324	$48,058	$54,617	$110,052
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	15,625	5,647	49,217	5,985
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	839	(11,852)	1,781	(18,636)
Gains (losses) reclassified from AOCI into income (effective portion)	Provision for (benefit from) income taxes	—	(3,220)	—	(3,220)
Gains (losses) associated with non-designated hedges were as follows (in thousands):

	Condensed Consolidated Statements of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
		2023	2022	2023	2022
Gains (losses) related to non-designated hedges	Other income (expense), net	$6,425	$7,187	$7,857	$13,288
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
As of October 31, 2023, information related to these offsetting arrangements was as follows (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$25,461	$—	$25,461	$(1,856)	$—	$23,605
Counterparty B	20,486	—	20,486	(9,009)	—	11,477
Counterparty C	2,015	—	2,015	(228)	—	1,787
Counterparty D	37,367	—	37,367	(8,323)	—	29,044
Counterparty E	5,207	—	5,207	(852)	—	4,355
Total	$90,536	$—	$90,536	$(20,268)	$—	$70,268

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$1,856	$—	$1,856	$(1,856)	$—	$—
Counterparty B	9,009	—	9,009	(9,009)	—	—
Counterparty C	228	—	228	(228)	—	—
Counterparty D	8,323	—	8,323	(8,323)	—	—
Counterparty E	852	—	852	(852)	—	—
Total	$20,268	$—	$20,268	$(20,268)	$—	$—
Note 10. Debt
Outstanding debt consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
2027 Notes	$1,000,000	$1,000,000
2029 Notes	750,000	750,000
2032 Notes	1,250,000	1,250,000
Total principal amount	3,000,000	3,000,000
Less: unamortized debt discount and issuance costs	(21,200)	(24,066)
Net carrying amount	2,978,800	2,975,934
Debt, noncurrent	$2,978,800	$2,975,934
As of October 31, 2023, the future principal payments for the outstanding debt were as follows (in thousands):

Fiscal Period:
Remainder of 2024	$—
2025	—
2026	—
2027	—
2028	1,000,000
Thereafter	2,000,000
Total principal amount	$3,000,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of October 31, 2023, we were in compliance with all covenants associated with the Senior Notes.

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
As of October 31, 2023, the total estimated fair value of the Senior Notes was $2.6 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
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
As of October 31, 2023, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.
The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of October 31, 2023, we were in compliance with all covenants included in the 2022 Credit Agreement.
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

Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Contractual interest expense	$27,562	$28,036	$82,688	$67,702
Interest cost related to amortization and write-off of debt discount and issuance costs	955	1,557	2,866	6,000
Total interest expense	$28,517	$29,593	$85,554	$73,702
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $266 million and $249 million as of October 31, 2023, and January 31, 2023, respectively, and operating lease liabilities were $297 million and $273 million as of October 31, 2023, and January 31, 2023, respectively. We have also entered into finance lease agreements for other property and equipment. As of October 31, 2023, and January 31, 2023, finance leases were not material.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Operating lease cost	$26,925	$25,404	$82,005	$73,821
Short-term lease cost	737	854	2,379	3,001
Variable lease cost	11,871	12,787	33,869	32,970
Total operating lease cost	$39,533	$39,045	$118,253	$109,792
Supplemental cash flow information related to our operating leases was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$25,197	$23,190	$79,006	$68,386
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	30,073	6,611	93,828	93,091
Other information related to our operating leases was as follows:

	October 31, 2023	January 31, 2023
Weighted average remaining lease term (in years)	5	5
Weighted average discount rate	3.55%	2.79%
As of October 31, 2023, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Period:
Remainder of 2024	$28,398
2025	100,927
2026	69,886
2027	50,292
2028	36,115
Thereafter	46,296
Total lease payments	331,914
Less imputed interest	(34,746)
Total operating lease liabilities	$297,168
As of October 31, 2023, we have additional operating leases for data centers and office space that had not yet commenced with total undiscounted lease payments of $71 million. These operating leases will commence between fiscal 2024 and fiscal 2026, with lease terms ranging from approximately three to six years.

Note 12. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the nine months ended October 31, 2023, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of October 31, 2023, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Stockholders’ Equity
Common Stock
As of October 31, 2023, there were 209 million shares of Class A common stock, net of treasury stock, and 54 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
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
During the three and nine months ended October 31, 2023, we repurchased approximately 0.7 million and 1 million shares of Class A common stock for approximately $148 million and $286 million, at an average price per share of $218.35 and $218.34, respectively. All repurchases were made in open market transactions. As of October 31, 2023, we were authorized to purchase a remaining $139 million of our outstanding shares of Class A common stock under the Share Repurchase Program.
Employee Equity Plans
In June 2022, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. As of October 31, 2023, we had 21 million shares of Class A common stock available for future grants.
In June 2022, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of October 31, 2023, 4 million shares of Class A common stock were available for issuance under the ESPP.

Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. RSU activity during the nine months ended October 31, 2023, was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	14,099	$206.38
RSUs granted	8,472	193.86
RSUs vested	(5,179)	202.76
RSUs forfeited	(1,269)	203.10
Balance as of October 31, 2023	16,123	201.22
As of October 31, 2023, there was a total of $2.5 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
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
As of October 31, 2023, there was a total of $23 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately four years.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. Stock option activity during the nine months ended October 31, 2023, was as follows (in thousands, except aggregate intrinsic value, which is reflected in millions, and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2023	115	$30.36	$17
Stock options exercised	(17)	35.03
Stock options canceled	—	—
Balance as of October 31, 2023	98	29.58	18
Vested and expected to vest as of October 31, 2023	98	29.58	18
Exercisable as of October 31, 2023	98	29.58	18
As of October 31, 2023, all stock options were fully vested with no remaining unrecognized compensation cost.

Note 14. Unearned Revenue and Performance Obligations
Unearned Revenue
Unearned revenue primarily consists of amounts we have the right to invoice in advance of performance under a customer contract. Total unearned revenue was $3.3 billion and $3.6 billion as of October 31, 2023, and January 31, 2023, respectively. Included in this balance are amounts related to professional services that are subject to cancellation and pro-rated refund rights of $70 million and $68 million as of October 31, 2023, and January 31, 2023, respectively.
Subscription services revenues of $1.4 billion and $1.2 billion were recognized during the three months ended October 31, 2023, and 2022, respectively, that were included in the unearned revenue balances as of July 31, 2023, and 2022, respectively. Subscription services revenues of $3.0 billion and $2.7 billion were recognized during the nine months ended October 31, 2023, and 2022, respectively, that were included in the unearned revenue balances as of January 31, 2023, and 2022, respectively. Professional services revenues recognized in the same periods from unearned revenue balances at the beginning of the respective periods were not material.
Transaction Price Allocated to the Remaining Performance Obligations
As of October 31, 2023, approximately $18.4 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $6.0 billion and $10.6 billion of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of October 31, 2023, were not material.
Note 15. Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Interest income	$80,004	$31,252	$214,268	$50,473
Interest expense (1)	(28,535)	(29,626)	(85,617)	(73,804)
Other (2)	(10,081)	2,537	(14,999)	(25,458)
Total other income (expense), net	$41,388	$4,163	$113,652	$(48,789)
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 10, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 16. Income Taxes
We reported an income tax provision of $25 million and $59 million for the nine months ended October 31, 2023, and 2022, respectively. The income tax provision for the nine months ended October 31, 2023, was primarily attributable to income tax expenses in profitable foreign jurisdictions and an increase in U.S. taxes due to capitalized research and development expenditures. The income tax provision for the nine months ended October 31, 2022, was primarily attributable to a taxable gain recognized from integrating intellectual property, income tax expenses in profitable foreign jurisdictions, and an increase in state taxes due to capitalized research and development expenditures.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on our ability to generate sufficient future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. Given our current and anticipated future earnings, we may release a significant portion of our valuation allowance if there is sufficient positive evidence that outweighs the negative evidence. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a corresponding decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance to be released is uncertain. As of October 31, 2023, we continue to maintain a full valuation allowance on our deferred tax assets in certain jurisdictions.

Note 17. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, net of treasury stock. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive shares of common stock, including our convertible senior notes, outstanding warrants related to the issuance of the convertible senior notes, and outstanding share-based awards consisting primarily of unvested RSUs and ESPP obligations. We determine the dilutive effect of outstanding share-based awards and warrants using the treasury stock method, and the dilutive effect of shares underlying our convertible senior notes using the if-converted method.
The net income (loss) per share is allocated based on the contractual participation rights of the Class A common shares and Class B common shares as if the income (loss) for the period had been distributed. As the liquidation and dividend rights are identical, the net income (loss) is allocated on a proportionate basis.
Basic and diluted net loss per share was the same for the three and nine months ended October 31, 2022, as the inclusion of potentially outstanding weighted-average shares of common stock would have been anti-dilutive due to the incurrence of net loss during these periods.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$90,101	$23,608	$(58,648)	$(16,073)	$152,222	$40,283	$(188,757)	$(52,295)
Denominator:
Weighted-average shares outstanding, basic	207,726	54,427	200,740	55,013	206,184	54,563	198,876	55,099
Net income (loss) per share, basic	$0.43	$0.43	$(0.29)	$(0.29)	$0.74	$0.74	$(0.95)	$(0.95)
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$90,101	$23,608	$(58,648)	$(16,073)	$152,222	$40,283	$(188,757)	$(52,295)
Reallocation of net income as a result of conversion of Class B to Class A common stock	23,608	—	—	—	40,283	—	—	—
Reallocation of net income to Class B common stock	—	(374)	—	—	—	(509)	—	—
Net income (loss) for diluted calculation	113,709	23,234	(58,648)	(16,073)	192,505	39,774	(188,757)	(52,295)
Denominator:
Weighted-average shares outstanding, basic	207,726	54,427	200,740	55,013	206,184	54,563	198,876	55,099
Conversion of Class B to Class A common stock	54,427	—	—	—	54,563	—	—	—
Dilutive effect of share-based awards	4,224	—	—	—	3,340	—	—	—
Weighted-average shares outstanding, diluted	266,377	54,427	200,740	55,013	264,087	54,563	198,876	55,099
Net income (loss) per share, diluted	$0.43	$0.43	$(0.29)	$(0.29)	$0.73	$0.73	$(0.95)	$(0.95)

The computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Shares related to outstanding share-based awards	1,882	16,105	2,774	15,453
Shares related to the convertible senior notes	—	5,182	—	6,928
Shares subject to warrants related to the issuance of convertible senior notes	—	7,818	—	7,818
Total	1,882	29,105	2,774	30,199
Note 18. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
United States	$1,404,124	$1,204,842	$4,012,660	$3,432,249
Other countries	461,551	394,261	1,324,093	1,137,309
Total revenues	$1,865,675	$1,599,103	$5,336,753	$4,569,558
Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in thousands):

	October 31, 2023	January 31, 2023
United States	$1,175,275	$1,206,486
Ireland	205,470	159,337
Other countries	91,782	84,709
Total long-lived assets	$1,472,527	$1,450,532

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
Since inception, we have also invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional services partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday and helping to deliver additional innovation and solutions, will drive additional customer subscriptions and continued growth in revenues. Due to our ability to leverage our expanding partner ecosystem, we expect the rate of professional services revenue growth to decline over time and continue to be lower than subscription revenue growth.
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
Our near-term revenues are relatively predictable as a result of our subscription-based business model. We have experienced, and may continue to experience, the lengthening of certain sales cycles and moderation of revenue growth rates, particularly within net new opportunities, and have provided certain customers with more flexible payment terms. If the economic uncertainty continues, we may also experience a negative impact on customer renewals, customer collections, sales and marketing efforts, customer deployments, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.

Financial Results Overview
The following table provides an overview of our key metrics (in thousands, except percentages, basis points, and headcount data):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2023	2022	Change	2023	2022	Change
Total revenues	$1,865,675	$1,599,103	17%	$5,336,753	$4,569,558	17%
Subscription services revenues	$1,691,116	$1,432,393	18%	$4,842,964	$4,071,804	19%

GAAP operating income (loss)	$87,855	$(26,321)	434%	$104,312	$(133,242)	178%
Non-GAAP operating income (1)	$462,098	$314,234	47%	$1,279,474	$904,344	41%

GAAP operating margin	4.7%	(1.6)%	630 bps	2.0%	(2.9)%	490 bps
Non-GAAP operating margin (1)	24.8%	19.7%	510 bps	24.0%	19.8%	420 bps

Operating cash flows	$450,775	$408,668	10%	$1,153,355	$962,743	20%
Free cash flows (1)	$390,827	$349,822	12%	$969,190	$676,284	43%

				As of October 31,
				2023	2022	% Change
Total subscription revenue backlog				$18,445,597	$14,095,906	31%
12-month subscription revenue backlog				$6,047,482	$4,962,071	22%
24-month subscription revenue backlog				$10,576,013	$8,622,191	23%

Cash, cash equivalents, and marketable securities				$6,879,984	$5,492,085	25%

Headcount				18,369	17,522	5%
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
Subscription services revenues accounted for approximately 91% of our total revenues for the three and nine months ended October 31, 2023, and represented 96% of our total unearned revenue as of October 31, 2023. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Subscription services revenues are recognized over time as services are delivered and consumed concurrently over the contractual term, beginning on the date our service is made available to the customer. Our subscription contracts typically have a term of three years or longer and are generally noncancelable. We generally invoice our customers annually in advance, and may provide certain customers flexible payment terms. Amounts that have been invoiced are initially recorded as unearned revenue.

Our professional services consulting engagements are billed on a time and materials basis or a fixed price basis. For contracts billed on a time and materials basis, revenues are recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenues are recognized over time based on the proportion of the professional services performed. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As the Workday-related consulting practices of our partner firms continue to develop, we expect these partners to increasingly contract directly with our subscription customers.
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
Results of Operations
Revenues
Our total revenues for the three and nine months ended October 31, 2023, and 2022, were as follows (in thousands, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2023	2022	% Change	2023	2022	% Change
Subscription services	$1,691,116	$1,432,393	18%	$4,842,964	$4,071,804	19%
Professional services	174,559	166,710	5%	493,789	497,754	(1)%
Total revenues	$1,865,675	$1,599,103	17%	$5,336,753	$4,569,558	17%
Total revenues were $1.9 billion for the three months ended October 31, 2023, compared to $1.6 billion for the prior year period, an increase of $267 million, or 17%. Subscription services revenues were $1.7 billion for the three months ended October 31, 2023, compared to $1.4 billion for the prior year period, an increase of $259 million, or 18%. The increase in subscription services revenues was primarily due to an increased number of new customers, expansion of our product offerings provided to existing customers, and strong customer renewals, with gross and net retention rates over 95% and over 100%, respectively. Professional services revenues were $175 million for the three months ended October 31, 2023, compared to $167 million for the prior year period, an increase of $8 million, or 5%. The increase in professional services revenues was primarily due to variations in project size and mix of deployment and integration services provided.

Total revenues were $5.3 billion for the nine months ended October 31, 2023, compared to $4.6 billion for the prior year period, an increase of $767 million, or 17%. Subscription services revenues were $4.8 billion for the nine months ended October 31, 2023, compared to $4.1 billion for the prior year period, an increase of $771 million, or 19%. The increase in subscription services revenues was primarily due to an increased number of new customers, expansion of our product offerings provided to existing customers, and strong customer renewals, with gross and net retention rates over 95% and over 100%, respectively. Professional services revenues were $494 million for the nine months ended October 31, 2023, compared to $498 million for the prior year period, a decrease of $4 million, or 1%. The decrease in professional services revenues was primarily due to variations in project size and mix of deployment and integration services provided and continuing to expand and leverage our service partners.
Subscription Revenue Backlog
As of October 31, 2023, our total subscription revenue backlog was $18.4 billion, with $6.0 billion and $10.6 billion expected to be recognized in revenues over the next 12 and 24 months, respectively. As of October 31, 2022, our total subscription revenue backlog was $14.1 billion, with $5.0 billion and $8.6 billion expected to be recognized in revenues over the next 12 and 24 months, respectively. The increase in subscription revenue backlog was primarily driven by an increased number of new customers, duration of customer contracts, expansion of our product offerings provided to existing customers, and strong customer renewals.
Operating Expenses
GAAP operating expenses were $1.8 billion for the three months ended October 31, 2023, compared to $1.6 billion for the prior year period, an increase of $152 million, or 9%. The increase in GAAP operating expenses included increases of $133 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $22 million related to marketing programs, and $18 million in third-party expenses for hardware maintenance and data center capacity, offset by a decrease of $21 million in depreciation expense related to equipment in our data centers primarily due to an increase in the estimated useful lives of our data center equipment from 3 years to 5 years, effective beginning fiscal 2024 (“change in useful lives of data center equipment”).
GAAP operating expenses were $5.2 billion for the nine months ended October 31, 2023, compared to $4.7 billion for the prior year period, an increase of $530 million, or 11%. The increase in GAAP operating expenses included increases of $453 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $58 million in third-party expenses for hardware maintenance and data center capacity, and $37 million related to marketing programs, offset by a decrease of $68 million in depreciation expense related to equipment in our data centers primarily due to the change in useful lives of data center equipment.
Non-GAAP operating expenses were $1.4 billion for the three months ended October 31, 2023, compared to $1.3 billion for the prior year period, an increase of $119 million, or 9%. The increase in non-GAAP operating expenses included increases of $94 million in employee-related expenses primarily due to higher average headcount, $22 million related to marketing programs, and $18 million in third-party expenses for hardware maintenance and data center capacity, offset by a decrease of $21 million in depreciation expense related to equipment in our data centers primarily due to the change in useful lives of data center equipment.
Non-GAAP operating expenses were $4.1 billion for the nine months ended October 31, 2023, compared to $3.7 billion for the prior year period, an increase of $392 million, or 11%. The increase in non-GAAP operating expenses included increases of $309 million in employee-related expenses primarily due to higher average headcount, $58 million in third-party expenses for hardware maintenance and data center capacity, and $37 million related to marketing programs, offset by a decrease of $68 million in depreciation expense related to equipment in our data centers primarily due to the change in useful lives of data center equipment.

Reconciliations of our GAAP to non-GAAP operating expenses were as follows (in thousands):

	Three Months Ended October 31, 2023
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$263,840	$(30,543)	$(9,140)	$224,157
Costs of professional services	181,400	(28,738)	(1,097)	151,565
Product development	618,736	(162,025)	(3,006)	453,705
Sales and marketing	537,816	(64,805)	(10,438)	462,573
General and administrative	176,028	(63,146)	(1,305)	111,577
Total costs and expenses	$1,777,820	$(349,257)	$(24,986)	$1,403,577

	Three Months Ended October 31, 2022
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$259,397	$(25,598)	$(14,100)	$219,699
Costs of professional services	176,396	(26,577)	(623)	149,196
Product development	565,727	(149,279)	(1,899)	414,549
Sales and marketing	470,196	(61,186)	(9,206)	399,804
General and administrative	153,708	(51,556)	(531)	101,621
Total costs and expenses	$1,625,424	$(314,196)	$(26,359)	$1,284,869

	Nine Months Ended October 31, 2023
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$758,551	$(89,793)	$(39,500)	$629,258
Costs of professional services	552,233	(87,532)	(5,537)	459,164
Product development	1,828,870	(493,934)	(18,806)	1,316,130
Sales and marketing	1,580,639	(211,560)	(35,222)	1,333,857
General and administrative	512,148	(187,810)	(5,468)	318,870
Total costs and expenses	$5,232,441	$(1,070,629)	$(104,533)	$4,057,279

	Nine Months Ended October 31, 2022
	GAAP Operating Expenses	Share-Based Compensation Expenses	Other Operating Expenses (1)	Non-GAAP Operating Expenses (2)
Costs of subscription services	$737,301	$(76,918)	$(45,022)	$615,361
Costs of professional services	524,398	(79,999)	(5,297)	439,102
Product development	1,655,071	(449,764)	(17,146)	1,188,161
Sales and marketing	1,358,198	(180,233)	(32,640)	1,145,325
General and administrative	427,832	(146,795)	(3,772)	277,265
Total costs and expenses	$4,702,800	$(933,709)	$(103,877)	$3,665,214
(1)Other operating expenses include amortization of acquisition-related intangible assets of $16 million and $21 million for the three months ended October 31, 2023, and 2022, respectively, and $58 million and $64 million for the nine months ended October 31, 2023, and 2022, respectively. In addition, other operating expenses include employer payroll tax-related items on employee stock transactions of $9 million and $5 million for the three months ended October 31, 2023, and 2022, respectively, and $46 million and $40 million for the nine months ended October 31, 2023, and 2022, respectively.
(2)See “Non-GAAP Financial Measures” below for further information.

Costs of Subscription Services
GAAP operating expenses in costs of subscription services were $264 million for the three months ended October 31, 2023, compared to $259 million for the prior year period, an increase of $4 million, or 2%. The increase in costs of subscription services included increases of $15 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, and $13 million in third-party expenses for hardware maintenance and data center capacity, offset by a decrease of $21 million in depreciation expense related to equipment in our data centers primarily due to the change in useful lives of data center equipment.
GAAP operating expenses in costs of subscription services were $759 million for the nine months ended October 31, 2023, compared to $737 million for the prior year period, an increase of $21 million, or 3%. The increase in costs of subscription services included increases of $40 million in third-party expenses for hardware maintenance and data center capacity, $37 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, and $11 million in facilities and IT-related expenses, offset by a decrease of $66 million in depreciation expense related to equipment in our data centers primarily due to the change in useful lives of data center equipment.
Non-GAAP operating expenses in costs of subscription services were $224 million for the three months ended October 31, 2023, compared to $220 million for the prior year period, an increase of $4 million, or 2%. The increase in costs of subscription services included increases of $13 million in third-party expenses for hardware maintenance and data center capacity and $10 million in employee-related expenses primarily due to higher average headcount, offset by a decrease of $21 million in depreciation expense related to equipment in our data centers primarily due to the change in useful lives of data center equipment.
Non-GAAP operating expenses in costs of subscription services were $629 million for the nine months ended October 31, 2023, compared to $615 million for the prior year period, an increase of $14 million, or 2%. The increase in costs of subscription services included increases of $40 million in third-party expenses for hardware maintenance and data center capacity, $24 million in employee-related expenses primarily due to higher average headcount, and $11 million in facilities and IT-related expenses, offset by a decrease of $66 million in depreciation expense related to equipment in our data centers primarily due to the change in useful lives of data center equipment.
We expect GAAP and non-GAAP operating expenses in costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
GAAP operating expenses in costs of professional services were $181 million for the three months ended October 31, 2023, compared to $176 million for the prior year period, an increase of $5 million, or 3%. The increase in costs of professional services included an increase of $9 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount.
GAAP operating expenses in costs of professional services were $552 million for the nine months ended October 31, 2023, compared to $524 million for the prior year period, an increase of $28 million, or 5%. The increase in costs of professional services included an increase of $38 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, offset by a decrease of $7 million in professional services and subcontractor expenses.
Non-GAAP operating expenses in costs of professional services were $152 million for the three months ended October 31, 2023, compared to $149 million for the prior year period, an increase of $2 million, or 2%. The increase in costs of professional services included an increase of $6 million in employee-related expenses primarily due to higher average headcount.
Non-GAAP operating expenses in costs of professional services were $459 million for the nine months ended October 31, 2023, compared to $439 million for the prior year period, an increase of $20 million, or 5%. The increase in costs of professional services included an increase of $30 million in employee-related expenses primarily due to higher average headcount, offset by a decrease of $7 million in professional services and subcontractor expenses.
We expect GAAP and non-GAAP costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as the number of our subscription customers continues to grow.

Product Development
GAAP operating expenses in product development were $619 million for the three months ended October 31, 2023, compared to $566 million for the prior year period, an increase of $53 million, or 9%. The increase in product development expenses included an increase of $46 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount.
GAAP operating expenses in product development were $1.8 billion for the nine months ended October 31, 2023, compared to $1.7 billion for the prior year period, an increase of $174 million, or 11%. The increase in product development expenses included an increase of $142 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount.
Non-GAAP operating expenses in product development were $454 million for the three months ended October 31, 2023, compared to $415 million for the prior year period, an increase of $39 million, or 9%. The increase in product development expenses included an increase of $32 million in employee-related expenses primarily due to higher average headcount.
Non-GAAP operating expenses in product development were $1.3 billion for the nine months ended October 31, 2023, compared to $1.2 billion for the prior year period, an increase of $128 million, or 11%. The increase in product development expenses included an increase of $96 million in employee-related expenses primarily due to higher average headcount.
We expect GAAP and non-GAAP product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
GAAP operating expenses in sales and marketing were $538 million for the three months ended October 31, 2023, compared to $470 million for the prior year period, an increase of $68 million, or 14%. The increase in sales and marketing expenses included increases of $40 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $19 million related to marketing programs, and $9 million in travel expenses.
GAAP operating expenses in sales and marketing were $1.6 billion for the nine months ended October 31, 2023, compared to $1.4 billion for the prior year period, an increase of $222 million, or 16%. The increase in sales and marketing expenses included increases of $161 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $34 million related to marketing programs, and $17 million in travel expenses.
Non-GAAP operating expenses in sales and marketing were $463 million for the three months ended October 31, 2023, compared to $400 million for the prior year period, an increase of $63 million, or 16%. The increase in sales and marketing expenses included increases of $35 million in employee-related expenses primarily due to higher average headcount, $19 million related to marketing programs, and $9 million in travel expenses.
Non-GAAP operating expenses in sales and marketing were $1.3 billion for the nine months ended October 31, 2023, compared to $1.1 billion for the prior year period, an increase of $189 million, or 16%. The increase in sales and marketing expenses included increases of $127 million in employee-related expenses primarily due to higher average headcount, $34 million related to marketing programs, and $17 million in travel expenses.
We expect GAAP and non-GAAP sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
GAAP operating expenses in general and administrative were $176 million for the three months ended October 31, 2023, compared to $154 million for the prior year period, an increase of $22 million, or 15%. The increase in general and administrative expenses included an increase of $24 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount.
GAAP operating expenses in general and administrative were $512 million for the nine months ended October 31, 2023, compared to $428 million for the prior year period, an increase of $84 million, or 20%. The increase in general and administrative expenses included an increase of $75 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount.
Non-GAAP operating expenses in general and administrative were $112 million for the three months ended October 31, 2023, compared to $102 million for the prior year period, an increase of $10 million, or 10%. The increase in general and administrative expenses included an increase of $12 million in employee-related expenses primarily due to higher average headcount.

Non-GAAP operating expenses in general and administrative were $319 million for the nine months ended October 31, 2023, compared to $277 million for the prior year period, an increase of $42 million, or 15%. The increase in general and administrative expenses included an increase of $32 million in employee-related expenses primarily due to higher average headcount.
We expect GAAP and non-GAAP general and administrative expenses will continue to increase in absolute dollars as we invest in our general and administrative organizations to support business growth.
Operating Margin
GAAP operating margin improved from (1.6)% for the three months ended October 31, 2022, to 4.7% for the three months ended October 31, 2023, primarily due to an increase in revenues, the moderation of operating expenses, and a decrease in depreciation expense related to equipment in our data centers primarily due to the change in useful lives of data center equipment.
GAAP operating margin improved from (2.9)% for the nine months ended October 31, 2022, to 2.0% for the nine months ended October 31, 2023, primarily due to an increase in revenues, the moderation of operating expenses, and a decrease in depreciation expense related to equipment in our data centers primarily due to the change in useful lives of data center equipment.
Non-GAAP operating margin improved from 19.7% for the three months ended October 31, 2022, to 24.8% for the three months ended October 31, 2023, primarily due to an increase in revenues, offset by the moderation of operating expenses and a decrease in depreciation expense related to equipment in our data centers primarily due to the change in useful lives of data center equipment.
Non-GAAP operating margin improved from 19.8% for the nine months ended October 31, 2022, to 24.0% for the nine months ended October 31, 2023, primarily due to an increase in revenues, offset by the moderation of operating expenses and a decrease in depreciation expense related to equipment in our data centers primarily due to the change in useful lives of data center equipment.
Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in thousands, except percentages):

	Three Months Ended October 31, 2023
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$87,855	$349,257	$24,986	$462,098
Operating margin	4.7%	18.7%	1.4%	24.8%

	Three Months Ended October 31, 2022
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(26,321)	$314,196	$26,359	$314,234
Operating margin	(1.6)%	19.6%	1.7%	19.7%

	Nine Months Ended October 31, 2023
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$104,312	$1,070,629	$104,533	$1,279,474
Operating margin	2.0%	20.1%	1.9%	24.0%

	Nine Months Ended October 31, 2022
	GAAP	Share-Based Compensation Expenses	Other Operating Expenses	Non-GAAP (1)
Operating income (loss)	$(133,242)	$933,709	$103,877	$904,344
Operating margin	(2.9)%	20.4%	2.3%	19.8%
(1)See “Non-GAAP Financial Measures” below for further information.

Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Total other income (expense), net	$41,388	$4,163	$113,652	$(48,789)
Other income, net for the three months ended October 31, 2023, primarily consisted of interest income of $79 million on our marketable debt securities from higher investment balances and rising interest rates, offset by interest expense of $28 million related to the Senior Notes and net losses of $14 million on our equity investments.
Other income, net for the three months ended October 31, 2022, primarily consisted of interest income of $31 million on our marketable debt securities from higher investment balances and rising interest rates, offset by interest expense of $30 million primarily related to the Senior Notes.
Other income, net for the nine months ended October 31, 2023, primarily consisted of interest income of $211 million on our marketable debt securities from higher investment balances and rising interest rates, offset by interest expense of $83 million related to the Senior Notes and net losses of $22 million on our equity investments.
Other expense, net for the nine months ended October 31, 2022, primarily consisted of interest expense of $74 million primarily related to the Senior Notes and net losses of $19 million on our equity investments, offset by interest income of $50 million on our marketable securities from higher investment balances and rising interest rates.
Liquidity and Capital Resources
As of October 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $6.9 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed of, in order from largest to smallest, U.S. treasury securities, corporate bonds, commercial paper, U.S. agency obligations, money market funds, and marketable equity investments. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
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
Our cash flows for the three and nine months ended October 31, 2023, and 2022, were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net cash provided by (used in):
Operating activities	$450,775	$408,668	$1,153,355	$962,743
Investing activities	(172,009)	(168,063)	(1,270,328)	(2,125,799)
Financing activities	(149,558)	(1,149,073)	(201,314)	1,211,716
Effect of exchange rate changes	(787)	(920)	(698)	(1,750)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$128,421	$(909,388)	$(318,985)	$46,910

Operating Activities
Cash provided by operating activities was $451 million and $409 million for the three months ended October 31, 2023, and 2022, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections and interest received from marketable debt securities, some of which is included in the Prepaid expenses and other assets caption on the Condensed Consolidated Statement of Cash Flows. Increases were partially offset by higher cash operating expenses, including the mid-year payout of our fiscal 2024 performance-based cash bonus program which did not occur in the prior fiscal year.
Cash provided by operating activities was $1.2 billion and $963 million for the nine months ended October 31, 2023, and 2022, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections and interest received from marketable debt securities. The improvement was offset by higher cash operating expenses, including payouts under our new performance-based cash bonus program, an interest payment on our Senior Notes that did not occur in the prior fiscal year due to the timing of our debt offering, and payments related to the workforce realignment announced in the fourth quarter of fiscal 2023.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2023, was $172 million, which primarily resulted from a cash outflow from the timing of purchases and maturities of marketable securities of $149 million and capital expenditures for data center and office space projects of $59 million, offset by proceeds of $46 million from sales of marketable securities.
Cash used in investing activities for the three months ended October 31, 2022, was $168 million, which primarily resulted from a cash outflow from the timing of purchases and maturities of marketable securities of $130 million and capital expenditures for data center and office space projects of $59 million, offset by proceeds of $20 million from sales of marketable securities.
Cash used in investing activities for the nine months ended October 31, 2023, was $1.3 billion, which primarily resulted from a cash outflow from the timing of purchases and maturities of marketable securities of $1.2 billion and capital expenditures for data center and office space projects of $181 million, offset by proceeds of $93 million from sales of marketable securities.
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
We expect capital expenditures will be approximately $250 million in fiscal 2024. This includes investments in our office facilities, corporate IT infrastructure, and customer data centers to support our continued growth.
Financing Activities
Cash used in financing activities was $150 million for the three months ended October 31, 2023, which was primarily due to repurchases of common stock under the Share Repurchase Program of $145 million.
Cash used in financing activities was $1.1 billion for the three months ended October 31, 2022, which was primarily due to the principal payment of $1.1 billion in connection with the conversion of our 2022 Notes.
Cash used in financing activities was $201 million for the nine months ended October 31, 2023, which was primarily due to due to repurchases of common stock under the Share Repurchase Program of $283 million, offset by $82 million in proceeds from the issuance of common stock from employee equity plans.
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
Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus total capital expenditures. See “Non-GAAP Financial Measures” below for further information.

Free cash flows improved to $391 million for the three months ended October 31, 2023, compared to $350 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections and interest received from marketable debt securities, partially offset by higher cash operating expenses, including the mid-year payout of our fiscal 2024 performance-based cash bonus program which did not occur in the prior fiscal year.
Free cash flows improved to $969 million for the nine months ended October 31, 2023, compared to $676 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections, interest received from marketable debt securities, and a reduction in capital expenditures for data center and office space projects. The improvement was offset by higher cash operating expenses, including payouts under our new performance-based cash bonus program, an interest payment on our Senior Notes that did not occur in the prior fiscal year due to the timing of our debt offering, and payments related to the workforce realignment announced in the fourth quarter of fiscal 2023.
Reconciliation of our GAAP net cash provided by (used in) operating activities to non-GAAP free cash flow is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$450,775	$408,668	$1,153,355	$962,743
Less: Total capital expenditures (1)	(59,948)	(58,846)	(184,165)	(286,459)
Free cash flows	$390,827	$349,822	$969,190	$676,284
(1)Total capital expenditures consists of Capital expenditures, excluding owned real estate projects of $59 million, $59 million, $181 million, and $286 million for the three and nine months ended October 31, 2023, and 2022, respectively, and Owned real estate projects of $1 million, $0.2 million, $3 million, and $0.4 million for the three and nine months ended October 31, 2023, and 2022, respectively.
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
We believe that the following critical accounting policies involve a high degree of judgement and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Business combinations, goodwill, and acquisition-related intangible assets
•Non-marketable equity investments
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. During the three and nine months ended October 31, 2023, there were no significant changes to our critical accounting policies and estimates, other than the change in useful lives of our data center equipment as described in Note 1. Overview and Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Non-GAAP Financial Measures
Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flows meet the definition of non-GAAP financial measures.
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
Free Cash Flows
We define free cash flows as net cash provided by (used in) operating activities minus total capital expenditures. We use free cash flows as a measure of financial progress in our business, as it balances operating results, cash management, and capital efficiency. We believe information regarding free cash flows provides investors and others with an enhanced view of cash flow generation from the ongoing operations of our business.
Limitations on the Use of Non-GAAP Financial Measures
A limitation of our non-GAAP financial measures of non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flows is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Further, the non-GAAP financial measure of non-GAAP operating expenses has certain limitations because it does not reflect all items of expense that affect our operations and are reflected in the GAAP financial measure of total operating expenses. In the case of share-based compensation, if we did not pay out a portion of compensation in the form of share-based compensation and related employer payroll tax-related items, the cash salary expense included in operating expenses would be higher, which would affect our cash position.
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

See “Results of Operations—Operating Expenses” and “Results of Operations—Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating expenses, GAAP operating income (loss), and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin, for the three and nine months ended October 31, 2023, and 2022.
See “Liquidity and Capital Resources—Free Cash Flows” for a reconciliation from the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flow, for the three and nine months ended October 31, 2023, and 2022.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of October 31, 2023, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $6.9 billion and $6.1 billion as of October 31, 2023, and January 31, 2023, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and marketable equity investments. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease of 100 basis points in interest rates would have resulted in a $47 million market value reduction or increase in our investment portfolio as of October 31, 2023. An immediate increase or decrease of 100 basis points in interest rates would have resulted in a $29 million market value reduction or increase in our investment portfolio as of January 31, 2023. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
We have experienced, and may in the future experience, defects, system disruptions, outages, and other performance problems, including the failure of our applications to perform properly. These problems may be caused by a variety of factors, including infrastructure and software or code changes, vendor issues, software and system defects, human error, viruses, worms, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. For example, in November 2023, we discovered that an issue in our product affecting certain customers resulted in document notifications being sent to unintended recipients within the same organization. We took prompt action to stop the unintended notifications from continuing to be generated and are notifying impacted customers. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Because of the large amount of data that we collect and process in our systems, it is possible that these issues could result in significant disruption, data loss or corruption, or cause the data to be incomplete or contain inaccuracies that our customers and other users regard as significant. Additionally, such issues have, and may in the future, result in vulnerabilities that could inadvertently result in unauthorized access to data. Furthermore, the availability or performance of our applications could also be adversely affected by our customers’ and other users’ inability to access the internet. For example, our customers and other users access our applications through their internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ and other users’ access to our applications, which could adversely affect their perception of our applications’ reliability and our revenues. In addition, certain countries have implemented or may implement legislative and technological actions that either do or can effectively regulate access to the internet, including the ability of internet service providers to limit access to specific websites or content. Other countries have attempted or are attempting to change or limit the legal protections available to businesses that depend on the internet for the delivery of their services.
Our customer agreements typically provide for monthly service level commitments. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our applications as a result of the foregoing or otherwise, we may be contractually obligated to issue service credits or refunds to customers, our customers may make warranty or other claims against us, we may choose to offer incentives to address customer satisfaction issues, or we could face contract terminations, which would adversely affect our attrition rates. Any extended service outages could result in customer losses and adversely affect our reputation, business, and operating results.
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
We host our applications and serve our customers and users from data centers operated by third parties located in the United States, Canada, and Europe. We also rely upon third-party hosted infrastructure partners globally, including AWS, Google LLC, and Microsoft Corporation, to serve customers and operate certain aspects of our services. While we control our applications and data, we do not control the facilities, operations, and the physical security of these locations. Disruption of or interference at our data centers or hosted infrastructure partners has and could in the future impact our operations and our business could be adversely impacted. For example, we have experienced disruptions at certain of our data centers in the U.S. due to high temperatures and power outages that resulted in a brief temporary outage of our services for a subset of our customers. Our data center and hosted infrastructure partner facilities may also be subject to capacity constraints, financial difficulties, break-ins, sabotage, intentional acts of vandalism and similar misconduct, natural catastrophic events, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit or delay operation.
If these data center operators or hosted infrastructure partners that we rely on are unable to keep up with our needs for capacity or do not continue to provide commercially reasonable terms, this could have an adverse effect on our business. Any changes in third-party service levels at these data centers or at our hosted infrastructure partners, or any errors, defects, disruptions, or other performance problems with our applications or the infrastructure on which they run, including those related to cybersecurity threats or attacks, could adversely affect our reputation and may damage our customers’ or other users’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers, subject us to potential liabilities, result in contract terminations, or adversely affect our renewal rates.
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
Our success and future growth depend largely upon the continued services of our executive officers, other members of senior management, and other key employees. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and they could terminate their employment with us at any time. In December 2022, we announced the resignation of Chano Fernandez from his role as Co-CEO and the appointment of Carl Eschenbach as our Co-CEO, alongside Aneel Bhusri. In June 2023, Barbara Larson stepped down from her role of CFO and Zane Rowe was appointed as our CFO. We expect there will be additional changes from time to time in our executive management team and to other key employee roles resulting from organizational changes or the hiring or departure of executives or other employees. These changes have the potential to disrupt our business, impact our ability to preserve our culture, negatively affect our ability to attract and retain talent, or otherwise have a serious adverse effect on our business and operating results.
To execute our growth plan, we must attract, enable, and retain highly qualified talent. Our ability to compete and succeed in a highly competitive environment is directly correlated to our ability to recruit and retain highly skilled employees, especially in the areas of product development, cybersecurity, senior sales executives, and engineers with significant experience in designing and developing software and internet-related services, including in the areas of artificial intelligence (“AI”). The market for skilled personnel in the software industry is very competitive, and as we are headquartered in the San Francisco Bay Area, we face intense competition among large and small organizations in the Silicon Valley market. The increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. In addition, the expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Recruiting qualified talent and developing them on our sales methodology, our sales systems, and the use of our software requires significant time, expense, and attention. Our business may be adversely affected if our efforts to attract and enable new members of our direct sales force do not generate a corresponding increase in revenues. We have experienced, and we expect to continue to experience, significant competition in hiring and retaining employees with appropriate qualifications.
Many of the companies with which we compete for experienced talent have greater resources than we have and may offer more lucrative compensation packages than we offer. Our business may be adversely affected if we are unable to retain our highly skilled employees, especially our senior sales executives. Job candidates and existing employees carefully consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, or if the mix of equity and cash compensation that we offer is not sufficiently attractive, it may adversely affect our ability to recruit and retain highly skilled employees. Additionally, job candidates may be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could have an adverse effect on hiring and result in a diversion of our time and resources. We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. Further, our current and future office environments or our current hybrid work policies may not meet the expectations of our employees or prospective employees, and may amplify challenges in recruiting. If we fail to attract new personnel or to retain our current personnel, our business and future growth prospects could be adversely affected.
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
Additional factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
•our ability to attract new customers, the financial condition and creditworthiness of our customers, and the timing and rate at which we sign agreements with new and existing customers;
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
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. Furthermore, macroeconomic conditions, including the economic downturn, could have a continuing impact on our plans to offer certain new features, enhancements, and modifications of our applications in a timely manner. If we are unable to provide new features, enhancements to user experience, and modifications in a timely and cost-effective manner that achieve market acceptance, align with customer expectations, and that keep pace with rapid technological developments and changing regulatory landscapes, our business and operating results could be adversely affected. For example, AI is propelling advancements in technology, but if we fail to innovate and keep up with advancements in AI technology or if Workday AI solutions fail to operate as expected, our business and reputation may be harmed. Some of our larger customers may also require features and functions unique to their business processes that we do not currently offer. In order to help ensure we meet these requirements, we may devote a significant amount of technology support and professional service resources to such customers. The success of enhancements, new features, and applications depends on several factors, including their timely completion, introduction, and market acceptance as well as access to development resources and the technologies required to build and improve our applications, such as the datasets required to train our AI models. If we are not successful in developing these new features, enhancements, modifications, and applications, and bringing them to market timely, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers.
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

The use of new and evolving technologies at Workday, such as AI, in our offerings may result in reputational harm and liability.
We are increasingly building AI into Workday's core and many of our specific offerings. As with many cutting-edge innovations, these technologies present new risks and challenges. A quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social, ethical, and other issues related to AI. Furthermore, existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. The risks and challenges presented by these technologies could undermine public confidence in AI, which could slow its adoption and affect our business. Many of our products are powered by AI, some of which include the use of large language models and generative AI, for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. Our developers are also experimenting with the use of third-party provided large language models for domain specific use cases, and at this stage the line between developers and deployers of these technologies, and their respective responsibilities and liabilities, are unclear. Our failure to accurately identify and address our responsibilities and liabilities in this uncertain environment, and adequately address relevant ethical and social issues that may arise with such technologies and use cases, as well as failure by others in our industry, or actions taken by our customers, employees, or end users (including misuse of these technologies), could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results. We have been subject to a lawsuit alleging that our products and services enable discrimination, and although we believe that such claims lack merit, legal proceedings can be lengthy, expensive and disruptive to our operations. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. We may be subject to other litigation and regulatory actions that may cause financial, competitive, and developmental impacts. Regardless of outcome, these types of claims could cause reputational harm to our brand or result in liability. Our employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI may express opinions that could introduce reputational or business harm, or legal liability or cease their relationship with us.
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

If our ESG practices do not align with or meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquirer, or service provider could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.
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
The financial and personnel resources we employ to implement and maintain security measures, including our information security risk insurance policy, may not be sufficient to address our security needs. The security measures we have in place may not be sufficient to protect against security risks, preserve our operations and services and the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches. Our logging may also not be sufficient to fully investigate the scope of an incident. Our information systems may be compromised by computer hackers, employees, contractors, or vendors, as well as software bugs, human error, technical malfunctions, or other malfeasance.
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

Following the European Union’s (“EU”) passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global data privacy compliance landscape has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, a new EU-U.S. Data Privacy Framework (“DPF”) is in place under which EU data can legally be transferred to the United States. However, it is expected to face legal challenges. Until challenges to the DPF make their way through the court system, uncertainty may continue about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, GDPR requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subcontractors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Other countries such as Russia, China, and India have also passed laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the United States present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, came into effect on January 1, 2023. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Numerous states have enacted, or are considering, privacy laws as well, creating a patchwork of state laws that may create compliance challenges. Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to and which may place additional burdens on us. Increasing sensitivity of individuals to unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate has and may continue to create a negative public reaction to technologies, products and services such as ours or otherwise expose us to liability.
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
Some of our products and services, such as Workday’s People Experience, Talent Optimization, and Financial product suites, currently utilize or will utilize new and evolving technologies such as AI. While existing laws and regulations may apply to these types of technologies, the overall regulatory environment governing these types of technologies is likely to evolve as government interest in these technologies increases. Regulation of these technologies, as well as other technologies that we utilize in our products and services, also varies greatly among international, federal, state, and local jurisdictions and is subject to significant uncertainty. Governments and agencies domestic and abroad may in the future change or amend existing laws, or adopt new laws, regulations, or guidance, or take other actions which may severely impact the permitted uses of our technologies. Any failure by us to comply with applicable laws, regulations, guidance, or other rules could result in costly litigation, penalties, or fines. In addition, these regulations and any related enforcement actions could establish and further expand our obligations to customers, individuals, and other third parties with respect to our products and services, limit the countries in which such products and services may be used, restrict the way we structure and operate our business, require us to divert development and other resources, and reduce the types of customers and individuals who can use our products and services. Furthermore, our customers may operate in foreign jurisdictions, including countries in which we don't operate, and may be subject to additional laws and regulations outside the scope of our products. Increased regulation and oversight of products or services which utilize or rely on these technologies may result in costly compliance burdens or otherwise increase our operating costs, detrimentally affecting our business. These new technologies could subject us to additional litigation brought by private parties, which could be costly, time-consuming, and distracting to management and could result in substantial expenses and losses.
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
As of October 31, 2023, we had federal and state net operating loss carryforwards due to prior period losses. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2024 and fiscal 2044. The federal net operating losses generated in and after fiscal 2018 do not expire and may be carried forward indefinitely. We also have federal research tax credit carryforwards, which if not utilized will expire between fiscal 2024 and fiscal 2044. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.
Unanticipated tax laws or any change in the application of existing tax laws to us or our customers and unanticipated changes in our effective tax rate may adversely impact our profitability and financial results.
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
Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in the valuation of deferred tax assets and liabilities and our ability to utilize them. We are also subject to tax examinations and while we regularly evaluate new information that may change our judgment resulting in recognition, derecognition or changes in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results or financial position.

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
In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Additionally, in April 2022, we entered into the 2022 Credit Agreement which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of October 31, 2023, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
As of October 31, 2023, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 45 million shares of Class B common stock and 0.8 million shares of Class A common stock. As of October 31, 2023, our Co-Founder, Co-CEO, and Chairperson Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
In addition, Mr. Bhusri has the ability to control the management and affairs of our company as a result of his position as a member of our Board of Directors and an officer of Workday. Mr. Bhusri, in his capacity as a board member and officer, however, owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders.
The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founders, as well as with other executive officers, directors, and affiliates, which limits or precludes the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2023. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended October 31, 2023 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
August 1, 2023 - August 31, 2023	133	$229.87	133	$256,290
September 1, 2023 - September 30, 2023	60	227.13	60	242,561
October 1, 2023 - October 31, 2023	484	214.11	484	138,929
Total	677		677
(1)In November 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and total amount of shares repurchased will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Share Repurchase Program has a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. As of October 31, 2023, we were authorized to purchase a remaining $139 million of our outstanding shares of Class A common stock under the Share Repurchase Program. For further information, see Note 13, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended October 31, 2023, the following directors and/or officers of Workday adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Action	Total Shares of Class A Common Stock to be Sold	Adoption Date	Expiration Date
Doug Robinson, Co-President	Adopt	12,484	October 2, 2023	November 29, 2024
Sayan Chakraborty, Co-President	Adopt	53,580(1)	October 4, 2023	December 31, 2024
George Still, Jr., Director	Adopt	37,500	October 5, 2023	June 30, 2025
(1)Includes shares to be withheld or sold by Workday in mandatory transactions to cover withholding taxes in connection with the settlement of equity awards.

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
Dated: November 28, 2023

Workday, Inc.

/s/ Zane Rowe
Zane Rowe Chief Financial Officer (Principal Financial and Accounting Officer)