Form 10-K
period 2024-01-31
Workday, Inc.
filed 2024-03-08
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of July 31, 2023 (based on a closing price of $237.13 per share) held by non-affiliates was approximately $49.0 billion. As of March 6, 2024, there were approximately 211 million shares of the registrant’s Class A common stock, net of treasury stock, and 53 million shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I
As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Our fiscal year ends on January 31. References to fiscal 2024, for example, refer to the year ended January 31, 2024.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future financial condition and operating results, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, beliefs, and projections about future events, conditions, and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict and many of which are outside of our control, such as those arising from the impact of recent macroeconomic events, including inflation, increased interest rates, and geopolitical factors, as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
ITEM 1. BUSINESS
Overview
Workday is a leading enterprise platform that helps organizations manage their most important assets – their people and money. Workday provides more than 10,000 organizations with AI-powered cloud solutions to help solve some of today’s most complex business challenges, including supporting and empowering their workforce, managing their finances and spend in an ever-changing environment, and planning for the unexpected.
Our purpose is to inspire a brighter work day for all. We strive to make the world of work and business better, and hope to empower customers to do the same through an innovative suite of solutions licensed by more than 65 million users around the world and across industries – from medium-sized businesses to more than 50% of the Fortune 500. Central to our purpose is a set of core values – with our employees as number one – along with customer service, innovation, integrity, fun, and profitability. We believe that having happy employees leads to happy customers, and we are committed to helping our customers adapt and thrive in this increasingly dynamic business environment.
As organizations face changing conditions, we believe the need for an intuitive, scalable, and secure platform that ties finance, people, suppliers, and plans together in one version of truth is more important than ever. Workday’s Artificial Intelligence (“Workday AI”) is built into our platform, allowing us to rapidly deliver and sustain models that can solve countless business problems. As a result, Workday AI helps deliver better employee experiences, increase productivity, improve operational efficiencies, and provide insights for faster, data-driven decision-making. Workday provides organizations with a unified system that can help them plan, execute, analyze, and extend to other applications and environments, thereby helping them continuously adapt how they manage their business and operations. To support this, Workday delivers weekly product updates in addition to major feature releases twice a year. Through this model, Workday customers are able to deliver and adopt innovations quickly and adapt at a time that fits their business needs. We sell our solutions worldwide primarily through direct sales through our field sales teams. We also offer professional services, as do our Workday Services Partners, to help customers deploy our solutions and continually adopt new capabilities.

In fiscal 2024, we announced the new Workday AI Marketplace to help our customers easily find and deploy certified artificial intelligence (“AI”) and machine learning (“ML”) partner solutions to propel their businesses into the future. In addition, we announced several new generative AI capabilities that are expected to be available to our customers in fiscal 2025, including capabilities that will help customers generate job descriptions in minutes and analyze and correct contracts for more accurate revenue recognition. Workday AI Gateway will enable developers to develop customized applications by providing access to Workday AI and ML services.
Our Capabilities
Workday’s suite of enterprise cloud applications addresses the evolving needs of the C-suite across various industries and are designed to be open, extensible, and configurable, allowing integration with other applications and the ability for users to build their own custom applications. Workday offers applications for Financial Management, Spend Management, Human Capital Management (“HCM”), Planning, and Analytics and Benchmarking.
Financial Management: Solutions for the Office of the Chief Financial Officer (“CFO”)
In the changing world of finance, Workday helps organizations accelerate their journeys towards becoming truly digital finance operations by giving them the tools they need to manage the strategic direction of their organizations while also supporting growth, profitability, and compliance and regulatory requirements. Workday’s suite of financial management applications, built on the Workday platform with Workday AI at the core, helps enable CFOs to maintain accounting information in the general ledger; manage core financial processes such as payables and receivables; identify real-time financial, operational, and management insights; improve financial consolidation; reduce time-to-close; promote internal control and auditability; and achieve consistency across global finance operations.
Spend Management: Solutions for the Office of the CFO
Workday provides procurement professionals with tools to support their businesses through the source-to-contract process, including a user experience designed for ease and collaboration. Workday offers a set of cloud-based spend management solutions that help organizations streamline supplier selection and contracts, manage indirect spend, and build and execute sourcing events, such as requests for proposals. Additionally, Workday offers an expense management solution that provides users with flexible ways to submit and approve expenses, while providing leaders the ability to set controls and analyze spend.
Human Capital Management: Solutions for the Office of the Chief Human Resources Officer (“CHRO”)
In the changing world of human resources (“HR”), Workday helps organizations identify and respond to rapidly changing conditions, whether they stem from shifting talent needs or a focus on belonging and diversity or employee engagement. Workday’s suite of HCM applications allows organizations to manage the entire employee lifecycle – from recruitment to retirement – enabling HR teams to hire, onboard, pay, develop and reskill, and provide meaningful employee experiences that are personalized and helpful, based on listening to the diverse needs of today’s workforce. For example, Workday Skills Cloud, one of our most widely-adopted AI use cases, helps organizations make the important shift to a skills-first approach, helping them prepare today for the jobs of tomorrow.
Planning: Solutions for the Offices of the CFO and CHRO
In today’s dynamic environment, businesses are continuously planning to model various scenarios and preparing to quickly respond to change. Workday provides an active planning process that can model across finance, workforce, sales, and operational data, helping organizations make more informed decisions and respond quickly to changing situations. Workday AI assists in creating forecasts that incorporate historical and third-party data, such as economic data and labor statistics. When combined with Workday’s financial management and HCM solutions, organizations are able to leverage real-time transactional data to dynamically adjust and recalibrate their plans.
Analytics and Benchmarking and Workday Cloud Platform: Solutions for the Offices of the Chief Information Officer (“CIO”), CFO, and CHRO
Workday helps leaders make sense of the vast amount of data they collect enterprise-wide. For example, information technology (“IT”) leaders are navigating the complexities of supporting employees in new environments, which requires them to deploy an adaptable, secure architecture to help ensure global continuity and productivity while remaining agile. Workday provides applications for analytics and reporting, including augmented analytics to surface insights to the line of business in simple-to-understand stories, machine learning to drive efficiency and automation, and benchmarks to compare performance against other organizations.

Industries: Solutions for the Offices of the CIO, CFO, and CHRO
Workday offers businesses flexible solutions to help them adapt to their industry-specific needs and respond to change. Workday’s applications serve industries such as financial services, healthcare, higher education, state and local government, and professional services. For example, Workday provides supply chain and inventory solutions to healthcare organizations, allowing them to purchase, stock, track, and replenish their inventory to help support patient care. In addition, higher education institutions can deploy Workday’s solutions to manage the end-to-end student and faculty lifecycle. Workday also enables its partner ecosystem to build industry-specific solutions. With Workday Extend, customers and their developers can build custom applications that can accommodate their unique industry business needs, complete with the same experience, security model, and reliability of the native applications offered by Workday.
Product Development
At Workday, innovation is a core value. Our culture encourages out-of-the-box thinking and creativity, which enables us to create applications designed to change the way people work. Our architecture enables us to deploy our solutions rapidly to meet evolving business needs. We invest a significant percentage of our resources in product development and are committed to rapidly building and/or acquiring new applications and solutions. Our product development organization is responsible for product design, development, testing, and certification. We focus our efforts on developing new applications and core technologies, as well as further enhancing the usability, functionality, reliability, security, performance, and flexibility of existing applications. To grow our unified suite of Workday applications, we primarily invest in research and development, but we also selectively acquire companies that are consistent with our design principles, existing product set, corporate strategy, and company culture. We also manage a portfolio of strategic investments through Workday Ventures, our strategic investment arm. We invest primarily in enterprise cloud technology companies that we believe are digitally transforming their industries, improving customer experiences, helping us expand our solution ecosystem or supporting other corporate initiatives. We plan to continue making these types of strategic investments as opportunities arise that we find attractive.
Human Capital
Workday was founded with the idea of putting people at the center of enterprise software, which is why employees are our number one core value. As of January 31, 2024, our global workforce consisted of approximately 18,800 employees in 32 countries, of which approximately 65% were located in the U.S. and 35% were located internationally. We consider our relations with our employees to be very good. Our Chief People Officer, in partnership with our Chief Diversity Officer, is responsible for developing and executing Workday’s human capital strategy, including programs focused on total rewards; belonging and diversity; and employee development, engagement, and wellbeing. Our Chief People Officer and CEO regularly update our Board of Directors and Compensation Committee on human capital matters and seek their input on subjects such as succession planning, executive compensation, and our company-wide equity programs.
Total Rewards
Our compensation philosophy is designed to establish and maintain a fair and flexible compensation program that attracts and rewards talented individuals who possess the skills necessary to support our near-term objectives, create long-term value for our stockholders, grow our business, and assist in the achievement of our strategic goals. We believe that providing employees with competitive pay, ownership in the company, and a wide range of benefits is fundamental to employees feeling valued, motivated, and recognized for their contributions. Equity ownership is a key element of our compensation program, allowing employees to share in Workday’s successes and aligning the interests of our employees with our stockholders. Additionally, our total rewards package includes a cash bonus program, an employee stock purchase plan, healthcare and retirement benefits, paid time off, family leave, and other wellness programs. We also offer specialized benefits such as a holistic global mental and emotional health program, onsite and virtual healthcare resources, a financial wellness program, and support for fertility options and new parents, as well as reimbursement of adoption costs.
Our Commitment to Pay Parity
We believe that all employees deserve to be paid fairly and equitably and be afforded an equal chance to succeed. We have a market-based pay structure that compares our roles to those of our peers in each region. This process helps ensure we pay according to the market value of the jobs we offer. We also have processes in place to make pay decisions based on internally consistent and fair criteria. Each year, we conduct a company-wide pay equity analysis to help ensure pay equity between men and women as well as a US-based analysis with respect to employees of different ethnicities. If we identify differences in pay, we research those differences and, where appropriate, make adjustments to employees’ pay.

Belonging and Diversity
We strive to be a workplace where all employees are valued for their unique perspectives and where we all collectively contribute to Workday’s success and innovation. Belonging and Diversity (“B&D”) helps us cultivate an equitable and inclusive environment for all. Whether it’s through creating resources and initiatives that enable and strengthen our culture, building inclusive products and technology, or hiring and developing diverse talent, our vision is to Value Inclusion, Belonging, and Equity (“VIBE”) for all. Our 12 Employee Belonging Councils (“EBCs”) play an integral role in fostering a culture of VIBE. Our EBCs, including Black @ Workday, Military and Veterans, and Workday for People with Disabilities, among others, provide a designated space for members and allies to advance inclusive business initiatives, enable professional development, promote connections, and bring greater visibility to diverse talent, as well as engage in community outreach activities.
As a part of our ongoing commitment to VIBE, we track progress and plan for the future by using our internally developed B&D products and solutions to assess equity and analyze diversity- and inclusion-related data that informs our VIBE strategy. Through these products, we can assess, measure, benchmark, and manage diversity and inclusion as well as empower our leaders to create B&D plans and measure performance and outcomes across areas such as hiring, development, and employee experience. Looking at our diversity data, we continue to make strides in our representation. As of January 31, 2024, women represented 42% of our global employees and 38% of our leadership positions globally, and underrepresented minorities (defined as those who identify as Alaskan native, American Indian, Black, Latinx, Native Hawaiian, Other Pacific Islander, and/or two or more races) represented 14% of our U.S. employees and 10% of our leadership positions in the U.S. We remain focused on increasing gender equity and representation globally, and continuing efforts to support our underrepresented communities.
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
Learning and Development
Our employees tell us they are most engaged when they are continuously being exposed to new things, empowered to build new skills, and able to make an impact. Our employees have instant access to training via several industry-leading learning platforms, which provide our global workforce with convenient, timely access to content from subject matter experts. We offer a number of educational resources, development opportunities, and a support community to guide employees throughout their Workday careers. For example, we developed Career Hub which helps our employees share skills and interests and receive relevant connections, curated learning content, and recommended jobs to help them on their career journeys. Using Workday AI, Career Hub provides workers with suggestions to grow their skills and capabilities and encourages them to build a plan as they explore opportunities for continued career development.
Additionally, to foster a strong culture of compliance and ethics, we conduct annual compliance and ethics training of our Code of Conduct for all employees. In fiscal 2024, we had a 100% completion rate for our annual Code of Conduct training.
Communication and Engagement
Our culture and how we treat people are paramount at Workday, and we believe that being transparent and facilitating information sharing are key to our success. Workday leverages multiple communication channels to engage and inform employees, including company meetings, town halls, internal websites, and social collaboration tools. We also use Workday Peakon Employee Voice to collect feedback in real time from our employees and turn that feedback into dialog and action. Since we introduced Workday Peakon Employee Voice in fiscal 2022, employees have provided over 486,000 confidential comments on the platform through weekly surveys and 95% of our employees have taken part in at least one survey, which reflects strong engagement by our employees. We receive data points from these surveys that help us identify actions to take to improve our company and our culture.
Buoyed by the opportunities offered by our own technology, our talent philosophy puts employees at the center of their own career and performance journey by providing them the tools and framework to further their careers. We have done this by establishing a clear philosophy and set of expectations. Every Workmate receives enablement on our performance and growth philosophy, what’s expected of them, and how to leverage these practices to ensure their own personal success and career growth at Workday. Our talent and performance dashboard provides a snapshot view of performance-related tasks, with a visual summary of goals, feedback, and growth opportunities. Employees can take action to update their contributions, capabilities, career, and connections using the quick links provided in the dashboard.

Health, Safety, and Wellbeing
At Workday, we take a holistic approach to our employees’ health and wellbeing and have created programs that focus on four core dimensions: Physical; Mental and Emotional; Financial; and Social and Flex. These programs go beyond traditional medical benefits and wellness offerings and allow employees to focus on their personal wellness goals as well as their mental health.
Our hybrid work model provides flexibility for our employees to work from home, while still bringing people together to foster collaboration and innovation. We offer new remote-based employees a stipend to enable them to have a comfortable work-from-home environment. To help keep health and mental wellness top of mind, we offer a series of programs and communications focused on mental health. These included tools and resources related to sleep, healthy eating, and mindfulness, as well as enhancements to our Employee Assistance Program to, among other things, facilitate timely access to culturally responsive mental health support for employees and their family members.
Our Global Workplace Safety team supports the traditional corporate areas of employee health and safety and physical security for Workday on a global scale. From the workplace to work-related travel, we strive to keep our employees safe with programs including safety awareness training, emergency response protocols, and our ergonomics and life safety team programs.
Giving and Doing
In support of our efforts to give back to the communities where we live and work and to further our culture, our employees donate time and expertise as mentors and volunteers to help close the skills gap. On top of our strategic, company-led social impact and employee volunteerism efforts, we also believe that giving back is even more rewarding when people get to make an impact through their favorite causes. We encourage and support employee giving and volunteering through programs such as our charitable donation matching gift program, our paid time off benefit for employees to volunteer and give back to their communities, and our team volunteer experience, where employee teams of five or more can volunteer with a charity partner of their choice and receive grants of up to $5,000.
Customers
We primarily sell to medium-sized and large, global organizations that span numerous industry categories, including professional and business services, financial services, healthcare, education, government, technology, media, retail, and hospitality.
We have built a company culture centered around customer success and satisfaction. As part of their subscription, customers are provided support services and tools to enhance their experience with Workday applications. This includes 24/7 support; training; a Customer Success Management group to assist customers in production; and Workday Community, an online portal where customers can collaborate and share knowledge and best practices. Additionally, we offer extensive customer training opportunities and a professional services ecosystem of experienced Workday consultants and system integrators to help customers achieve a timely adoption of Workday and enable them to enhance the value of our applications over the life of their subscription.
Sales and Marketing
We sell our subscription contracts and related services globally, primarily through our direct sales organization, which consists of field sales and field sales support personnel. The Workday Field Sales team is aligned by geography, industry, and/or customer size. We also segment our sales teams into two distinct groups: those focused on landing new customer relationships, and those focused on expanding our relationship within our existing customers. We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs and strategic relationships. Our marketing programs largely target senior business leaders, including CFOs, CHROs, and CIOs.
Our sales strategy is focused on both adding new customers and on growing our relationships with our existing customers to expand the adoption of our suite of solutions over time. As our customers realize the benefits of our entire suite of service offerings, we aim to upgrade the customers’ experience with new products and features, and gain additional subscriptions by targeting new functional areas and business units. Additionally, by extending our go-to-market capabilities globally, we aim to grow our business by selling to new customers in new regions.

Partner Ecosystem
As a core part of our strategy, we have developed and continue to grow a global ecosystem of partners to both broaden and complement our application offerings and to provide services designed to meet the complex needs of our customers both large and small. These relationships include independent software vendors, technology partners, and system integrators, who help deliver technology solutions and expertise to support our joint customers, as well as less traditional partners such as benefits brokers, who help introduce our solutions to their customers. Our growing ecosystem of partners helps accelerate our customers’ digital transformation initiatives. The Workday Marketplace allows customers to find solutions built on Workday’s platform that meet their specific needs, including trusted solutions from Workday-certified partners. We have also expanded existing relationships with Automatic Data Processing, Inc. (“ADP”) and Alight to enable a more streamlined experience for payroll administrators and with Amazon Web Services, Inc. (“AWS”) and Google Cloud to accelerate innovation and time to value for our customers. Our Industry Accelerator program combines Workday partners, solutions, and services to help speed cloud transformation efforts for banking, healthcare, insurance, and technology companies.
Seasonality
We have experienced seasonality in terms of when we enter into customer agreements for our services. Historically, we have signed a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each fiscal year due to customer buying patterns. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
Competition
The overall market for enterprise application software is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs, and frequent introductions of new products. We currently compete with large, well-established, enterprise software vendors, such as Oracle Corporation (“Oracle”) and SAP SE (“SAP”). We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based solutions. These vendors include Anaplan, Inc.; ADP; Coupa Software Inc.; Dayforce, Inc.; Infor, Inc.; Microsoft Corporation; and UKG Inc.
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
•total cost of ownership and flexibility of payment terms;
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
Summary of Risk Factors
The following summary provides an overview of the material risks we are exposed to in the normal course of our business activities. This risk factor summary does not contain all of the information that may be important to you, and you should read these together with the more detailed discussion of risks set forth following this section, as well as elsewhere in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks beyond those summarized below, or discussed elsewhere in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may apply to our activities or operations as currently conducted or as we may conduct them in the future, or to the markets in which we currently operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including those associated with the following:
•any compromise of our information technology systems or security measures (including of our critical suppliers and service partners), or the unauthorized access of customer or user data;
•any slowdown or failure of our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties, or the impact of service outages or delays in the deployment of our applications, or the failure of our applications to perform properly;
•privacy concerns and evolving domestic or foreign laws and regulations;
•the impact of continuing global economic and geopolitical volatility;
•any loss of key employees or the inability to attract, develop, and retain highly skilled employees;
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
•delays in the reflection of downturns or upturns in new sales in our operating results associated with long sales cycles and our subscription model;
•our ability to predict the rate of customer subscription renewals or adoptions;
•new and evolving technologies such as AI;
•any adverse litigation results;
•our ability to successfully integrate our applications with third-party technologies;
•our ability to realize the expected business or financial benefits of company, employee, or technology acquisitions;
•any failure to protect our intellectual property rights or any lawsuits against us for alleged infringement of third-party proprietary rights;
•government contracts and related procurement regulations;
•our existing and future debt obligations; and
•the limited ability of third parties to influence corporate matters due to our dual class structure and to seek a merger, tender offer, or proxy contest due to Delaware law and provisions in our organizational documents.

Risks Related to Our Business and Industry
Any slowdown or failure in our technical operations infrastructure or applications may subject us to liabilities and adversely affect our reputation and operating results.
We have experienced significant growth in the number of users, transactions, and data that our operations infrastructure supports. If we do not accurately predict our infrastructure requirements or fail to adapt and scale, we may experience service outages or delays, or significant increases in operating costs, which may adversely affect our business and operating results.
We have experienced, and may in the future experience, defects, system disruptions, outages, and other performance problems, including the failure of our applications to perform properly. These problems may be caused by a variety of factors, including infrastructure and software or code changes, vendor issues, software and system defects, human error, viruses, worms, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. All of these issues may result in increased operational costs, delays in new feature rollouts, customer loss, reputational damage, and legal or regulatory liability, including liability under customer contracts or for losses suffered by our customers.
Such issues have, and may in the future, result in certain parties having unauthorized access to data. For example, in November 2023, we discovered that an issue in our product affecting certain customers resulted in document notifications and PDF documents being sent to unintended recipients within the same organization. Because of the large amount of data that we collect and process in our systems, and the sensitive nature of such data, it is possible that these issues could result in significant disruption, data loss or corruption, or cause the data to be incomplete or contain inaccuracies that our customers and other users regard as significant.
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
Our insurance policies, including our errors and omissions insurance, may be inadequate or may not be available in the future on acceptable terms, or at all, to protect against claims and other legal actions arising from breaches of our contracts, disruptions in our service, including those caused by cybersecurity incidents, failures or disruptions to our infrastructure, catastrophic events and disasters, or otherwise. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
We depend on data centers and other infrastructure operated by third parties, as well as internet availability, and any disruption in these operations could adversely affect our business and operating results.
We host our applications and serve our customers and users globally from data centers operated by third parties and rely upon third-party hosted infrastructure partners to operate certain aspects of our services. We control our applications and data but we do not control the facilities, operations, and physical security of these locations. Disruption of or interference at our data centers or hosted infrastructure partners has and could in the future impact our operations and our business could be adversely impacted. For example, we have experienced disruptions at certain of our data centers in the U.S. due to high temperatures and power outages that resulted in a brief temporary outage of our services for a subset of our customers. Our data center and hosted infrastructure partner facilities may also be subject to cybersecurity breaches, capacity constraints, financial difficulties, break-ins, sabotage, intentional acts of vandalism and similar misconduct, natural catastrophic events, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit, or delay operations.
Furthermore, our customers and other users access our applications through their internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our customers’ and other users’ access to our applications, which could adversely affect their perception of our applications’ reliability and our revenues. In addition, certain countries have implemented or may implement legislative and technological actions that either do or can effectively regulate access to the internet, including the ability of internet service providers to limit access to specific websites or content.
Any changes in third-party service levels at data centers or at our hosted infrastructure partners, or any errors, defects, disruptions, or other performance problems with our applications or the infrastructure on which they run, including internet infrastructure, could adversely affect our reputation and may damage our customers’ or other users’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers, subject us to potential liabilities, result in contract terminations, or adversely affect our renewal rates.

The extent to which the continuing global economic and geopolitical volatility, and any resulting effect on customer spending, will continue to impact our business, financial condition, and operating results will depend on future developments, which are highly uncertain and difficult to predict.
We operate on a global scale, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. Global economic developments, geopolitical volatilities, downturns or recessions, and global health crises may negatively affect us or our ability to accurately forecast and plan our future business activity. In addition, geopolitical volatilities, including the Russia-Ukraine and Israel-Hamas conflicts, have led and could lead to further economic disruption. Any sustained adverse impacts from these and other recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.
Our future revenues rely on continued demand by existing customers and the acquisition of new customers who may be subject to economic hardship due to recent macroeconomic events, including concerns about inflation or the interest rate environment, and may delay or reduce their enterprise software spending to preserve capital and liquidity. In connection with recent macroeconomic events, we have experienced and may continue to experience delays in purchasing decisions from existing and prospective customers, increased demand for price concessions and delayed payment terms, and a reduction in customer demand. Our business, financial condition, and operating results may be negatively impacted in future periods due to the prolonged impacts of recent macroeconomic events, which may not be fully reflected in our operating results and overall financial performance until future periods.
To the extent recent macroeconomic events adversely affect our business, financial condition, and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
We may lose key employees or be unable to attract, train, and retain highly skilled employees.
Our success and future growth depend largely upon the continued services of our executive officers, other members of senior management, and other key employees. Effective February 1, 2024, the start of our fiscal 2025, in accordance with an established succession plan, Aneel Bhusri stepped down from his role as Co-CEO and assumed the role of Executive Chair, and Carl Eschenbach, formerly Co-CEO alongside Mr. Bhusri, assumed the role of sole CEO. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and they could terminate their employment with us at any time. Key employee changes have the potential to disrupt our business, impact our ability to preserve our culture, negatively affect our ability to attract and retain talent, or otherwise have a serious adverse effect on our business and operating results.
To execute our growth plan, we must attract, enable, and develop highly qualified talent. Our ability to compete and succeed in a highly competitive environment is directly correlated to our ability to recruit and retain highly skilled employees, especially in the areas of product development, cybersecurity, senior sales executives, and engineers with significant experience in designing and developing software and internet-related services, including in the areas of AI. The expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Our business may be adversely affected if our efforts to attract and enable new members of our direct sales force do not generate a corresponding increase in revenues. We have experienced, and we expect to continue to experience, significant competition in hiring and retaining employees with appropriate qualifications.
We must also continue to retain and motivate existing employees through our compensation practices, company culture, and career development opportunities. Further, our current and future office environments, such as our current hybrid work policies, may not meet the expectations of our employees or prospective employees, and may amplify challenges in recruiting. We believe that a critical component of our success has been our corporate culture and our core values. As we continue to grow and change, we may find it difficult to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions. Additionally, we and many of our stakeholders expect to have a corporate culture that embraces diversity and inclusion, and any inability to attract and retain diverse and qualified personnel may harm our corporate culture and our ability to innovate. Failure to maintain or adapt our culture could negatively affect our ability to attract new personnel or to retain our current personnel and our business and future growth prospects could be adversely affected.
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

Our primary competitors are Oracle and SAP, well-established providers of financial management and HCM applications, which have long-standing relationships with customers and partners. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based solutions. These vendors include, without limitation: Anaplan, Inc., ADP, Coupa Software Inc., Dayforce, Inc., Infor, Inc., Microsoft Corporation, and UKG Inc. In order to take advantage of customer demand for cloud applications, legacy vendors are expanding their cloud applications through acquisitions, strategic alliances, and organic development. In addition, other cloud companies that provide services in different target markets or industries may develop applications or acquire companies that operate in our target markets or industries, and some potential customers may elect to develop their own internal applications. As the market matures and as existing and new market participants introduce new types of technologies and different approaches that enable organizations to address their HCM and financial needs, we expect this competition to intensify in the future.
Furthermore, our current or potential competitors may be acquired by, or merge with, third parties with greater available resources and the ability to initiate or withstand substantial price competition. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. Many of our competitors also have major distribution agreements with consultants, system integrators, and resellers and such partners may prefer to maintain their existing relationships with competitors. With the introduction of new technologies, such as generative AI, we expect competition to intensify in the future. If our competitors’ products, services, or technologies become more accepted than our products, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, our competitors may offer their products and services at a lower price, or may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. Due to the complex nature of implementing financial management solutions, the lifecycle of the contracts for such solutions tends to be long. Therefore, if we lose a current customer to a competitor or fail to secure a prospective customer for financials management solutions, there is a long duration before we will be able to approach that customer again with our sales efforts for such solutions. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business and operating results.
We rely on our network of partners to drive additional growth of our revenues, and if these partners fail to perform, our ability to sell and distribute our products may be impacted, and our operating results and growth rate may be harmed.
Our strategy for additional growth depends, in part, on sales generated through our network of partners and professional services provided by our partners. If the operations of these partners are disrupted, including as a direct or indirect result of recent macroeconomic conditions, our own operations may suffer, which could adversely impact our operating results. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources, and we cannot ensure that these partnerships will result in increased customer adoption or usage of our applications or increased revenue. We may be at a disadvantage if our competitors are effective in providing incentives to our current or potential partners to favor their products or services or to prevent or reduce subscriptions to our services, or in negotiating better rates or terms with such partners, particularly in international markets where our potential partners may have existing relationships with our competitors. In addition, acquisitions of our partners by our competitors could end our strategic relationship with such acquired partner and result in a decrease in the number of our current and potential customers.
Our partner training and educational programs may not be effective or utilized consistently by partners. New partners may require extensive training and/or may require significant time and resources to achieve productivity. Changes to our direct go-to-market models may cause friction with our partners and may increase the risk in our partner ecosystem. The actions of our partners may subject us to lawsuits, potential liability, and reputational harm if, for example, any of our partners misrepresent the functionality of our products to customers, fail to perform services to our customers’ expectations, or violate laws or our corporate policies. In addition, our partners may utilize our platform to develop products and services that could potentially compete with products and services that we offer currently or in the future. Concerns over competitive matters or intellectual property ownership could constrain these partnerships. If we fail to effectively manage and grow our network of partners, maintain good relationships with our partners, or properly monitor the quality and efficacy of their service delivery, or if our partners do not effectively market and sell our subscription services, use greater efforts to market and sell their own products or services or those of our competitors, or fail to meet the needs or expectations of our customers, our ability to sell our products and efficiently provide our services may be impacted, and our operating results and growth rate may be harmed.

Sales to customers outside the United States or with international operations expose us to risks inherent in global operations.
The growth of our business and future prospects depends on our ability to increase our sales outside of the United States as a percentage of our total revenues. Operating globally requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. Our investments and efforts to further expand internationally may not be successful in creating additional demand for our applications outside of the United States or in effectively selling subscriptions to our applications in all of the markets we enter. Risks associated with doing business on a global scale that could adversely affect our business, include:
•the need to develop, localize, and adapt our applications and customer support for specific countries;
•the need to successfully develop and execute on a localized go-to-market strategy;
•the need to adhere to local laws and regulations, including those related to data localization, privacy, and anti-corruption;
•difficulties in appropriately staffing and managing foreign operations and providing appropriate compensation for local markets;
•difficulties in leveraging executive presence and maintaining company culture globally;
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
•restrictive governmental actions focused on cross-border trade, such as import and export restrictions, duties, quotas, tariffs, trade disputes, and barriers or sanctions, that may prevent us from offering certain portions of our products or services to a particular market, may increase our operating costs or may subject us to monetary fines or penalties;
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, privacy, intellectual property, and data protection laws and regulations;
•increased compliance costs related to government regulatory reviews or audits, including those related to international cybersecurity and environmental, social, and governance (“ESG”) requirements;
•increased financial accounting and reporting burdens and complexities;
•the effects of currency fluctuations on our revenues and expenses and customer demand for our services;
•restrictions on the transfer of funds;
•adverse tax consequences and tax rulings; and
•unstable economic and political conditions.
Any of the above factors may negatively impact our ability to sell our applications and offer services globally, reduce our competitive position in foreign markets, increase our costs of global operations, reduce demand for our applications and services from global customers, or subject us to legal or regulatory liability. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time an increasing portion of our sales contracts may be outside the U.S. and will therefore be denominated in local currencies. Fluctuations in the value of foreign currencies, which may be amplified by macroeconomic events, may impact our operating results when translated into U.S. dollars. Such fluctuations may also impact our ability to predict our future results accurately. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected.
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

In order for our customers to successfully implement our applications, they need access to highly skilled and trained service professionals. Third parties provide a majority of deployment services for our customers, but professional services may also be performed by our own staff or by a combination of the two. If customers are not satisfied with the quality and timing of work performed by us or a third party or with the type of professional services or applications delivered, or if we or a third party have not delivered on commitments made to our customers, then we could incur additional costs to address the situation, the revenue recognition of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers both domestic and abroad.
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
Our future success depends on the rate of customer subscription renewals, and our revenues or operating results could be adversely impacted if we do not achieve renewals at expected rates or on anticipated terms.
Our customers have no obligation to renew their subscriptions for our applications after the expiration of either the initial or renewed subscription period. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our applications and pricing, their awareness and adoption of the benefits and features of our applications, their ability to continue their operations and spending levels, reductions in their headcount, and the evolution of their business. If our customers do not renew their subscriptions for our applications on similar pricing terms or renew for fewer elements of our applications, our revenues may decline, and we may not be able to meet our revenue projections, which could negatively impact our business and the market price of our Class A common stock.
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
The use of new and evolving technologies in our offerings at Workday, including AI, may result in reputational harm and increased litigation.
We are increasingly building AI into Workday’s core and specific offerings. As with many cutting-edge innovations, these technologies can present new risks and challenges. A quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address social, ethical, and other issues related to AI. Furthermore, existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict and subject to change over time. The risks and challenges presented by these technologies could undermine public confidence in AI, which could slow its adoption and affect our business. Many of our products are powered by AI, some of which include the use of large language models and generative AI, for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. Our developers are also experimenting with the use of large language models provided by third parties for domain-specific use cases, and at this stage the line between developers and deployers of these technologies, including their respective responsibilities and liabilities, is unclear. Our failure to accurately identify and address our responsibilities and liabilities in this uncertain environment, and adequately address relevant ethical and social issues that may arise with such technologies and use cases, as well as failure by others in our industry, or actions taken by our customers, employees, or end users (including misuse of these technologies), could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or litigation, which may harm our financial condition and operating results. We already are defending against a lawsuit alleging that our products and services enable discrimination, and although we believe that such claims lack merit, and we succeeded in our initial motion to dismiss the claims, legal proceedings can be lengthy, expensive, and disruptive to our operations (particularly where, as in the present litigation, Plaintiff may seek to also litigate against certain of Workday’s customers). We may be subject to other litigation and regulatory actions that may cause financial, competitive, and developmental impacts, and could lead to legal liability. In addition, regardless of outcome, these types of claims could cause reputational harm to our brand. Our employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI may express opinions that could introduce reputational or business harm, or cease their relationship with us.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly operating results, including our revenues, subscription revenue backlog, operating margin, profitability, and cash flow, may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Additionally, we typically sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year, and this year-over-year compounding effect in billing patterns causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year.
Our quarterly financial results may fluctuate as a result of a variety of factors, including the risks described in this “Risk Factors” section, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. The extent to which recent macroeconomic events could continue to impact our operating results will depend on future developments, which are highly uncertain and difficult to predict. Fluctuations in our quarterly results and related impacts to any earnings guidance we may issue from time to time, including any modification or withdrawal thereof, may negatively impact the value of our securities.
If we are not able to realize a return on our current development efforts or offer new features, enhancements, and modifications to our services that are desired by current or potential customers, our business and operating results could be adversely affected.
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. If we are unable to provide new features, enhancements to user experience, and modifications in a timely and cost-effective manner that achieve market acceptance, align with customer expectations, and that keep pace with rapid technological developments and changing regulatory landscapes, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers and our business and operating results could be adversely affected. For example, AI is propelling advancements in technology, but if we fail to innovate and keep up with advancements in AI technology, if Workday AI solutions fail to operate as expected or do not meet customer expectations, or if we do not have sufficient access to development resources and the technologies required to build and improve our applications, such as the datasets required to train our AI models, our business and reputation may be harmed.
If we fail to develop and maintain widespread positive awareness of our brand, our business may suffer.
We believe that developing and maintaining widespread positive awareness of our brand is critical to our growth. However, brand promotion activities may not generate the customer awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand.
If we fail to successfully promote and maintain positive awareness of our brand, or we fail to expand positive awareness of our newer solutions or products, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread positive brand awareness that is critical for broad customer adoption of our applications and for the end user experience. Any unfavorable publicity or perception of our brand or our applications could negatively impact our ability to attract and retain customers and also make it more difficult to hire and retain employees.
If we are unable to successfully integrate our applications with a variety of third-party technologies, our business and operating results could be adversely affected.
We depend on relationships with third-party technology and content providers and other key suppliers, and are also dependent on third parties for the license of certain software and development tools that are incorporated into or used with our applications or used to help improve our own internal systems, processes, or controls. For example, we leverage software and services for development tools and to deliver applications from many third-party suppliers including AWS and Google LLC. If the operations of these third parties are disrupted, our own operations may suffer, which could adversely impact our operating results. Additionally, if we are unsuccessful in establishing or maintaining our relationships with these third parties, or if the quality of their products or performance is inadequate, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer.
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

As Workday Mobile becomes increasingly important to Workday’s customer experience, we also need to continuously modify and enhance our applications to keep pace with changes in third-party internet-related hardware, iOS, Android, other mobile-related operating systems, platforms, and technologies, and other third-party software, communication, browser, and database technologies, as well as with customer expectations. Any failure of our applications to operate effectively with future network platforms and other third-party technologies, or changes in such technologies that degrade the functionality of our products or give preferential treatment to competitive services, could reduce the demand for our applications, result in customer and end user dissatisfaction, and adversely affect our business and operating results.
We have acquired, and may in the future acquire, other companies, employee teams, or technologies, which could divert our management’s attention, result in additional indebtedness or dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.
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
These impacts may continue through integration activities. Moreover, we may be unable to complete proposed transactions timely or at all due to a failure to obtain any necessary funding to complete an acquisition in a timely manner or on favorable terms, the failure to obtain required regulatory or other approvals, litigation, or other disputes, which may obligate us to pay a termination fee. We also may not achieve the anticipated benefits from an acquisition due to a number of factors, including:
•inability or difficulty integrating the intellectual property, technology infrastructure, and operations of the acquired business, including difficulty in addressing security risks of the acquired business;
•inability to retain key personnel or challenges in integrating the workforce from the acquired company, including the inability to maintain our culture and values;
•acquisition-related costs, liabilities, or tax impacts, some of which may be unanticipated;
•difficulty in leveraging the data of the acquired business if it includes personal data;
•a failure to maintain the information systems of an acquired business, which could increase the risk of a security breach of such system;
•a failure to implement, restore, or maintain controls, procedures, or policies at the acquired company and an increased risk of non-compliance;
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
•adverse effects on our brand or existing business relationships with business partners and customers as a result of the acquisition, including integrating acquired technologies and a delay in market acceptance of and difficulty in transitioning new and existing customers to acquired product lines or services;
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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our operating results. Moreover, we may experience additional or unexpected changes in how we are required to account for our acquisitions pursuant to U.S. generally accepted accounting principles (“GAAP”), including arrangements that we may assume in an acquisition.
Acquisitions could also result in use of substantial portions of our available cash, which may limit other potential uses of cash, and dilutive issuances of equity securities or the issuance of debt, which could adversely affect our operating results. If we finance acquisitions by issuing debt, we could face constraints related to the terms of and repayment obligation related to the incurrence of such indebtedness. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and operating results may suffer.
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
Our aspirations and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.
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
•the ability of suppliers to meet our sustainability, diversity, and other ESG standards;
•our ability to recruit, develop, and retain diverse talent in our labor markets;
•the availability and cost of high-quality verified emissions reductions and renewable energy credits; and
•the ability to renew existing or execute on new virtual power purchase agreements.
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
Our applications involve the storage and transmission of our customers’ and other users’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, job candidates, customers, prospectus, and suppliers, as well as financial, accounting, health, and payroll data. Additionally, our operations and the availability of the services we provide also depend on our information technology systems. As a result, a compromise of our applications or systems, or unauthorized access to, acquisition, use, tampering, release, alteration, theft, loss, or destruction of sensitive data, or unavailability of data or our applications, has and could disrupt our operations or impact the availability or performance of our applications; expose us and our customers to regulatory obligations and enforcement actions, litigation, investigations, remediation and indemnity obligations, or supplemental disclosure obligations; damage our reputation and brand; or result in loss of customer, consumer, and partner confidence in the security of our applications, an increase in our insurance premiums, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, impairment to our business, and other potential liabilities or related fees, expenses, or loss of revenues.
The financial and personnel resources we employ to implement and maintain security measures, including our information security risk insurance policy, may not be sufficient to address our security needs. The security measures we have in place vary in maturity across the organization and may not be sufficient to protect against security risks, preserve our operations and services and the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches. Our logging may also not be sufficient to fully investigate the scope of an incident. Our information systems may be compromised by computer hackers, employees, contractors, or vendors, as well as software bugs, human error, technical malfunctions, or other malfeasance.

Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of security researchers, including those who appear to offer a solution to a vulnerability in exchange for some compensation, to sophisticated hacker organizations, including state-sponsored actors who may launch coordinated attacks, such as retaliatory cyber attacks stemming from the Russia-Ukraine conflict. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security events. As our market presence grows, we face increased risks of cybersecurity attack or other security threats. Key cybersecurity risks range from viruses, worms, ransomware, and other malicious software programs, to phishing attacks, to exploitation of software bugs or other defects, to targeted attacks against cloud services and other hosted software, to exploitation of unmanaged software or systems, any of which can result in a compromise of our applications or systems and the data we store or process, disclosure of Workday confidential information and intellectual property, production downtimes, reputational harm, and an increase in costs to the business. As the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and often are not identified until they are launched against a target, and because evidence of unauthorized activity may not have been captured or retained, or may be proactively destroyed by unauthorized actors, we may be unable to anticipate these attacks, assess the true impact they may have on our business and operations, or to implement adequate preventative measures. Future cyber-attacks and other security events may have a significant or material impact on our business and operating results.
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
Following the European Union’s (“EU”) passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global data privacy compliance landscape has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, a new EU-U.S. Data Privacy Framework (“DPF”) is in place under which EU data can legally be transferred to the United States. However, it is expected to face legal challenges. Until challenges to the DPF make their way through the court system, uncertainty may continue about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, GDPR requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subcontractors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Other countries such as Russia, China, and India have also passed laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the United States present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, came into effect on January 1, 2023. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Numerous states have enacted, or are considering, privacy laws as well, creating a patchwork of state laws that may create compliance challenges. Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to and which may place additional burdens on us. Increasing sensitivity of individuals to unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate has and may continue to create a negative public reaction to technologies, products, and services such as ours or otherwise expose us to liability.
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
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. These agreements may not be effective in controlling access to and distribution of our applications and proprietary information. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our applications.
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
Risks Related to Legal and Regulatory Matters
Unfavorable laws, regulations, interpretive positions, or standards governing new and evolving technologies that we incorporate into our products and services could result in significant cost and compliance challenges and adversely affect our business and operating results.
Some of our products and services, such as Workday’s People Experience, Talent Optimization, and Financial product suites, currently utilize or will utilize new and evolving technologies such as AI. The overall regulatory environment governing these types of technologies is likely to evolve as government interest in these technologies increases. Regulation of these technologies, as well as other technologies that we utilize in our products and services, also varies greatly among international, federal, state, and local jurisdictions and is subject to significant uncertainty. Governments and agencies domestic and abroad may in the future change or amend existing laws, or adopt new laws, regulations, or guidance, or take other actions which may severely impact the permitted uses of our technologies. Any failure by us to comply with applicable laws, regulations, guidance, or other rules could result in costly litigation, penalties, or fines. In addition, these regulations and any related enforcement actions could establish and further expand our obligations to customers, individuals, and other third parties with respect to our products and services, limit the countries in which such products and services may be used, restrict the way we structure and operate our business, require us to divert development and other resources, and reduce the types of customers and individuals who can use our products and services. Furthermore, our customers may operate in foreign jurisdictions, including countries in which we don’t operate, and may be subject to additional laws and regulations outside the scope of our products. Increased regulation and oversight of products or services which utilize or rely on these technologies may result in costly compliance burdens or otherwise increase our operating costs, detrimentally affecting our business. These new technologies could subject us to additional litigation brought by private parties, which could be costly, time-consuming, and distracting to management and could result in substantial expenses and losses.
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
We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for delays, interruptions, or termination by the government at any time, with or without cause, which may adversely affect our business and operating results and impact other existing or prospective government contracts.
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
Significant judgment is often required in the determination of our worldwide provision for (benefit from) income taxes. Our effective tax rate could be impacted by changes in the valuation of deferred tax assets and liabilities and our ability to utilize them. We are also subject to tax examinations and it is possible that the final determination of any examinations will have an adverse effect on our operating results or financial position.

Risks Related to Financial Matters
Because we encounter long sales cycles when selling to large customers and we recognize subscription services revenues over the term of the contract, downturns or upturns in new sales will not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription services revenues over time as services are delivered to the customer, which typically occurs over a period of three years or longer. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscription contracts in any single quarter may not be reflected in our revenue results for that quarter but will negatively impact our revenue in future quarters. Additionally, because much of our sales efforts are targeted at large enterprise customers, we may face greater costs, longer sales cycles, less predictability in completing some of our sales, and varying deployment timeframes.
Our typical sales cycles for new customers are six to twelve months but can extend for eighteen months or more, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt applications across our platform. We have seen and may continue to see instances of increased scrutiny from existing and prospective customers and the lengthening of certain sales cycles. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of new applications, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenues. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription services revenues from new customers generally are recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers, or customer insolvencies resulting from severe economic hardship, could have an impact on our subscription services revenues in any given period. Should there be any prolonged decrease in our customers’ headcounts, we could experience reduced subscription services revenues upon renewal or potentially outside of the renewal period, which could materially impact our business and operating results in any given period.
We have a history of cumulative losses, and we may not sustain profitability on a GAAP basis in the future.
Until recently, we had incurred significant net losses on a GAAP basis since our inception in 2005 and our quarterly operating results may fluctuate in the future. We expect our operating expenses to increase in the future due to substantial investments we have made and continue to make to acquire new customers and develop our applications, anticipated increases in sales and marketing expenses, employee headcount growth expenses, product development expenses, operations costs, and general and administrative costs. If our revenue growth does not meet estimates, we may not be able to adjust our spending quickly enough to avoid an adverse impact on our financial results, and therefore we may incur losses on a GAAP basis in the future. Furthermore, to the extent we are successful in increasing our customer base, we may incur net losses in the acquisition period because some costs associated with acquiring customers are incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years or longer. You should not consider any prior period GAAP-profitability and growth in revenues as indicative of our future performance. We cannot ensure that we will continue to achieve or sustain GAAP profitability in the future.
Our current and future indebtedness may adversely affect our financial condition and operating results.
In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027 (“2027 Notes”), $750 million aggregate principal amount of 3.700% notes due April 1, 2029 (“2029 Notes”), and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032 (“2032 Notes,” and together with the 2027 Notes and the 2029 Notes, “Senior Notes”). Additionally, in April 2022, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of January 31, 2024, we had no outstanding revolving loans under the 2022 Credit Agreement.
We may incur substantial additional debt in the future, some of which may be secured debt. It is possible that we will not be able to repay this indebtedness when due or refinance this indebtedness on acceptable terms or at all.
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

The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is challenging and costly. As we grow our operations and personnel, we will need to continue to improve our operational, financial, and management controls as well as our reporting systems and procedures. In the future, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the Financial Industry Regulatory Authority, the SEC, or other regulatory authorities, which could require additional financial and management resources. In addition, because we use Workday’s financial management application, any problems that we experience with financial reporting and compliance could be negatively perceived by prospective or current customers, and negatively impact demand for our applications.
Risks Related to Ownership of Our Class A Common Stock
Our Co-Founders have control over key decision making as a result of their control of a majority of our voting stock.
As of January 31, 2024, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 44 million shares of Class B common stock and 1 million shares of Class A common stock. As of January 31, 2024, our Co-Founder and Executive Chair, Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.3 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.2 million restricted stock units, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of January 31, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
The trading price of our Class A common stock has historically been volatile and could be subject to wide fluctuations in response to the risks described in this “Risk Factors” section, and other risks which are beyond our control. The factors that have and may in the future affect the trading price of our securities include, but are not limited to:
•guidance regarding our operating results and other financial metrics that we provide to the public, differences between our guidance and market expectations, our failure to meet our guidance, any withdrawal of previous guidance or changes from our historical guidance;
•changes in investor and analyst valuation models for our Class A common stock;
•announcements of technological innovations, new applications or enhancements to services, acquisitions, strategic alliances, or significant agreements by us or by our competitors;
•disruptions in our services due to computer hardware, software, or network problems or any announcements related to security incidents;
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
•any future issuances of our securities; and
•changes in the amounts or frequency of stock repurchases.
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
We may not realize the anticipated long-term stockholder value of our share repurchase programs.
In November 2022, our Board of Directors authorized a program under which we may repurchase up to $500 million of our outstanding shares of Class A common stock (“2022 Share Repurchase Program”), and in February 2024, the Board of Directors authorized a new program under which we may purchase up to an additional $500 million of our Class A common stock (“2024 Share Repurchase Program”). The 2022 and 2024 Share Repurchase Programs each have a term of 18 months, but the programs may be modified, suspended, or terminated at any time. Such repurchases may be made through open market transactions, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1, in accordance with applicable securities laws and other restrictions.
Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
The existence of the 2022 and 2024 Share Repurchase Programs could cause our stock price to trade higher than it otherwise would and could potentially reduce the market liquidity for our stock. The 2022 and 2024 Share Repurchase Programs may not enhance long-term stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of this program.
Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of the 2022 and 2024 Share Repurchase Programs. Furthermore, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, and other relevant factors.

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
•only our chair of the board, chief executive officer, co-presidents, or a majority of our Board of Directors are authorized to call a special meeting of stockholders;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all company risks. As part of this process appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.

We have implemented a variety of cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess and manage such material risks. Our approach includes: (1) an enterprise risk management program, which includes cybersecurity risks and is periodically refreshed; (2) security and privacy reviews designed to identify risks from many new features, software, and vendors; (3) a vulnerability management program designed to identify hardware and software vulnerabilities; (4) a variety of tools designed to monitor our networks, systems and data for suspicious activity; (5) an internal red team program, which simulates cyber threats, intended to allow us to fix vulnerabilities before threat actors identify them; (6) a threat intelligence program designed to model and research our adversaries; and (7) a variety of privacy, cybersecurity, and incident response trainings and simulations. We leverage industry standard security frameworks, including from the National Institute for Standards in Technology (NIST), the International Organization for Standardization (ISO), and the American Institute of Certified Public Accountants (AICPA), to evaluate our security controls, which vary in maturity across the business and are processes we work to continually improve.
We also maintain a privacy and cybersecurity incident response program to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Further, we conduct periodic tabletop exercises to test and fortify the controls of our cybersecurity incident response program. The incident response team assesses the severity and priority of incidents on a rolling basis, with escalations of higher severity cybersecurity incidents provided to our management team. If a cybersecurity incident is determined to be a potentially material cybersecurity incident, our disclosure controls and procedures define the steps to determine materiality and disclose such a material cybersecurity incident.
Our risk management approach is supplemented by external and internal enterprise risk management audits, which are designed to test the effectiveness of our security controls. We conduct penetration testing on a periodic basis and have established an external bug bounty program to allow security researchers to help identify vulnerabilities in our systems before they mature into real-world cybersecurity threats. We also maintain a vendor risk management program designed to identify and mitigate risks associated with third-party service providers, including those in our supply chain and those who have access to our customer or employee data or our systems. This program includes pre-engagement diligence, contractual security and notification provisions, and ongoing monitoring, as appropriate.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, financial condition, or results of operations, under the headings “We depend on data centers and other infrastructure operated by third parties, as well as internet availability, and any disruption in these operations could adversely affect our business and operating results,” “If we are unable to successfully integrate our applications with a variety of third-party technologies, our business and operating results could be adversely affected,” and “If our information technology systems are compromised or unauthorized access to customer or user data is otherwise obtained, our applications may be perceived as not being secure, our operations may be disrupted, our applications may become unavailable, customers and end users may reduce the use of or stop using our applications, and we may incur significant liabilities” included as part of our risk factor disclosures included in Item 1A of this report, which disclosures are incorporated by reference herein.
Governance
Our Board of Directors is actively involved in overseeing risks from cybersecurity threats. At least once a year, the Board of Directors discusses our programs and policies related to cybersecurity and risk initiatives and considers them closely both from a risk management perspective and as part of Workday’s business strategy. Additionally, the Board has delegated to our Audit Committee oversight of cybersecurity risks and processes to manage them. Our Audit Committee is comprised entirely of independent directors who regularly evaluate cybersecurity risks.
The materials presented to our Board and Audit Committee include updates on our data security posture, results from third-party assessments, progress towards predetermined risk-mitigation-related goals, our incident response plan, and certain cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The Board and Audit Committee generally receive materials, including a cybersecurity scorecard and other materials indicating current and emerging cybersecurity threat risks, and describing the company’s ability to mitigate those risks, and discuss such matters with our Chief Information Security Officer (“CISO”). Material cybersecurity threat risks are also considered during separate Board and committee meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, and other relevant matters.

Our CISO leads all aspects of our global cybersecurity program, including the identification, evaluation, and prioritization of security risks, as well as the company’s response to material security incidents. Our CISO joined Workday in 2010 and has served as our CISO since April 2018. Our CISO has more than 15 years of experience in cybersecurity and information technology risk management, including at a large public company and a recognized consulting firm. He also has a degree in information systems management.
Our cybersecurity program is also supported by a cross-functional leadership team that contributes to our information security and privacy programs and practices, as well as identifies and mitigates security and privacy risks. This team includes our CIO, our Chief Privacy Officer, and our Chief Legal Counsel. This team contributes to the development of the company’s cybersecurity strategy and is periodically updated regarding evolving cybersecurity risks and the in-place responsive actions. This team is also informed about the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described herein, including the operation of our incident response plan.
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
Stockholders
As of March 6, 2024, there were 17 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 65 stockholders of record of our Class B common stock.
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
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2019, in our Class A common stock, the S&P 500 Index, and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
01/31/2019
01/31/2020
01/31/2021
01/31/2022
01/31/2023
01/31/2024
Workday, Inc.
S&P 500 Index
S&P 1500 Application Software Index

Company/Index	1/31/2019	1/31/2020	1/31/2021	1/31/2022	1/31/2023	1/31/2024
Workday, Inc.	$100.00	$101.71	$125.34	$139.38	$99.94	$160.34
S&P 500 Index	100.00	121.67	142.63	175.83	161.36	194.90
S&P 1500 Application Software Index	100.00	133.60	176.27	195.48	158.36	238.99
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended January 31, 2024 (in millions, except number of shares which are reflected in thousands and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
November 1, 2023 - November 30, 2023	254	$231.93	254	$80
December 1, 2023 - December 31, 2023	204	273.53	204	24
January 1, 2024 - January 31, 2024	79	273.43	79	2
Total	537		537
(1)In November 2022, our Board of Directors authorized the 2022 Share Repurchase Program, under which we may repurchase up to $500 million of our outstanding shares of Class A common stock. As of January 31, 2024, we were authorized to purchase a remaining $2 million of our outstanding shares of Class A common stock under the 2022 Share Repurchase Program. In February 2024, our Board of Directors authorized the 2024 Share Repurchase Program, under which we may repurchase up to an additional $500 million of our outstanding shares of Class A common stock. For further information, see Note 14, Stockholders’ Equity and Note 21, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
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
The following discussion of our financial condition and results of operations covers fiscal 2024 and 2023 items and year-over-year comparisons between fiscal 2024 and 2023. Discussions of fiscal 2022 items and year-over-year comparisons between fiscal 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, that was filed with the SEC on February 27, 2023.
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
We have achieved significant growth since our inception in 2005. Our current financial focus is on growing our revenues, operating margin, and operating cash flows, and expanding both our customer base and our footprint within our existing customers. While we have a history of GAAP operating losses prior to fiscal 2024, we strive to invest in a disciplined manner across all of our functional areas to sustain continued near-term revenue growth and support our long-term initiatives. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues will decrease over the longer term as we grow our revenues, and we anticipate that we will gain economies of scale by increasing our customer base without direct incremental development costs.
We plan to reinvest a significant portion of our incremental revenues in future periods to grow our business. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling applications, enhance existing applications, and to address customers’ evolving needs. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and the Asia-Pacific region, by investing in product development and customer support to address the business needs of targeted local markets, increasing our sales organization and marketing programs, acquiring and leasing additional office space, and expanding our ecosystem of partners. We expect to make further significant investments in our data center capacity and equipment and third-party hosted infrastructure platforms as we plan for future growth. We are also investing in personnel to support our growing customer base.
We regularly evaluate acquisition and investment opportunities in complementary businesses, employee teams, services, technologies, and intellectual property rights in an effort to expand our product and service offerings, and expect to continue making acquisitions and investments in the future. While we remain focused on improving our operating margin, these acquisitions and investments may increase our costs on an absolute basis in the near term. Many of these investments will occur in advance of experiencing any direct benefit from them and could make it difficult to determine if we are allocating our resources efficiently.
Since inception, we have also invested heavily in our professional services organization to help ensure that customers successfully deploy and adopt our applications. Additionally, we continue to expand our professional services partner ecosystem to further support our customers. We believe our investment in professional services, as well as partners building consulting practices around Workday and helping to deliver additional innovation and solutions, will drive additional customer subscriptions and continued growth in revenues. As we continue to leverage our expanding partner ecosystem, we expect that professional services revenue will continue to decline over time as a percentage of total revenues.

Impact of Current Economic Conditions
Recent macroeconomic events including higher inflation and interest rates, as well as geopolitical factors including the Russia-Ukraine and Israel-Hamas conflicts, have negatively impacted the global economy and created continued uncertainty, volatility, and disruption of financial markets. Despite this, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers on their human capital and finance digital transformation journeys. Demand for our products remains strong, we continue to achieve solid new subscription bookings, and our near-term revenues are relatively predictable as a result of our subscription-based business model.
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
Financial Results Overview
The following table provides an overview of our key metrics (in millions, except percentages, basis points, and headcount data):

	As of and for the Years Ended January 31,
	2024	2023	Change
Total revenues	$7,259	$6,216	17%
Subscription services revenues	$6,603	$5,567	19%

GAAP operating income (loss)	$183	$(222)	182%
Non-GAAP operating income (1)	$1,740	$1,210	44%

GAAP operating margin	2.5%	(3.6)%	610 bps
Non-GAAP operating margin (1)	24.0%	19.5%	450 bps

Operating cash flows	$2,149	$1,657	30%
Free cash flows (1)	$1,917	$1,293	48%

Total subscription revenue backlog	$20,924	$16,448	27%
12-month subscription revenue backlog	$6,623	$5,512	20%
24-month subscription revenue backlog	$11,656	$9,677	20%

Cash, cash equivalents, and marketable securities	$7,813	$6,121	28%

Headcount	18,824	17,744	6%
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

Subscription services revenues accounted for approximately 91% of our total revenues during fiscal 2024, and represented 97% of our total unearned revenue as of January 31, 2024. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Subscription services revenues are recognized over time as services are delivered and consumed concurrently over the contractual term, beginning on the date our service is made available to the customer. Our subscription contracts typically have a term of three years or longer and are generally noncancelable. We generally invoice our customers annually in advance for subscription services. We may provide certain customers flexible payment terms and the timing of revenue recognition may differ from the timing of invoicing to our customers.
Our professional services consulting engagements are billed on a time and materials basis or a fixed price basis. We generally invoice our customers in arrears for our professional services. For contracts billed on a time and materials basis, revenues are recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenues are recognized over time based on the proportion of the professional services performed. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As the Workday-related consulting practices of our partner firms continue to develop, we expect these partners to increasingly contract directly with our subscription customers for services engagements.
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
Costs and Expenses
Costs of subscription services revenues. Costs of subscription services revenues consist primarily of expenses associated with hosting our applications and providing customer support, including employee-related expenses, expenses related to data center capacity and computing infrastructure operated by third parties, and depreciation of our data center equipment.
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

Results of Operations
Revenues
Our total revenues for fiscal 2024, 2023, and 2022, were as follows (in millions):

	Year Ended January 31,
	2024	2023	2022
Subscription services	$6,603	$5,567	$4,546
Professional services	656	649	593
Total revenues	$7,259	$6,216	$5,139
Total revenues were $7.3 billion for fiscal 2024, compared to $6.2 billion for fiscal 2023, an increase of $1.0 billion, or 17%. Subscription services revenues were $6.6 billion for fiscal 2024, compared to $5.6 billion for fiscal 2023, an increase of $1.0 billion, or 19%. The increase in subscription services revenues was primarily due to an increased number of new customers, expansion of our product offerings sold to existing customers, and strong customer renewals, with gross and net retention rates over 95% and over 100%, respectively. Professional services revenues were $656 million for fiscal 2024, compared to $649 million for fiscal 2023, an increase of $7 million, or 1%. Professional services revenues remained relatively consistent as we continued to leverage our service partners to contract directly with our subscription customers for services engagements.
Subscription Revenue Backlog
As of January 31, 2024, our total subscription revenue backlog was $20.9 billion, with $6.6 billion and $11.7 billion expected to be recognized in revenues over the next 12 and 24 months, respectively. As of January 31, 2023, our total subscription revenue backlog was $16.4 billion, with $5.5 billion and $9.7 billion expected to be recognized in revenues over the next 12 and 24 months, respectively. The increase in subscription revenue backlog was primarily driven by an increased number of new customers, timing of renewals for existing customers, expansion of our product offerings provided to existing customers, and longer duration of customer contracts.
Costs and Expenses
Our costs and expenses for fiscal 2024, 2023, and 2022, were as follows (in millions):

	Year Ended January 31,
	2024	2023	2022
Costs of subscription services	$1,031	$1,011	$796
Costs of professional services	740	704	632
Product development	2,464	2,271	1,879
Sales and marketing	2,139	1,848	1,462
General and administrative	702	604	486
Total costs and expenses	$7,076	$6,438	$5,255
Total costs and expenses were $7.1 billion for fiscal 2024, compared to $6.4 billion for fiscal 2023, an increase of $638 million, or 10%. The increase in total costs and expenses was primarily due to an increase of $516 million in employee-related expenses, including share-based compensation. The increase in employee-related expenses was mainly driven by higher headcount, partially offset by a $40 million impact from a workforce realignment that occurred in fiscal 2023 and a $28 million impact from a change in the vesting dates of all unvested restricted stock units (“RSU”) from the 15th to the 5th of each month (“vest date change”) in fiscal 2023. Additional increases in total costs and expenses included $66 million in third-party expenses for hardware maintenance and data center capacity, $56 million in facilities and IT-related expenses, $54 million related to marketing programs, and $38 million in travel expenses, offset by a decrease of $93 million in depreciation expense due to a change in the estimated useful lives of our data center equipment from 3 years to 5 years, effective beginning fiscal 2024 (“change in useful lives of data center equipment”).

Costs of Subscription Services
Costs of subscription services were $1.0 billion for fiscal 2024, compared to $1.0 billion for fiscal 2023, an increase of $20 million, or 2%. The increase in costs of subscription services included increases of $62 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $44 million in third-party expenses for hardware maintenance and data center capacity, and $16 million in facilities and IT-related expenses, offset by a decrease of $89 million in depreciation expense due to the change in useful lives of data center equipment.
We expect costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
Costs of professional services were $740 million for fiscal 2024, compared to $704 million for fiscal 2023, an increase of $36 million, or 5%. The increase in costs of professional services included an increase of $38 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount.
We expect costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as our subscription services revenues continue to grow as we expand both our customer base and our footprint within our existing customers.
Product Development
Product development expenses were $2.5 billion for fiscal 2024, compared to $2.3 billion for fiscal 2023, an increase of $193 million, or 8%. The increase in product development expenses included increases of $148 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $22 million in third-party expenses for hardware maintenance and data center capacity, and $15 million in facilities and IT-related expenses.
We expect product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
Sales and marketing expenses were $2.1 billion for fiscal 2024, compared to $1.8 billion for fiscal 2023, an increase of $291 million, or 16%. The increase in sales and marketing expenses included increases of $191 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $51 million related to marketing programs, $21 million in facilities and IT-related expenses, and $21 million in travel expenses.
We expect sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
General and administrative expenses were $702 million for fiscal 2024, compared to $604 million for fiscal 2023, an increase of $98 million, or 16%. The increase in general and administrative expenses included increases of $77 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount and $11 million in travel expenses.
We expect general and administrative expenses will continue to increase in absolute dollars as we invest in our general and administrative organizations to support business growth.

Share-based compensation
Costs and expenses include share-based compensation expenses as follows (in millions):

	Year Ended January 31,
	2024	2023	2022
Costs of subscription services	$120	$106	$86
Costs of professional services	116	111	113
Product development	653	619	543
Sales and marketing	282	249	216
General and administrative	245	210	154
Total share-based compensation expenses	$1,416	$1,295	$1,112
Percentage of total revenues	19.5%	20.8%	21.6%
Share-based compensation expenses increased by $121 million during fiscal 2024, primarily due to additional grants to new and existing employees, partially offset by the $28 million impact of the vest date change in fiscal 2023.
Share-based compensation expenses increased by $183 million during fiscal 2023, primarily due to additional grants to new and existing employees, and an acceleration of $28 million of expense related to the vest date change in fiscal 2023.
Equity compensation is an important element of our compensation philosophy. While we expect share-based compensation expense to grow in absolute dollars as we expand our global workforce, we expect it to continue to decline as a percentage of total revenues.
Operating Income (Loss) and Operating Margin
GAAP operating income (loss) increased from $(222) million, or (3.6)% of revenues, in fiscal 2023 to $183 million, or 2.5% of revenues, in fiscal 2024, primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses. This improvement also included a $93 million, or 1.3% of revenues, benefit from the change in useful lives of data center equipment.
Non-GAAP operating income increased from $1.2 billion, or 19.5% of revenues, in fiscal 2023 to $1.7 billion, or 24.0% of revenues in fiscal 2024, primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses. This improvement also included a $93 million, or 1.3% of revenues, benefit from the change in useful lives of data center equipment.
Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in millions, except percentages). See “Non-GAAP Financial Measures” below for further information.

	Year Ended January 31, 2024
	GAAP	Share-Based Compensation Expenses	Employer Payroll Tax-Related Items on Employee Stock Transactions	Amortization of Acquisition-Related Intangible Assets	Non-GAAP
Operating income (loss)	$183	$1,416	$66	$75	$1,740
Operating margin	2.5%	19.5%	0.9%	1.1%	24.0%

	Year Ended January 31, 2023
	GAAP	Share-Based Compensation Expenses	Employer Payroll Tax-Related Items on Employee Stock Transactions	Amortization of Acquisition-Related Intangible Assets	Non-GAAP
Operating income (loss)	$(222)	$1,295	$52	$85	$1,210
Operating margin	(3.6)%	20.8%	0.9%	1.4%	19.5%

	Year Ended January 31, 2022
	GAAP	Share-Based Compensation Expenses	Employer Payroll Tax-Related Items on Employee Stock Transactions	Amortization of Acquisition-Related Intangible Assets	Non-GAAP (2)
Operating income (loss)	$(116)	$1,112	$76	$78	$1,150
Operating margin	(2.3)%	21.6%	1.6%	1.5%	22.4%
Other Income (Expense), Net
Other income (expense), net consisted of the following (in millions):

	Year Ended January 31,
	2024	2023	2022
Total other income (expense), net	$173	$(38)	$132
Other income, net in fiscal 2024 was primarily due to interest income of $296 million on our marketable debt securities from higher investment balances and rising interest rates, offset by interest expense of $114 million related to our Senior Notes and net losses of $24 million on our equity investments.
Other expense, net in fiscal 2023 was primarily due to interest expense of $102 million on our debt primarily related to the Senior Notes and losses of $27 million on our equity investments. Expenses were offset by interest income of $98 million on our marketable securities from higher investment balances and rising interest rates.
Provision For (Benefit From) Income Taxes
The provision for (benefit from) income taxes consisted of the following (in millions):

	Year Ended January 31,
	2024	2023	2022
Provision for (benefit from) income taxes	$(1,025)	$107	$(13)
The income tax benefit for fiscal 2024 was primarily attributable to the $1.1 billion release of our valuation allowance related to all U.S. federal and state deferred tax assets, excluding certain state tax credits. For further information, see Note 17, Income Taxes, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
The income tax expense for fiscal 2023 was primarily attributable to a taxable gain recognized from integrating intellectual property, income tax expenses in profitable foreign jurisdictions, and an increase in state taxes due to capitalized research and development expenditures.
The income tax benefit for fiscal 2022 was primarily attributable to excess tax benefit from stock option deductions in foreign jurisdictions, reversal of previously accrued tax liabilities upon favorable tax audit results, and amortization of intangibles from business combinations.
The Organization for Economic Cooperation and Development (“OECD”) released Pillar Two model rules defining a 15% global minimum tax for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected in the near future. We are in the process of evaluating the potential impacts of Pillar Two. While we do not currently expect Pillar Two to have a material impact on our effective tax rate, our analysis is ongoing and incomplete, and it is possible that Pillar Two could have a material adverse effect on our tax liability.
Liquidity and Capital Resources
As of January 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $7.8 billion, which were primarily held for working capital purposes. Our cash equivalents and marketable securities are composed of, in order from largest to smallest, corporate bonds, U.S. treasury securities, commercial paper, money market funds, and U.S. agency obligations. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.

We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to the remaining term of contracted noncancelable subscription agreements, which are not reflected on the Consolidated Balance Sheets, and, if necessary, our borrowing capacity under our 2022 Credit Agreement that provides for $1.0 billion of unsecured financing, are sufficient to meet our working capital, capital expenditure, and debt repayment needs over the next 12 months and beyond.
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
Our cash flows for fiscal 2024, 2023, and 2022 were as follows (in millions):

	Year Ended January 31,
	2024	2023	2022
Net cash provided by (used in):
Operating activities	$2,149	$1,657	$1,651
Investing activities	(1,751)	(2,506)	(1,607)
Financing activities	(268)	1,204	110
Effect of exchange rate changes	(1)	(1)	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$129	$354	$153
Operating Activities
Cash provided by operating activities was $2.1 billion and $1.7 billion for fiscal 2024 and 2023, respectively. In fiscal 2024, the improvement in cash flow provided by operating activities was primarily due to an increase in sales and the related billings, strong cash collections, interest received from marketable debt securities, and a one-time intellectual property transfer tax payment made in fiscal 2023. The improvement was offset by higher cash operating expenses, including payouts under our new performance-based cash bonus program, an interest payment on our Senior Notes that did not occur in the prior fiscal year due to the timing of our debt offering, and payments related to the workforce realignment announced in fiscal 2023.
Investing Activities
Cash used in investing activities for fiscal 2024 was $1.8 billion, which primarily resulted from a cash outflow of $1.6 billion from the timing of purchases and maturities of marketable securities and total capital expenditures of $232 million for data center and office space projects, offset by proceeds of $144 million from sales of marketable securities.
Cash used in investing activities for fiscal 2023 was $2.5 billion, which primarily resulted from purchases of marketable securities, net of maturities, of $2.2 billion using the proceeds from the Senior Notes offering, total capital expenditures of $364 million for data center and office space projects, and purchases of $23 million for non-marketable equity and other investments. These payments were partially offset by proceeds of $116 million from sales of marketable and non-marketable securities.
We expect capital expenditures will be approximately $330 million in fiscal 2025. This includes investments in our customer data centers, office facilities, and corporate IT infrastructure to support our continued growth.
Financing Activities
For fiscal 2024, cash used by financing activities was $268 million, which was due to $423 million of repurchases of common stock under the 2022 Share Repurchase Program, offset by proceeds of $155 million from the issuance of common stock from employee equity plans.
For fiscal 2023, cash provided by financing activities was $1.2 billion, which was primarily due to proceeds of $3.0 billion from borrowings on the Senior Notes, net of debt discount of $22 million, and $152 million from the issuance of common stock from employee equity plans, offset by the principal payment of $1.15 billion in connection with the conversion of our 0.25% convertible senior notes (“2022 Notes”), repayment of $694 million for the term loan under the credit agreement entered into in April 2020 (“2020 Credit Agreement”), and $75 million of repurchases of common stock under the 2022 Share Repurchase Program.

Beginning in April 2024, we intend to fund withholding taxes due on employee equity awards by net share withholding, rather than our current approach of selling shares of our common stock on our employees’ behalf to cover taxes upon vesting of such awards. We expect this net share withholding approach will increase our financing cash outflows and reduce the number of shares that will be issued in connection with the vesting of our employee equity awards.
Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus total capital expenditures. See “Non-GAAP Financial Measures” below for further information.
Free cash flows improved to $1.9 billion for fiscal 2024, compared to $1.3 billion for fiscal 2023. The improvement was primarily due to increases in sales and the related billings, strong cash collections, interest received from marketable debt securities, a one-time intellectual property transfer tax payment made in fiscal 2023, and a reduction in capital expenditures for data center and office space projects. The improvement was offset by higher cash operating expenses, including payouts under our new performance-based cash bonus program, an interest payment on our Senior Notes that did not occur in the prior fiscal year due to the timing of our debt offering, and payments related to the workforce realignment announced in fiscal 2023.
Reconciliation of our GAAP net cash provided by (used in) operating activities to non-GAAP free cash flows is as follows (in millions):

	Year Ended January 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$2,149	$1,657	$1,651
Less: Total capital expenditures (1)	(232)	(364)	(435)
Free cash flows	$1,917	$1,293	$1,216
(1)Total capital expenditures consists of Capital expenditures, excluding owned real estate projects of $228 million, $360 million, and $264 million for fiscal 2024, 2023, and 2022, respectively, and Owned real estate projects of $4 million, $4 million, and $171 million for fiscal 2024, 2023, and 2022, respectively.
Share Repurchase Programs
In November 2022, our Board of Directors authorized the 2022 Share Repurchase Program, under which we may repurchase up to $500 million of our outstanding shares of Class A common stock. The 2022 Share Repurchase Program has a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock. For further information, see Note 14, Stockholders’ Equity, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
In February 2024, our Board of Directors authorized the 2024 Share Repurchase Program, under which we may repurchase up to an additional $500 million of our outstanding shares of Class A common stock. For further information, see Note 21, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Senior Notes, agreements for third-party hosted infrastructure platforms for business operations, leases for office space and co-location facilities for data center capacity, and other purchase obligations entered into in the ordinary course of business. The table below includes our material contractual obligations, excluding imputed interest, as of January 31, 2024 (in millions). For further information, see the associated Notes to Consolidated Financial Statements included in Part II, Item 8 of this report referenced in the table below.

		Payments Due by Period
	Total	Short-term	Long-term	Reference
Senior Notes (1)	$3,679	$110	$3,569	Note 11
Third-party hosted infrastructure platform obligations	1,857	180	1,677	Note 13
Operating leases	359	100	259	Note 12
Other purchase obligations	463	120	343	Note 13
	$6,358	$510	$5,848
(1)Consists of principal and interest payments on the Senior Notes.

Non-GAAP Financial Measures
Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating income, non-GAAP operating margin, and free cash flows meet the definition of non-GAAP financial measures.
Non-GAAP Operating Income and Non-GAAP Operating Margin
We use the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.
Our non-GAAP operating income and non-GAAP operating margin exclude the components listed below. For the reasons set forth below, we believe that excluding these components provides useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management, in comparing financial results across accounting periods and to those of peer companies, and to better understand the long-term performance of our core business.
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
•Employer payroll tax-related items on employee stock transactions. We exclude the employer payroll tax-related items on employee stock transactions in order to show the full effect that excluding share-based compensation expenses has on our operating results. Similar to share-based compensation expenses, this tax expense is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of the business.
•Amortization of acquisition-related intangible assets. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of its related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of ongoing operations. Although we exclude the amortization of acquisition-related intangible assets from these non-GAAP financial measures, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.
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
Limitations on the Use of Non-GAAP Financial Measures
A limitation of our non-GAAP financial measures of non-GAAP operating income, non-GAAP operating margin, and free cash flows is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Further, the non-GAAP financial measures of non-GAAP operating income, non-GAAP operating margin, and free cash flows have certain limitations as they do not reflect all items of expense or cash that affect our operations and are reflected in the corresponding GAAP financial measures. In the case of share-based compensation, if we did not pay out a portion of compensation in the form of share-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position.

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
See “Results of Operations—Operating Income (Loss) and Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating income (loss) and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin, for fiscal 2024, 2023, and 2022.
See “Liquidity and Capital Resources—Free Cash Flows” for a reconciliation from the most comparable GAAP financial measure, net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flows, for fiscal 2024, 2023, and 2022.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, judgments, and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that of our significant accounting policies, which are described in Note 2, Accounting Standards and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and operating results.
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
We believe the area we apply the most critical judgment when determining revenue recognition relates to the identification of distinct performance obligations.
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
Income Taxes
We record a provision for (benefit from) income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the net amount that is more likely than not to be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for (benefit from) income taxes in the period in which such determination is made.
We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50% likely to be realized upon settlement with the taxing authority. Significant judgment is required to evaluate uncertain tax positions. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our provision for (benefit from) income taxes in the period in which we make the change.
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

We test goodwill and acquisition-related intangible assets for impairment on an annual basis, or more frequently if a significant event or circumstance indicates impairment, by considering qualitative and quantitative factors. Significant qualitative inputs used in our impairment tests include, but are not limited to, consideration of general macroeconomic conditions, industry market conditions, Workday’s overall financial performance, and growth or declines in Workday’s share price. The primary quantitative input for our impairment test is Workday’s market capitalization as of the date of the analysis. We also evaluate the estimated remaining useful lives of acquisition-related intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization at least annually, or more frequently if significant events or circumstances indicate a change in expected use.
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
Change in Accounting Estimate
See Note 1, Overview and Basis of Presentation, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information on our change in estimated useful lives of our data center equipment in fiscal 2024.
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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of January 31, 2024, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $7.8 billion and $6.1 billion as of January 31, 2024, and 2023, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and marketable equity investments. The cash, cash equivalents, and marketable securities are held primarily for working capital purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease of 100 basis points in interest rates would have resulted in an approximately $57 million market value reduction or increase in our investment portfolio as of January 31, 2024. An immediate increase or decrease of 100 basis points in interest rates would have resulted in an approximately $29 million market value reduction or increase in our investment portfolio as of January 31, 2023. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORKDAY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workday, Inc. (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 8, 2024 expressed an unqualified opinion thereon.
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
March 8, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workday, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and our report dated March 8, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Francisco, California
March 8, 2024

WORKDAY, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares which are reflected in thousands and per share data)

	As of January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,012	$1,886
Marketable securities	5,801	4,235
Trade and other receivables, net of allowance for credit losses of $11 and $9, respectively	1,639	1,570
Deferred costs	232	191
Prepaid expenses and other current assets	255	226
Total current assets	9,939	8,108
Property and equipment, net	1,234	1,201
Operating lease right-of-use assets	289	249
Deferred costs, noncurrent	509	421
Acquisition-related intangible assets, net	233	306
Deferred tax assets	1,065	13
Goodwill	2,846	2,840
Other assets	337	348
Total assets	$16,452	$13,486
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$78	$154
Accrued expenses and other current liabilities	287	260
Accrued compensation	544	564
Unearned revenue	4,057	3,559
Operating lease liabilities	89	91
Total current liabilities	5,055	4,628
Debt, noncurrent	2,980	2,976
Unearned revenue, noncurrent	70	75
Operating lease liabilities, noncurrent	227	182
Other liabilities	38	40
Total liabilities	8,370	7,901
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 750,000 shares authorized; 213,676 and 204,507 shares issued; 210,674 and 203,354 shares outstanding, respectively	—	—
Class B common stock, $0.001 par value; 240,000 shares authorized; 53,188 and 54,637 shares issued and outstanding, respectively	—	—
Additional paid-in capital	10,400	8,829
Treasury stock, at cost; 3,002 and 1,153 shares held, respectively	(608)	(185)
Accumulated other comprehensive income (loss)	21	53
Accumulated deficit	(1,731)	(3,112)
Total stockholders’ equity	8,082	5,585
Total liabilities and stockholders’ equity	$16,452	$13,486
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except number of shares which are reflected in thousands and per share data)

	Year Ended January 31,
	2024	2023	2022
Revenues:
Subscription services	$6,603	$5,567	$4,546
Professional services	656	649	593
Total revenues	7,259	6,216	5,139
Costs and expenses (1):
Costs of subscription services	1,031	1,011	796
Costs of professional services	740	704	632
Product development	2,464	2,271	1,879
Sales and marketing	2,139	1,848	1,462
General and administrative	702	604	486
Total costs and expenses	7,076	6,438	5,255
Operating income (loss)	183	(222)	(116)
Other income (expense), net	173	(38)	132
Income (loss) before provision for (benefit from) income taxes	356	(260)	16
Provision for (benefit from) income taxes	(1,025)	107	(13)
Net income (loss)	$1,381	$(367)	$29
Net income (loss) per share, basic	$5.28	$(1.44)	$0.12
Net income (loss) per share, diluted	$5.21	$(1.44)	$0.12
Weighted-average shares used to compute net income (loss) per share, basic	261,344	254,819	247,249
Weighted-average shares used to compute net income (loss) per share, diluted	265,285	254,819	254,032
(1)Costs and expenses include share-based compensation expenses as follows:

	Year Ended January 31,
	2024	2023	2022
Costs of subscription services	$120	$106	$86
Costs of professional services	116	111	113
Product development	653	619	543
Sales and marketing	282	249	216
General and administrative	245	210	154
Total share-based compensation expenses	$1,416	$1,295	$1,112
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended January 31,
	2024	2023	2022
Net income (loss)	$1,381	$(367)	$29
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(1)	(2)	(3)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $5, $0, $0, respectively	18	(11)	(6)
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision of $2, $0, and $0, respectively	(49)	58	72
Other comprehensive income (loss), net of tax	(32)	45	63
Comprehensive income (loss)	$1,349	$(322)	$92
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)

	Year Ended January 31,
	2024	2023	2022
Additional paid-in capital:
Balance, beginning of period	$8,829	$7,284	$6,255
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	155	152	148
Share-based compensation	1,416	1,295	1,101
Exercise of convertible senior notes hedges	—	98	—
Cumulative effect of accounting changes	—	—	(220)
Balance, end of period	10,400	8,829	7,284
Treasury stock:
Balance, beginning of period	(185)	(12)	(12)
Exercise of convertible senior notes hedges	—	(98)	—
Common stock repurchases under share repurchase program	(423)	(75)	—
Balance, end of period	(608)	(185)	(12)
Accumulated other comprehensive income (loss):
Balance, beginning of period	53	8	(55)
Other comprehensive income (loss)	(32)	45	63
Balance, end of period	21	53	8
Accumulated deficit:
Balance, beginning of period	(3,112)	(2,745)	(2,910)
Net income (loss)	1,381	(367)	29
Cumulative effect of accounting changes	—	—	136
Balance, end of period	(1,731)	(3,112)	(2,745)
Total stockholders’ equity	$8,082	$5,585	$4,535

	Year Ended January 31,
	2024	2023	2022
Common stock shares:
Balance, beginning of period	257,991	251,209	242,667
Issuance of common stock under employee equity plans, net of shares withheld for employee taxes	7,720	7,156	8,417
Purchase of treasury stock from the exercise of convertible senior notes hedges	—	(635)	—
Settlement of convertible senior notes	—	635	—
Common stock repurchased	(1,849)	(450)	—
Other	—	76	125
Balance, end of period	263,862	257,991	251,209
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,381	$(367)	$29
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	282	364	344
Share-based compensation expenses	1,416	1,295	1,101
Amortization of deferred costs	213	175	139
Non-cash lease expense	96	92	86
(Gains) losses on investments	19	31	(146)
Accretion of discounts on marketable debt securities, net	(149)	(42)	3
Deferred income taxes	(1,058)	4	(22)
Other	(17)	57	9
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(87)	(319)	(208)
Deferred costs	(342)	(293)	(238)
Prepaid expenses and other assets	69	(14)	(35)
Accounts payable	(72)	86	9
Accrued expenses and other liabilities	(95)	136	51
Unearned revenue	493	452	529
Net cash provided by (used in) operating activities	2,149	1,657	1,651
Cash flows from investing activities:
Purchases of marketable securities	(6,150)	(7,183)	(2,859)
Maturities of marketable securities	4,519	4,949	2,804
Sales of marketable securities	144	104	199
Owned real estate projects	(4)	(4)	(171)
Capital expenditures, excluding owned real estate projects	(228)	(360)	(264)
Business combinations, net of cash acquired	(8)	—	(1,190)
Purchase of other intangible assets	(10)	(1)	(8)
Purchases of non-marketable equity and other investments	(16)	(23)	(123)
Sales and maturities of non-marketable equity and other investments	2	12	5
Net cash provided by (used in) investing activities	(1,751)	(2,506)	(1,607)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt discount	—	2,978	—
Repayments and extinguishment of debt	—	(1,844)	(38)
Payments for debt issuance costs	—	(7)	—
Repurchases of common stock	(423)	(75)	—
Proceeds from issuance of common stock from employee equity plans, net of taxes paid for shares withheld	155	152	148
Net cash provided by (used in) financing activities	(268)	1,204	110
Effect of exchange rate changes	(1)	(1)	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	129	354	153
Cash, cash equivalents, and restricted cash at the beginning of period	1,895	1,541	1,388
Cash, cash equivalents, and restricted cash at the end of period	$2,024	$1,895	$1,541
See Notes to Consolidated Financial Statements

	Year Ended January 31,
	2024	2023	2022
Supplemental cash flow data
Cash paid for interest	$110	$60	$13
Cash paid for income taxes, net of refunds	39	89	13
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	52	51	47

	As of January 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Consolidated Statements of Cash Flows
Cash and cash equivalents	$2,012	$1,886	$1,534
Restricted cash included in Prepaid expenses and other current assets	12	9	7
Total cash, cash equivalents, and restricted cash	$2,024	$1,895	$1,541
See Notes to Consolidated Financial Statements

Workday, Inc.
Notes to Consolidated Financial Statements
Note 1. Overview and Basis of Presentation
Description of the Business
Workday delivers applications for financial management, spend management, human capital management, planning, and analytics. With Workday, our customers have a unified system that can help them plan, execute, analyze, and extend to other applications and environments, thereby helping them continuously adapt how they manage their business and operations.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ended January 31, 2024.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, judgments, and assumptions include, but are not limited to, the identification of distinct performance obligations for revenue recognition, the determination of the period of benefit for deferred commissions, the realizability of deferred tax assets, the measurement of uncertain tax positions, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, and the valuation of non-marketable equity investments. Actual results could differ from those estimates, judgments, and assumptions, and such differences could be material to our consolidated financial statements.
In February 2023, we completed an assessment of the useful lives of our data center equipment, including servers, network equipment, and integrated complete server and network racks. Due to advances in technology, as well as investments in software that increased efficiencies in how we operate our data center equipment, we determined we should increase the estimated useful lives of data center equipment from 3 years to 5 years. This change in accounting estimate was effective beginning fiscal 2024. Based on the carrying amount of data center equipment that was in-service as of January 31, 2023, this change decreased depreciation expense by $93 million for fiscal 2024.
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by a chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. Our CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level. For fiscal 2024, our co-chief executive officers together served as CODM for purposes of segment reporting.
Effective February 1, 2024, Mr. Bhusri stepped down from his role as Co-CEO and assumed the role of Executive Chair, and Mr. Eschenbach became the sole CEO. In conjunction with the transition, Mr. Bhusri no longer serves as CODM for purposes of segment reporting effective February 1, 2024. Despite the change in the CODM, we determined that no change to segment reporting is necessary as there is no change in the components for which separate financial information are regularly evaluated.

Note 2. Accounting Standards and Significant Accounting Policies
Summary of Significant Accounting Policies
Revenue Recognition
We derive our revenues from subscription services and professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for services rendered. Revenues are recognized net of any taxes collected from customers which are subsequently remitted to governmental authorities.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenues when, or as, we satisfy a performance obligation.
Subscription Services Revenues
Subscription services revenues primarily consist of fees that provide customers access to one or more of our cloud applications for financial management, spend management, human capital management, planning, and analytics, with routine customer support. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally three years or longer in length and are generally noncancelable.
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
Contract Balances
We generally invoice our customers annually in advance for our subscription services and in arrears for our professional services. Payment terms and conditions vary by contract type and by customer, and payment is generally required within 30 days from date of invoicing. The timing of revenue recognition may differ from the timing of invoicing customers, and these timing differences result in trade receivables, contract assets, or contract liabilities (unearned revenue) on our Consolidated Balance Sheets.

Trade Receivables and Contract Assets
We record a trade receivable when an unconditional right to consideration exists, such that only the passage of time is required before payment of consideration is due. A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. The current and noncurrent portions of contract assets are included in Trade and other receivables and Other assets, respectively, on the Consolidated Balance Sheets.
We maintain an allowance for credit losses for expected uncollectible trade receivables and contract assets, which is recorded as an offset to trade receivables or contract assets. We assess our allowance for credit losses by taking into consideration forecasts of future economic conditions, information about past events, such as our historical trend of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. The allowance for credit losses is recorded in General and administrative expenses on the Consolidated Statements of Operations.
Unearned Revenue
Contract liabilities consist of unearned revenue, which is recorded when we invoice in advance of revenues being recognized from our contracts. Unearned revenue that is anticipated to be recognized during the succeeding twelve-month period is recorded as current unearned revenue and the remaining portion is recorded as noncurrent.
Fair Value Measurement
We measure our cash equivalents, marketable securities, and foreign currency derivative contracts at fair value at each reporting period using a fair value hierarchy that requires that we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In addition, we measure our non-marketable equity investments for which there has been an impairment or an observable price change from an orderly transaction for identical or similar investments of the same issuer at fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
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
When the fair value of a debt security is below its amortized cost, the amortized cost should be written down to its fair value if (i) it is more likely than not that management will be required to sell the impaired security before recovery of its amortized basis or (ii) management has the intention to sell the security. If neither of these conditions are met, we must determine whether the impairment is due to credit losses. To determine the amount of credit losses, we compare the present value of the expected cash flows of the security, derived by taking into account the issuer’s credit ratings and remaining payment terms, with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in Other income (expense), net on the Consolidated Statements of Operations. Non-credit related losses are recorded in Accumulated other comprehensive income (loss) (“AOCI”).
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

Equity Investments
We determine at the inception of each arrangement whether an investment or other interest is considered a variable interest entity (“VIE”). If the investment or other interest is determined to be a VIE, we must evaluate whether we are considered the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (2) has the obligation to absorb losses or the right to receive benefits from the VIE. For investments in VIEs in which we are considered the primary beneficiary, the assets, liabilities, and results of operations of the VIE are included in our consolidated financial statements. As of January 31, 2024, and 2023, there were no VIEs for which we were the primary beneficiary.
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
Marketable Equity Investments
We may hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. Marketable equity investments are included in Marketable securities on the Consolidated Balance Sheets. They are measured using quoted prices in active markets with changes recorded in Other income (expense), net on the Consolidated Statements of Operations. As of January 31, 2024, we had no marketable equity investments.
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
Derivative Financial Instruments and Hedging Activities
We use derivative financial instruments to manage foreign currency exchange risk. Derivative instruments are measured at fair value and recorded as either an asset or liability on the Consolidated Balance Sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments designated as cash flow hedges (“cash flow hedges”), which we use to hedge a portion of our forecasted foreign currency revenue and expense transactions, the gains or losses are recorded in AOCI on the Consolidated Balance Sheets and subsequently reclassified to the same line item as the hedged transaction on the Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments (“non-designated hedges”), which we use to hedge a portion of our net outstanding monetary assets and liabilities, the gains or losses are recorded in Other income (expense), net on the Consolidated Statements of Operations in the period incurred. Cash flows from the settlement of forward contracts designated as cash flow hedges and non-designated hedges are classified as operating activities on the Consolidated Statements of Cash Flows.
Our foreign currency contracts are classified within Level 2 of the fair value hierarchy because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation, except for land which is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as shown in the table below. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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
We have elected to combine lease and non-lease components for each of our existing underlying asset classes and to not include leases with a term of 12 months or less on our Consolidated Balance Sheets. We recognize variable lease costs, including common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor, in the Consolidated Statements of Operations in the period incurred. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that we will exercise such options.
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $194 million, $172 million, and $131 million for fiscal 2024, 2023, and 2022, respectively.

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
Income Taxes
We record a provision for (benefit from) income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the net amount that is more likely than not to be realized. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for (benefit from) income taxes in the period in which such determination is made.
We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50% likely to be realized upon settlement with the taxing authority. To the extent the assessment of such tax position changes, such difference will affect the provision for (benefit from) income taxes in the period in which we make the determination. We recognize interest accrued and penalties related to unrecognized tax benefits in the provision for (benefit from) income taxes.
Warranties and Indemnification
Our cloud applications are generally warranted to perform materially in accordance with our online documentation under normal use and circumstances. Additionally, our contracts generally include provisions for indemnifying customers against liabilities if use of our cloud applications infringe a third party’s intellectual property rights. We may also incur liabilities if we breach the security, privacy, and/or confidentiality obligations in our contracts. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements, as a result of these obligations.
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
Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, derivative instruments, and trade and other receivables. Our deposits exceed federally insured limits.
No customer individually accounted for more than 10% of trade and other receivables, net as of January 31, 2024, or 2023. No customer individually accounted for more than 10% of total revenues during fiscal 2024, 2023, or 2022.
Other than the United States, no country individually accounted for more than 10% of total revenues during fiscal 2024, 2023, or 2022.
In order to reduce the risk of disruption of our cloud applications, we have established data centers in various geographic regions. We serve our customers and users from data center facilities operated by third parties, located in North America and Europe. We have internal procedures to restore services in the event of disruption at one of our data center facilities. Even with these procedures for disaster recovery in place, our cloud applications could be significantly interrupted during the implementation of the procedures to restore services.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, and allows for adoption on a prospective basis, with a retrospective option. We are currently evaluating the impacts of the new standard.
Note 3. Investments
Debt Securities
As of January 31, 2024, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,072	$4	$(2)	$2,074
U.S. agency obligations	753	2	(1)	754
Corporate bonds	2,496	9	(5)	2,500
Commercial paper	1,232	—	—	1,232
Total debt securities	$6,553	$15	$(8)	$6,560
Included in Cash and cash equivalents	$759	$—	$—	$759
Included in Marketable securities	$5,794	$15	$(8)	$5,801

As of January 31, 2023, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,456	$—	$(7)	$2,449
U.S. agency obligations	325	—	(3)	322
Corporate bonds	967	1	(7)	961
Commercial paper	1,017	—	—	1,017
Total debt securities	$4,765	$1	$(17)	$4,749
Included in Cash and cash equivalents	$595	$—	$—	$595
Included in Marketable securities	$4,170	$1	$(17)	$4,154
The contractual maturities of debt securities were as follows (in millions):

January 31, 2024
Due within 1 year	$3,749
Due 1 year through 5 years	2,811
Total debt securities	$6,560
As of January 31, 2024, and 2023, the fair value of debt securities in an unrealized loss position was $2.4 billion and $3.1 billion, respectively, the majority of which had been in a continuous unrealized loss position for less than 12 months. We do not intend to sell these debt securities and it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost bases, which may be at maturity. We did not recognize any credit or non-credit related losses related to our debt securities during fiscal 2024, 2023, or 2022.
We sold $59 million, $98 million, and $162 million of debt securities during fiscal 2024, 2023, and 2022, respectively. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in millions):

		As of January 31,
	Consolidated Balance Sheets Location	2024	2023
Money market funds	Cash and cash equivalents	$1,017	$902
Non-marketable equity investments measured using the measurement alternative	Other assets	248	262
Marketable equity investments	Marketable securities	—	81
Total equity investments		$1,265	$1,245
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in millions):

	Year Ended January 31,
	2024	2023	2022
Net realized gains (losses) recognized on equity investments sold (1)	$6	$(1)	$22
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	(30)	(26)	122
Total net gains (losses) recognized in Other income (expense), net	$(24)	$(27)	$144
(1)Reflects the difference between the sale proceeds and the carrying value of the equity investments at the beginning of the fiscal year.

Non-Marketable Equity Investments Measured Using the Measurement Alternative
The carrying values for our non-marketable equity investments are summarized below (in millions):

	As of January 31,
	2024	2023
Total initial cost	$213	$207
Cumulative net unrealized gains (losses)	35	55
Carrying value	$248	$262
In fiscal 2024, we recorded impairment losses of $30 million. In fiscal 2023, we recorded upward adjustments to the carrying value of non-marketable equity investments of $8 million and impairment losses of $16 million. In fiscal 2022, we recorded upward adjustments to the carrying value of non-marketable equity investments of $58 million and a non-cash gain of $12 million related to our acquisition of Zimit.
Marketable Equity Investments
The carrying values for our marketable equity investments are summarized below (in millions):

	As of January 31,
	2024	2023
Total initial cost	$—	$39
Cumulative net unrealized gains (losses)	—	42
Carrying value	$—	$81
During fiscal 2024, we sold all of our marketable equity investments for proceeds of $87 million, with corresponding realized gains of $6 million. During fiscal 2023, we sold marketable equity investments for proceeds of $6 million, and the realized gains from the sales were not material. During fiscal 2022, we sold marketable equity investments for proceeds of $37 million, with corresponding realized gains of $7 million.
During fiscal 2023 and 2022, we recorded unrealized net losses of $18 million, and gains of $67 million, respectively, on marketable equity investments held as of the end of each period.
Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2024 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,074	$—	$—	$2,074
U.S. agency obligations	—	754	—	754
Corporate bonds	—	2,500	—	2,500
Commercial paper	—	1,232	—	1,232
Money market funds	1,017	—	—	1,017
Foreign currency derivative assets	—	46	—	46
Total assets	$3,091	$4,532	$—	$7,623
Foreign currency derivative liabilities	$—	$27	$—	$27
Total liabilities	$—	$27	$—	$27

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2023 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,449	$—	$—	$2,449
U.S. agency obligations	—	322	—	322
Corporate bonds	—	961	—	961
Commercial paper	—	1,017	—	1,017
Money market funds	902	—	—	902
Marketable equity investments	81	—	—	81
Foreign currency derivative assets	—	65	—	65
Total assets	$3,432	$2,365	$—	$5,797
Foreign currency derivative liabilities	$—	$34	$—	$34
Total liabilities	$—	$34	$—	$34
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
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $741 million and $612 million as of January 31, 2024, and 2023, respectively. Amortization expense for the deferred costs was $213 million, $175 million, and $139 million for fiscal 2024, 2023, and 2022, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	As of January 31,
	2024	2023
Computers, equipment, and software	$1,387	$1,286
Buildings	726	720
Leasehold improvements	213	202
Furniture, fixtures, and transportation equipment	99	91
Land and land improvements	81	81
Property and equipment, gross	2,506	2,380
Less accumulated depreciation and amortization	(1,272)	(1,179)
Property and equipment, net	$1,234	$1,201
Depreciation expense totaled $203 million, $275 million, and $263 million for fiscal 2024, 2023, and 2022, respectively.
Related-Party Transactions
There were no material related party transactions related to our property and equipment in fiscal 2024 or 2023.

Aircraft Purchase
During fiscal 2022, we purchased an aircraft from an affiliate of our Co-Founder and CEO Emeritus, David Duffield, for approximately $24 million in cash. The aircraft was purchased primarily for the purpose of business travel by our Co-Founder and Executive Chair, Mr. Bhusri, and other Workday executives. In approving the related-party transaction, the Audit Committee of our Board of Directors considered the benefits to Workday of purchasing the aircraft, independent appraisals, the terms of the related purchase agreement, and the extent and nature of Mr. Duffield’s interest in the transaction. The aircraft is included in the Furniture, fixtures, and transportation equipment category in the table above.
Leased Property Purchase
During fiscal 2022, we purchased certain leased office space (“Property”) within our corporate headquarters from an affiliate of Mr. Duffield for $173 million in cash. In deciding to purchase the Property, the independent members of our Board of Directors considered the benefits to Workday, including the importance of obtaining control of the Property, which is part of Workday’s headquarters campus, and the long-term cost savings from ownership as compared to continuing to lease the Property. Our Board of Directors also considered independent appraisals, comparable transaction data, and the extent and nature of Mr. Duffield’s interest in the transaction. The carrying value of the Property upon purchase was $158 million, calculated as the purchase price less approximately $15 million which represents the difference between the carrying values of the right-of-use asset and lease liability of the Property immediately prior to the purchase. For further information, see Note 12, Leases.
Note 7. Business Combinations
There were no material business combinations in fiscal 2024 or 2023.
Fiscal 2022
VNDLY Acquisition
On December 21, 2021, we acquired all outstanding stock of VNDLY, a cloud-based external workforce and vendor management technology. With VNDLY, Workday provides organizations with a unified workforce optimization solution that helps organizations manage all types of workers—salaried, hourly, contingent, and outsourced—and support a holistic talent strategy, including insight into costs, workforce planning needs, and compliance. We have included the financial results of VNDLY in our consolidated financial statements from the date of acquisition.
The total acquisition-date fair value of the purchase consideration was $473 million, which was paid in cash. In connection with the acquisition, we issued approximately 152 thousand shares of our Class A common stock to certain key VNDLY employees, with 50% of such shares issued following the first anniversary of the closing date of the acquisition and the remaining 50% to be issued following the second anniversary of the closing date, subject to service conditions. The aggregate fair value of the equity was accounted for as post-acquisition share-based compensation expense.
The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The purchase consideration allocation, which includes measurement period adjustments, was as follows (in millions):

Cash	$23
Acquisition-related intangible assets	40
Goodwill	412
Other assets	3
Deferred tax liability	(3)
Other liabilities	(2)
Total	$473

The fair values and weighted-average useful lives of the acquired intangible assets by category were as follows (in millions, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$27	4
Customer relationships	13	13
Total acquisition-related intangible assets	$40	7
The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating VNDLY’s technology into our product portfolio. The goodwill is not deductible for income tax purposes.
Separate operating results and pro forma results of operations for VNDLY have not been presented as the effect of this acquisition was not material to our financial results.
Zimit Acquisition
On September 28, 2021, we acquired all outstanding stock of Zimit, a CPQ solution built for services industries. With Zimit, Workday delivers a comprehensive quote-to-cash process automation offering that provides services organizations increased visibility across the entire revenue cycle. We have included the financial results of Zimit in our consolidated financial statements from the date of acquisition.
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
Peakon Acquisition
On March 9, 2021, we acquired all outstanding stock of Peakon, an employee success platform that converts feedback into actionable insights, for $702 million. With Peakon, Workday provides organizations with a continuous listening platform, including real-time visibility into employee experience, sentiment, and productivity, to help drive employee engagement and improve organizational performance. We have included the financial results of Peakon in our consolidated financial statements from the date of acquisition.
The acquisition-date fair value of the purchase consideration consisted of the following (in millions):

Cash paid to stockholders, warrant holders, and vested option holders	$684
Transaction costs paid by Workday on behalf of Peakon	18
Total	$702
Additionally, we granted certain Peakon employees restricted stock awards (“RSAs”) with service conditions, which totaled approximately 82 thousand shares of our Class A common stock. The aggregate grant date fair value of the RSAs was accounted for as post-acquisition share-based compensation expense.

The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The purchase consideration allocation, which includes measurement period adjustments, was as follows (in millions):

Acquisition-related intangible assets	$171
Goodwill	541
Other assets	35
Deferred tax liability	(20)
Other liabilities	(25)
Total	$702
The fair values and weighted-average useful lives of the acquired intangible assets by category were as follows (in millions, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$94	5
Customer relationships	72	13
Backlog	4	3
Trade name	1	1
Total acquisition-related intangible assets	$171	8
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
Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following (in millions):

	As of January 31,
	2024	2023
Developed technology	$318	$343
Customer relationships	311	311
Backlog	15	15
Trade name	13	13
Acquisition-related intangible assets, gross	657	682
Less accumulated amortization	(424)	(376)
Acquisition-related intangible assets, net	$233	$306
Amortization expense related to acquisition-related intangible assets was $74 million, $86 million, and $78 million for fiscal 2024, 2023, and 2022, respectively.

As of January 31, 2024, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in millions):

Fiscal Period:
2025	$62
2026	56
2027	32
2028	27
2029	17
Thereafter	39
Total	$233
Note 9. Other Assets
Other assets consisted of the following (in millions):

	As of January 31,
	2024	2023
Non-marketable equity and other investments	$248	$263
Technology patents and other intangible assets, net	26	21
Contract assets	21	—
Derivative assets	14	22
Prepayments for goods and services	14	23
Deposits	8	6
Other	6	13
Total other assets	$337	$348
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of January 31, 2024, the future estimated amortization expense was as follows (in millions):

Fiscal Period:
2025	$4
2026	3
2027	3
2028	3
2029	3
Thereafter	10
Total	$26
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
As of January 31, 2024, we estimate that $26 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.

As of January 31, 2024, and 2023, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $2.5 billion and $1.7 billion, respectively. The notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $399 million and $324 million as of January 31, 2024, and 2023, respectively. All contracts had maturities of less than 60 months.
Non-Designated Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are intended to offset foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the Consolidated Balance Sheets at fair value.
As of January 31, 2024, and 2023, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $237 million and $235 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $11 million and $2 million, respectively.
The fair values of outstanding derivative instruments were as follows (in millions):

	Consolidated Balance Sheets Location	As of January 31,
		2024	2023
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$30	$43
Cash flow hedges	Other assets	14	22
Non-designated hedges	Prepaid expenses and other current assets	2	—
Total derivative assets		$46	$65
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$14	$13
Cash flow hedges	Other liabilities	12	16
Non-designated hedges	Accrued expenses and other current liabilities	1	5
Total derivative liabilities		$27	$34
The effect of cash flow hedges on the Consolidated Statements of Operations was as follows (in millions):

Consolidated Statements of Operations Location	Year Ended January 31,
	2024		2023		2022
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$7,259	$62	$6,216	$17	$5,139	$(9)
Costs and expenses	7,076	1	6,438	(29)	5,255	—
Provision for (benefit from) income taxes	(1,025)	—	107	(6)	(13)	—
Pre-tax gains (losses) associated with cash flow hedges were as follows (in millions):

	Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Year Ended January 31,
		2024	2023	2022
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$16	$40	$63
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	62	17	(9)
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	1	(29)	—
Gains (losses) reclassified from AOCI into income (effective portion)	Provision for (benefit from) income taxes	—	(6)	—

Gains (losses) associated with non-designated hedges were as follows (in millions):

	Consolidated Statements of Operations Location	Year Ended January 31,
		2024	2023	2022
Gains (losses) related to non-designated hedges	Other income (expense), net	$5	$10	$7
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
As of January 31, 2024, information related to these offsetting arrangements was as follows (in millions):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$13	$—	$13	$(4)	$—	$9
Counterparty B	11	—	11	(6)	—	5
Counterparty C	2	—	2	(1)	—	1
Counterparty D	17	—	17	(14)	—	3
Counterparty E	3	—	3	(2)	—	1
Total	$46	$—	$46	$(27)	$—	$19

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$4	$—	$4	$(4)	$—	$—
Counterparty B	6	—	6	(6)	—	—
Counterparty C	1	—	1	(1)	—	—
Counterparty D	14	—	14	(14)	—	—
Counterparty E	2	—	2	(2)	—	—
Total	$27	$—	$27	$(27)	$—	$—
Note 11. Debt
Outstanding debt consisted of the following (in millions):

	As of January 31,
	2024	2023
2027 Notes	$1,000	$1,000
2029 Notes	750	750
2032 Notes	1,250	1,250
Total principal amount	3,000	3,000
Less: unamortized debt discount and issuance costs	(20)	(24)
Net carrying amount	2,980	2,976
Debt, noncurrent	$2,980	$2,976

As of January 31, 2024, the future principal payments for the outstanding debt were as follows (in millions):

Fiscal Period:
2025	$—
2026	—
2027	—
2028	1,000
2029	—
Thereafter	2,000
Total principal amount	$3,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of January 31, 2024, we were in compliance with all covenants associated with the Senior Notes.
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
As of both January 31, 2024, and 2023, the total estimated fair value of the Senior Notes was $2.8 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
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
As of January 31, 2024, and 2023, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a SOFR plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.

The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of January 31, 2024, and 2023, we were in compliance with all covenants included in the 2022 Credit Agreement.
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
Notes Hedges
In connection with the issuance of the 2022 Notes, we entered into convertible note hedge transactions (“Purchased Options”) which gave us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2022 Notes, approximately 7.8 million shares of our Class A common stock, respectively, for $147.10 per share. During the third quarter of fiscal 2023, we received approximately 0.6 million shares of our Class A common stock from the exercise of the Purchased Options, which offset the economic dilution to our Class A common stock upon conversion of the 2022 Notes. These shares were recorded as Treasury stock on the Consolidated Balance Sheets. The Purchased Options were separate transactions and were not part of the terms of the 2022 Notes, and the unexercised Purchased Options expired on October 1, 2022.
Warrants
In connection with the issuance of the 2022 Notes, we also entered into transactions to sell warrants (“Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 7.8 million shares of our Class A common stock over 60 scheduled trading days beginning in January 2023 at an exercise price of $213.96 per share. During the first quarter of fiscal 2024, the Warrants fully expired without exercise.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in millions):

	Year Ended January 31,
	2024	2023	2022
Contractual interest expense	$110	$95	$13
Interest cost related to amortization and write-off of debt discount and issuance costs	4	7	4
Total interest expense	$114	$102	$17
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $289 million and $249 million as of January 31, 2024, and 2023, respectively, and operating lease liabilities were $316 million and $273 million as of January 31, 2024, and 2023, respectively. We have also entered into finance lease agreements for other property and equipment. As of January 31, 2024, and 2023, finance leases were not material.

The components of operating lease expense were as follows (in millions):

	Year Ended January 31,
	2024	2023	2022
Operating lease cost	$109	$99	$93
Short-term lease cost	3	4	6
Variable lease cost	46	45	26
Total operating lease cost	$158	$148	$125
Supplemental cash flow information related to our operating leases was as follows (in millions):

	Year Ended January 31,
	2024	2023	2022
Cash paid for operating lease liabilities	$112	$94	$91
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	139	96	55
Other information related to our operating leases was as follows:

	As of January 31,
	2024	2023
Weighted average remaining lease term (in years)	5	5
Weighted average discount rate	3.95%	2.79%
As of January 31, 2024, maturities of operating lease liabilities were as follows (in millions):

Fiscal Period:
2025	$100
2026	80
2027	61
2028	47
2029	32
Thereafter	39
Total lease payments	359
Less imputed interest	(43)
Total operating lease liabilities	$316
As of January 31, 2024, we have additional operating leases for data centers and office space that had not yet commenced with total undiscounted lease payments of $91 million. These operating leases will commence in fiscal 2025 and fiscal 2026, with lease terms ranging from approximately five to nine years.
Related-Party Transactions
There were no material related party transactions related to our leases in fiscal 2024 or 2023.
Leased Property Purchase
As discussed in Note 6, Property and Equipment, Net, during fiscal 2022, we purchased certain leased office space within our corporate headquarters from an affiliate of Mr. Duffield for $173 million in cash. Subsequent to the purchase, the Property was included in Property and equipment, net on the Consolidated Balance Sheets. Total rent expense under these agreements was $2 million for fiscal 2022.

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
Future payments under purchase obligations with a remaining term in excess of one year as of January 31, 2024, were as follows (in millions):

	Third-Party Hosted Infrastructure Platform Obligations	Other Purchase Obligations
Fiscal Period:
2025	$180	$120
2026	314	94
2027	358	71
2028	414	70
2029	591	50
Thereafter	—	58
Total	$1,857	$463
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of January 31, 2024, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 14. Stockholders’ Equity
Common Stock
As of January 31, 2024, there were 211 million shares of Class A common stock, net of treasury stock, and 53 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class A and Class B shares will convert to a single class of common stock upon the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A common stock and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, and (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock.

Share Repurchase Programs
In November 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding shares of Class A common stock. Under the 2022 Share Repurchase Program, we may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The 2022 Share Repurchase Program has a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.
During fiscal 2024 and 2023, we repurchased approximately 1.8 million and 0.5 million shares of Class A common stock for approximately $423 million and $75 million, at an average price per share of $228.67 and $165.75, respectively. All repurchases were made in open market transactions. As of January 31, 2024, we were authorized to purchase a remaining $2 million of our outstanding shares of Class A common stock under the 2022 Share Repurchase Program.
In February 2024, our Board of Directors authorized the 2024 Share Repurchase Program, under which we may repurchase up to an additional $500 million of our outstanding shares of Class A common stock. For further information, see Note 21, Subsequent Events.
Employee Equity Plans
In June 2022, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. As of January 31, 2024, we had 21 million shares of Class A common stock available for future grants.
In June 2022, our stockholders approved the ESPP. Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of January 31, 2024, 4 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of RSUs to employees and non-employees. RSUs generally vest over four years. RSU activity during fiscal 2024 was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of January 31, 2023	14,099	$206.38
RSUs granted	8,961	197.22
RSUs vested	(6,489)	201.71
RSUs forfeited	(1,551)	196.93
Balance as of January 31, 2024	15,020	203.94
The weighted-average grant date fair value of RSUs granted during fiscal 2024, 2023, and 2022 was $197.22, $200.98, and $259.61, respectively. The total fair value of RSUs vested as of the vesting dates during fiscal 2024, 2023, and 2022 was $1.4 billion, $977 million, and $1.6 billion, respectively.
In the fourth quarter of fiscal 2023, we modified the vesting date of all unvested RSU awards from the 15th to the 5th of each month. This change impacted awards vesting after December 31, 2022, and resulted in an acceleration of share-based compensation expense in fiscal 2023 of $28 million.
As of January 31, 2024, there was a total of $2.3 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.

Market-Based Restricted Stock Units
In December 2022, 0.3 million shares of market-based RSUs were granted to Mr. Eschenbach, in connection with his appointment as Co-CEO, that vest based on appreciation of the price of our Class A common stock over a multi-year period and upon continued service (“PVU Award”). We estimated the fair value of the PVU Award on the grant date using the Monte Carlo simulation model with the following assumptions: (i) expected volatility of 40%, (ii) risk-free interest rate of 4%, and (iii) total performance period of six years. The weighted-average grant date fair value of the PVU Award was $124.80 per share. We recognize expense for the PVU Award over the requisite service period of five years using the accelerated attribution method. Provided that the requisite service is rendered, the total fair value of the PVU Award at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria.
As of January 31, 2024, there was a total of $19 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately four years.
Performance-Based Restricted Stock Units
During fiscal 2022, 0.4 million shares of PRSUs were granted to employees below the level of vice president that included both service conditions and performance conditions related to company-wide goals. These performance conditions were met and the PRSUs vested on March 15, 2022. We did not grant any company-wide PRSUs in fiscal 2024 or 2023.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years. Stock option activity during fiscal 2024 was as follows (in thousands, except aggregate intrinsic value, which is reflected in millions, and per share data):

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of January 31, 2023	115	$30.36	$17
Stock options exercised	(27)	34.10
Stock options canceled	—	—
Balance as of January 31, 2024	88	29.20	23
Vested and expected to vest as of January 31, 2024	88	29.20	23
Exercisable as of January 31, 2024	88	29.20	23
As of January 31, 2024, all stock options were fully vested with no remaining unrecognized compensation cost.
The total intrinsic value of stock options exercised during fiscal 2024, 2023, and 2022 was $5 million, $41 million, and $209 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option.
As of January 31, 2024, stock options have a weighted-average remaining contractual life of approximately four years.
Employee Stock Purchase Plan
For fiscal 2024, approximately 1 million shares of Class A common shares were purchased under the ESPP at a weighted-average price of $159.64 per share, resulting in cash proceeds of $176 million.
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year Ended January 31,
	2024	2023	2022
Expected volatility	31.5% - 33.2%	46.2% - 48.5%	30.4% - 41.5%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	5.33% - 5.44%	1.63% - 4.65%	0.04% - 0.10%
Dividend yield	—%	—%	—%
Grant date fair value per share	$215.31 - $272.92	$156.56 - $169.48	$225.70 - $260.86

Note 15. Contract Balances and Performance Obligations
Contract Balances
Contract assets and unearned revenue balances were as follows (in millions):

	Consolidated Balance Sheets Location	As of January 31,
		2024	2023
Contract assets:
Contract assets, current	Trade and other receivables, net	$240	$160
Contract assets, noncurrent	Other assets	21	—
Total contract assets		$261	$160
Unearned revenue (1):
Unearned revenue, current	Unearned revenue	$4,057	$3,559
Unearned revenue, noncurrent	Unearned revenue, noncurrent	70	75
Total unearned revenue		$4,127	$3,634
(1)Included in this balance are amounts related to professional services that are subject to cancellation and pro-rated refund rights of $76 million and $68 million as of January 31, 2024, and 2023, respectively.
Revenues of $3.5 billion, $3.0 billion, and $2.5 billion were recognized during fiscal 2024, 2023, and 2022, respectively, that were included in the unearned revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of January 31, 2024, approximately $20.9 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $6.6 billion and $11.7 billion of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of January 31, 2024, were not material.
Note 16. Other Income (Expense), Net
Other income (expense), net consisted of the following (in millions):

	Year Ended January 31,
	2024	2023	2022
Interest income	$301	$97	$5
Interest expense (1)	(114)	(102)	(17)
Other (2)	(14)	(33)	144
Total other income (expense), net	$173	$(38)	$132
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 11, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 17. Income Taxes
The components of income (loss) before provision for (benefit from) income taxes were as follows (in millions):

	Year Ended January 31,
	2024	2023	2022
Domestic	$465	$(59)	$309
Foreign	(109)	(201)	(293)
Income (loss) before provision for (benefit from) income taxes	$356	$(260)	$16

The provision for (benefit from) income taxes consisted of the following (in millions):

	Year Ended January 31,
	2024	2023	2022
Current:
Federal	$2	$—	$—
State	19	14	1
Foreign	14	97	7
Total	35	111	8

Deferred:
Federal	(855)	1	(2)
State	(207)	1	(1)
Foreign	2	(6)	(18)
Total	(1,060)	(4)	(21)
Provision for (benefit from) income taxes	$(1,025)	$107	$(13)
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following:

	Year Ended January 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Foreign income at other than U.S. rates	10.9%	(44.7)%	321.0%
Intercompany transactions	(4.3)%	3.5%	(158.2)%
Research tax credits	(26.3)%	26.5%	(447.7)%
State taxes, net of federal benefit	5.1%	(4.7)%	(0.7)%
Changes in valuation allowance	(315.5)%	(14.9)%	558.5%
Share-based compensation	19.1%	(26.5)%	(365.4)%
Permanent difference	1.2%	(0.9)%	4.6%
Nontaxable gain on investment	—%	—%	(15.7)%
Other	1.2%	(0.4)%	1.0%
Total	(287.6)%	(41.1)%	(81.6)%
The benefit from income taxes increased in fiscal 2024 primarily due to the release of a portion of our valuation allowance related to U.S. federal and state deferred tax assets.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	As of January 31,
	2024	2023
Deferred tax assets:
Unearned revenue	$16	$11
Other reserves and accruals	47	61
Tax attributes carryforward	1,431	1,587
Capitalized research and development expense	367	255
Property and equipment	—	30
Share-based compensation	69	75
Intangibles	483	503
Operating lease liabilities	69	63
Other	16	15
Total deferred tax assets	2,498	2,600
Valuation allowance	(1,182)	(2,358)
Deferred tax assets, net of valuation allowance	1,316	242
Deferred tax liabilities:
Deferred commissions	(145)	(127)
Operating lease right-of-use assets	(62)	(57)
Property and equipment	(13)	—
Other	(33)	(47)
Total deferred tax liabilities	(253)	(231)
Net deferred tax assets	$1,063	$11
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. Prior to fiscal 2024, we considered global cumulative losses as a significant piece of negative evidence. During fiscal 2024, we recognized cumulative earnings on a global basis and were profitable in the U.S. Our ability to sustain and grow our profitability is supported by the continued positive operating performance in the U.S. We also considered forecasts of future taxable income and evaluated the utilization of tax attributes before their expiration. After considering these factors, we determined that the positive evidence outweighed the negative evidence and concluded that it was more likely than not that the majority of U.S. deferred tax assets were realizable. As a result, we released the valuation allowance against all U.S. federal deferred tax assets and state deferred tax assets, excluding certain state tax credits. The remaining valuation allowance of $1.2 billion as of January 31, 2024, was primarily related to tax credits in certain state jurisdictions and net operating loss in certain foreign jurisdictions. We will continue to evaluate the need for valuation allowances for our deferred tax assets.
The valuation allowance on our net deferred tax assets decreased by $1.2 billion during fiscal 2024, primarily due to the release of the U.S. federal and state valuation allowance discussed above. The valuation allowance increased by $116 million during fiscal 2023 primarily due to an increase in deferred tax assets on amortization of intangibles from business combinations and capitalized research and development expenditures and credits, which were partially offset by the utilization of net operating losses.
As of January 31, 2024, we had approximately $1.7 billion of federal, $1.9 billion of state, and $3.5 billion of foreign net operating loss and other tax attributes carryforwards available to offset future taxable income. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2025 and 2042. The federal net operating losses generated in and after fiscal 2018 and the foreign net operating losses and other tax attributes do not expire and may be carried forward indefinitely.
We also had approximately $387 million of federal and $345 million of California research and development tax credit carryforwards as of January 31, 2024. The federal credits expire in varying amounts between fiscal 2025 and 2044. The California research credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law.

We intend to permanently reinvest any future earnings in our foreign operations unless such earnings are subject to U.S. federal income taxes. As of January 31, 2024, we estimate any such hypothetical foreign withholding tax expense to be immaterial to our financial statements.
A reconciliation of the gross unrecognized tax benefit is as follows (in millions):

	Year Ended January 31,
	2024	2023	2022
Unrecognized tax benefits at the beginning of the period	$196	$174	$160
Additions for tax positions taken in prior years	30	1	—
Reductions for tax positions taken in prior years	—	—	(1)
Additions for tax positions related to the current year	27	21	15
Unrecognized tax benefits at the end of the period	$253	$196	$174
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. We did not accrue any material interest expense or penalties during fiscal 2024, 2023, or 2022.
Of the total amount of unrecognized tax benefits of $253 million, $125 million, if recognized, would impact the effective tax rate as of January 31, 2024.
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
The net income (loss) per share is allocated based on the contractual participation rights of the Class A common shares and Class B common shares as if the income (loss) for the period had been distributed. As the liquidation and dividend rights are identical, the net income (loss) is allocated on a proportionate basis. The computation of the diluted net income per share of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of those shares.
Basic and diluted net loss per share was the same for fiscal 2023, as the inclusion of potentially outstanding weighted-average shares of common stock would have been anti-dilutive due to the incurrence of net loss during the period.

The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except number of shares, which are reflected in thousands, and per share data):

	Year Ended January 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$1,094	$287	$(288)	$(79)	$22	$7
Denominator:
Weighted-average shares outstanding, basic	207,001	54,343	199,805	55,014	189,864	57,385
Net income (loss) per share, basic	$5.28	$5.28	$(1.44)	$(1.44)	$0.12	$0.12
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$1,094	$287	$(288)	$(79)	$22	$7
Reallocation of net income as a result of conversion of Class B to Class A common stock	287	—	—	—	7	—
Reallocation of net income to Class B common stock	—	(4)	—	—	—	—
Net income (loss) for diluted calculation	1,381	283	(288)	(79)	29	7
Denominator:
Weighted-average shares outstanding, basic	207,001	54,343	199,805	55,014	189,864	57,385
Conversion of Class B to Class A common stock	54,343	—	—	—	57,385	—
Dilutive effect of share-based awards	3,941	—	—	—	5,549	—
Dilutive effect of warrants related to the issuance of convertible senior notes	—	—	—	—	1,234	—
Weighted-average shares outstanding, diluted	265,285	54,343	199,805	55,014	254,032	57,385
Net income (loss) per share, diluted	$5.21	$5.21	$(1.44)	$(1.44)	$0.12	$0.12
The computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2024	2023	2022
Shares related to outstanding share-based awards	2,206	15,454	1,436
Shares related to the convertible senior notes	—	5,182	7,817
Shares subject to warrants related to the issuance of convertible senior notes	—	7,762	—
Total	2,206	28,398	9,253
Note 19. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in millions):

	Year Ended January 31,
	2024	2023	2022
United States	$5,457	$4,682	$3,846
Other countries	1,802	1,534	1,293
Total revenues	$7,259	$6,216	$5,139

Long-Lived Assets
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in millions):

	As of January 31,
	2024	2023
United States	$1,199	$1,206
Ireland	213	159
Other countries	111	85
Total long-lived assets	$1,523	$1,450
Note 20. 401(k) Plan
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code covering eligible employees. We match a certain portion of employee contributions up to a fixed maximum per employee. Our contributions to the plan were $64 million, $57 million, and $46 million during fiscal 2024, 2023, and 2022, respectively.
Note 21. Subsequent Events
HiredScore, Inc.
In February 2024, we entered into a definitive agreement to acquire HiredScore, Inc. a provider of AI powered talent orchestration solutions. The transaction is expected to close during the first quarter of fiscal 2025, subject to the satisfaction of customary closing conditions, including required regulatory approval.
2024 Share Repurchase Program
In February 2024, our Board of Directors authorized the 2024 Share Repurchase Program, under which we may purchase up to $500 million of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend on business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The 2024 Share Repurchase Program has a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.
Tax Withholding Method on Employee Equity Awards
Beginning in April 2024, we intend to fund withholding taxes due on employee equity awards by net share withholding, rather than our current approach of selling shares of our common stock on our employees’ behalf to cover taxes upon vesting of such awards. We expect this net share withholding approach will increase our financing cash outflows and reduce the number of shares that will be issued from our equity plans. However, we are unable to estimate the cash outflows and number of shares that will be withheld since they will depend on the market price of our Class A common stock.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8, and is incorporated herein by reference.
(c) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended January 31, 2024, no directors and/or officers of Workday adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c).
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
3. Exhibits

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35680	December 7, 2012	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	January 26, 2023	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	Description of Securities	10-K	001-35680	March 3, 2020	4.3
4.4	2022 Indenture dated September 15, 2017 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	September 15, 2017	4.1
4.5	Supplemental Indenture to the 2022 Indenture dated January 2, 2018 between Workday, Inc. and Wells Fargo Bank, National Association	8-K	001-35680	January 2, 2018	4.4
4.6	Indenture, dated as of April 1, 2022, between Workday and U.S. Bank Trust Company National Association, as trustee	8-K	001-35680	April 1, 2022	4.1
4.7	Form of 3.500% Note due 2027	8-K	001-35680	April 1, 2022	4.3
4.8	Form of 3.700% Note due 2029	8-K	001-35680	April 1, 2022	4.4
4.9	Form of 3.800% Note due 2032	8-K	001-35680	April 1, 2022	4.5
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2012 Equity Incentive Plan, as amended	DEF 14A	001-35680	April 27, 2018	Annex A
10.3†	2012 Equity Incentive Plan forms of Award Agreements, as amended	10-K	001-35680	March 3, 2020	10.4
10.4†	2022 Equity Incentive Plan	S-8	333-265766	June 22, 2022	4.4
10.5†	2022 Equity Incentive Plan forms of Award Agreements					X
10.6†	Amended and Restated 2012 Employee Stock Purchase Plan	S-8	333-265766	June 22, 2022	4.6
10.7†	Amended and Restated 2012 Employee Stock Purchase Plan forms of Award Agreements, as amended					X
10.8†	Adaptive Insights, Inc. 2013 Equity Incentive Plan	S-8	333-226907	August 17, 2018	99.1
10.9†	Adaptive Insights, Inc. 2013 Equity Incentive Plan forms of Award Agreements	S-8	333-226907	August 17, 2018	99.2

10.10†	Workday, Inc. Executive Severance and Change in Control Policy	8-K	001-35680	December 1, 2023	10.1
10.11†	Letter Agreement between Carl Eschenbach and the Registrant dated December 20, 2022	10-K	001-35680	February 27, 2023	10.16
10.12†	Offer Letter between Zane Rowe and Workday, Inc. dated May 23, 2023	8-K	001-35680	May 25, 2023	10.1
10.13†	Separation and Transition Services Agreement between Barbara Larson and Workday, Inc. dated May 24, 2023	8-K	001-35680	May 25, 2023	10.2
10.14†	Workday, Inc. Omnibus Bonus Plan	8-K	001-35680	March 3, 2023	10.1
10.15†	2022 Equity Incentive Plan Global Notice of Performance Restricted Stock Unit Award for Carl Eschenbach	10-K	001-35680	February 27, 2023	10.17
10.16	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-35680	March 31, 2014	10.11
10.17	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.18	Form of Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.1
10.19	Form of Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.2
10.20	Form of Additional Convertible Bond Hedge Confirmation (2022)	8-K	001-35680	September 15, 2017	99.3
10.21	Form of Additional Warrant Confirmation (2022)	8-K	001-35680	September 15, 2017	99.4
10.22	Credit Agreement, dated as of April 6, 2022, among Workday, certain subsidiaries of Workday, Bank of America, N.A., Wells Fargo Bank, National Association, and the other L/C Issuers and Lenders party thereto	8-K	001-35680	April 7, 2022	10.1
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97	Compensation Recovery Policy	X
101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

†	Indicates a management contract or compensatory plan.
*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 8th day of March, 2024.

WORKDAY, INC.

/s/ Zane Rowe
Zane Rowe Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Zane Rowe or Richard H. Sauer, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl M. Eschenbach	Chief Executive Officer	March 8, 2024
Carl M. Eschenbach	(Principal Executive Officer)

/s/ Zane Rowe	Chief Financial Officer	March 8, 2024
Zane Rowe	(Principal Financial and Accounting Officer)

/s/ Aneel Bhusri	Director	March 8, 2024
Aneel Bhusri

/s/ Thomas F. Bogan	Director	March 8, 2024
Thomas F. Bogan

/s/ Ann-Marie Campbell	Director	March 8, 2024
Ann-Marie Campbell

/s/ Christa Davies	Director	March 8, 2024
Christa Davies

/s/ Lynne M. Doughtie	Director	March 8, 2024
Lynne M. Doughtie

/s/ Wayne A.I. Frederick, M.D.	Director	March 8, 2024
Wayne A.I. Frederick, M.D.

/s/ Mark J. Hawkins	Director	March 8, 2024
Mark J. Hawkins

/s/ Michael M. McNamara	Director	March 8, 2024
Michael M. McNamara

/s/ George J. Still, Jr.	Director	March 8, 2024
George J. Still, Jr.

/s/ Jerry Yang	Director	March 8, 2024
Jerry Yang