Form 10-Q
period 2024-04-30
Workday, Inc.
filed 2024-05-29
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of May 24, 2024, there were approximately 212 million shares of the registrant’s Class A common stock, net of treasury stock, and 53 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	April 30, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,752	$2,012
Marketable securities	5,430	5,801
Trade and other receivables, net	1,133	1,639
Deferred costs	232	232
Prepaid expenses and other current assets	327	255
Total current assets	8,874	9,939
Property and equipment, net	1,238	1,234
Operating lease right-of-use assets	323	289
Deferred costs, noncurrent	489	509
Acquisition-related intangible assets, net	351	233
Deferred tax assets	1,056	1,065
Goodwill	3,257	2,846
Other assets	353	337
Total assets	$15,941	$16,452
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$76	$78
Accrued expenses and other current liabilities	254	287
Accrued compensation	451	544
Unearned revenue	3,552	4,057
Operating lease liabilities	95	89
Total current liabilities	4,428	5,055
Debt, noncurrent	2,981	2,980
Unearned revenue, noncurrent	61	70
Operating lease liabilities, noncurrent	268	227
Other liabilities	40	38
Total liabilities	7,778	8,370
Stockholders’ equity:
Common stock	0	0
Additional paid-in capital	10,512	10,400
Treasury stock	(742)	(608)
Accumulated other comprehensive income (loss)	17	21
Accumulated deficit	(1,624)	(1,731)
Total stockholders’ equity	8,163	8,082
Total liabilities and stockholders’ equity	$15,941	$16,452
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenues:
Subscription services	$1,815	$1,528
Professional services	175	156
Total revenues	1,990	1,684
Costs and expenses (1):
Costs of subscription services	290	239
Costs of professional services	199	178
Product development	656	600
Sales and marketing	573	519
General and administrative	208	168
Total costs and expenses	1,926	1,704
Operating income (loss)	64	(20)
Other income (expense), net	59	27
Income (loss) before provision for (benefit from) income taxes	123	7
Provision for (benefit from) income taxes	16	7
Net income (loss)	$107	$0
Net income (loss) per share, basic	$0.40	$0.00
Net income (loss) per share, diluted	$0.40	$0.00
Weighted-average shares used to compute net income (loss) per share, basic	264,444	258,820
Weighted-average shares used to compute net income (loss) per share, diluted	270,298	261,371

(1) Costs and expenses include share-based compensation expenses as follows:
	Three Months Ended April 30,
	2024	2023
Costs of subscription services	$38	$29
Costs of professional services	31	30
Product development	173	170
Sales and marketing	72	80
General and administrative	71	60
Total share-based compensation expenses	$385	$369
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Net income (loss)	$107	$0
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(2)	(1)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision (benefit) of $(9) and $0, respectively	(25)	7
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision of $1 and $2, respectively	23	(16)
Other comprehensive income (loss), net of tax	(4)	(10)
Comprehensive income (loss)	$103	$(10)
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Common stock:
Balance, beginning of period	$0	$0
Issuance of common stock under employee equity plans	0	0
Shares withheld related to net share settlement of equity awards	0	0
Balance, end of period	0	0
Additional paid-in capital:
Balance, beginning of period	10,400	8,829
Issuance of common stock under employee equity plans	0	1
Shares withheld related to net share settlement of equity awards	(274)	(3)
Share-based compensation	386	369
Balance, end of period	10,512	9,196
Treasury stock:
Balance, beginning of period	(608)	(185)
Common stock repurchases under share repurchase programs	(134)	0
Balance, end of period	(742)	(185)
Accumulated other comprehensive income (loss):
Balance, beginning of period	21	53
Other comprehensive income (loss)	(4)	(10)
Balance, end of period	17	43
Accumulated deficit:
Balance, beginning of period	(1,731)	(3,112)
Net income (loss)	107	0
Balance, end of period	(1,624)	(3,112)
Total stockholders’ equity	$8,163	$5,942

	Three Months Ended April 30,
	2024	2023
Common stock shares:
Balance, beginning of period	263,862	257,991
Issuance of common stock under employee equity plans	2,876	2,434
Shares withheld related to net share settlement of equity awards	(1,018)	(17)
Common stock repurchased	(502)	0
Balance, end of period	265,218	260,408
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$107	$0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	75	70
Share-based compensation expenses	385	369
Amortization of deferred costs	59	49
Non-cash lease expense	25	24
(Gains) losses on investments	7	8
Accretion of discounts on marketable debt securities, net	(33)	(34)
Deferred income taxes	6	2
Other	1	(5)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	509	473
Deferred costs	(40)	(35)
Prepaid expenses and other assets	(21)	(19)
Accounts payable	10	(58)
Accrued expenses and other liabilities	(193)	(223)
Unearned revenue	(525)	(344)
Net cash provided by (used in) operating activities	372	277
Cash flows from investing activities:
Purchases of marketable securities	(778)	(1,888)
Maturities of marketable securities	1,096	1,232
Sales of marketable securities	17	22
Capital expenditures	(81)	(59)
Business combinations, net of cash acquired	(512)	0
Purchase of other intangible assets	0	(9)
Purchases of non-marketable equity and other investments	0	(11)
Net cash provided by (used in) investing activities	(258)	(713)
Cash flows from financing activities:
Repurchases of common stock	(128)	0
Proceeds from issuance of common stock from employee equity plans	0	1
Taxes paid related to net share settlement of equity awards	(239)	(3)
Net cash provided by (used in) financing activities	(367)	(2)
Effect of exchange rate changes	0	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(253)	(439)
Cash, cash equivalents, and restricted cash at the beginning of period	2,024	1,895
Cash, cash equivalents, and restricted cash at the end of period	$1,771	$1,456
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended April 30,
	2024	2023
Supplemental cash flow data:
Cash paid for interest	$55	$55
Cash paid for income taxes, net of refunds	6	11
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	37	54
Accrued taxes related to net share settlement of equity awards	35	0

	As of April 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$1,752	$1,444
Restricted cash included in Prepaid expenses and other current assets	19	12
Total cash, cash equivalents, and restricted cash	$1,771	$1,456
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Notes to Condensed Consolidated Financial Statements
As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Amounts in this report may not recalculate due to rounding. Year-over-year comparisons, operating margin, and net income (loss) per share are calculated using unrounded data.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2024, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 8, 2024.
Certain prior period amounts reported in our unaudited condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, judgments, and assumptions include, but are not limited to, the identification of distinct performance obligations for revenue recognition, the determination of the period of benefit for deferred commissions, the realizability of deferred tax assets, the measurement of uncertain tax positions, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, and the valuation of non-marketable equity investments. Actual results could differ from those estimates, judgments, and assumptions, and such differences could be material to our condensed consolidated financial statements.
Segment Information
We operate in one operating segment, cloud applications. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. Our CODM, the Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Note 2. Significant Accounting Policies and Accounting Standards
Significant Accounting Policies
There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, derivative instruments, and trade and other receivables. Our deposits exceed federally insured limits.
No customer individually accounted for more than 10% of trade and other receivables, net as of April 30, 2024, or January 31, 2024. No customer individually accounted for more than 10% of total revenues during the three months ended April 30, 2024, or 2023.
Other than the United States, no country individually accounted for more than 10% of total revenues during the three months ended April 30, 2024, or 2023.
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
In addition, we rely upon third-party hosted infrastructure partners globally, including Amazon Web Services (“AWS”) and Google LLC, to serve customers and operate certain aspects of our services. Given this, any disruption of or interference at our hosted infrastructure partners may impact our operations and our business could be adversely impacted.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard requires retrospective application to all prior periods presented in the financial statements. We do not intend to early adopt, and are currently evaluating the impacts of the new standard.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard allows for adoption on a prospective basis, with a retrospective option. We do not intend to early adopt, and are currently evaluating the impacts of the new standard.
Note 3. Investments
Debt Securities
As of April 30, 2024, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,684	$0	$(6)	$1,678
U.S. agency obligations	675	0	(2)	673
Corporate bonds	2,604	1	(20)	2,585
Commercial paper	1,166	0	0	1,166
Total debt securities	$6,129	$1	$(28)	$6,102
Included in Cash and cash equivalents	$672	$0	$0	$672
Included in Marketable securities	$5,457	$1	$(28)	$5,430

As of January 31, 2024, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,072	$4	$(2)	$2,074
U.S. agency obligations	753	2	(1)	754
Corporate bonds	2,496	9	(5)	2,500
Commercial paper	1,232	0	0	1,232
Total debt securities	$6,553	$15	$(8)	$6,560
Included in Cash and cash equivalents	$759	$0	$0	$759
Included in Marketable securities	$5,794	$15	$(8)	$5,801
The fair values of debt securities, by remaining contractual maturity, were as follows (in millions):

April 30, 2024
Due within 1 year	$3,346
Due in 1 year through 5 years	2,756
Total debt securities	$6,102
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
As of April 30, 2024, and January 31, 2024, the fair value of debt securities in an unrealized loss position totaled $4.6 billion and $2.4 billion, respectively, the majority of which had been in a continuous unrealized loss position for less than 12 months. Unrealized losses on debt securities primarily resulted from changes in market interest rates. We do not intend to sell these debt securities and it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost bases, which may be at maturity. We did not recognize any credit or non-credit related losses related to our debt securities during the periods presented.
We sold $17 million and $12 million of debt securities during the three months ended April 30, 2024, and 2023, respectively. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in millions):

	Condensed Consolidated Balance Sheets Location	April 30, 2024	January 31, 2024
Money market funds	Cash and cash equivalents	$873	$1,017
Non-marketable equity investments measured using the measurement alternative	Other assets	240	248
Total equity investments		$1,113	$1,265
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in millions):

	Three Months Ended April 30,
	2024	2023
Net realized gains (losses) recognized on equity investments sold (1)	$0	$0
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	(8)	(8)
Total net gains (losses) recognized in Other income (expense), net	$(8)	$(8)
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

	April 30, 2024	January 31, 2024
Total initial cost	$213	$213
Cumulative net unrealized gains (losses)	27	35
Carrying value	$240	$248
During the three months ended April 30, 2024, and 2023, we recorded impairment losses on our non-marketable equity investments of $8 million and $3 million, respectively.
Marketable Equity Investments
We may hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. As of April 30, 2024, and January 31, 2024, we did not hold any such investments.
During the three months ended April 30, 2023, we recorded unrealized net losses of $5 million on our marketable equity investment balance held as of the end of the period of $66 million. Additionally, we sold marketable equity investments for proceeds of $10 million with an immaterial corresponding realized gain.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of April 30, 2024 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$1,678	$0	$0	$1,678
U.S. agency obligations	0	673	0	673
Corporate bonds	0	2,585	0	2,585
Commercial paper	0	1,166	0	1,166
Money market funds	873	0	0	873
Foreign currency derivative assets	0	64	0	64
Total assets	$2,551	$4,488	$0	$7,039
Foreign currency derivative liabilities	$0	$20	$0	$20
Total liabilities	$0	$20	$0	$20

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2024 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,074	$0	$0	$2,074
U.S. agency obligations	0	754	0	754
Corporate bonds	0	2,500	0	2,500
Commercial paper	0	1,232	0	1,232
Money market funds	1,017	0	0	1,017
Foreign currency derivative assets	0	46	0	46
Total assets	$3,091	$4,532	$0	$7,623
Foreign currency derivative liabilities	$0	$27	$0	$27
Total liabilities	$0	$27	$0	$27
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
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $721 million and $741 million as of April 30, 2024, and January 31, 2024, respectively. Amortization expense for the deferred costs was $59 million and $49 million for the three months ended April 30, 2024, and 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	April 30, 2024	January 31, 2024
Computers, equipment, and software	$1,337	$1,387
Buildings	723	726
Leasehold improvements	224	213
Furniture, fixtures, and transportation equipment	101	99
Land and land improvements	81	81
Property and equipment, gross	2,466	2,506
Less accumulated depreciation and amortization	(1,228)	(1,272)
Property and equipment, net	$1,238	$1,234
Depreciation expense totaled $56 million and $48 million for the three months ended April 30, 2024, and 2023.

Note 7. Business Combination
HiredScore Acquisition
On March 29, 2024, we acquired all outstanding stock of HiredScore, Inc. (“HiredScore”), a provider of AI-powered talent orchestration solutions. With HiredScore, Workday provides customers with a comprehensive, transparent, and intelligent talent acquisition and internal mobility offering, helping them better address their ever-evolving people needs. We have included the financial results of HiredScore in our condensed consolidated financial statements from the date of acquisition.
The total acquisition-date fair value of the purchase consideration was $530 million, which was paid in cash. The purchase consideration was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The fair values of assets acquired and liabilities assumed may be subject to change over the measurement period as additional information is received and certain tax matters are finalized. The primary areas that are subject to change include income taxes payable and deferred taxes. The measurement period will end no later than one year from the acquisition date. The preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition were as follows (in millions):

Cash	$11
Acquisition-related intangible assets	135
Goodwill	411
Other assets	11
Other liabilities	(38)
Total	$530
The fair values and weighted-average useful lives of the acquired intangible assets by category were as follows (in millions, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$111	8
Customer relationships	23	14
Trade name	1	1
Total acquisition-related intangible assets	$135	9
The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating HiredScore’s technology into our product portfolio. The goodwill is not deductible for income tax purposes.
Separate operating results and pro forma results of operations for HiredScore have not been presented as the effect of this acquisition was not material to our financial results.

Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following as of April 30, 2024 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$429	$(266)	$163
Customer relationships	334	(147)	187
Backlog	15	(15)	0
Trade name	14	(13)	1
Total	$792	$(441)	$351
Acquisition-related intangible assets, net consisted of the following as of January 31, 2024 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$318	$(256)	$62
Customer relationships	311	(140)	171
Backlog	15	(15)	0
Trade name	13	(13)	0
Total	$657	$(424)	$233
Amortization expense related to acquisition-related intangible assets was $17 million and $21 million for the three months ended April 30, 2024, and 2023, respectively.
As of April 30, 2024, the future estimated amortization expense related to acquisition-related intangible assets was as follows (in millions):

Fiscal Period:
Remainder of 2025	$59
2026	72
2027	47
2028	43
2029	33
Thereafter	97
Total	$351
Note 9. Other Assets
Other assets consisted of the following (in millions):

	April 30, 2024	January 31, 2024
Non-marketable equity and other investments	$240	$248
Contract assets	31	21
Technology patents and other intangible assets, net	25	26
Derivative assets	24	14
Prepayments for goods and services	13	14
Deposits	8	8
Other	12	6
Total other assets	$353	$337

Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of April 30, 2024, the future estimated amortization expense was as follows (in millions):

Fiscal Period:
Remainder of 2025	$3
2026	3
2027	3
2028	3
2029	3
Thereafter	10
Total	$25
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
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of April 30, 2024, we estimate that $27 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.
As of April 30, 2024, and January 31, 2024, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $2.7 billion and $2.5 billion, respectively. The notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $393 million and $399 million as of April 30, 2024, and January 31, 2024, respectively. All contracts had maturities of less than 59 months.
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
As of April 30, 2024, and January 31, 2024, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $68 million and $237 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $49 million and $11 million, respectively.

The fair values of outstanding derivative instruments were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	April 30, 2024	January 31, 2024
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$39	$30
Cash flow hedges	Other assets	24	14
Non-designated hedges	Prepaid expenses and other current assets	1	2
Total derivative assets		$64	$46
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$12	$14
Cash flow hedges	Other liabilities	7	12
Non-designated hedges	Accrued expenses and other current liabilities	1	1
Total derivative liabilities		$20	$27
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in millions):

	Three Months Ended April 30,
Condensed Consolidated Statements of Operations Location	2024		2023
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$1,990	$8	$1,684	$16
Costs and expenses	1,926	(2)	1,704	(1)
Pre-tax gains (losses) associated with cash flow hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended April 30,
		2024	2023
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$30	$1
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	8	16
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	(2)	(1)
Gains (losses) associated with non-designated hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
		2024	2023
Gains (losses) related to non-designated hedges	Other income (expense), net	$1	$2
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

As of April 30, 2024, information related to these offsetting arrangements was as follows (in millions):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$17	$0	$17	$(2)	$0	$15
Counterparty B	16	0	16	(6)	0	10
Counterparty C	3	0	3	(2)	0	1
Counterparty D	24	0	24	(9)	0	15
Counterparty E	3	0	3	(1)	0	2
Counterparty F	1	0	1	0	0	1
Total	$64	$0	$64	$(20)	$0	$44

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$2	$0	$2	$(2)	$0	$0
Counterparty B	6	0	6	(6)	0	0
Counterparty C	2	0	2	(2)	0	0
Counterparty D	9	0	9	(9)	0	0
Counterparty E	1	0	1	(1)	0	0
Counterparty F	0	0	0	0	0	0
Total	$20	$0	$20	$(20)	$0	$0
Note 11. Debt
Outstanding debt consisted of the following (in millions):

	April 30, 2024	January 31, 2024
2027 Notes	$1,000	$1,000
2029 Notes	750	750
2032 Notes	1,250	1,250
Total principal amount	3,000	3,000
Less: unamortized debt discount and issuance costs	(19)	(20)
Net carrying amount	2,981	2,980
Debt, noncurrent	$2,981	$2,980

As of April 30, 2024, the future principal payments for the outstanding debt were as follows (in millions):

Fiscal Period:
Remainder of 2025	$0
2026	0
2027	0
2028	1,000
2029	0
Thereafter	2,000
Total principal amount	$3,000
Senior Notes
In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027 (“2027 Notes”), $750 million aggregate principal amount of 3.700% notes due April 1, 2029 (“2029 Notes”), and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032 (“2032 Notes,” and together with the 2027 Notes and the 2029 Notes, “Senior Notes”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year.
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of April 30, 2024, we were in compliance with all covenants associated with the Senior Notes.
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
As of April 30, 2024, and January 31, 2024, the total estimated fair value of the Senior Notes was $2.7 billion and $2.8 billion, respectively. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
Credit Agreement
In April 2022, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of April 30, 2024, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.
The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of April 30, 2024 and January 31, 2024, we were in compliance with all covenants included in the 2022 Credit Agreement.

Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in millions):

	Three Months Ended April 30,
	2024	2023
Contractual interest expense	$28	$28
Interest cost related to amortization of debt discount and issuance costs	1	1
Total interest expense	$29	$29
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $323 million and $289 million as of April 30, 2024, and January 31, 2024, respectively, and operating lease liabilities were $363 million and $316 million as of April 30, 2024, and January 31, 2024, respectively.
The components of operating lease expense were as follows (in millions):

	Three Months Ended April 30,
	2024	2023
Operating lease cost	$29	$29
Short-term lease cost	0	1
Variable lease cost	10	11
Total operating lease cost	$39	$41
Supplemental cash flow information related to our operating leases was as follows (in millions):

	Three Months Ended April 30,
	2024	2023
Cash paid for operating lease liabilities	$23	$28
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	61	32
Other information related to our operating leases was as follows:

	April 30, 2024	January 31, 2024
Weighted average remaining lease term (in years)	6	5
Weighted average discount rate	3.97%	3.95%
As of April 30, 2024, maturities of operating lease liabilities were as follows (in millions):

Fiscal Period:
Remainder of 2025	$79
2026	91
2027	72
2028	59
2029	45
Thereafter	69
Total lease payments	415
Less imputed interest	(52)
Total operating lease liabilities	$363
As of April 30, 2024, we have additional operating leases for data centers and office space that had not yet commenced with total undiscounted lease payments of $41 million. These operating leases will commence in fiscal 2025 and fiscal 2026, with lease terms ranging from approximately two to seven years.

Note 13. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the three months ended April 30, 2024, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of April 30, 2024, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 14. Stockholders’ Equity
Common Stock
As of April 30, 2024, there were 212 million shares of Class A common stock, net of treasury stock, and 53 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Share Repurchase Programs
In November 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding shares of Class A common stock (“2022 Share Repurchase Program”). As of April 30, 2024, we had completed the purchase authorization under this program.
In February 2024, our Board of Directors authorized a new program under which we may repurchase up to an additional $500 million of our outstanding shares of Class A common stock (“2024 Share Repurchase Program”). We may repurchase shares of Class A common stock from time to time through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, or by other means, in accordance with applicable securities laws and other restrictions. The timing and total amount of share repurchases under this program will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The 2024 Share Repurchase Program has a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.
During the three months ended April 30, 2024, we repurchased a total of approximately 0.5 million shares of Class A common stock for approximately $134 million at an average price per share of $267.09. Of the shares repurchased, $2 million were acquired under the 2022 Share Repurchase Program, with the remainder acquired under the 2024 Share Repurchase Program. All repurchases were made in open market transactions. No shares were repurchased during the three months ended April 30, 2023. As of April 30, 2024, we were authorized to repurchase a remaining $369 million of our outstanding shares of Class A common stock under the 2024 Share Repurchase Program.
Employee Equity Plans
In June 2022, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. Shares that are withheld in connection with the net share settlement of RSUs or forfeited are added to the reserves of the 2022 Plan. As of April 30, 2024, we had 17 million shares of Class A common stock available for future grants.

In June 2022, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of April 30, 2024, 4 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. RSU activity during the three months ended April 30, 2024, was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding balance as of January 31, 2024	15,020	$203.94
RSUs granted	5,535	254.94
RSUs vested	(1,836)	195.81
RSUs forfeited and canceled (1)	(1,210)	201.71
Outstanding balance as of April 30, 2024	17,509	221.07
(1)Includes shares withheld in connection with the net share settlement of RSUs.
As of April 30, 2024, there was a total of $3.0 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Market-Based Restricted Stock Units
In December 2022, 0.3 million shares of market-based RSUs were granted to Mr. Eschenbach in connection with his appointment as Co-CEO that vest based on appreciation of the price of our Class A common stock over a multi-year period and upon continued service (“PVU Award”). We estimated the fair value of the PVU Award on the grant date using the Monte Carlo simulation model with the following assumptions: (i) expected volatility of 40%, (ii) risk-free interest rate of 4%, and (iii) total performance period of six years. The weighted-average grant date fair value of the PVU Award was $124.80 per share. We recognize expense for the PVU Award over the requisite service period of five years using the accelerated attribution method. Provided that the requisite service is rendered, the total fair value of the PVU Award at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria.
As of April 30, 2024, there was a total of $16 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately four years.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years.
As of April 30, 2024, there were 0.1 million options outstanding and exercisable with a weighted-average exercise price of $29.18, and an aggregate intrinsic value of $18 million. All stock options were fully vested, with no remaining unrecognized compensation cost.

Note 15. Contract Balances and Performance Obligations
Contract Balances
Contract assets and unearned revenue balances were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	April 30, 2024	January 31, 2024
Contract assets:
Contract assets, current	Trade and other receivables, net	$298	$240
Contract assets, noncurrent	Other assets	31	21
Total contract assets		$329	$261
Unearned revenue (1):
Unearned revenue, current	Unearned revenue	$3,552	$4,057
Unearned revenue, noncurrent	Unearned revenue, noncurrent	61	70
Total unearned revenue		$3,613	$4,127
(1)Included in the unearned revenue balance are amounts related to professional services that are subject to cancellation and pro-rated refund rights of $74 million and $76 million as of April 30, 2024, and January 31, 2024, respectively.
Revenues of $1.5 billion and $1.3 billion were recognized during the three months ended April 30, 2024, and 2023, respectively, that were included in the unearned revenue balances as of January 31, 2024, and 2023, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2024, approximately $20.7 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $6.6 billion and $11.6 billion of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of April 30, 2024, were not material.
Note 16. Other Income (Expense), Net
Other income (expense), net consisted of the following (in millions):

	Three Months Ended April 30,
	2024	2023
Interest income	$93	$63
Interest expense (1)	(29)	(29)
Other (2)	(5)	(7)
Total other income (expense), net	$59	$27
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 11, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 17. Income Taxes
We reported an income tax provision of $16 million and $7 million for the three months ended April 30, 2024, and 2023, respectively. The income tax provision for the three months ended April 30, 2024, was primarily attributable to earnings in U.S. and profitable foreign jurisdictions, offset by the excess tax benefit from stock-based compensation. The income tax provision for the three months ended April 30, 2023, was primarily attributable to income tax expenses in profitable foreign jurisdictions and an increase in U.S. taxes due to capitalized research and development expenditures.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of April 30, 2024, we continue to maintain valuation allowances related to tax credits in certain state jurisdictions and net operating loss in certain foreign jurisdictions. We will continue to evaluate the need for valuation allowances for our deferred tax assets.
Note 18. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, net of treasury stock. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive shares of common stock, including outstanding share-based awards consisting primarily of unvested RSUs and ESPP obligations and outstanding warrants related to the issuance of convertible senior notes. We determine the dilutive effect of outstanding share-based awards and warrants using the treasury stock method.
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
The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except number of shares, which are reflected in thousands, and per share data):

	Three Months Ended April 30,
	2024		2023
	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$85	$22	$0	$0
Denominator:
Weighted-average shares outstanding, basic	211,369	53,075	204,187	54,633
Net income (loss) per share, basic	$0.40	$0.40	$0.00	$0.00
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$85	$22	$0	$0
Reallocation of net income as a result of conversion of Class B to Class A common stock	22	0	0	0
Reallocation of net income to Class B common stock	0	(1)	0	0
Net income (loss) for diluted calculation	107	21	0	0
Denominator:
Weighted-average shares outstanding, basic	211,369	53,075	204,187	54,633
Conversion of Class B to Class A common stock	53,075	0	54,633	0
Dilutive effect of share-based awards	5,854	0	2,551	0
Weighted-average shares outstanding, diluted	270,298	53,075	261,371	54,633
Net income (loss) per share, diluted	$0.40	$0.40	$0.00	$0.00
The computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2024	2023
Shares related to outstanding share-based awards	72	3,909
Shares subject to warrants related to the issuance of convertible senior notes	0	2,108
Total	72	6,017

Note 19. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in millions):

	Three Months Ended April 30,
	2024	2023
United States	$1,493	$1,264
Other countries	497	420
Total revenues	$1,990	$1,684
Long-Lived Assets
Our long-lived assets are attributed to a country based on the physical location of the assets. We define long-lived assets as property and equipment and operating lease right-of-use assets because many of these assets cannot be readily moved and are relatively illiquid, subjecting them to geographic risk. None of our other assets are subject to significant geographic risk. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area was as follows (in millions):

	April 30, 2024	January 31, 2024
United States	$1,208	$1,199
Ireland	216	213
Other countries	137	111
Total long-lived assets	$1,561	$1,523

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
We plan to reinvest a significant portion of our incremental revenues in future periods to continue growing our business. We have invested and expect to continue to invest heavily in our product development efforts to deliver additional compelling applications, increase our product localization in targeted international markets, meet our customers’ evolving industry needs, and enhance our existing applications. In addition, we plan to continue to expand our ability to sell our applications globally, particularly in Europe and the Asia-Pacific region, by increasing our sales organization and marketing programs and by expanding our ecosystem of partners to deliver deployments, sales, and co-innovation on the Workday platform. We are also investing in our personnel to support the growing opportunity in our financial management applications business and our growing customer base. Additionally, we expect to make further significant investments in our data center capacity, third-party hosted infrastructure platforms, and cybersecurity capabilities as we plan for future growth.

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
We have experienced, and may continue to experience, a moderation of revenue growth rates due to increased deal scrutiny and the lengthening of certain sales cycles, particularly within net new opportunities, and lower headcount level commitments upon renewals of existing customers. Further, we have provided, and may continue to provide, certain customers with more flexible payment terms. If the economic uncertainty continues, we may also experience additional negative impacts on customer renewals, customer collections, sales and marketing efforts, customer deployments, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.

Financial Results Overview
The following table provides an overview of our key metrics (in millions, except percentages, basis points, and headcount data):

	Three Months Ended April 30,
	2024	2023	Change
Total revenues	$1,990	$1,684	18%
Subscription services revenues	$1,815	$1,528	19%

GAAP operating income (loss)	$64	$(20)	421%
Non-GAAP operating income (1)	$515	$396	30%

GAAP operating margin	3.2%	(1.2)%	437 bps
Non-GAAP operating margin (1)	25.9%	23.5%	236 bps

Operating cash flows	$372	$277	34%
Free cash flows (1)	$291	$218	33%

	As of April 30,
	2024	2023	Change
Total subscription revenue backlog	$20,681	$16,651	24%
12-month subscription revenue backlog	$6,600	$5,595	18%
24-month subscription revenue backlog	$11,590	$9,790	18%

Cash, cash equivalents, and marketable securities	$7,182	$6,329	13%

Headcount	19,415	17,866	9%
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
Subscription services revenues accounted for approximately 91% of our total revenues for the three months ended April 30, 2024, and represented 96% of our total unearned revenue as of April 30, 2024. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Product development expenses. Product development expenses consist primarily of employee-related expenses associated with our efforts to add new features and applications, increase functionality, and enhance the ease of use of our cloud applications, as well as expenses related to data center capacity.
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
Results of Operations
Revenues
Our total revenues for the three months ended April 30, 2024, and 2023, were as follows (in millions, except percentages):

	Three Months Ended April 30,
	2024	2023
Subscription services	$1,815	$1,528
Professional services	175	156
Total revenues	$1,990	$1,684
Total revenues were $2.0 billion for the three months ended April 30, 2024, compared to $1.7 billion for the prior year period, an increase of $305 million, or 18%. Subscription services revenues were $1.8 billion for the three months ended April 30, 2024, compared to $1.5 billion for the prior year period, an increase of $288 million, or 19%. The increase in subscription services revenues was primarily due to an increased number of new customers, expansion of our product offerings sold to existing customers, and strong customer renewals, with gross and net retention rates over 95% and over 100%, respectively. Professional services revenues were $175 million for the three months ended April 30, 2024, compared to $156 million for the prior year period, an increase of $18 million, or 11%. The increase in professional services revenues was primarily due to variations in project size and mix of deployment and integration services provided.

Subscription Revenue Backlog
As of April 30, 2024, our total subscription revenue backlog was $20.7 billion, with $6.6 billion and $11.6 billion expected to be recognized in revenues over the next 12 and 24 months, respectively. As of April 30, 2023, our total subscription revenue backlog was $16.7 billion, with $5.6 billion and $9.8 billion expected to be recognized in revenues over the next 12 and 24 months, respectively. The increase in subscription revenue backlog was primarily driven by an increased number of new customers, timing of renewals for existing customers, expansion of our product offerings sold to existing customers, and longer duration of customer contracts.
Costs and Expenses
Our costs and expenses for the three months ended April 30, 2024, and 2023, were as follows (in millions):

	Three Months Ended April 30,
	2024	2023
Costs of subscription services	$290	$239
Costs of professional services	199	178
Product development	656	600
Sales and marketing	573	519
General and administrative	208	168
Total costs and expenses	$1,926	$1,704
Total costs and expenses were $1.9 billion for the three months ended April 30, 2024, compared to $1.7 billion for the prior year period, an increase of $222 million, or 13%. The increase in GAAP operating expenses included increases of $154 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $17 million in professional services and subcontractor expenses, $11 million in expenses for data center capacity, and $11 million in amortization of deferred sales commissions due to increased sales.
Costs of Subscription Services
Costs of subscription services were $290 million for the three months ended April 30, 2024, compared to $239 million for the prior year period, an increase of $51 million, or 21%. The increase in costs of subscription services included increases of $36 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount and $9 million in expenses for data center capacity.
We expect costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
Costs of professional services were $199 million for the three months ended April 30, 2024, compared to $178 million for the prior year period, an increase of $20 million, or 11%. The increase in costs of professional services included increases of $11 million in professional services and subcontractor expenses and $7 million in employee-related expenses, including share-based compensation.
We expect costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as our subscription services revenues continue to grow as we expand both our customer base and our footprint within our existing customers.
Product Development
Product development expenses were $656 million for the three months ended April 30, 2024, compared to $600 million for the prior year period, an increase of $56 million, or 9%. The increase in product development expenses included an increase of $49 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount.
We expect product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies, including costs incurred for hardware maintenance, data center capacity, facility costs, and IT-related expenses.

Sales and Marketing
Sales and marketing expenses were $573 million for the three months ended April 30, 2024, compared to $519 million for the prior year period, an increase of $54 million, or 10%. The increase in sales and marketing expenses included increases of $35 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount and $11 million in amortization of deferred sales commissions due to increased sales.
We expect sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
General and administrative expenses were $208 million for the three months ended April 30, 2024, compared to $168 million for the prior year period, an increase of $41 million, or 25%. The increase in general and administrative expenses included increases of $27 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount and $8 million in realignment costs.
We expect general and administrative expenses will continue to increase in absolute dollars as we invest in our general and administrative organizations to support business growth.
Share-Based Compensation
Costs and expenses include share-based compensation expenses as follows (in millions):

	Three Months Ended April 30,
	2024	2023
Costs of subscription services	$38	$29
Costs of professional services	31	30
Product development	173	170
Sales and marketing	72	80
General and administrative	71	60
Total share-based compensation expenses	$385	$369
Percentage of total revenues	19.3%	21.9%
Share-based compensation expenses increased by $16 million for the three months ended April 30, 2024, compared to the prior year period, primarily due to additional grants to new and existing employees.
Equity compensation is an important element of our compensation philosophy. While we expect share-based compensation expense to grow in absolute dollars as we expand our global workforce, we expect it to continue to decline as a percentage of total revenues.
Operating Income (Loss) and Operating Margin
GAAP operating income (loss) increased from $(20) million, or (1.2)% of revenues, for the three months ended April 30, 2023, to $64 million, or 3.2% of revenues, for the three months ended April 30, 2024, primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses.
Non-GAAP operating income increased from $396 million, or 23.5% of revenues, for the three months ended April 30, 2023, to $515 million, or 25.9% of revenues, for the three months ended April 30, 2024, primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses.

Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in millions, except percentages). See “Non-GAAP Financial Measures” below for further information.

	Three Months Ended April 30,
	2024	2023
Operating income (loss)	$64	$(20)
Share-based compensation expenses	385	369
Employer payroll tax-related items on employee stock transactions	38	26
Amortization of acquisition-related intangible assets	17	21
Acquisition-related costs	3	0
Realignment costs	8	0
Non-GAAP operating income (loss)	$515	$396

Operating margin	3.2%	(1.2)%
Share-based compensation expenses	19.3%	21.9%
Employer payroll tax-related items on employee stock transactions	1.9%	1.5%
Amortization of acquisition-related intangible assets	0.9%	1.3%
Acquisition-related costs	0.2%	0.0%
Realignment costs	0.4%	0.0%
Non-GAAP operating margin	25.9%	23.5%
Other Income (Expense), Net
Other income (expense), net consisted of the following (in millions):

	Three Months Ended April 30,
	2024	2023
Total other income (expense), net	$59	$27
Other income, net increased by $33 million for the three months ended April 30, 2024, compared to the prior year period, primarily driven by an increase in interest income on our marketable securities from higher investment balances and increased interest rates.
Provision For (Benefit From) Income Taxes
The provision for (benefit from) income taxes consisted of the following (in millions):

	Three Months Ended April 30,
	2024	2023
Provision for (benefit from) income taxes	$16	$7
The income tax provision for the three months ended April 30, 2024, was primarily attributable to earnings in U.S. and profitable foreign jurisdictions, offset by the excess tax benefit from stock-based compensation.
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
For further information, see Note 17, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Liquidity and Capital Resources
As of April 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $7.2 billion, which were primarily held for working capital and general corporate purposes. Our cash equivalents and marketable securities are composed of, in order from largest to smallest, corporate bonds, U.S. treasury securities, commercial paper, money market funds, and U.S. agency obligations. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
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
Our cash flows for the three months ended April 30, 2024, and 2023, were as follows (in millions):

	Three Months Ended April 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$372	$277
Investing activities	(258)	(713)
Financing activities	(367)	(2)
Effect of exchange rate changes	0	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(253)	$(439)
Operating Activities
Cash provided by operating activities was $372 million and $277 million for the three months ended April 30, 2024, and 2023, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections and interest received from marketable debt securities, offset by higher cash paid for employee-related expenses primarily due to higher average headcount.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2024, was $258 million, which was primarily related to cash consideration of $512 million for the acquisition of HiredScore, net of cash acquired, and capital expenditures of $81 million for data center and office space projects, offset by proceeds of $335 million from net maturities and sales of marketable debt securities.
Cash used in investing activities for the three months ended April 30, 2023, was $713 million, which primarily resulted from a cash outflow of $656 million from the timing of purchases and maturities of marketable securities and capital expenditures of $59 million for data center and office space projects, offset by proceeds of $22 million from sales of marketable securities.
We expect capital expenditures will be approximately $330 million in fiscal 2025. This includes investments in our data centers, office facilities, and corporate IT infrastructure to support our continued growth.
Financing Activities
Cash used in financing activities was $367 million for the three months ended April 30, 2024, which consisted of taxes paid of $239 million related to net share settlement of equity awards and $128 million of repurchases of common stock under our share repurchase plans.
Cash used in financing activities was $2 million for the three months ended April 30, 2023.

Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures. See “Non-GAAP Financial Measures” below for further information.
Free cash flows improved to $291 million for the three months ended April 30, 2024, compared to $218 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections and interest received from marketable debt securities, offset by higher cash paid for employee-related expenses primarily due to higher average headcount and higher capital expenditures for data center and office space projects.
Reconciliation of our GAAP net cash provided by (used in) operating activities to non-GAAP free cash flows is as follows (in millions):

	Three Months Ended April 30,
	2024	2023
Net cash provided by (used in) operating activities	$372	$277
Less: Capital expenditures	(81)	(59)
Free cash flows	$291	$218
Share Repurchase Program
In November 2022, our Board of Directors authorized the 2022 Share Repurchase Program under which we were authorized to repurchase up to $500 million of our outstanding shares of Class A common stock. As of April 30, 2024, we had completed the repurchase authorization under this program. In February 2024, our Board of Directors authorized the 2024 Share Repurchase Program, under which we may repurchase up to an additional $500 million of our Class A common stock. For further information, see Note 14, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Senior Notes, agreements for third-party hosted infrastructure platforms for business operations, leases for office space and co-location facilities for data center capacity, and other purchase obligations entered into in the ordinary course of business. There have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
Non-GAAP Financial Measures
Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating income, non-GAAP operating margin, and free cash flows meet the definition of non-GAAP financial measures.
Change in Non-GAAP Financial Measures
Effective beginning fiscal 2025, we will exclude certain acquisition-related costs and realignment costs from our non-GAAP results as they may vary from period to period independent of the operating performance of our business. There was no impact to prior period amounts presented in this report as a result of this change since no qualifying costs were incurred in the first quarter of fiscal 2024.
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
•Share-based compensation expenses. Share-based compensation primarily consists of non-cash expenses for employee RSUs and our ESPP, and includes share-based compensation associated with acquisitions. Although share-based compensation is an important aspect of the compensation of our employees and executives, this expense is determined using a number of factors, including our stock price, volatility, and forfeiture rates, that are beyond our control and generally unrelated to operational decisions and performance in any particular period. Further, share-based compensation expenses are not reflective of the value ultimately received by the grant recipients.
•Employer payroll tax-related items on employee stock transactions. We exclude the employer payroll tax-related items on employee stock transactions in order to show the full effect that excluding share-based compensation expenses has on our operating results. Similar to share-based compensation expenses, this tax expense is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.
•Amortization of acquisition-related intangible assets. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of the related amortization can vary significantly and are unique to each acquisition and thus we do not believe it is reflective of our ongoing operations. Although we exclude the amortization of acquisition-related intangible assets from these non-GAAP financial measures, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.
•Acquisition-related costs. Acquisition-related costs include direct transaction costs, such as due diligence and advisory fees, and certain compensation and integration-related expenses. We exclude the effects of acquisition-related costs as we believe these transaction-specific expenses are inconsistent in amount and frequency and do not correlate to the operation of our business.
•Realignment costs. Realignment costs are associated with a formal restructuring plan and are primarily related to employee severance, the closure of facilities, and cancellation of certain contracts. We exclude these expenses because they are not reflective of ongoing business and operating results.
Free Cash Flows
We define free cash flows as net cash provided by (used in) operating activities minus capital expenditures. We use free cash flows as a measure of financial progress in our business, as it balances operating results, cash management, and capital efficiency. We believe information regarding free cash flows provides investors and others with an enhanced view of cash flow generation from the ongoing operations of our business.
Limitations on the Use of Non-GAAP Financial Measures
A limitation of our non-GAAP financial measures of non-GAAP operating income, non-GAAP operating margin, and free cash flows is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Further, these non-GAAP financial measures have certain limitations as they do not reflect all items of expense or cash that affect our operations and are reflected in the corresponding GAAP financial measures. In the case of share-based compensation, if we did not pay out a portion of compensation in the form of share-based compensation, the cash salary expense included in operating expenses would be higher, which would affect our cash position.
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

See “Results of Operations—Operating Income (Loss) and Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating income (loss) and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin, for the three months ended April 30, 2024, and 2023.
See “Liquidity and Capital Resources—Free Cash Flows” for a reconciliation from the most comparable GAAP financial measure, net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flows, for the three months ended April 30, 2024, and 2023.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, judgments, and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that the following critical accounting policies involve a high degree of judgment and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Income taxes
•Business combinations, goodwill, and acquisition-related intangible assets
•Non-marketable equity investments
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. During the three months ended April 30, 2024, there were no significant changes to our critical accounting policies and estimates.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of April 30, 2024, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $7.2 billion and $7.8 billion as of April 30, 2024, and January 31, 2024, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds.. The cash, cash equivalents, and marketable securities are held primarily for working capital and general corporate purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease of 100 basis points in interest rates would have resulted in an approximately $54 million market value reduction or increase in our investment portfolio as of April 30, 2024. An immediate increase or decrease of 100 basis points in interest rates would have resulted in an approximately $57 million market value reduction or increase in our investment portfolio as of January 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
Furthermore, our applications are essential to many of the business processes for our customers. For example, our financial management application is essential to our and our customers’ financial planning, reporting, and compliance programs. Any interruption in our service may affect the availability, accuracy, or timeliness of such programs and as a result could damage our reputation, cause our customers to terminate their use of our applications, require us to issue refunds for prepaid and unused subscription services, require us to compensate our customers for certain losses, and prevent us from gaining additional business from current or future customers. In addition, because we use Workday’s financial management application, any problems that we experience with financial reporting and compliance could be negatively perceived by prospective or current customers and negatively impact demand for our applications.
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
We host our applications and serve our customers and users globally from data centers operated by third parties and rely upon third-party hosted infrastructure partners to operate certain aspects of our services. We control our applications and data but we do not control the facilities, operations, and physical security of these locations. Disruption of or interference at our data centers or hosted infrastructure partners has and could in the future impact our operations and our business could be adversely impacted. For example, we have experienced disruptions at certain of our data centers in the U.S. due to high temperatures and power outages that resulted in a brief temporary outage of our services for a subset of our customers. Our data center and hosted infrastructure partner facilities may also be subject to cybersecurity breaches, capacity constraints, financial difficulties, break-ins, sabotage, intentional acts of vandalism and similar misconduct, natural catastrophic events, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit, or delay operations, and our disaster recovery planning may not account for all eventualities.
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
If we fail to successfully promote and maintain positive awareness of our brand, or we fail to expand positive awareness of our newer solutions or products, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread positive brand awareness that is critical for broad customer adoption of our applications and for the end user experience. Any unfavorable publicity or perception of our brand or our applications, including any unfavorable candidate or end user experience, could negatively impact our ability to attract and retain customers and also make it more difficult to hire and retain employees.
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our operating results. Moreover, we may experience additional or unexpected changes in how we are required to account for our acquisitions pursuant to U.S. GAAP, including arrangements that we may assume in an acquisition.
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
Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of security researchers, including those who appear to offer a solution to a vulnerability in exchange for some compensation, and insiders, to sophisticated hacker organizations, including state-sponsored actors who may launch coordinated attacks, such as retaliatory cyber attacks stemming from the Russia-Ukraine conflict or attacks motivated by the type of data that is processed by our customers, including our public sector customers, on our platform. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security events. As our market presence grows, we face increased risks of cybersecurity attack or other security threats. Key cybersecurity risks range from viruses, worms, ransomware, and other malicious software programs, to phishing attacks, to credential theft or abuse, to exploitation of software bugs or other defects, to targeted attacks against cloud services and other hosted software, to exploitation of unmanaged software or systems, any of which can result in a compromise of our applications or systems and the data we store or process, disclosure of Workday confidential information and intellectual property, production downtimes, reputational harm, and an increase in costs to the business. As the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and often are not identified until they are launched against a target, and because evidence of unauthorized activity may not have been captured or retained, or may be proactively destroyed by unauthorized actors, we may be unable to anticipate these attacks, assess the true impact they may have on our business and operations, or to implement adequate preventative measures. Future cyber-attacks and other security events may have a significant or material impact on our business and operating results.
There may also continue to be attacks targeting any vulnerabilities in our applications, internally built infrastructure, enhancements, and updates to our existing offerings, or in the many different underlying networks and services that power the internet that our products depend on, most of which are not under our control or the control of our vendors, partners, or customers. Systems and processes designed to protect our applications, systems, software, and data, as well as customer data and other user data, and to prevent data loss and detect security breaches, may not be effective against all cybersecurity threats or perceived threats. We have been subject to such incidents, including through third-party service providers and in connection with acquisitions we have made. In addition, our software development practices have not and may not identify all potential privacy or security issues, and inadvertent disclosures of data have occurred and may occur again.
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
In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Additionally, in April 2022, we entered into a 2022 Credit Agreement which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of April 30, 2024, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
As of April 30, 2024, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 44 million shares of Class B common stock and 1 million shares of Class A common stock. As of April 30, 2024, our Co-Founder and Executive Chair, Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.4 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of April 30, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
In November 2022, our Board of Directors authorized a program under which we were authorized to repurchase up to $500 million of our outstanding shares of Class A common stock. As of April 30, 2024, we had completed the repurchase authorization under this program. In February 2024, the Board of Directors authorized the 2024 Share Repurchase Program under which we may repurchase up to an additional $500 million of our Class A common stock. The 2024 Share Repurchase Program has a term of 18 months, but the program may be modified, suspended, or terminated at any time. Such repurchases may be made through open market transactions, including through the use of trading plans intended to qualify under Rule 10b5-1, through privately negotiated transactions, or by other means, in accordance with applicable securities laws and other restrictions.
Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
The existence of our share repurchase programs could cause our stock price to trade higher than it otherwise would and could potentially reduce the market liquidity for our stock. Our share repurchase programs may not enhance long-term stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of this program.
Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of our share repurchase programs. Furthermore, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests, and other relevant factors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended April 30, 2024 (in millions, except number of shares which are reflected in thousands and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
February 1, 2024 - February 29, 2024	0	$0.00	0	$502
March 1, 2024 - March 31, 2024	183	274.02	183	453
April 1, 2024 - April 30, 2024	319	263.13	319	369
Total	502		502
(1)In November 2022, our Board of Directors authorized the 2022 Share Repurchase Program under which we were authorized to repurchase up to $500 million of our outstanding shares of Class A common stock. As of April 30, 2024, we had completed the purchase authorization under this program. In February 2024, our Board of Directors authorized the 2024 Share Repurchase Program, under which we may repurchase up to an additional $500 million of our outstanding shares of Class A common stock. For further information, see Note 14, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
There were no insider trading arrangements adopted or terminated during the quarter.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 29, 2024

Workday, Inc.

/s/ Zane Rowe
Zane Rowe Chief Financial Officer (Principal Financial and Accounting Officer)