Form 10-Q
period 2024-07-31
Workday, Inc.
filed 2024-08-28
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of August 26, 2024, there were approximately 213 million shares of the registrant’s Class A common stock, net of treasury stock, and 52 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	July 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,635	$2,012
Marketable securities	5,738	5,801
Trade and other receivables, net	1,292	1,639
Deferred costs	237	232
Prepaid expenses and other current assets	298	255
Total current assets	9,200	9,939
Property and equipment, net	1,259	1,234
Operating lease right-of-use assets	339	289
Deferred costs, noncurrent	487	509
Acquisition-related intangible assets, net	331	233
Deferred tax assets	1,022	1,065
Goodwill	3,257	2,846
Other assets	339	337
Total assets	$16,234	$16,452
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$87	$78
Accrued expenses and other current liabilities	292	287
Accrued compensation	487	544
Unearned revenue	3,549	4,057
Operating lease liabilities	98	89
Total current liabilities	4,513	5,055
Debt, noncurrent	2,982	2,980
Unearned revenue, noncurrent	62	70
Operating lease liabilities, noncurrent	284	227
Other liabilities	48	38
Total liabilities	7,889	8,370
Stockholders’ equity:
Common stock	0	0
Additional paid-in capital	10,869	10,400
Treasury stock	(1,051)	(608)
Accumulated other comprehensive income (loss)	19	21
Accumulated deficit	(1,492)	(1,731)
Total stockholders’ equity	8,345	8,082
Total liabilities and stockholders’ equity	$16,234	$16,452
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenues:
Subscription services	$1,903	$1,624	$3,719	$3,152
Professional services	182	163	356	319
Total revenues	2,085	1,787	4,075	3,471
Costs and expenses (1):
Costs of subscription services	304	256	594	495
Costs of professional services	207	192	406	371
Product development	649	610	1,305	1,210
Sales and marketing	611	524	1,184	1,043
General and administrative	203	169	411	336
Total costs and expenses	1,974	1,751	3,900	3,455
Operating income (loss)	111	36	175	16
Other income (expense), net	57	46	116	73
Income (loss) before provision for (benefit from) income taxes	168	82	291	89
Provision for (benefit from) income taxes	36	3	52	10
Net income (loss)	$132	$79	$239	$79
Net income (loss) per share, basic	$0.50	$0.30	$0.90	$0.30
Net income (loss) per share, diluted	$0.49	$0.30	$0.89	$0.30
Weighted-average shares used to compute net income (loss) per share, basic	265,317	261,191	264,885	260,026
Weighted-average shares used to compute net income (loss) per share, diluted	267,949	264,435	269,128	262,923

(1) Costs and expenses include share-based compensation expenses as follows:
	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Costs of subscription services	$35	$30	$73	$59
Costs of professional services	28	29	59	59
Product development	163	162	336	332
Sales and marketing	77	67	149	147
General and administrative	67	64	138	125
Total share-based compensation expenses	$370	$352	$755	$722
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net income (loss)	$132	$79	$239	$79
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(1)	1	(3)	1
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision (benefit) of $10, $0, $1, and $0, respectively	27	(18)	2	(12)
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision of $(1), $(1), $0, and $2, respectively	(24)	(33)	(1)	(49)
Other comprehensive income (loss), net of tax	2	(50)	(2)	(60)
Comprehensive income (loss)	$134	$29	$237	$19
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Common stock:
Balance, beginning of period	$0	$0	$0	$0
Issuance of common stock under employee equity plans	0	0	0	0
Shares withheld related to net share settlement of equity awards	0	0	0	0
Balance, end of period	0	0	0	0
Additional paid-in capital:
Balance, beginning of period	10,512	9,196	10,400	8,829
Issuance of common stock under employee equity plans	106	95	106	95
Shares withheld related to net share settlement of equity awards	(121)	(5)	(395)	(8)
Share-based compensation	372	352	758	722
Balance, end of period	10,869	9,638	10,869	9,638
Treasury stock:
Balance, beginning of period	(742)	(185)	(608)	(185)
Common stock repurchases under share repurchase programs	(309)	(139)	(443)	(139)
Balance, end of period	(1,051)	(324)	(1,051)	(324)
Accumulated other comprehensive income (loss):
Balance, beginning of period	17	43	21	53
Other comprehensive income (loss)	2	(50)	(2)	(60)
Balance, end of period	19	(7)	19	(7)
Accumulated deficit:
Balance, beginning of period	(1,624)	(3,112)	(1,731)	(3,112)
Net income (loss)	132	79	239	79
Balance, end of period	(1,492)	(3,033)	(1,492)	(3,033)
Total stockholders’ equity	$8,345	$6,274	$8,345	$6,274

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Common stock shares:
Balance, beginning of period	265,218	260,408	263,862	257,991
Issuance of common stock under employee equity plans	1,959	2,109	4,835	4,543
Shares withheld related to net share settlement of equity awards	(530)	(24)	(1,548)	(41)
Common stock repurchased	(1,387)	(635)	(1,889)	(635)
Balance, end of period	265,260	261,858	265,260	261,858
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cash flows from operating activities:
Net income (loss)	$132	$79	$239	$79
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	79	71	154	142
Share-based compensation expenses	370	352	755	722
Amortization of deferred costs	62	52	121	101
Non-cash lease expense	25	24	51	48
(Gains) losses on investments	3	(1)	10	7
Accretion of discounts on marketable debt securities, net	(29)	(38)	(62)	(72)
Deferred income taxes	27	0	33	2
Other	9	(6)	11	(12)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(157)	(183)	351	290
Deferred costs	(64)	(68)	(104)	(103)
Prepaid expenses and other assets	46	25	24	7
Accounts payable	2	2	12	(56)
Accrued expenses and other liabilities	69	36	(124)	(187)
Unearned revenue	(3)	80	(528)	(265)
Net cash provided by (used in) operating activities	571	425	943	703
Cash flows from investing activities:
Purchases of marketable securities	(1,365)	(1,585)	(2,143)	(3,473)
Maturities of marketable securities	1,035	1,240	2,132	2,471
Sales of marketable securities	51	25	68	48
Capital expenditures	(55)	(65)	(136)	(124)
Business combinations, net of cash acquired	(10)	0	(522)	0
Purchase of other intangible assets	0	0	0	(9)
Purchases of non-marketable equity and other investments	(7)	0	(7)	(11)
Sales and maturities of non-marketable equity and other investments	5	0	5	0
Net cash provided by (used in) investing activities	(346)	(385)	(603)	(1,098)
Cash flows from financing activities:
Repurchases of common stock	(312)	(139)	(440)	(139)
Proceeds from issuance of common stock from employee equity plans	106	95	106	95
Taxes paid related to net share settlement of equity awards	(141)	(5)	(381)	(8)
Net cash provided by (used in) financing activities	(347)	(49)	(715)	(52)
Effect of exchange rate changes	0	1	0	0
Net increase (decrease) in cash, cash equivalents, and restricted cash	(122)	(8)	(375)	(447)
Cash, cash equivalents, and restricted cash at the beginning of period	1,771	1,456	2,024	1,895
Cash, cash equivalents, and restricted cash at the end of period	$1,649	$1,448	$1,649	$1,448
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Supplemental cash flow data:
Cash paid for interest	$0	$0	$55	$55
Cash paid for income taxes, net of refunds	29	21	35	32
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	56	41	56	41
Accrued taxes related to net share settlement of equity awards	14	0	14	0

	As of July 31,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$1,635	$1,436
Restricted cash included in Prepaid expenses and other current assets	14	12
Total cash, cash equivalents, and restricted cash	$1,649	$1,448
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
Workday is a leading provider of cloud-based applications for financial management, human capital management (“HCM”), planning, spend management, and analytics. With Workday, our customers have a unified platform with artificial intelligence (“AI”) built into its core that helps them manage their two most important assets – their people and money.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2024, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 8, 2024.
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
No customer individually accounted for more than 10% of trade and other receivables, net as of July 31, 2024, or January 31, 2024. No customer individually accounted for more than 10% of total revenues during the three and six months ended July 31, 2024, or 2023.
Other than the United States, no country individually accounted for more than 10% of total revenues during the three and six months ended July 31, 2024, or 2023.
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
Note 3. Investments
Debt Securities
As of July 31, 2024, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,615	$3	$(1)	$1,617
U.S. agency obligations	599	1	0	600
Corporate bonds	3,016	11	(4)	3,023
Commercial paper	1,029	0	0	1,029
Total debt securities	$6,259	$15	$(5)	$6,269
Included in Cash and cash equivalents	$531	$0	$0	$531
Included in Marketable securities	$5,728	$15	$(5)	$5,738

As of January 31, 2024, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,072	$4	$(2)	$2,074
U.S. agency obligations	753	2	(1)	754
Corporate bonds	2,496	9	(5)	2,500
Commercial paper	1,232	0	0	1,232
Total debt securities	$6,553	$15	$(8)	$6,560
Included in Cash and cash equivalents	$759	$0	$0	$759
Included in Marketable securities	$5,794	$15	$(8)	$5,801
The fair values of debt securities, by remaining contractual maturity, were as follows (in millions):

July 31, 2024
Due within 1 year	$3,206
Due in 1 year through 5 years	3,063
Total debt securities	$6,269
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
Interest receivable of $44 million and $35 million is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of July 31, 2024, and January 31, 2024, respectively.
The following tables summarize the aggregate fair value and gross unrealized losses for all debt securities in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of July 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$581	$(1)	$303	$0	$884	$(1)
U.S. agency obligations	214	0	40	0	254	0
Corporate bonds	561	(1)	588	(3)	1,149	(4)
Commercial paper	20	0	0	0	20	0
Total	$1,376	$(2)	$931	$(3)	$2,307	$(5)

	As of January 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$921	$(2)	$78	$(1)	$999	$(3)
U.S. agency obligations	234	0	100	(1)	334	(1)
Corporate bonds	921	(3)	171	(1)	1,092	(4)
Commercial paper	5	0	0	0	5	0
Total	$2,081	$(5)	$349	$(3)	$2,430	$(8)
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

We sold $53 million and $6 million of debt securities during the three months ended July 31, 2024, and 2023, respectively. We sold $70 million and $18 million of debt securities during the six months ended July 31, 2024, and 2023, respectively. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in millions):

	Condensed Consolidated Balance Sheets Location	July 31, 2024	January 31, 2024
Money market funds	Cash and cash equivalents	$756	$1,017
Non-marketable equity investments measured using the measurement alternative	Other assets	237	248
Total equity investments		$993	$1,265
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net realized gains (losses) recognized on equity investments sold (1)	$(3)	$2	$(3)	$1
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	0	(1)	(7)	(8)
Total net gains (losses) recognized in Other income (expense), net	$(3)	$1	$(10)	$(7)
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

	July 31, 2024	January 31, 2024
Total initial cost	$207	$213
Cumulative net unrealized gains (losses)	30	35
Carrying value	$237	$248
During the three months ended July 31, 2024, we recorded a loss of $3 million upon exit of a non-marketable equity investment. During the three months ended July 31, 2023, we recorded impairment losses of $10 million to the carrying value of non-marketable equity investments.
During the six months ended July 31, 2024, we recorded losses of $10 million related to impairments and exits of non-marketable equity investments. During the six months ended July 31, 2023, we recorded impairment losses of $12 million.
Marketable Equity Investments
We may hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. As of July 31, 2024, and January 31, 2024, we did not hold any such investments.
During the three and six months ended July 31, 2023, we recorded unrealized net gains of $8 million and $4 million, respectively, on our marketable equity investment balance held as of the end of the period of $56 million. Additionally, during the three and six months ended July 31, 2023, we sold marketable equity investments for proceeds of $20 million and $30 million, respectively, with immaterial corresponding realized gains.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of July 31, 2024 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$1,617	$0	$0	$1,617
U.S. agency obligations	0	600	0	600
Corporate bonds	0	3,023	0	3,023
Commercial paper	0	1,029	0	1,029
Money market funds	756	0	0	756
Foreign currency derivative assets	0	44	0	44
Total assets	$2,373	$4,696	$0	$7,069
Foreign currency derivative liabilities	$0	$28	$0	$28
Total liabilities	$0	$28	$0	$28
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
Fair Value Measurements of Other Financial Instruments
We carry our debt at face value less unamortized debt discount and issuance costs on our Condensed Consolidated Balance Sheets and present the fair value for disclosure purposes only. The fair values of all of our debt obligations are categorized as Level 2 financial instruments. For further information on the fair values of our debt and the inputs used in the calculations, see Note 11, Debt.

Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $724 million and $741 million as of July 31, 2024, and January 31, 2024, respectively. Amortization expense for the deferred costs was $62 million and $52 million for the three months ended July 31, 2024, and 2023, respectively, and $121 million and $101 million for the six months ended July 31, 2024, and 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	July 31, 2024	January 31, 2024
Computers, equipment, and software	$1,390	$1,387
Buildings	727	726
Leasehold improvements	231	213
Furniture, fixtures, and transportation equipment	104	99
Land and land improvements	81	81
Property and equipment, gross	2,533	2,506
Less accumulated depreciation and amortization	(1,274)	(1,272)
Property and equipment, net	$1,259	$1,234
Depreciation expense totaled $58 million and $49 million for the three months ended July 31, 2024, and 2023, respectively, and $115 million and $97 million for the six months ended July 31, 2024, and 2023, respectively.
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
Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following as of July 31, 2024 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$429	$(278)	$151
Customer relationships	334	(155)	179
Backlog	15	(15)	0
Trade name	14	(13)	1
Total	$792	$(461)	$331
Acquisition-related intangible assets, net consisted of the following as of January 31, 2024 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$318	$(256)	$62
Customer relationships	311	(140)	171
Backlog	15	(15)	0
Trade name	13	(13)	0
Total	$657	$(424)	$233
Amortization expense related to acquisition-related intangible assets was $20 million and $21 million for the three months ended July 31, 2024, and 2023, respectively, and $37 million and $42 million for the six months ended July 31, 2024, and 2023, respectively.
As of July 31, 2024, the future estimated amortization expense related to acquisition-related intangible assets was as follows (in millions):

Fiscal Period:
Remainder of 2025	$39
2026	72
2027	47
2028	43
2029	33
Thereafter	97
Total	$331

Note 9. Other Assets
Other assets consisted of the following (in millions):

	July 31, 2024	January 31, 2024
Non-marketable equity and other investments	$239	$248
Technology patents and other intangible assets, net	26	26
Contract assets	24	21
Prepayments for goods and services	16	14
Derivative assets	15	14
Deposits	8	8
Other	11	6
Total other assets	$339	$337
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of July 31, 2024, the future estimated amortization expense was as follows (in millions):

Fiscal Period:
Remainder of 2025	$2
2026	4
2027	3
2028	3
2029	3
Thereafter	11
Total	$26
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
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of July 31, 2024, we estimate that $25 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.
As of July 31, 2024, and January 31, 2024, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $2.7 billion and $2.5 billion, respectively. The notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $399 million as of both July 31, 2024, and January 31, 2024. All contracts had maturities of less than 60 months.

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
As of July 31, 2024, and January 31, 2024, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $131 million and, $237 million respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $22 million and $11 million, respectively.
The fair values of outstanding derivative instruments were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	July 31, 2024	January 31, 2024
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$29	$30
Cash flow hedges	Other assets	15	14
Non-designated hedges	Prepaid expenses and other current assets	0	2
Total derivative assets		$44	$46
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$14	$14
Cash flow hedges	Other liabilities	12	12
Non-designated hedges	Accrued expenses and other current liabilities	2	1
Total derivative liabilities		$28	$27
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in millions):

	Three Months Ended July 31,
Condensed Consolidated Statements of Operations Location	2024		2023
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$2,085	$8	$1,787	$17
Costs and expenses	1,974	(3)	1,751	2

	Six Months Ended July 31,
Condensed Consolidated Statements of Operations Location	2024		2023
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$4,075	$16	$3,471	$33
Costs and expenses	3,900	(4)	3,455	1

Pre-tax gains (losses) associated with cash flow hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2024	2023	2024	2023
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$(20)	$(15)	$11	$(13)
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	8	17	16	33
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	(3)	2	(4)	1
Gains (losses) associated with non-designated hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
		2024	2023	2024	2023
Gains (losses) related to non-designated hedges	Other income (expense), net	$(3)	$(1)	$(1)	$1
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
As of July 31, 2024, information related to these offsetting arrangements was as follows (in millions):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$14	$0	$14	$(4)	$0	$10
Counterparty B	8	0	8	(8)	0	0
Counterparty C	2	0	2	(2)	0	0
Counterparty D	17	0	17	(13)	0	4
Counterparty E	2	0	2	0	0	2
Counterparty F	1	0	1	(1)	0	0
Total	$44	$0	$44	$(28)	$0	$16

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$4	$0	$4	$(4)	$0	$0
Counterparty B	8	0	8	(8)	0	0
Counterparty C	2	0	2	(2)	0	0
Counterparty D	13	0	13	(13)	0	0
Counterparty E	0	0	0	0	0	0
Counterparty F	1	0	1	(1)	0	0
Total	$28	$0	$28	$(28)	$0	$0

Note 11. Debt
Outstanding debt consisted of the following (in millions):

	July 31, 2024	January 31, 2024
2027 Notes	$1,000	$1,000
2029 Notes	750	750
2032 Notes	1,250	1,250
Total principal amount	3,000	3,000
Less: unamortized debt discount and issuance costs	(18)	(20)
Debt, noncurrent	$2,982	$2,980
As of July 31, 2024, the future principal payments for the outstanding debt were as follows (in millions):

Fiscal Period:
Remainder of 2025	$0
2026	0
2027	0
2028	1,000
2029	0
Thereafter	2,000
Total principal amount	$3,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of July 31, 2024, and January 31, 2024, we were in compliance with all covenants associated with the Senior Notes.
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
As of both July 31, 2024, and January 31, 2024, the total estimated fair value of the Senior Notes was $2.8 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
Credit Agreement
In April 2022, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of July 31, 2024, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.

The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of July 31, 2024, and January 31, 2024, we were in compliance with all covenants included in the 2022 Credit Agreement.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Contractual interest expense	$28	$28	$55	$55
Interest cost related to amortization of debt discount and issuance costs	1	1	2	2
Total interest expense	$29	$29	$57	$57
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $339 million and $289 million as of July 31, 2024, and January 31, 2024, respectively, and operating lease liabilities were $382 million and $316 million as of July 31, 2024, and January 31, 2024, respectively.
The components of operating lease expense were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Operating lease cost	$29	$27	$58	$55
Short-term lease cost	0	1	1	2
Variable lease cost	15	10	24	22
Total operating lease cost	$44	$38	$83	$79
Supplemental cash flow information related to our operating leases was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$28	$25	$51	$54
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	41	32	101	64
Other information related to our operating leases was as follows:

	July 31, 2024	January 31, 2024
Weighted average remaining lease term (in years)	5	5
Weighted average discount rate	4.01%	3.95%

As of July 31, 2024, maturities of operating lease liabilities were as follows (in millions):

Fiscal Period:
Remainder of 2025	$55
2026	102
2027	83
2028	73
2029	47
Thereafter	74
Total lease payments	434
Less imputed interest	(52)
Total operating lease liabilities	$382
As of July 31, 2024, we have additional operating leases for data centers and office space that had not yet commenced with total undiscounted lease payments of $42 million. These operating leases will commence in fiscal 2025 and fiscal 2026, with lease terms ranging from approximately five to seven years.
Note 13. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the six months ended July 31, 2024, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of July 31, 2024, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 14. Stockholders’ Equity
Common Stock
As of July 31, 2024, there were 213 million shares of Class A common stock, net of treasury stock, and 53 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Share Repurchase Programs
In November 2022, our Board of Directors authorized the repurchase of up to $500 million of our outstanding shares of Class A common stock (“2022 Share Repurchase Program”). We completed the purchase authorization under this program during the first quarter of fiscal 2025.
In February 2024, our Board of Directors authorized a new program under which we may repurchase up to an additional $500 million of our outstanding shares of Class A common stock (“February 2024 Share Repurchase Program”). We may repurchase shares of Class A common stock from time to time through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, or by other means, in accordance with applicable securities laws and other restrictions. The timing and total amount of share repurchases under this program will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The February 2024 Share Repurchase Program has a term of 18 months, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.

During the three months ended July 31, 2024, and 2023, we repurchased a total of approximately 1.4 million and 0.6 million shares of Class A common stock for approximately $309 million and $139 million at an average price per share of $223.10 and $218.33, respectively. During the six months ended July 31, 2024, and 2023, we repurchased a total of approximately 1.9 million and 0.6 million shares of Class A common stock for approximately $443 million and $139 million at an average price per share of $234.78 and $218.33, respectively. All repurchases were made in open market transactions. As of July 31, 2024, we were authorized to repurchase a remaining $59 million of our outstanding shares of Class A common stock under the February 2024 Share Repurchase Program.
In August 2024, our Board of Directors authorized the August 2024 Share Repurchase Program, under which we may repurchase up to an additional $1.0 billion of our outstanding shares of Class A common stock. For further information, see Note 20, Subsequent Events.
Employee Equity Plans
In June 2022, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. Shares that are withheld in connection with the net share settlement of RSUs or forfeited are added to the reserves of the 2022 Plan. As of July 31, 2024, we had 17 million shares of Class A common stock available for future grants.
In June 2022, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of July 31, 2024, 3 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. RSU activity during the six months ended July 31, 2024, was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding balance as of January 31, 2024	15,020	$203.94
RSUs granted	6,148	253.13
RSUs vested	(2,668)	200.45
RSUs forfeited and canceled (1)	(2,046)	203.77
Outstanding balance as of July 31, 2024	16,454	222.91
(1)Includes shares withheld in connection with the net share settlement of RSUs.
As of July 31, 2024, there was a total of $2.8 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.
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

As of July 31, 2024, there was a total of $14 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately three years.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years.
As of July 31, 2024, there were 0.1 million options outstanding and exercisable with a weighted-average exercise price of $29.28, and an aggregate intrinsic value of $16 million. All stock options were fully vested, with no remaining unrecognized compensation cost.
Note 15. Contract Balances and Performance Obligations
Contract Balances
Contract assets and unearned revenue balances were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	July 31, 2024	January 31, 2024
Contract assets:
Contract assets, current	Trade and other receivables, net	$316	$240
Contract assets, noncurrent	Other assets	24	21
Total contract assets		$340	$261
Unearned revenue (1):
Unearned revenue, current	Unearned revenue	$3,549	$4,057
Unearned revenue, noncurrent	Unearned revenue, noncurrent	62	70
Total unearned revenue		$3,611	$4,127
(1)Included in the unearned revenue balance are amounts related to professional services that are subject to cancellation and pro-rated refund rights of $84 million and $76 million as of July 31, 2024, and January 31, 2024, respectively.
Revenues of $1.6 billion and $1.4 billion were recognized during the three months ended July 31, 2024, and 2023, respectively, that were included in the unearned revenue balances as of April 30, 2024, and 2023, respectively. Revenues of $2.8 billion and $2.4 billion were recognized during the six months ended July 31, 2024, and 2023, respectively, that were included in the unearned revenue balances as of January 31, 2024, and 2023, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2024, approximately $21.6 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $6.8 billion and $12.0 billion of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of July 31, 2024, were not material.
Note 16. Other Income (Expense), Net
Other income (expense), net consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Interest income	$88	$72	$181	$134
Interest expense (1)	(28)	(29)	(57)	(57)
Other (2)	(3)	3	(8)	(4)
Total other income (expense), net	$57	$46	$116	$73
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 11, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.

Note 17. Income Taxes
We reported an income tax provision of $52 million and $10 million for the six months ended July 31, 2024, and 2023, respectively. The income tax provision for the six months ended July 31, 2024, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions, offset by the excess tax benefit from stock-based compensation. The income tax provision for the six months ended July 31, 2023, was primarily attributable to income tax expenses in profitable foreign jurisdictions and capitalized research and development expenditures in the U.S.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of July 31, 2024, we continue to maintain valuation allowances related to tax credits in certain state jurisdictions and net operating loss in certain foreign jurisdictions. We will continue to evaluate the need for valuation allowances for our deferred tax assets.
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

The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except number of shares, which are reflected in thousands, and per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$106	$26	$62	$17	$191	$48	$62	$17
Denominator:
Weighted-average shares outstanding, basic	212,612	52,705	206,559	54,632	211,998	52,887	205,393	54,633
Net income (loss) per share, basic	$0.50	$0.50	$0.30	$0.30	$0.90	$0.90	$0.30	$0.30
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$106	$26	$62	$17	$191	$48	$62	$17
Reallocation of net income as a result of conversion of Class B to Class A common stock	26	0	17	0	48	0	17	0
Reallocation of net income to Class B common stock	0	0	0	(1)	0	(1)	0	(1)
Net income (loss) for diluted calculation	132	26	79	16	239	47	79	16
Denominator:
Weighted-average shares outstanding, basic	212,612	52,705	206,559	54,632	211,998	52,887	205,393	54,633
Conversion of Class B to Class A common stock	52,705	0	54,632	0	52,887	0	54,633	0
Dilutive effect of share-based awards	2,632	0	3,244	0	4,243	0	2,897	0
Weighted-average shares outstanding, diluted	267,949	52,705	264,435	54,632	269,128	52,887	262,923	54,633
Net income (loss) per share, diluted	$0.49	$0.49	$0.30	$0.30	$0.89	$0.89	$0.30	$0.30
The computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Total shares related to outstanding share-based awards	6,321	2,531	3,196	3,220

Note 19. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
United States	$1,561	$1,345	$3,054	$2,609
Other countries	524	442	1,021	862
Total revenues	$2,085	$1,787	$4,075	$3,471
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

	July 31, 2024	January 31, 2024
United States	$1,212	$1,199
Ireland	246	213
Other countries	140	111
Total long-lived assets	$1,598	$1,523
Note 20. Subsequent Events
August 2024 Share Repurchase Program
In August 2024, our Board of Directors authorized the August 2024 Share Repurchase Program, under which we may purchase up to $1.0 billion of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2024 Share Repurchase Program has no expiration date, but may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future financial condition and operating results, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, beliefs, and projections about future events, conditions, and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict and many of which are outside of our control, such as those arising from the impact of recent macroeconomic events, including inflation, fluctuating interest rates, and geopolitical factors, as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
Overview
Workday is a leading platform that helps organizations manage their two most important assets - their people and money. We deliver cloud-based applications for financial management, human capital management, planning, spend management, and analytics. Our diverse customer base includes medium-sized and large, global organizations within numerous industry categories, including professional and business services, financial services, healthcare, education, government, technology, media, retail, and hospitality. With Workday, our customers have a unified platform with AI built into its core that can help them deliver better employee experiences, improve operational efficiencies, and provide insights for faster, data-driven decision-making.
We have achieved significant growth since our inception in 2005, when we pioneered HCM in the cloud. As a result of our innovation and commitment to customer success, today we are a Fortune 500 company with more than 10,500 customers around the world. As we continue to grow, we are focused on driving sustainable, long-term subscription revenue growth by adding new customers and expanding our footprint with existing customers through product add-ons, increased headcount level commitments, and price adjustments. Central to this effort is investing in strategic growth areas including leveraging the power of our platform to drive increased adoption of our full suite of financial management and HCM applications, expanding internationally, innovating with AI, growing our partner ecosystem, deepening our industry verticals, and exploring strategic acquisitions to complement our organic innovation. Our investments across these targeted growth areas may require additional costs, but we remain committed to optimizing resource allocation and realizing a return on our investments. Over time, we believe these investments will support revenue growth and a more scalable business.
We are continuing to focus on expanding our operating margin by driving scale and building efficiencies across the business through investments in people, processes, and systems. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues will decrease over the longer term as we grow our revenues and invest in a disciplined manner to support our long-term growth initiatives.

Impact of Current Economic Conditions
Recent macroeconomic events including elevated inflation and fluctuating interest rates, as well as geopolitical factors including the Russia-Ukraine and Israel-Hamas conflicts, have negatively impacted the global economy and created continued uncertainty, volatility, and disruption of financial markets. Despite this, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers on their human capital and finance digital transformation journeys. Demand for our products remains strong, we continue to achieve solid new subscription bookings, and our near-term revenues are relatively predictable as a result of our subscription-based business model.
We have experienced, and may continue to experience, a moderation of revenue growth rates due to increased deal scrutiny and the lengthening of certain sales cycles, particularly within net new opportunities, and reduced growth in headcount level commitments upon renewals of existing customers. Further, we have provided, and may continue to provide, certain customers with more flexible payment terms. If the economic uncertainty continues, we may also experience additional negative impacts on customer renewals, customer collections, sales and marketing efforts, customer deployments, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.
Financial Results Overview
The following table provides an overview of our key metrics (in millions, except percentages, basis points, and headcount data):

	Three Months Ended July 31,			Six Months Ended July 31,
	2024	2023	Change	2024	2023	Change
Total revenues	$2,085	$1,787	17%	$4,075	$3,471	17%
Subscription services revenues	$1,903	$1,624	17%	$3,719	$3,152	18%

GAAP operating income (loss)	$111	$36	207%	$175	$16	962%
Non-GAAP operating income (1)	$518	$421	23%	$1,033	$817	26%

GAAP operating margin	5.3%	2.0%	331 bps	4.3%	0.5%	382 bps
Non-GAAP operating margin (1)	24.9%	23.6%	127 bps	25.4%	23.5%	180 bps

Operating cash flows	$571	$425	34%	$943	$703	34%
Free cash flows (1)	$516	$360	43%	$807	$579	40%

				As of July 31,
				2024	2023	Change
Total subscription revenue backlog				$21,582	$17,847	21%
12-month subscription revenue backlog				$6,797	$5,855	16%

Cash, cash equivalents, and marketable securities				$7,373	$6,657	11%

Headcount				19,908	17,887	11%
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
Subscription services revenues accounted for approximately 91% of our total revenues for the three and six months ended July 31, 2024, and represented 96% of our total unearned revenue as of July 31, 2024. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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

Results of Operations
Revenues
Our total revenues were as follows (in millions, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2024	2023	% Change	2024	2023	% Change
Subscription services	$1,903	$1,624	17%	$3,719	$3,152	18%
Professional services	182	163	12%	356	319	11%
Total revenues	$2,085	$1,787	17%	$4,075	$3,471	17%
Total revenues were $2.1 billion for the three months ended July 31, 2024, compared to $1.8 billion for the prior year period, an increase of $298 million, or 17%. Subscription services revenues were $1.9 billion for the three months ended July 31, 2024, compared to $1.6 billion for the prior year period, an increase of $279 million, or 17%. The increase in subscription services revenues was attributable to expansion within our existing customer base and sales to new customers. Our growth with existing customers is further reflected in our gross and net revenue retention rates exceeding 95% and 100%, respectively. Professional services revenues were $182 million for the three months ended July 31, 2024, compared to $163 million for the prior year period, an increase of $19 million, or 12%. The increase in professional services revenues was driven by higher demand for our deployment and integration services. This growth occurred even as we continued to expand and leverage our network of service partners.
Total revenues were $4.1 billion for the six months ended July 31, 2024, compared to $3.5 billion for the prior year period, an increase of $604 million, or 17%. Subscription services revenues were $3.7 billion for the six months ended July 31, 2024, compared to $3.2 billion for the prior year period, an increase of $567 million, or 18%. The increase in subscription services revenues was attributable to expansion within our existing customer base and sales to new customers. Our growth with existing customers is further reflected in our gross and net revenue retention rates exceeding 95% and 100%, respectively. Professional services revenues were $356 million for the six months ended July 31, 2024, compared to $319 million for the prior year period, an increase of $37 million, or 11%. The increase in professional services revenues was driven by higher demand for our deployment and integration services. This growth occurred even as we continued to expand and leverage our network of service partners.
Subscription Revenue Backlog
As of July 31, 2024, our total subscription revenue backlog was $21.6 billion, with $6.8 billion expected to be recognized in revenues over the next 12 months. As of July 31, 2023, our total subscription revenue backlog was $17.8 billion, with $5.9 billion expected to be recognized in revenues over the next 12 months. The increase in subscription revenue backlog was primarily driven by expansion within our existing customer base, sales to new customers, timing of renewals for existing customers, and longer duration of customer contracts.
Costs and Expenses
Our costs and expenses were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Costs of subscription services	$304	$256	$594	$495
Costs of professional services	207	192	406	371
Product development	649	610	1,305	1,210
Sales and marketing	611	524	1,184	1,043
General and administrative	203	169	411	336
Total costs and expenses	$1,974	$1,751	$3,900	$3,455
Total costs and expenses were $2.0 billion for the three months ended July 31, 2024, compared to $1.8 billion for the prior year period, an increase of $223 million, or 13%. The increase in operating expenses included increases of $118 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $31 million in professional services and subcontractor expenses, $17 million related to marketing programs, and $17 million in facilities and IT-related expenses.

Total costs and expenses were $3.9 billion for the six months ended July 31, 2024, compared to $3.5 billion for the prior year period, an increase of $445 million, or 13%. The increase in operating expenses included increases of $272 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $47 million in professional services and subcontractor expenses, $28 million in facilities and IT-related expenses, and $20 million in amortization of deferred sales commissions due to increased sales.
Costs of Subscription Services
Costs of subscription services were $304 million for the three months ended July 31, 2024, compared to $256 million for the prior year period, an increase of $48 million, or 19%. The increase in costs of subscription services included increases of $32 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, and $9 million in depreciation.
Costs of subscription services were $594 million for the six months ended July 31, 2024, compared to $495 million for the prior year period, an increase of $100 million, or 20%. The increase in costs of subscription services included increases of $67 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $17 million in depreciation, and $12 million in expenses for data center capacity.
We expect costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
Costs of professional services were $207 million for the three months ended July 31, 2024, compared to $192 million for the prior year period, an increase of $15 million, or 8%. The increase in costs of professional services included an increase of $14 million in subcontractor expenses.
Costs of professional services were $406 million for the six months ended July 31, 2024, compared to $371 million for the prior year period, an increase of $35 million, or 9%. The increase in costs of professional services included an increase of $25 million in subcontractor expenses.
We expect costs of professional services as a percentage of total revenues to continue to decline as we continue to rely on our service partners to deploy our applications and as our subscription services revenues continue to grow as we expand both our customer base and our footprint within our existing customers.
Product Development
Product development expenses were $649 million for the three months ended July 31, 2024, compared to $610 million for the prior year period, an increase of $39 million, or 6%. The increase in product development expenses included an increase of $29 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount.
Product development expenses were $1.3 billion for the six months ended July 31, 2024, compared to $1.2 billion for the prior year period, an increase of $95 million, or 8%. The increase in product development expenses included an increase of $79 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount.
We expect product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies, including costs incurred for hardware maintenance, data center capacity, facility costs, and IT-related expenses.
Sales and Marketing
Sales and marketing expenses were $611 million for the three months ended July 31, 2024, compared to $524 million for the prior year period, an increase of $87 million, or 17%. The increase in sales and marketing expenses included increases of $42 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $17 million related to marketing programs, and $10 million in amortization of deferred sales commissions due to increased sales.
Sales and marketing expenses were $1.2 billion for the six months ended July 31, 2024, compared to $1.0 billion for the prior year period, an increase of $141 million, or 13%. The increase in sales and marketing expenses included increases of $77 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $20 million in amortization of deferred sales commissions due to increased sales, and $14 million related to marketing programs.
We expect sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand awareness of our brand and product offerings to attract new and existing customers.

General and Administrative
General and administrative expenses were $203 million for the three months ended July 31, 2024, compared to $169 million for the prior year period, an increase of $34 million, or 20%. The increase in general and administrative expenses included increases of $15 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, and $11 million in professional services and subcontractor expenses.
General and administrative expenses were $411 million for the six months ended July 31, 2024, compared to $336 million for the prior year period, an increase of $75 million, or 22%. The increase in general and administrative expenses included increases of $43 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $15 million in professional services and subcontractor expenses, and $8 million in realignment costs.
We expect general and administrative expenses will continue to increase in absolute dollars as we continue to grow our business and invest in our infrastructure, people, and systems to support our global operations.
Share-Based Compensation
Costs and expenses include share-based compensation expenses as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Costs of subscription services	$35	$30	$73	$59
Costs of professional services	28	29	59	59
Product development	163	162	336	332
Sales and marketing	77	67	149	147
General and administrative	67	64	138	125
Total share-based compensation expenses	$370	$352	$755	$722
Percentage of total revenues	17.7%	19.7%	18.5%	20.8%
Share-based compensation expenses increased by $18 million for the three months ended July 31, 2024, compared to the prior year period, primarily due to additional grants to new and existing employees.
Share-based compensation expenses increased by $33 million for the six months ended July 31, 2024, compared to the prior year period, primarily due to additional grants to new and existing employees.
Equity compensation is an important element of our compensation philosophy. While we expect share-based compensation expense to grow in absolute dollars as we expand our global workforce, we expect it to continue to decline as a percentage of total revenues.
Operating Income (Loss) and Operating Margin
GAAP operating income was $111 million, or 5.3% of revenues, for the three months ended July 31, 2024, compared to the prior year GAAP operating income of $36 million, or 2.0% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses, including share-based compensation.
GAAP operating income was $175 million, or 4.3% of revenues, for the six months ended July 31, 2024, compared to the prior year GAAP operating income of $16 million, or 0.5% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses, including share-based compensation.
Non-GAAP operating income was $518 million, or 24.9% of revenues, for the three months ended July 31, 2024, compared to the prior year non-GAAP operating income of $421 million, or 23.6% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses.
Non-GAAP operating income was $1.0 billion, or 25.4% of revenues, for the six months ended July 31, 2024, compared to the prior year non-GAAP operating income of $817 million, or 23.5% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses.

Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in millions, except percentages). See “Non-GAAP Financial Measures” below for further information.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Operating income (loss)	$111	$36	$175	$16
Share-based compensation expenses	370	352	755	722
Employer payroll tax-related items on employee stock transactions	10	12	48	37
Amortization of acquisition-related intangible assets	20	21	37	42
Acquisition-related costs	6	0	10	0
Realignment costs	1	0	8	0
Non-GAAP operating income (loss)	$518	$421	$1,033	$817

Operating margin	5.3%	2.0%	4.3%	0.5%
Share-based compensation expenses	17.7%	19.7%	18.5%	20.8%
Employer payroll tax-related items on employee stock transactions	0.6%	0.7%	1.2%	1.1%
Amortization of acquisition-related intangible assets	1.0%	1.2%	1.0%	1.1%
Acquisition-related costs	0.3%	0.0%	0.2%	0.0%
Realignment costs	0.0%	0.0%	0.2%	0.0%
Non-GAAP operating margin	24.9%	23.6%	25.4%	23.5%
Other Income (Expense), Net
Other income (expense), net consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Total other income (expense), net	$57	$46	$116	$73
Other income, net increased by $12 million and $44 million for the three and six months ended July 31, 2024, compared to the prior year periods. The increases were primarily driven by additional interest income earned on our marketable debt securities from higher investment balances and increased interest rates.
Provision For (Benefit From) Income Taxes
The provision for (benefit from) income taxes consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Provision for (benefit from) income taxes	$36	$3	$52	$10
The income tax provision for the six months ended July 31, 2024, was primarily attributable to earnings in U.S. and profitable foreign jurisdictions, offset by the excess tax benefit from stock-based compensation.
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

Liquidity and Capital Resources
As of July 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $7.4 billion, which were primarily held for working capital and general corporate purposes. Our cash equivalents and marketable securities are composed of, in order from largest to smallest, corporate bonds, U.S. treasury securities, commercial paper, money market funds, and U.S. agency obligations. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to the remaining term of contracted noncancelable subscription agreements, which are not reflected on the Condensed Consolidated Balance Sheets, and, if necessary, our borrowing capacity under our 2022 Credit Agreement that provides for $1.0 billion of unsecured financing, are sufficient to meet our working capital, capital expenditure, share repurchase, and debt repayment needs over the next 12 months and beyond.
Our long-term future capital requirements depend on many factors, including the effects of macroeconomic trends, customer growth rates, subscription renewal activity, headcount growth, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, infrastructure development, and our investment and acquisition activities. As part of our strategy, we may choose to seek additional debt or equity financing.
Our cash flows were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net cash provided by (used in):
Operating activities	$571	$425	$943	$703
Investing activities	(346)	(385)	(603)	(1,098)
Financing activities	(347)	(49)	(715)	(52)
Effect of exchange rate changes	0	1	0	0
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(122)	$(8)	$(375)	$(447)
Operating Activities
Cash provided by operating activities was $571 million and $425 million for the three months ended July 31, 2024, and 2023, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections and interest received from marketable debt securities, offset by higher cash paid for employee-related expenses primarily due to higher average headcount.
Cash provided by operating activities was $943 million and $703 million for the six months ended July 31, 2024, and 2023, respectively. The improvement in cash flow provided by operating activities was primarily due to increases in sales and the related cash collections and interest received from marketable debt securities, offset by higher cash paid for employee-related expenses primarily due to higher average headcount.
Investing Activities
Cash used in investing activities for the three months ended July 31, 2024, was $346 million, which primarily resulted from a cash outflow of $279 million related to marketable debt securities activity and capital expenditures of $55 million for data center and office space projects.
Cash used in investing activities for the three months ended July 31, 2023, was $385 million, which primarily resulted from a cash outflow of $345 million from the timing of purchases and maturities of marketable securities and capital expenditures of $65 million for data center and office space projects, offset by proceeds of $25 million from sales of marketable securities.
Cash used in investing activities for the six months ended July 31, 2024, was $603 million, which primarily related to cash consideration of $522 million for the acquisition of HiredScore, net of cash acquired, and capital expenditures of $136 million for data center and office space projects, offset by proceeds of $57 million related to marketable debt securities activity.
Cash used in investing activities for the six months ended July 31, 2023, was $1.1 billion, which primarily resulted from a cash outflow of $1.0 billion from the timing of purchases and maturities of marketable securities and capital expenditures of $124 million for data center and office space projects, offset by proceeds of $48 million from sales of marketable securities.

We expect capital expenditures will be approximately $330 million in fiscal 2025. This includes investments in our data centers, office facilities, and corporate IT infrastructure to support our continued growth.
Financing Activities
Cash used in financing activities was $347 million for the three months ended July 31, 2024, which was primarily due to repurchases of common stock of $312 million under our February 2024 Share Repurchase Program and taxes paid of $141 million related to net share settlement of equity awards, offset by proceeds of $106 million from the issuance of common stock from employee equity plans.
Cash used in financing activities was $49 million for the three months ended July 31, 2023, which was primarily due to repurchases of common stock of $139 million under our 2022 Share Repurchase Program, offset by $95 million in proceeds from the issuance of common stock from employee equity plans.
Cash used in financing activities was $715 million for the six months ended July 31, 2024, which was primarily due to repurchases of common stock of $440 million under our Share Repurchase Programs and taxes paid of $381 million related to net share settlement of equity awards, offset by proceeds of $106 million from the issuance of common stock from employee equity plans.
Cash used in financing activities was $52 million for the six months ended July 31, 2023, which was primarily due to repurchases of common stock of $139 million under our 2022 Share Repurchase Program, offset by proceeds of $95 million from the issuance of common stock from employee equity plans.
Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures. See “Non-GAAP Financial Measures” below for further information.
Free cash flows were $516 million for the three months ended July 31, 2024, compared to $360 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections and interest received from marketable debt securities, offset by higher cash paid for employee-related expenses primarily due to higher average headcount.
Free cash flows were $807 million for the six months ended July 31, 2024, compared to $579 million for the prior year period. The improvement was primarily due to increases in sales and the related cash collections and interest received from marketable debt securities, offset by higher cash paid for employee-related expenses primarily due to higher average headcount and higher capital expenditures for data center and office space projects.
Reconciliation of our GAAP net cash provided by (used in) operating activities to non-GAAP free cash flows is as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$571	$425	$943	$703
Less: Capital expenditures	(55)	(65)	(136)	(124)
Free cash flows	$516	$360	$807	$579
Share Repurchase Program
In November 2022, our Board of Directors authorized the 2022 Share Repurchase Program under which we were authorized to repurchase up to $500 million of our outstanding shares of Class A common stock. We completed the purchase authorization under this program during the first quarter of fiscal 2025. In February 2024, our Board of Directors authorized the February 2024 Share Repurchase Program, under which we may repurchase up to an additional $500 million of our Class A common stock. In August 2024, our Board of Directors authorized the August 2024 Share Repurchase Program, under which we may repurchase up to an additional $1.0 billion of our outstanding shares of Class A common stock. For further information, see Note 14, Stockholders’ Equity, and Note 20, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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
Change in Non-GAAP Financial Measures
Effective beginning fiscal 2025, we will exclude certain acquisition-related costs and realignment costs from our non-GAAP results as they may vary from period to period independent of the operating performance of our business. There was no impact to prior period amounts presented in this report as a result of this change since no qualifying costs were incurred in the first half of fiscal 2024.
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
See “Results of Operations—Operating Income (Loss) and Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating income (loss) and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin, for the three and six months ended July 31, 2024, and 2023.
See “Liquidity and Capital Resources—Free Cash Flows” for a reconciliation from the most comparable GAAP financial measure, net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flows, for the three and six months ended July 31, 2024, and 2023.
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
We believe that the following critical accounting policies involve a high degree of judgment and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Income taxes
•Business combinations, goodwill, and acquisition-related intangible assets
•Non-marketable equity investments
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. During the three and six months ended July 31, 2024, there were no significant changes to our critical accounting policies and estimates.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of July 31, 2024, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $7.4 billion and $7.8 billion as of July 31, 2024, and January 31, 2024, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held primarily for working capital and general corporate purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease of 100 basis points in interest rates would have resulted in an approximately $60 million market value reduction or increase in our investment portfolio as of July 31, 2024. An immediate increase or decrease of 100 basis points in interest rates would have resulted in an approximately $57 million market value reduction or increase in our investment portfolio as of January 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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

The use of new and evolving technologies in our offerings at Workday, including AI, may result in reputational harm and increased litigation, and adversely affect our operating results.
We are increasingly building AI into Workday’s core and specific offerings. As with many cutting-edge innovations, these technologies can present new risks and challenges. A quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address ethical, legal, or compliance requirements or other issues related to AI. For example, the European Union’s AI Act puts new requirements on providers of AI technologies that will need to be addressed in alignment with various deadlines in the coming years. Additionally, existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict and subject to change over time. The risks and challenges presented by these technologies could undermine public confidence in AI, which could slow its adoption and affect our business. Many of our products are powered by AI, some of which include the use of large language models and generative AI, for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. Our developers are also experimenting with the use of large language models provided by third parties for domain-specific use cases, and at this stage the line between developers and deployers of these technologies, including their respective responsibilities and liabilities, remains largely unclear. Our failure to accurately identify and address our responsibilities and liabilities in this uncertain environment, and adequately address relevant ethical and social issues that may arise with such technologies and use cases, as well as failure by others in our industry, or actions taken by our customers, employees, or end users (including misuse of these technologies), could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or litigation, which may harm our financial condition and operating results. We already are defending against a lawsuit alleging that our products and services enable discrimination, and although we believe that such claims lack merit, and the majority of the claims have been dismissed, legal proceedings can be lengthy, expensive, and disruptive to our operations and customers (particularly where, as in the present litigation, the plaintiff may seek to also litigate against certain of Workday’s customers). We may be subject to other litigation and regulatory actions that may cause financial, competitive, and developmental impacts, and could lead to legal liability. In addition, regardless of outcome, these types of claims could cause reputational harm to our brand, including our ability to sell newly acquired products that use AI. Our employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI may express opinions that could introduce reputational or business harm, or cease their relationship with us.
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
We believe that developing and maintaining widespread positive awareness of our brand is critical to our growth. However, brand promotion activities may not generate the awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in building our brand.
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
•risks and challenges presented by the use of innovative technologies that we acquire, such as AI;
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
Our corporate headquarters are located in Pleasanton, California, and we have data centers located in North America and Europe. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes or other extreme weather conditions. Additionally, we rely on internal technology systems, our website, our network, and third-party infrastructure and enterprise applications, which are located in a wide variety of regions, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, insurrection, pandemics or other public health emergencies, or the effects of climate change (such as drought, flooding, heat waves, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and have, and may in the future, endure system interruptions, and may experience delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards, or stakeholder expectations regarding climate change that may impact our business, financial condition, and operating results.
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
Our applications involve the storage and transmission of our customers’ and other users’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, job candidates, customers, prospects, and suppliers, as well as financial, accounting, health, and payroll data. Additionally, our operations and the availability of the services we provide also depend on our information technology systems. As a result, a compromise of our applications or systems, or unauthorized access to, acquisition, use, tampering, release, alteration, theft, loss, or destruction of sensitive data, or unavailability of data or our applications, has and could disrupt our operations or impact the availability or performance of our applications; expose us and our customers to regulatory obligations and enforcement actions, litigation, investigations, remediation and indemnity obligations, or supplemental disclosure obligations; damage our reputation and brand; or result in loss of customer, consumer, and partner confidence in the security of our applications, an increase in our insurance premiums, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, impairment to our business, and other potential liabilities or related fees, expenses, or loss of revenues.
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

Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of security researchers, including those who appear to offer a solution to a vulnerability in exchange for some compensation, and insiders, to sophisticated hacker organizations, including state-sponsored actors who may launch coordinated attacks, such as retaliatory cyber attacks stemming from the Russia-Ukraine conflict or attacks motivated by the type of data that is processed by our customers, including our public sector customers, on our platform. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security events. As our market presence grows, we face increased risks of cybersecurity attack or other security threats. Additionally, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, and coordinated and more difficult to defend against. Key cybersecurity risks range from viruses, worms, ransomware, and other malicious software programs, to phishing attacks, to credential theft or abuse, to exploitation of software bugs or other defects, to targeted attacks against cloud services and other hosted software, to exploitation of unmanaged software or systems, any of which can result in a compromise of our applications or systems and the data we store or process, disclosure of Workday confidential information and intellectual property, production downtimes, reputational harm, and an increase in costs to the business. As the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and often are not identified until they are launched against a target, and because evidence of unauthorized activity may not have been captured or retained, or may be proactively destroyed by unauthorized actors, we may be unable to anticipate these attacks, assess the true impact they may have on our business and operations, or to implement adequate preventative measures. Future cyber-attacks and other security events may have a significant or material impact on our business and operating results.
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
We rely on sophisticated information systems and technology, including those provided by third parties, for the secure collection, processing, transmission, and storage of confidential, proprietary, and personal information, and to support our business operations and the availability of our applications. In the past several years, supply chain attacks have increased in frequency and severity. As we are both a provider and consumer of information systems and technology, we are at higher risk of being impacted either directly or indirectly by these attacks. The control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with third parties that we rely on or partner with are beyond our control. Our customers may authorize third-party technology providers to access their customer data and any unauthorized use of the third-party technology may result in unauthorized access to such data. The audits we periodically conduct of some of our third-party vendors do not guarantee the security of and may be unable to prevent security events impacting the information technology systems of third parties that are part of our supply chain or that provide valuable services to us, which have resulted and could result in the unauthorized access to data of Workday, our employees, our customers, our third-party partners, or other end users; acquisition, destruction, alteration, use, tampering, release, unavailability, theft or loss of confidential, proprietary, or personal data of Workday, our employees, our customers, our third party partners, or other end users; or the disruption of our operations and our ability to conduct our business or the availability of our applications; or could otherwise adversely affect our business, financial condition, operating results, or reputation.

Privacy concerns, evolving regulation of cloud computing, cross-border data transfer, and other domestic or foreign laws and regulations may reduce the adoption of our applications, result in significant costs and compliance challenges, and adversely affect our business and operating results.
Legal requirements related to collecting, storing, handling, retaining, and transferring (collectively, “processing”) personal data are rapidly evolving at both the national and international level in ways that require our business to adapt to support customer compliance. As the complexity of our products grow, the regulatory focus on privacy intensifies worldwide, and jurisdictions increasingly consider and adopt privacy laws, the risks related to processing personal data by our business also grow. In addition, possible adverse interpretations of existing privacy-related laws and regulations by governments in countries where our customers operate, as well as the potential implementation of new legislation, could impose significant obligations in areas affecting our business or prevent us from offering certain services in jurisdictions where we operate.
Following the European Union’s (“EU”) passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global data privacy compliance landscape has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our data processing creates current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, a new EU-U.S. Data Privacy Framework (“DPF”) is in place under which EU data can legally be transferred to the United States. However, it is expected to face legal challenges. Until challenges to the DPF make their way through the court system, uncertainty may continue about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, GDPR requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subcontractors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Other countries such as Russia, China, and India have also passed laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the United States present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, came into effect on January 1, 2023. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Numerous states have enacted, or are considering, privacy laws as well, creating a patchwork of state laws that may create compliance challenges. Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to and which may place additional burdens on us. Increasing sensitivity of individuals to unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate has and may continue to create a negative public reaction to technologies, products, and services such as ours or otherwise expose us to liability.
Taken together, the costs of compliance with and other obligations imposed by data protection laws and regulations may require modification of our services, limit use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties, or liabilities for noncompliance, or slow the pace at which we close sales transactions, or otherwise cause us to modify our operations, any of which could harm our business. The data protection laws set forth requirements impacting how personal data must be stored, accessed, and deleted within the products. The perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness, or use of our applications or otherwise impact our business. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty competing with foreign-based firms which could adversely affect our business and operating results.

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
Some of our applications include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. Few terms used in open source licenses have been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our applications. We attempt to comply with all open source licensing conditions that apply to our use of open source software. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be impacted by an open source license, we could be required to publicly release portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the use or licensing of our technologies, which could reduce or eliminate the value of our technologies, products, and services. In addition, the license terms for certain previously open source software that we use have changed and the license terms for future versions of open source software that we use might change, requiring us to pay for a commercial license or re-engineer all or a portion of our technologies. In addition to risks related to open source license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.
Risks Related to Legal and Regulatory Matters
Unfavorable laws, regulations, interpretive positions, or standards governing new and evolving technologies that we incorporate into our products and services, including those involving AI uses, could result in significant cost and compliance challenges and adversely affect our business and operating results.
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
For example, the technologies underlying AI and its uses are subject to a variety of laws and regulations, including those governing intellectual property, privacy, data protection cybersecurity, consumer protection, competition, and equal opportunity, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI and its uses or are considering general legal frameworks for AI and its uses, such as the EU AI Act.
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
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration, and performance, which could adversely impact our business and operating results. Government certification requirements applicable to our platform, including FedRAMP, may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the full or revised certification. These laws and regulations provide public sector customers various with rights, many of which are not typically found in commercial contracts. For example, some federal contracts provide for delays, interruptions, or termination by the government at any time, with or without cause, which can adversely affect our business and operating results and impact other existing or prospective government contracts.
Additionally, we have obtained authorization under FedRAMP, which allows us to enter into the U.S. federal government market. Such authorization is subject to rigorous compliance and if we were to lose our authorization, it could inhibit or preclude our ability to contract with certain U.S. federal government customers. In addition, some customers may rely on our authorization under FedRAMP to help satisfy their own legal and regulatory compliance requirements and our failure to maintain FedRAMP authorization may result in a breach under public sector contracts obtained on the basis of such authorization. This could subject us to liability, result in reputational harm, and adversely impact our financial condition or operating results.
We may be subject to additional audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business.
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
Our typical sales cycles for many new customers are six to twelve months but can extend for eighteen months or more, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt applications across our platform. We have seen and may continue to see instances of increased scrutiny from existing and prospective customers and the lengthening of certain sales cycles. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of new applications, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenues. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription services revenues from new customers generally are recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers, or customer insolvencies resulting from severe economic hardship, could have an impact on our subscription services revenues in any given period. Should there be any prolonged decrease in our customers’ headcounts, we could experience reduced subscription services revenues upon renewal or potentially outside of the renewal period, which could materially impact our business and operating results in any given period.
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
In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Additionally, in April 2022, we entered into a 2022 Credit Agreement which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of July 31, 2024, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
As of July 31, 2024, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 43 million shares of Class B common stock and 1 million shares of Class A common stock. As of July 31, 2024, our Co-Founder and Executive Chair, Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.4 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
In February 2024, the Board of Directors authorized the February 2024 Share Repurchase Program under which we may repurchase up to $500 million of our Class A common stock, and in August 2024, the Board of Directors authorized the August 2024 Share Repurchase Program under which we may repurchase up to an additional $1.0 billion of our Class A common stock. The February 2024 Share Repurchase Program has a term of 18 months and the August 2024 Share Repurchase Program has no expiration date, but the programs may be modified, suspended, or terminated at any time. Such repurchases may be made through open market transactions, including through the use of trading plans intended to qualify under Rule 10b5-1, through privately negotiated transactions, or by other means, in accordance with applicable securities laws and other restrictions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended July 31, 2024 (in millions, except number of shares which are reflected in thousands and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 1, 2024 - May 31, 2024	279	$240.49	279	$301
June 1, 2024 - June 30, 2024	739	214.45	739	143
July 1, 2024 - July 31, 2024	369	227.28	369	59
Total	1,387		1,387
(1)In November 2022, our Board of Directors authorized the 2022 Share Repurchase Program under which we were authorized to repurchase up to $500 million of our outstanding shares of Class A common stock. We completed the purchase authorization under this program during the first quarter of fiscal 2025. In February 2024, our Board of Directors authorized the February 2024 Share Repurchase Program, under which we may repurchase up to an additional $500 million of our outstanding shares of Class A common stock. In August 2024, our Board of Directors authorized the August 2024 Share Repurchase Program, under which we may repurchase up to an additional $1.0 billion of our outstanding shares of Class A common stock. For further information, see Note 14, Stockholders’ Equity and Note 20, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended July 31, 2024, the following directors and/or officers of Workday adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Action	Total Shares of Class A Common Stock to be Purchased or Sold	Adoption Date	Expiration Date
Wayne A.I. Frederick (Director)	Adopt	Sale of up to 3,657 shares of Class A Common Stock	July 12, 2024	July 14, 2025

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant, as amended					X
10.1	Offer Letter between Mark Garfield and Workday, Inc. dated July 30, 2024	8-K	001-35680	August 1, 2024	10.1
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 28, 2024

Workday, Inc.

/s/ Zane Rowe
Zane Rowe Chief Financial Officer (Principal Financial and Accounting Officer)