Form 10-Q
period 2024-10-31
Workday, Inc.
filed 2024-12-05
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of November 29, 2024, there were approximately 214 million shares of the registrant’s Class A common stock, net of treasury stock, and 52 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	October 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,311	$2,012
Marketable securities	5,846	5,801
Trade and other receivables, net	1,404	1,639
Deferred costs	244	232
Prepaid expenses and other current assets	273	255
Total current assets	9,078	9,939
Property and equipment, net	1,263	1,234
Operating lease right-of-use assets	335	289
Deferred costs, noncurrent	490	509
Acquisition-related intangible assets, net	383	233
Deferred tax assets	1,031	1,065
Goodwill	3,479	2,846
Other assets	365	337
Total assets	$16,424	$16,452
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$74	$78
Accrued expenses and other current liabilities	323	287
Accrued compensation	476	544
Unearned revenue	3,447	4,057
Operating lease liabilities	102	89
Total current liabilities	4,422	5,055
Debt, noncurrent	2,983	2,980
Unearned revenue, noncurrent	64	70
Operating lease liabilities, noncurrent	278	227
Other liabilities	53	38
Total liabilities	7,800	8,370
Stockholders’ equity:
Common stock	0	0
Additional paid-in capital	11,115	10,400
Treasury stock	(1,208)	(608)
Accumulated other comprehensive income (loss)	16	21
Accumulated deficit	(1,299)	(1,731)
Total stockholders’ equity	8,624	8,082
Total liabilities and stockholders’ equity	$16,424	$16,452
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenues:
Subscription services	$1,959	$1,691	$5,678	$4,843
Professional services	201	175	557	494
Total revenues	2,160	1,866	6,235	5,337
Costs and expenses (1):
Costs of subscription services	329	264	924	759
Costs of professional services	201	181	606	552
Product development	647	619	1,952	1,829
Sales and marketing	620	538	1,804	1,581
General and administrative	198	176	609	512
Total costs and expenses	1,995	1,778	5,895	5,233
Operating income (loss)	165	88	340	104
Other income (expense), net	62	41	178	114
Income (loss) before provision for (benefit from) income taxes	227	129	518	218
Provision for (benefit from) income taxes	34	15	86	25
Net income (loss)	$193	$114	$432	$193
Net income (loss) per share, basic	$0.73	$0.43	$1.63	$0.74
Net income (loss) per share, diluted	$0.72	$0.43	$1.61	$0.73
Weighted-average shares used to compute net income (loss) per share, basic	265,411	262,153	265,062	260,747
Weighted-average shares used to compute net income (loss) per share, diluted	268,549	266,377	268,936	264,087

(1) Costs and expenses include share-based compensation expenses as follows:
	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Costs of subscription services	$35	$30	$108	$90
Costs of professional services	28	29	86	87
Product development	162	162	498	494
Sales and marketing	78	65	226	212
General and administrative	65	63	204	188
Total share-based compensation expenses	$368	$349	$1,122	$1,071
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net income (loss)	$193	$114	$432	$193
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	1	(4)	(2)	(3)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision (benefit) of $2, $0, $2, and $0, respectively	5	(4)	7	(16)
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision (benefit) of $(1), $2, $0, and $4, respectively	(9)	48	(10)	(1)
Other comprehensive income (loss), net of tax	(3)	40	(5)	(20)
Comprehensive income (loss)	$190	$154	$427	$173
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Common stock:
Balance, beginning of period	$0	$0	$0	$0
Issuance of common stock under employee equity plans	0	0	0	0
Shares withheld related to net share settlement of equity awards	0	0	0	0
Balance, end of period	0	0	0	0
Additional paid-in capital:
Balance, beginning of period	10,869	9,638	10,400	8,829
Issuance of common stock under employee equity plans	0	0	106	95
Shares withheld related to net share settlement of equity awards	(123)	(5)	(518)	(13)
Share-based compensation	369	349	1,127	1,071
Balance, end of period	11,115	9,982	11,115	9,982
Treasury stock:
Balance, beginning of period	(1,051)	(324)	(608)	(185)
Common stock repurchases under share repurchase programs	(157)	(147)	(600)	(286)
Balance, end of period	(1,208)	(471)	(1,208)	(471)
Accumulated other comprehensive income (loss):
Balance, beginning of period	19	(7)	21	53
Other comprehensive income (loss)	(3)	40	(5)	(20)
Balance, end of period	16	33	16	33
Accumulated deficit:
Balance, beginning of period	(1,492)	(3,033)	(1,731)	(3,112)
Net income (loss)	193	114	432	193
Balance, end of period	(1,299)	(2,919)	(1,299)	(2,919)
Total stockholders’ equity	$8,624	$6,625	$8,624	$6,625

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Common stock shares:
Balance, beginning of period	265,260	261,858	263,862	257,991
Issuance of common stock under employee equity plans	1,340	1,383	6,179	5,926
Issuance of common stock in business combination	24	0	24	0
Shares withheld related to net share settlement of equity awards	(506)	(20)	(2,058)	(61)
Common stock repurchased	(649)	(677)	(2,538)	(1,312)
Balance, end of period	265,469	262,544	265,469	262,544
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cash flows from operating activities:
Net income (loss)	$193	$114	$432	$193
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	81	69	235	210
Share-based compensation expenses	368	349	1,122	1,071
Amortization of deferred costs	64	54	185	155
Non-cash lease expense	26	24	77	73
(Gains) losses on investments	(4)	9	6	17
Accretion of discounts on marketable debt securities, net	(28)	(39)	(90)	(111)
Deferred income taxes	5	3	38	5
Other	(8)	(13)	4	(28)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(114)	38	238	328
Deferred costs	(73)	(79)	(178)	(182)
Prepaid expenses and other assets	33	72	57	78
Accounts payable	(15)	(7)	(3)	(62)
Accrued expenses and other liabilities	(12)	(32)	(136)	(219)
Unearned revenue	(110)	(111)	(638)	(375)
Net cash provided by (used in) operating activities	406	451	1,349	1,153
Cash flows from investing activities:
Purchases of marketable securities	(992)	(1,273)	(3,134)	(4,746)
Maturities of marketable securities	848	1,125	2,980	3,596
Sales of marketable securities	48	46	115	93
Capital expenditures	(47)	(60)	(183)	(183)
Business combinations, net of cash acquired	(302)	(9)	(824)	(9)
Purchase of other intangible assets	(2)	(1)	(3)	(10)
Purchases of non-marketable equity and other investments	(3)	0	(10)	(11)
Sales and maturities of non-marketable equity and other investments	0	0	5	0
Net cash provided by (used in) investing activities	(450)	(172)	(1,054)	(1,270)
Cash flows from financing activities:
Repurchases of common stock	(158)	(145)	(597)	(283)
Proceeds from issuance of common stock from employee equity plans	0	0	106	95
Taxes paid related to net share settlement of equity awards	(124)	(5)	(505)	(13)
Net cash provided by (used in) financing activities	(282)	(150)	(996)	(201)
Effect of exchange rate changes	0	(1)	0	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(326)	128	(701)	(319)
Cash, cash equivalents, and restricted cash at the beginning of period	1,649	1,448	2,024	1,895
Cash, cash equivalents, and restricted cash at the end of period	$1,323	$1,576	$1,323	$1,576
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Supplemental cash flow data:
Cash paid for interest	$55	$55	$110	$110
Cash paid for income taxes, net of refunds	13	3	48	35
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	66	18	66	18
Accrued taxes related to net share settlement of equity awards	13	0	13	0

	As of October 31,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$1,311	$1,564
Restricted cash included in Prepaid expenses and other current assets	12	12
Total cash, cash equivalents, and restricted cash	$1,323	$1,576
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
Workday is a leading provider of cloud-based applications for financial management, human capital management (“HCM”), planning, spend management, and analytics. With Workday, our customers have a unified platform with artificial intelligence (“AI”) built into its core that helps them manage their most important assets – their people and money.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2024, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 8, 2024.
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
No customer individually accounted for more than 10% of trade and other receivables, net as of October 31, 2024, or January 31, 2024. No customer individually accounted for more than 10% of total revenues during the three and nine months ended October 31, 2024, or 2023.
Other than the United States, no country individually accounted for more than 10% of total revenues during the three and nine months ended October 31, 2024, or 2023.
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
In addition, we rely upon third-party hosted infrastructure partners, including Amazon Web Services (“AWS”) and Google LLC, to serve customers globally and operate certain aspects of our services. Given this, any disruption of or interference at our hosted infrastructure partners may impact our operations and our business could be adversely impacted.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disclosure of additional information about specific expense categories in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The standard allows for adoption on a prospective or retrospective basis. We are currently evaluating the impacts of the new standard.
Note 3. Investments
Debt Securities
As of October 31, 2024, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,660	$5	$(1)	$1,664
U.S. agency obligations	694	2	0	696
Corporate bonds	3,058	12	(2)	3,068
Commercial paper	566	0	0	566
Total debt securities	$5,978	$19	$(3)	$5,994
Included in Cash and cash equivalents	$148	$0	$0	$148
Included in Marketable securities	$5,830	$19	$(3)	$5,846

As of January 31, 2024, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,072	$4	$(2)	$2,074
U.S. agency obligations	753	2	(1)	754
Corporate bonds	2,496	9	(5)	2,500
Commercial paper	1,232	0	0	1,232
Total debt securities	$6,553	$15	$(8)	$6,560
Included in Cash and cash equivalents	$759	$0	$0	$759
Included in Marketable securities	$5,794	$15	$(8)	$5,801
The fair values of debt securities, by remaining contractual maturity, were as follows (in millions):

October 31, 2024
Due within 1 year	$2,983
Due in 1 year through 5 years	3,011
Total debt securities	$5,994
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
Interest receivable of $48 million and $35 million is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of October 31, 2024, and January 31, 2024, respectively.
The unrealized losses on our debt securities primarily resulted from changes in market interest rates. We do not intend to sell these debt securities and it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost bases, which may be at maturity. We did not recognize any credit-related losses on our debt securities during the periods presented. The following tables summarize the aggregate fair value and gross unrealized losses for all debt securities in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of October 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$266	$(1)	$120	$0	$386	$(1)
U.S. agency obligations	142	0	15	0	157	0
Corporate bonds	640	(2)	184	0	824	(2)
Total	$1,048	$(3)	$319	$0	$1,367	$(3)

	As of January 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$921	$(2)	$78	$(1)	$999	$(3)
U.S. agency obligations	234	0	100	(1)	334	(1)
Corporate bonds	921	(3)	171	(1)	1,092	(4)
Commercial paper	5	0	0	0	5	0
Total	$2,081	$(5)	$349	$(3)	$2,430	$(8)
We sold $48 million and $24 million of debt securities during the three months ended October 31, 2024, and 2023, respectively. We sold $115 million and $42 million of debt securities during the nine months ended October 31, 2024, and 2023, respectively. The realized gains and losses from the sales were immaterial.

Equity Investments
Equity investments consisted of the following (in millions):

	Condensed Consolidated Balance Sheets Location	October 31, 2024	January 31, 2024
Money market funds	Cash and cash equivalents	$849	$1,017
Non-marketable equity investments measured using the measurement alternative	Other assets	242	248
Total equity investments		$1,091	$1,265
Total realized and unrealized gains and losses associated with our equity investments were as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net realized gains (losses) recognized on equity investments sold (1)	$0	$(1)	$(3)	$2
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	3	(13)	(4)	(24)
Total net gains (losses) recognized in Other income (expense), net	$3	$(14)	$(7)	$(22)
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

	October 31, 2024	January 31, 2024
Total initial cost	$210	$213
Cumulative net unrealized gains (losses)	32	35
Carrying value	$242	$248
During the three months ended October 31, 2024, we recorded upward adjustments of $5 million to the carrying value of non-marketable equity investments and impairment losses of $2 million. During the three months ended October 31, 2023, we recorded impairment losses of $9 million.
During the nine months ended October 31, 2024, we recorded losses related to impairments and exits of $13 million and upward adjustments of $6 million to the carrying value of non-marketable equity investments. During the nine months ended October 31, 2023, we recorded impairment losses of $22 million.
Marketable Equity Investments
We may hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. As of October 31, 2024, and January 31, 2024, we did not hold any such investments.
During the three and nine months ended October 31, 2023, we recorded unrealized net losses of $4 million and $2 million, respectively, on our marketable equity investment balance held as of the end of the period of $29 million. Additionally, during the three and nine months ended October 31, 2023, we sold marketable equity investments for proceeds of $22 million and $52 million, respectively. The realized gains and losses from the sales were immaterial.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of October 31, 2024 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$1,664	$0	$0	$1,664
U.S. agency obligations	0	696	0	696
Corporate bonds	0	3,068	0	3,068
Commercial paper	0	566	0	566
Money market funds	849	0	0	849
Foreign currency derivative assets	0	46	0	46
Total assets	$2,513	$4,376	$0	$6,889
Foreign currency derivative liabilities	$0	$25	$0	$25
Total liabilities	$0	$25	$0	$25
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
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $734 million and $741 million as of October 31, 2024, and January 31, 2024, respectively. Amortization expense for the deferred costs was $64 million and $54 million for the three months ended October 31, 2024, and 2023, respectively, and $185 million and $155 million for the nine months ended October 31, 2024, and 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	October 31, 2024	January 31, 2024
Computers, equipment, and software	$1,402	$1,387
Buildings	740	726
Leasehold improvements	245	213
Furniture, fixtures, and transportation equipment	105	99
Land and land improvements	81	81
Property and equipment, gross	2,573	2,506
Less accumulated depreciation and amortization	(1,310)	(1,272)
Property and equipment, net	$1,263	$1,234
Depreciation expense totaled $60 million and $52 million for the three months ended October 31, 2024, and 2023, respectively, and $174 million and $149 million for the nine months ended October 31, 2024, and 2023, respectively.
Note 7. Business Combinations
Evisort Acquisition
On October 8, 2024, we acquired all outstanding stock of Evisort Inc. (“Evisort”), a provider of an AI-native document intelligence platform. With Evisort, we intend to add AI-powered document intelligence solutions across our suite of finance and HCM applications. We have included the financial results of Evisort in our condensed consolidated financial statements from the date of acquisition.
The total acquisition-date fair value of the purchase consideration was $311 million, which was paid in cash. We recorded developed technology intangible assets of $44 million (to be amortized over an estimated useful life of 6 years), customer relationships intangible assets of $28 million (to be amortized over an estimated useful life of 14 years), and goodwill of $238 million. The goodwill recognized was primarily attributable to the expected synergies from integrating Evisort’s technology into our product portfolio. The goodwill is not deductible for income tax purposes. The fair values of assets acquired and liabilities assumed may be subject to change over the measurement period as additional information is received and certain tax matters are finalized. The measurement period will end no later than one year from the acquisition date.
Separate operating results and pro forma results of operations for Evisort have not been presented as the effect of this acquisition was not material to our financial results.
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

Cash	$11
Acquisition-related intangible assets	135
Goodwill	410
Other assets	12
Other liabilities	(38)
Total	$530

The fair values and weighted-average useful lives of the acquired intangible assets by category were as follows (in millions, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$111	8
Customer relationships	23	14
Trade name	1	1
Total acquisition-related intangible assets	$135	9
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
Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following as of October 31, 2024 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$473	$(290)	$183
Customer relationships	362	(163)	199
Backlog	15	(15)	0
Trade name	14	(13)	1
Total	$864	$(481)	$383
Acquisition-related intangible assets, net consisted of the following as of January 31, 2024 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$318	$(256)	$62
Customer relationships	311	(140)	171
Backlog	15	(15)	0
Trade name	13	(13)	0
Total	$657	$(424)	$233
Amortization expense related to acquisition-related intangible assets was $20 million and $16 million for the three months ended October 31, 2024, and 2023, respectively, and $58 million for each of the nine month periods ended October 31, 2024, and 2023.
As of October 31, 2024, the future estimated amortization expense related to acquisition-related intangible assets was as follows (in millions):

Fiscal Period:
Remainder of 2025	$21
2026	82
2027	57
2028	53
2029	43
Thereafter	127
Total	$383

Note 9. Other Assets
Other assets consisted of the following (in millions):

	October 31, 2024	January 31, 2024
Non-marketable equity and other investments	$245	$248
Contract assets	37	21
Technology patents and other intangible assets, net	26	26
Prepayments for goods and services	16	14
Derivative assets	13	14
Deposits	10	8
Other	18	6
Total other assets	$365	$337
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of October 31, 2024, the future estimated amortization expense was as follows (in millions):

Fiscal Period:
Remainder of 2025	$1
2026	4
2027	3
2028	3
2029	3
Thereafter	12
Total	$26
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
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of October 31, 2024, we estimate that $18 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.
As of October 31, 2024, and January 31, 2024, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $2.8 billion and $2.5 billion, respectively, and the notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $412 million and $399 million, respectively. All contracts had maturities of less than 60 months.

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
As of October 31, 2024, and January 31, 2024, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $120 million and $237 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $54 million and $11 million, respectively.
The fair values of outstanding derivative instruments were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	October 31, 2024	January 31, 2024
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$30	$30
Cash flow hedges	Other assets	13	14
Non-designated hedges	Prepaid expenses and other current assets	3	2
Total derivative assets		$46	$46
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$12	$14
Cash flow hedges	Other liabilities	12	12
Non-designated hedges	Accrued expenses and other current liabilities	1	1
Total derivative liabilities		$25	$27
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in millions):

	Three Months Ended October 31,
Condensed Consolidated Statements of Operations Location	2024		2023
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$2,160	$7	$1,866	$16
Costs and expenses	1,995	3	1,778	1

	Nine Months Ended October 31,
Condensed Consolidated Statements of Operations Location	2024		2023
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$6,235	$23	$5,337	$49
Costs and expenses	5,895	(2)	5,233	2

Pre-tax gains (losses) associated with cash flow hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended October 31,		Nine Months Ended October 31,
		2024	2023	2024	2023
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$0	$67	$11	$54
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	7	16	23	49
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	3	1	(2)	2
Gains (losses) associated with non-designated hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
		2024	2023	2024	2023
Gains (losses) related to non-designated hedges	Other income (expense), net	$0	$6	$(2)	$8
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
As of October 31, 2024, information related to these offsetting arrangements was as follows (in millions):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$13	$0	$13	$(4)	$0	$9
Counterparty B	9	0	9	(6)	0	3
Counterparty C	3	0	3	(1)	0	2
Counterparty D	17	0	17	(13)	0	4
Counterparty E	1	0	1	0	0	1
Counterparty F	2	0	2	(1)	0	1
Counterparty G	1	0	1	0	0	1
Total	$46	$0	$46	$(25)	$0	$21

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$4	$0	$4	$(4)	$0	$0
Counterparty B	6	0	6	(6)	0	0
Counterparty C	1	0	1	(1)	0	0
Counterparty D	13	0	13	(13)	0	0
Counterparty F	1	0	1	(1)	0	0
Total	$25	$0	$25	$(25)	$0	$0

Note 11. Debt
Outstanding debt consisted of the following (in millions):

	October 31, 2024	January 31, 2024
2027 Notes	$1,000	$1,000
2029 Notes	750	750
2032 Notes	1,250	1,250
Total principal amount	3,000	3,000
Less: unamortized debt discount and issuance costs	(17)	(20)
Debt, noncurrent	$2,983	$2,980
As of October 31, 2024, the future principal payments for the outstanding debt were as follows (in millions):

Fiscal Period:
Remainder of 2025	$0
2026	0
2027	0
2028	1,000
2029	0
Thereafter	2,000
Total principal amount	$3,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of October 31, 2024, and January 31, 2024, we were in compliance with all covenants associated with the Senior Notes.
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
As of both October 31, 2024, and January 31, 2024, the total estimated fair value of the Senior Notes was $2.8 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
Credit Agreement
In April 2022, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of October 31, 2024, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.

The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of October 31, 2024, and January 31, 2024, we were in compliance with all covenants included in the 2022 Credit Agreement.
Interest Expense on Debt
The following table sets forth the interest expense recognized related to our debt (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Contractual interest expense	$28	$28	$83	$83
Interest cost related to amortization of debt discount and issuance costs	1	1	3	3
Total interest expense	$29	$29	$86	$86
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $335 million and $289 million as of October 31, 2024, and January 31, 2024, respectively, and operating lease liabilities were $380 million and $316 million as of October 31, 2024, and January 31, 2024, respectively.
The components of operating lease expense were as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Operating lease cost	$30	$27	$88	$82
Short-term lease cost	0	1	1	2
Variable lease cost	15	12	39	34
Total operating lease cost	$45	$40	$128	$118
Supplemental cash flow information related to our operating leases was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$29	$25	$80	$79
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	22	30	123	94
Other information related to our operating leases was as follows:

	October 31, 2024	January 31, 2024
Weighted average remaining lease term (in years)	5	5
Weighted average discount rate	4.07%	3.95%

As of October 31, 2024, maturities of operating lease liabilities were as follows (in millions):

Fiscal Period:
Remainder of 2025	$30
2026	108
2027	88
2028	77
2029	49
Thereafter	78
Total lease payments	430
Less imputed interest	(50)
Total operating lease liabilities	$380
As of October 31, 2024, we have additional operating leases for data centers and office space that had not yet commenced with total undiscounted lease payments of $90 million. These operating leases will commence in fiscal 2025 and fiscal 2026, with lease terms ranging from approximately five to ten years.
Note 13. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the nine months ended October 31, 2024, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of October 31, 2024, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 14. Stockholders’ Equity
Common Stock
As of October 31, 2024, there were 213 million shares of Class A common stock, net of treasury stock, and 52 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Share Repurchase Programs
In August 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock (“August 2024 Share Repurchase Program”). Under this program, in accordance with applicable securities laws and other restrictions, we may repurchase shares of our Class A common stock through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, or by other means. The timing and total amount of share repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The August 2024 Share Repurchase Program has no expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.

Prior to the August 2024 Share Repurchase Program, our Board of Directors authorized a $500 million share repurchase program in February 2024, which we completed in the third quarter of fiscal 2025, and a $500 million share repurchase program in November 2022, which we completed in the first quarter of fiscal 2025.
The table below sets forth information regarding our share repurchase programs (in millions, except number of shares which are reflected in thousands, and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Total number of shares repurchased	649	677	2,538	1,312
Average price paid per share	$242.42	$218.35	$236.73	$218.34
Amount repurchased	$157	$147	$600	$286
All repurchases were made in open market transactions. As of October 31, 2024, we were authorized to repurchase a remaining $902 million of our outstanding shares of Class A common stock under the August 2024 Share Repurchase Program.
Employee Equity Plans
In June 2022, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. Shares that are withheld in connection with the net share settlement of RSUs or forfeited are added to the reserves of the 2022 Plan. As of October 31, 2024, we had 17 million shares of Class A common stock available for future grants.
In June 2022, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of October 31, 2024, 3 million shares of Class A common stock were available for issuance under the ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of restricted stock units (“RSUs”) to employees and non-employees. RSUs generally vest over four years. RSU activity during the nine months ended October 31, 2024, was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding balance as of January 31, 2024	15,020	$203.94
RSUs granted	6,602	251.96
RSUs vested	(3,495)	203.45
RSUs forfeited and canceled (1)	(2,854)	206.65
Outstanding balance as of October 31, 2024	15,273	224.31
(1)Includes shares withheld in connection with the net share settlement of RSUs.
As of October 31, 2024, there was a total of $2.6 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.

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
As of October 31, 2024, there was a total of $11 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately three years.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years.
As of October 31, 2024, there were 0.1 million options outstanding and exercisable with a weighted-average exercise price of $29.43, and an aggregate intrinsic value of $16 million. All stock options were fully vested, with no remaining unrecognized compensation cost.
Note 15. Contract Balances and Performance Obligations
Contract Balances
Contract assets and unearned revenue balances were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	October 31, 2024	January 31, 2024
Contract assets:
Contract assets, current	Trade and other receivables, net	$414	$240
Contract assets, noncurrent	Other assets	37	21
Total contract assets		$451	$261
Unearned revenue (1):
Unearned revenue, current	Unearned revenue	$3,447	$4,057
Unearned revenue, noncurrent	Unearned revenue, noncurrent	64	70
Total unearned revenue		$3,511	$4,127
(1)Included in the unearned revenue balance are amounts related to professional services that are subject to cancellation and pro-rated refund rights of $69 million and $76 million as of October 31, 2024, and January 31, 2024, respectively.
Revenues of $1.6 billion and $1.4 billion were recognized during the three months ended October 31, 2024, and 2023, respectively, that were included in the unearned revenue balances as of July 31, 2024, and 2023, respectively. Revenues of $3.6 billion and $3.1 billion were recognized during the nine months ended October 31, 2024, and 2023, respectively, that were included in the unearned revenue balances as of January 31, 2024, and 2023, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of October 31, 2024, approximately $22.2 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $7.0 billion and $12.3 billion of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of October 31, 2024, were not material.

Note 16. Other Income (Expense), Net
Other income (expense), net consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Interest income	$86	$80	$267	$214
Interest expense (1)	(29)	(29)	(86)	(86)
Other (2)	5	(10)	(3)	(14)
Total other income (expense), net	$62	$41	$178	$114
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 11, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 17. Income Taxes
We reported an income tax provision of $86 million and $25 million for the nine months ended October 31, 2024, and 2023, respectively. The income tax provision for the nine months ended October 31, 2024, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions, offset by the excess tax benefit from stock-based compensation and increase in research and development credits. The income tax provision for the nine months ended October 31, 2023, was primarily attributable to income tax expenses in profitable foreign jurisdictions and an increase in U.S. taxes due to capitalized research and development expenditures.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of October 31, 2024, we continue to maintain valuation allowances related to tax credits in certain state jurisdictions and net operating loss in certain foreign jurisdictions. We will continue to evaluate the need for valuation allowances for our deferred tax assets.
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

The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except number of shares, which are reflected in thousands, and per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$155	$38	$90	$24	$346	$86	$152	$41
Denominator:
Weighted-average shares outstanding, basic	213,047	52,364	207,726	54,427	212,350	52,712	206,184	54,563
Net income (loss) per share, basic	$0.73	$0.73	$0.43	$0.43	$1.63	$1.63	$0.74	$0.74
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$155	$38	$90	$24	$346	$86	$152	$41
Reallocation of net income as a result of conversion of Class B to Class A common stock	38	0	24	0	86	0	41	0
Reallocation of net income to Class B common stock	0	0	0	(1)	0	(1)	0	(1)
Net income (loss) for diluted calculation	193	38	114	23	432	85	193	40
Denominator:
Weighted-average shares outstanding, basic	213,047	52,364	207,726	54,427	212,350	52,712	206,184	54,563
Conversion of Class B to Class A common stock	52,364	0	54,427	0	52,712	0	54,563	0
Dilutive effect of share-based awards	3,138	0	4,224	0	3,874	0	3,340	0
Weighted-average shares outstanding, diluted	268,549	52,364	266,377	54,427	268,936	52,712	264,087	54,563
Net income (loss) per share, diluted	$0.72	$0.72	$0.43	$0.43	$1.61	$1.61	$0.73	$0.73
The computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Total weighted-average shares related to outstanding share-based awards	258	1,882	2,217	2,774

Note 19. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
United States	$1,623	$1,404	$4,676	$4,013
Other countries	537	462	1,559	1,324
Total revenues	$2,160	$1,866	$6,235	$5,337
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

	October 31, 2024	January 31, 2024
United States	$1,226	$1,199
Ireland	234	213
Other countries	138	111
Total long-lived assets	$1,598	$1,523

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
Overview
Workday is a leading platform that helps organizations manage their most important assets - their people and money. We deliver cloud-based applications for financial management, human capital management, planning, spend management, and analytics. Our diverse customer base includes medium-sized and large, global organizations within numerous industry categories, including professional and business services, financial services, healthcare, education, government, technology, media, retail, and hospitality. With Workday, our customers have a unified platform with AI built into its core that can help them deliver better employee experiences, improve operational efficiencies, and provide insights for faster, data-driven decision-making.
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
We are continuing to focus on expanding our operating margin by driving scale and building efficiencies across the business through investments in people, processes, and systems. We expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues will decrease over the longer term as we grow our revenues and invest in a disciplined manner to support our long-term growth objectives.

Impact of Current Economic Conditions
Recent macroeconomic events including elevated inflation and fluctuating interest rates, as well as geopolitical factors including the Russia-Ukraine and Israel-Hamas conflicts, continue to impact the global economy and create uncertainty, volatility, and disruption of financial markets. Despite this, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers on their human capital and finance digital transformation journeys. Demand for our products remains strong, we continue to achieve solid new subscription bookings, and our near-term revenues are relatively predictable as a result of our subscription-based business model.
We have experienced, and may continue to experience, a moderation of revenue growth rates due to deal scrutiny and the lengthening of certain sales cycles, particularly within net new opportunities, and reduced growth in headcount level commitments upon renewals of existing customers. Further, we have provided, and may continue to provide, certain customers with more flexible payment terms. If the economic uncertainty continues, we may also experience additional negative impacts on customer renewals, customer collections, sales and marketing efforts, customer deployments, product development, or other financial metrics. Any of these factors could harm our business, financial condition, and operating results. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.
Financial Results Overview
The following table provides an overview of our key metrics (in millions, except percentages, basis points, and headcount data):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2024	2023	Change	2024	2023	Change
Total revenues	$2,160	$1,866	16%	$6,235	$5,337	17%
Subscription services revenues	$1,959	$1,691	16%	$5,678	$4,843	17%

GAAP operating income (loss)	$165	$88	88%	$340	$104	226%
Non-GAAP operating income (1)	$569	$462	23%	$1,602	$1,280	25%

GAAP operating margin	7.6%	4.7%	294 bps	5.5%	2.0%	350 bps
Non-GAAP operating margin (1)	26.3%	24.8%	154 bps	25.7%	24.0%	171 bps

Operating cash flows	$406	$451	(10)%	$1,349	$1,153	17%
Free cash flows (1)	$359	$391	(8)%	$1,166	$970	20%

				As of October 31,
				2024	2023	Change
Total subscription revenue backlog				$22,191	$18,446	20%
12-month subscription revenue backlog				$6,975	$6,047	15%

Cash, cash equivalents, and marketable securities				$7,157	$6,880	4%

Headcount				20,493	18,369	12%
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
Subscription services revenues accounted for approximately 91% of our total revenues for the three and nine months ended October 31, 2024, and represented 96% of our total unearned revenue as of October 31, 2024. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Subscription services revenues are recognized over time as services are delivered, beginning on the date our service is made available to the customer. Our subscription contracts typically have a term of three years or longer and are generally noncancelable. We generally invoice our customers annually in advance for subscription services. We may provide certain customers flexible payment terms and the timing of revenue recognition may differ from the timing of invoicing to our customers.
Our professional services consulting engagements are billed on a time and materials or fixed price basis. We generally invoice our customers in arrears for our professional services. For contracts billed on a time and materials basis, revenues are recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenues are recognized over time based on the proportion of the professional services performed. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As the Workday-related consulting practices of our partner firms continue to develop, we expect these partners to increasingly contract directly with our subscription customers for services engagements.
Subscription Revenue Backlog
Our subscription revenue backlog, which is also referred to as remaining performance obligations for subscription contracts, represents contracted subscription services revenues that have not yet been recognized and includes billed and unbilled amounts. Subscription revenue backlog may fluctuate from period to period due to a number of factors, including the timing of renewals and overall renewal rates, new business growth, average contract duration, business combinations, and seasonality.
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

Results of Operations
Revenues
Our total revenues were as follows (in millions, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2024	2023	% Change	2024	2023	% Change
Subscription services	$1,959	$1,691	16%	$5,678	$4,843	17%
Professional services	201	175	15%	557	494	13%
Total revenues	$2,160	$1,866	16%	$6,235	$5,337	17%
Total revenues were $2.2 billion for the three months ended October 31, 2024, compared to $1.9 billion for the prior year period, an increase of $294 million, or 16%. Subscription services revenues were $2.0 billion for the three months ended October 31, 2024, compared to $1.7 billion for the prior year period, an increase of $268 million, or 16%. Approximately 60% of the increase in subscription services revenues was attributable to expansion within our customers that existed as of the beginning of the comparable prior year period, and the remaining 40% was attributable to customers added after the beginning of the comparable prior year period. Professional services revenues were $201 million for the three months ended October 31, 2024, compared to $175 million for the prior year period, an increase of $27 million, or 15%. The increase in professional services revenues was driven by increased progress on fixed fee projects of $15 million and higher demand for deployment and integration services of $12 million.
Total revenues were $6.2 billion for the nine months ended October 31, 2024, compared to $5.3 billion for the prior year period, an increase of $898 million, or 17%. Subscription services revenues were $5.7 billion for the nine months ended October 31, 2024, compared to $4.8 billion for the prior year period, an increase of $835 million, or 17%. Approximately 60% of the increase in subscription services revenues was attributable to expansion of our customers that existed as of the beginning of the prior fiscal year, and the remaining 40% was attributable to customers added after the beginning of the prior fiscal year. Professional services revenues were $557 million for the nine months ended October 31, 2024, compared to $494 million for the prior year period, an increase of $63 million, or 13%. The increase in professional services revenues was driven by higher demand for deployment and integration services of $47 million and increased progress on fixed fee projects of $16 million.
Gross Revenue Retention Rate
Our growth in subscription services revenues attributable to existing customers is further reflected by our gross revenue retention rate of 98% as of October 31, 2024. Our gross revenue retention rate measures the percentage of recurring revenue retained from existing customers and is calculated by taking total annual recurring revenue (“ARR”) of our customers as of the corresponding prior period-end and comparing that to ARR from that same set of customers as of the current period-end. The metric takes into account recurring revenues lost to product or customer churn but does not account for additional revenue earned from add-ons or net expansions, which include volume and price adjustments. Our high gross revenue retention rate demonstrates our ability to maintain our existing customer base and drive strong overall customer satisfaction.
Our gross revenue retention rate is based on ARR, which represents the annualized value of active subscription contracts as of the end of each period. Each subscription contract is annualized by dividing the total contract value by the number of days in the contract term and then multiplying by 365. We exclude certain subscription contracts from the calculation, including contracts with terms less than one year that are distinct from our core product offering, such as contracts for tenants which are used for implementation and testing. To the extent that we are negotiating a renewal with a customer after the expiration of the subscription, ARR is only adjusted if the customer churns. We calculate ARR on a constant currency basis using exchange rates set at the beginning of each fiscal year. ARR is a non-GAAP financial measure and should be viewed independently of, and not as a substitute for or combined with, revenue and unearned revenue.
Subscription Revenue Backlog
As of October 31, 2024, our total subscription revenue backlog was $22.2 billion, with $7.0 billion expected to be recognized in revenues over the next 12 months. As of October 31, 2023, our total subscription revenue backlog was $18.4 billion, with $6.0 billion expected to be recognized in revenues over the next 12 months. The increase in subscription revenue backlog was primarily driven by expansion within our existing customer base, sales to new customers, and timing of renewals for existing customers.

Costs and Expenses
Our costs and expenses were as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Costs of subscription services	$329	$264	$924	$759
Costs of professional services	201	181	606	552
Product development	647	619	1,952	1,829
Sales and marketing	620	538	1,804	1,581
General and administrative	198	176	609	512
Total costs and expenses	$1,995	$1,778	$5,895	$5,233
Total costs and expenses were $2.0 billion for the three months ended October 31, 2024, compared to $1.8 billion for the prior year period, an increase of $217 million, or 12%. The increase in operating expenses included increases of $132 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $20 million in facilities and IT-related expenses, $20 million in data center capacity expenses, $16 million in professional services and subcontractor expenses, $9 million in amortization of deferred sales commissions due to increased sales, and $8 million in depreciation.
Total costs and expenses were $5.9 billion for the nine months ended October 31, 2024, compared to $5.2 billion for the prior year period, an increase of $662 million, or 13%. The increase in operating expenses included increases of $404 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $63 million in professional services and subcontractor expenses, $48 million in facilities and IT-related expenses, $37 million in data center capacity expenses, $29 million in amortization of deferred sales commissions due to increased sales, and $25 million in depreciation.
Costs of Subscription Services
Costs of subscription services were $329 million for the three months ended October 31, 2024, compared to $264 million for the prior year period, an increase of $66 million, or 25%. The increase in costs of subscription services included increases of $33 million in employee-related expenses primarily due to higher average headcount, $17 million in data center capacity expenses, and $8 million in depreciation.
Costs of subscription services were $924 million for the nine months ended October 31, 2024, compared to $759 million for the prior year period, an increase of $165 million, or 22%. The increase in costs of subscription services included increases of $100 million in employee-related expenses primarily due to higher average headcount, $29 million in data center capacity expenses, and $20 million in depreciation.
We expect costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including our data centers and computing infrastructure operated by third parties.
Costs of Professional Services
Costs of professional services were $201 million for the three months ended October 31, 2024, compared to $181 million for the prior year period, an increase of $19 million, or 11%. The increase in costs of professional services included an increase of $16 million in subcontractor expenses.
Costs of professional services were $606 million for the nine months ended October 31, 2024, compared to $552 million for the prior year period, an increase of $54 million, or 10%. The increase in costs of professional services included increases of $40 million in subcontractor expenses and $9 million in employee-related expenses.
We expect costs of professional services as a percentage of total revenues to continue to decline as we rely on our service partners to deploy our applications and as our subscription services revenues continue to grow as we expand both our customer base and our footprint within our existing customers.
Product Development
Product development expenses were $647 million for the three months ended October 31, 2024, compared to $619 million for the prior year period, an increase of $28 million, or 5%. The increase in product development expenses included an increase of $32 million in employee-related expenses primarily due to higher average headcount.

Product development expenses were $2.0 billion for the nine months ended October 31, 2024, compared to $1.8 billion for the prior year period, an increase of $123 million, or 7%. The increase in product development expenses included an increase of $110 million in employee-related expenses primarily due to higher average headcount.
We expect product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies, including costs incurred for hardware maintenance, data center capacity, facility costs, and IT-related expenses.
Sales and Marketing
Sales and marketing expenses were $620 million for the three months ended October 31, 2024, compared to $538 million for the prior year period, an increase of $82 million, or 15%. The increase in sales and marketing expenses included increases of $57 million in employee-related expenses primarily due to higher average headcount, $10 million related to marketing programs, $9 million in amortization of deferred sales commissions due to increased sales, and $8 million in facilities and IT-related expenses.
Sales and marketing expenses were $1.8 billion for the nine months ended October 31, 2024, compared to $1.6 billion for the prior year period, an increase of $223 million, or 14%. The increase in sales and marketing expenses included increases of $134 million in employee-related expenses primarily due to higher average headcount, $29 million in amortization of deferred sales commissions due to increased sales, $24 million related to marketing programs, and $20 million in facilities and IT-related expenses.
We expect sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
General and administrative expenses were $198 million for the three months ended October 31, 2024, compared to $176 million for the prior year period, an increase of $22 million, or 12%. The increase in general and administrative expenses included increases of $9 million in professional services expenses and $8 million in employee-related expenses primarily due to higher average headcount.
General and administrative expenses were $609 million for the nine months ended October 31, 2024, compared to $512 million for the prior year period, an increase of $97 million, or 19%. The increase in general and administrative expenses included increases of $51 million in employee-related expenses primarily due to higher average headcount, $24 million in professional services expenses, and $9 million in realignment costs.
We expect general and administrative expenses will continue to increase in absolute dollars as we continue to grow our business and invest in our infrastructure, people, and systems to support our global operations.
Share-Based Compensation
Costs and expenses include share-based compensation expenses as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Costs of subscription services	$35	$30	$108	$90
Costs of professional services	28	29	86	87
Product development	162	162	498	494
Sales and marketing	78	65	226	212
General and administrative	65	63	204	188
Total share-based compensation expenses	$368	$349	$1,122	$1,071
Percentage of total revenues	17.0%	18.7%	18.0%	20.1%
Share-based compensation expenses increased by $19 million for the three months ended October 31, 2024, compared to the prior year period, primarily due to additional grants to new and existing employees.
Share-based compensation expenses increased by $51 million for the nine months ended October 31, 2024, compared to the prior year period, primarily due to additional grants to new and existing employees.

Equity compensation is an important element of our compensation philosophy. While we expect share-based compensation expense to grow in absolute dollars as we expand our global workforce, we expect it to continue to decline as a percentage of total revenues.
Operating Income (Loss) and Operating Margin
GAAP operating income was $165 million, or 7.6% of revenues, for the three months ended October 31, 2024, compared to the prior year GAAP operating income of $88 million, or 4.7% of revenues. The increase was primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses, including share-based compensation.
GAAP operating income was $340 million, or 5.5% of revenues, for the nine months ended October 31, 2024, compared to the prior year GAAP operating income of $104 million, or 2.0% of revenues. The increase was primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses, including share-based compensation.
Non-GAAP operating income was $569 million, or 26.3% of revenues, for the three months ended October 31, 2024, compared to the prior year non-GAAP operating income of $462 million, or 24.8% of revenues. The increase was primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses.
Non-GAAP operating income was $1.6 billion, or 25.7% of revenues, for the nine months ended October 31, 2024, compared to the prior year non-GAAP operating income of $1.3 billion, or 24.0% of revenues. The increase was primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses.
Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in millions, except percentages). See “Non-GAAP Financial Measures” below for further information.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Operating income (loss)	$165	$88	$340	$104
Share-based compensation expenses	368	349	1,122	1,071
Employer payroll tax-related items on employee stock transactions	9	9	57	47
Amortization of acquisition-related intangible assets	20	16	58	58
Acquisition-related costs	7	0	16	0
Realignment costs	0	0	9	0
Non-GAAP operating income (loss)	$569	$462	$1,602	$1,280

Operating margin	7.6%	4.7%	5.5%	2.0%
Share-based compensation expenses	17.0%	18.7%	18.0%	20.1%
Employer payroll tax-related items on employee stock transactions	0.4%	0.5%	0.9%	0.8%
Amortization of acquisition-related intangible assets	1.0%	0.9%	0.9%	1.1%
Acquisition-related costs	0.3%	0.0%	0.3%	0.0%
Realignment costs	0.0%	0.0%	0.1%	0.0%
Non-GAAP operating margin	26.3%	24.8%	25.7%	24.0%
Other Income (Expense), Net
Other income (expense), net was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Total other income (expense), net	$62	$41	$178	$114
Other income, net increased by $20 million for the three months ended October 31, 2024, primarily due to a favorable change of $17 million on our equity investments.
Other income, net increased by $64 million for the nine months ended October 31, 2024, primarily due to increases of $53 million in interest income earned from higher investment balances and increased interest rates and a favorable change of $15 million on our equity investments.

Provision For (Benefit From) Income Taxes
The provision for (benefit from) income taxes was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Provision for (benefit from) income taxes	$34	$15	$86	$25
The income tax provision for the nine months ended October 31, 2024, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions, offset by the excess tax benefit from stock-based compensation and increase in research and development credits.
The income tax provision for the nine months ended October 31, 2023, was primarily attributable to earnings in profitable foreign jurisdictions and an increase in U.S. taxes due to capitalized research and development expenditures.
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
Liquidity and Capital Resources
As of October 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $7.2 billion, which were primarily held for working capital and general corporate purposes. Our cash equivalents and marketable securities are composed of, in order from largest to smallest, corporate bonds, U.S. treasury securities, money market funds, U.S. agency obligations, and commercial paper. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
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
Our cash flows were as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net cash provided by (used in):
Operating activities	$406	$451	$1,349	$1,153
Investing activities	(450)	(172)	(1,054)	(1,270)
Financing activities	(282)	(150)	(996)	(201)
Effect of exchange rate changes	0	(1)	0	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(326)	$128	$(701)	$(319)
Operating Activities
Cash provided by operating activities was $406 million and $451 million for the three months ended October 31, 2024, and 2023, respectively. The decline in cash flow provided by operating activities was primarily the result of increased employee-related payments of $119 million primarily due to higher average headcount and increased supplier payments of $62 million to support our strategic growth objectives, offset by higher cash collections of $158 million due to increased sales.

Cash provided by operating activities was $1.3 billion and $1.2 billion for the nine months ended October 31, 2024, and 2023, respectively. The improvement in cash flow provided by operating activities was primarily the result of higher cash collections of $555 million due to increased sales and additional interest income received of $102 million from marketable debt securities, offset by increased employee-related payments of $288 million primarily due to higher average headcount and increased supplier payments of $139 million to support our strategic growth objectives.
Investing Activities
Cash used in investing activities for the three months ended October 31, 2024, was $450 million, which primarily resulted from cash consideration of $302 million, net of cash acquired, for the acquisition of Evisort, capital expenditures of $47 million for data center and office space projects, and a net cash outflow of $96 million related to marketable debt securities activity.
Cash used in investing activities for the three months ended October 31, 2023, was $172 million, which primarily resulted from a cash outflow of $148 million from the timing of purchases and maturities of marketable securities and capital expenditures of $60 million for data center and office space projects, offset by proceeds of $46 million from sales of marketable securities.
Cash used in investing activities for the nine months ended October 31, 2024, was $1.1 billion, which primarily resulted from cash consideration, net of cash acquired, of $522 million and $302 million for the acquisitions of HiredScore and Evisort, respectively, capital expenditures of $183 million for data center and office space projects, and a net cash outflow of $39 million related to marketable debt securities activity.
Cash used in investing activities for the nine months ended October 31, 2023, was $1.3 billion, which primarily resulted from a cash outflow of $1.2 billion from the timing of purchases and maturities of marketable securities and capital expenditures of $183 million for data center and office space projects, offset by proceeds of $93 million from sales of marketable securities.
We expect capital expenditures will be approximately $300 million in fiscal 2025. This includes investments in our data centers and office facilities to support our continued growth.
Financing Activities
Cash used in financing activities was $282 million for the three months ended October 31, 2024, which was primarily due to repurchases of common stock of $158 million under our share repurchase programs and taxes paid of $124 million related to net share settlement of equity awards.
Cash used in financing activities was $150 million for the three months ended October 31, 2023, which was primarily due to repurchases of common stock of $145 million under our share repurchase programs.
Cash used in financing activities was $996 million for the nine months ended October 31, 2024, which was primarily due to repurchases of common stock of $597 million under our share repurchase programs and taxes paid of $505 million related to net share settlement of equity awards, offset by proceeds of $106 million from the issuance of common stock from employee equity plans.
Cash used in financing activities was $201 million for the nine months ended October 31, 2023, which was primarily due to due to repurchases of common stock of $283 million under our share repurchase programs, offset by proceeds of $95 million from the issuance of common stock from employee equity plans.
Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by (used in) operating activities minus capital expenditures. See “Non-GAAP Financial Measures” below for further information.
Free cash flows were $359 million for the three months ended October 31, 2024, compared to $391 million for the prior year period. The decline was primarily the result of increased employee-related payments of $119 million primarily due to higher average headcount and increased supplier payments of $62 million to support our strategic growth objectives, offset by higher cash collections of $158 million due to increased sales and a decrease in capital expenditures of $13 million for data centers.

Free cash flows were $1.2 billion for the nine months ended October 31, 2024, compared to $970 million for the prior year period. The improvement was primarily the result of higher cash collections of $555 million due to increased sales and additional interest income received of $102 million from marketable debt securities, offset by increased employee-related payments of $288 million primarily due to higher average headcount and increased supplier payments of $139 million to support our strategic growth objectives.
Reconciliation of our GAAP net cash provided by (used in) operating activities to non-GAAP free cash flows is as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$406	$451	$1,349	$1,153
Less: Capital expenditures	(47)	(60)	(183)	(183)
Free cash flows	$359	$391	$1,166	$970
Share Repurchase Programs
In August 2024, our Board of Directors authorized the August 2024 Share Repurchase Program, under which we may repurchase up to $1.0 billion of our outstanding shares of our Class A common stock. Prior to the August 2024 Share Repurchase Program, our Board of Directors authorized a $500 million share repurchase program in February 2024, which we completed in the third quarter of fiscal 2025, and a $500 million share repurchase program in November 2022, which we completed in the first quarter of fiscal 2025. For further information, see Note 14, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
Change in Non-GAAP Financial Measures
Effective beginning fiscal 2025, we will exclude certain acquisition-related costs and realignment costs from our non-GAAP results as they may vary from period to period independent of the operating performance of our business. There was no impact to prior period amounts presented in this report as a result of this change since no qualifying costs were incurred in the first three quarters of fiscal 2024.
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
See “Results of Operations—Operating Income (Loss) and Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating income (loss) and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin, for the three and nine months ended October 31, 2024, and 2023.
See “Liquidity and Capital Resources—Free Cash Flows” for a reconciliation from the most comparable GAAP financial measure, net cash provided by (used in) operating activities, to the non-GAAP financial measure, free cash flows, for the three and nine months ended October 31, 2024, and 2023.

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
We believe that the following critical accounting policies involve a high degree of judgment and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Income taxes
•Business combinations, goodwill, and acquisition-related intangible assets
•Non-marketable equity investments
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. During the three and nine months ended October 31, 2024, there were no significant changes to our critical accounting policies and estimates.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of October 31, 2024, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $7.2 billion and $7.8 billion as of October 31, 2024, and January 31, 2024, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and money market funds. The cash, cash equivalents, and marketable securities are held primarily for working capital and general corporate purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease of 100 basis points in interest rates would have resulted in an approximately $58 million market value reduction or increase in our investment portfolio as of October 31, 2024. An immediate increase or decrease of 100 basis points in interest rates would have resulted in an approximately $57 million market value reduction or increase in our investment portfolio as of January 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
We have experienced, and may in the future experience, defects, system disruptions, outages, and other performance problems, including the failure of our applications to perform properly. These problems may be caused by a variety of factors, including infrastructure and software or code changes, vendor issues, software and system defects, human error, viruses, worms, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. All of these issues may result in increased operational costs, delays in new feature rollouts, customer loss, reputational damage, and legal or regulatory liability, including liability under customer contracts.
Such issues have, and may in the future, result in certain parties having unauthorized access to data, which could increase the scope of our liability. For example, in November 2023, we discovered that an issue in our product affecting certain customers resulted in document notifications and PDF documents being sent to unintended recipients within the same organization. Because of the large amount of data that we collect and process in our systems, and the sensitive nature of such data, it is possible that these issues could result in significant disruption, data loss or corruption, or cause the data to be incomplete or contain inaccuracies that our customers and other users regard as significant.
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
Our insurance policies, including our errors and omissions insurance, may be inadequate or may not be available in the future on acceptable terms, or at all, to protect against claims and other legal actions arising from breaches of our contracts, disruptions in our service, including those caused by cybersecurity incidents, failures or disruptions to our infrastructure, catastrophic events and disasters, or otherwise. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly.
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
We are increasingly building AI into the Workday product suite. As with many cutting-edge innovations, these technologies can present new risks and challenges. A quickly evolving legal and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address ethical, legal, or compliance requirements or other issues related to AI. For example, the European Union’s AI Act puts new requirements on providers of AI technologies that will need to be addressed in alignment with various deadlines in the coming years. Additionally, existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict and subject to change over time. The risks and challenges presented by these technologies could undermine public confidence in AI, which could slow its adoption and affect our business. Many of our products are powered by AI, some of which include the use of large language models and generative AI, for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. Our developers are also experimenting with the use of large language models provided by third parties for domain-specific use cases, and at this stage the line between developers and deployers of these technologies, including their respective responsibilities and liabilities, remains largely unclear. Any failure to accurately identify and address our responsibilities and liabilities in this uncertain environment, and adequately address relevant ethical and social issues that may arise with such technologies and use cases, as well as failure by others in our industry, or actions taken by our customers, employees, or end users (including misuse of these technologies), could negatively affect the adoption of our offerings and subject us to reputational harm, regulatory action, or litigation, which may harm our financial condition and operating results. We already are defending against a lawsuit alleging that our products and services enable discrimination, and although we believe that such claims lack merit, and the majority of the claims have been dismissed, legal proceedings can be lengthy, expensive, and disruptive to our operations and customers (particularly where, as in the present litigation, the plaintiff may seek to also litigate against certain of Workday’s customers). We may be subject to other litigation and regulatory actions that may cause financial, competitive, and developmental impacts, and could lead to legal liability. In addition, regardless of outcome, these types of claims could cause reputational harm to our brand, including our ability to sell newly acquired products that use AI. Our employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI may express opinions that could introduce reputational or business harm, or cease their relationship with us.
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
Developing software applications and related enhancements, features, and modifications is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. If we are unable to provide new features, enhancements to user experience, and modifications in a timely and cost-effective manner that achieve market acceptance, align with customer expectations, and that keep pace with rapid technological developments and changing regulatory landscapes, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers and our business and operating results could be adversely affected. For example, AI is propelling advancements in technology, but if we fail to innovate and keep up with advancements in AI technology, if Workday AI solutions fail to operate as expected or do not meet customer expectations, or if we do not have sufficient access to development resources and the technologies required to build and improve our applications, our business and reputation may be harmed.
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
Many of our products and services currently utilize or will utilize new and evolving technologies such as AI. The overall regulatory environment governing these types of technologies is likely to evolve as government interest in these technologies increases. Regulation of these technologies, as well as other technologies that we utilize in our products and services, also varies greatly among international, federal, state, and local jurisdictions and is subject to significant uncertainty. Governments and agencies domestic and abroad may in the future change or amend existing laws, or adopt new laws, regulations, or guidance, or take other actions which may severely impact the permitted uses of our technologies.
For example, the technologies underlying AI and its uses are subject to a variety of laws and regulations, including those governing intellectual property, privacy, data protection cybersecurity, consumer protection, competition, and equal opportunity, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity, data protection, and product safety laws to AI and its uses or are considering general legal frameworks for AI and its uses, such as the EU AI Act.
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
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration, and performance, which could adversely impact our business and operating results. Government certification requirements applicable to our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the authorization to use or certification. These laws and regulations provide public sector customers with various rights, many of which are not typically found in commercial contracts. For example, some federal contracts provide for delays, interruptions, or termination by the government at any time, with or without cause, which can adversely affect our business and operating results and impact other existing or prospective government contracts.
Additionally, we have obtained authorization under FedRAMP, which allows us to participate in the U.S. federal government market. Such authorization is subject to rigorous compliance and if we were to lose our authorization, it could inhibit or preclude our ability to contract with certain U.S. federal government customers. In addition, some customers may rely on our authorization under FedRAMP to help satisfy their own legal and regulatory compliance requirements. If we fail to maintain FedRAMP authorization, we may fail to retain existing customers or attract new customers that rely on our authorization under FedRAMP, which could subject us to liability, result in reputational harm, and adversely impact our financial condition or operating results.
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
In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Additionally, in April 2022, we entered into a 2022 Credit Agreement which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of October 31, 2024, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
As of October 31, 2024, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 43 million shares of Class B common stock and 0.4 million shares of Class A common stock. As of October 31, 2024, our Co-Founder and Executive Chair, Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.4 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
In February 2024, our Board of Directors authorized a program under which we were authorized to repurchase up to $500 million of our outstanding shares of Class A common stock. As of October 31, 2024, we had completed the repurchase authorization under this program. In August 2024, our Board of Directors authorized the August 2024 Share Repurchase Program under which we may repurchase up to an additional $1.0 billion of our outstanding shares of Class A common stock. Such repurchases may be made through open market transactions, including through the use of trading plans intended to qualify under Rule 10b5-1, through privately negotiated transactions, or by other means, in each case in accordance with applicable securities laws and other restrictions. The August 2024 Share Repurchase Program has no expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended October 31, 2024, we closed our acquisition of Evisort, pursuant to which we issued a total of 24,210 shares of our Class A common stock which are subject to certain time-based vesting provisions. These shares of our Class A common stock were issued in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended October 31, 2024 (in millions, except number of shares which are reflected in thousands and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
August 1, 2024 - August 31, 2024	30	$219.07	30	$1,053
September 1, 2024 - September 30, 2024	176	250.11	176	1,009
October 1, 2024 - October 31, 2024	443	240.93	443	902
Total	649		649
(1)In August 2024, our Board of Directors authorized the August 2024 Share Repurchase Program, under which we may repurchase up to $1.0 billion of our outstanding shares of Class A common stock. Prior to the August 2024 Share Repurchase Program, our Board of Directors authorized a $500 million share repurchase program in February 2024, which we completed in the third quarter of fiscal 2025, and a $500 million share repurchase program in November 2022, which we completed in the first quarter of fiscal 2025. For further information, see Note 14, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended October 31, 2024, the following directors and/or officers of Workday adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in item 408(a) of Regulation S-K intending to satisfy the affirmative defense of Rule 10b5-1(c):

Name and Title	Action	Total Shares of Class A Common Stock to be Sold	Adoption Date	Expiration Date
Sayan Chakraborty, Co-President	Adopt	54,543(1)	October 4, 2024	December 31, 2025
Carl Eschenbach, Chief Executive Officer and Director(2)	Adopt	25,000	October 7, 2024	December 31, 2025
Mark Garfield, Chief Accounting Officer	Adopt	7,595(1)	October 12, 2024	January 14, 2026
(1)Includes shares to be withheld by Workday in mandatory transactions to cover withholding taxes in connection with the settlement of equity awards.
(2)Adopted by the Eschenbach Family Trust dtd 4/15/2014, Carl Eschenbach Jr and Ana Eschenbach TTEE. The reporting person and his spouse are both trustees and beneficiaries of the trust.

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

Workday, Inc.

Dated: December 4, 2024	/s/ Zane Rowe
Zane Rowe Chief Financial Officer (Principal Financial Officer)

Dated: December 4, 2024	/s/ Mark Garfield
Mark Garfield Chief Accounting Officer (Principal Accounting Officer)