Form 10-K
period 2025-01-31
Workday, Inc.
filed 2025-03-11
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of July 31, 2024 (based on a closing price of $227.12 per share) held by non-affiliates was approximately $48.1 billion. As of March 7, 2025, there were approximately 215 million shares of the registrant’s Class A common stock, net of treasury stock, and 51 million shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I
As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Our fiscal year ends on January 31. References to fiscal 2025, for example, refer to the year ended January 31, 2025.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future financial condition and operating results, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, beliefs, and projections about future events, conditions, and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict and many of which are outside of our control, such as those arising from the impact of recent macroeconomic events, including increased tariffs, elevated inflation, and fluctuating interest rates and foreign currency exchange rates, as well as geopolitical instability and those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
ITEM 1. BUSINESS
Overview
Workday is the AI platform that helps organizations manage their most important assets – their people and money. Workday provides more than 11,000 organizations with cloud solutions powered by artificial intelligence (“AI”) to help solve some of today’s most complex business challenges, including supporting and empowering their workforce, managing their finances and spend in an ever-changing environment, and planning for the unexpected.
We strive to make the world of work and business better, and hope to empower customers to do the same through an innovative suite of solutions with more than 70 million users under contract around the world and across industries – from emerging and medium-sized businesses to more than 60% of the Fortune 500. Central to our purpose is a set of core values – with our employees as number one – along with customer service, innovation, integrity, profitability, and fun. We believe that happy employees lead to happy customers, and we are committed to helping our customers adapt and thrive in this increasingly dynamic business environment.
As organizations face changing conditions, we believe the need for an intuitive, scalable, and secure platform that provides unified management of finances, people, suppliers, and planning is more important than ever. In fiscal 2025, we announced Workday Illuminate, the next generation of Workday AI, designed to help our customers accelerate manual tasks, assist their employees, and transform their business processes. Workday Illuminate is built into our platform, allowing us to rapidly deliver and sustain models that can solve countless business problems. As a result, Workday Illuminate helps deliver better employee experiences, increase productivity, improve operational efficiencies, and provide insights for faster, data-driven decision-making. To support our customers and help them continuously adapt how they manage their business and operations, Workday delivers weekly product updates in addition to major feature releases twice a year. Through this model, Workday customers are able to deliver and adopt innovations quickly and adapt at a time that fits their business needs. We sell our solutions worldwide primarily through direct sales by our field sales teams. We also offer professional services, as do our Workday Services Partners, to help customers deploy our solutions and continually adopt new capabilities.

In fiscal 2025, we announced several Workday Illuminate-powered capabilities that are expected to be generally available to customers in fiscal 2026, including a set of new role-based AI agents for recruiting, talent mobility, succession, and optimization, and a new Workday Assistant to help simplify common human resources (“HR”) and finance processes. Workday Wellness, another new Workday Illuminate-powered solution, will help provide companies with a real-time view into which benefits and wellness offerings their employees want and use and give AI-driven recommendations on how to improve their benefits programs. In February 2025, we announced additional role-based AI agents for contracts, payroll, financial auditing, and policy. We also announced the Workday Agent System of Record, which is designed to help our customers embrace agentic AI by providing a centralized system for managing, tracking, integrating, and optimizing AI agents that are built by Workday, the customer, or third parties. The Workday Agent System of Record and new role-based AI agents are currently in development and are expected to become available later in fiscal 2026.
Our Capabilities
Workday’s suite of enterprise cloud applications addresses the evolving needs of the C-suite across various industries and is designed to be open, extensible, and configurable, allowing integration with other applications and the ability for users and our partners to build custom applications. Workday offers Financial Management, Spend Management, Human Capital Management (“HCM”), Planning, and Analytics applications.
Financial Management: Solutions for the Office of the Chief Financial Officer (“CFO”)
Workday helps organizations accelerate their journeys towards becoming truly digital finance organizations by giving them the tools they need to manage the strategic direction of their organizations while also supporting growth, profitability, and compliance and regulatory requirements. Workday’s suite of financial management applications, built on the Workday platform with Workday Illuminate at the core, helps enable CFOs to maintain accounting information; manage core financial processes such as payables and receivables; identify real-time financial, operational, and management insights; perform financial consolidation; reduce time-to-close; promote internal control and auditability; and achieve consistency across global finance operations. Our AI-powered capabilities for finance are designed to transform certain accounting, finance, and procurement processes by anticipating and streamlining common actions and workflows to help increase productivity.
Spend Management: Solutions for the Office of the CFO
Workday helps enable procurement professionals to support their businesses throughout the source-to-contract process, including a user experience designed for ease of use and collaboration. Workday offers a set of spend management solutions that help organizations streamline supplier selection and contract management, build and execute sourcing events, such as requests for proposals, and manage indirect spend. Additionally, Workday offers an expense management solution that provides users with flexible ways to submit and approve expenses, while providing leaders the ability to set controls and analyze spend.
Human Capital Management: Solutions for the Office of the Chief Human Resources Officer (“CHRO”)
Workday delivers HR solutions to help organizations build a skilled workforce, drive productivity, and create an engaging workplace. Workday’s suite of HCM applications allows organizations to manage the entire employee lifecycle – from recruitment to retirement – enabling HR teams to hire, onboard, pay, develop and reskill, and provide meaningful employee experiences that are personalized and helpful, based on listening to the diverse needs of today’s workforce. For example, we are helping organizations manage their total workforce in one seamless experience on Workday through our solutions, including Workday Adaptive Planning, Workday Illuminate-powered recruiting agent, Workday VNDLY, and Workday HCM.
Planning: Solutions for the Offices of the CFO and CHRO
In today’s dynamic environment, businesses need to continuously plan and model various scenarios to quickly respond to change. Workday provides an active planning process that can model across finance, workforce, sales, and operational data, helping organizations make more informed decisions and respond quickly to changing situations. Workday Illuminate assists in creating forecasts that incorporate historical and third-party data, such as economic data and labor statistics. When combined with Workday’s Financial Management and HCM solutions, organizations are able to leverage real-time transactional data to dynamically adjust and recalibrate their plans.

Analytics and Reporting and Workday Platform: Solutions for the Offices of the Chief Information Officer (“CIO”), CFO, and CHRO
Workday helps leaders make sense of the vast amount of data they collect enterprise-wide. For example, information technology (“IT”) leaders are navigating the complexities of supporting employees in new environments, which requires them to deploy an adaptable, secure architecture to help ensure global continuity and productivity while remaining agile. Workday provides applications for analytics and reporting, including augmented analytics to surface insights to the line of business in simple-to-understand stories. The Workday Platform combines both the innovation built by Workday and on Workday by our customers and partners, providing organizations with the flexibility to integrate third-party applications and services directly into Workday. By managing their people and money together on the Workday platform, our customers can gain new possibilities for increased agility, transformation, and performance.
Industries: Solutions for the Offices of the CIO, CFO, and CHRO
Workday offers businesses flexible solutions to help them adapt to their industry-specific needs and respond to change. Workday’s applications serve industries such as financial services, healthcare, higher education, state and local government, and professional services. For example, Workday provides supply chain and inventory solutions to healthcare organizations, allowing them to purchase, stock, track, and replenish their inventory to help support patient care. In addition, higher education institutions can deploy Workday’s solution to manage the end-to-end student and faculty lifecycle. Workday also enables its partner ecosystem to build industry-specific solutions. With Workday Extend, customers and their developers can build custom applications that can accommodate their unique industry business needs, complete with the same experience, security model, and reliability of the native applications offered by Workday.
Product Development
At Workday, innovation is a core value, which encourages out-of-the-box thinking and creativity, enabling us to create applications designed to change the way people work. We invest significant resources into product development and are committed to rapidly building and/or acquiring new applications and solutions. Our product development organization is responsible for product design, development, testing, and certification. We focus our efforts on developing new applications and core technologies, as well as further enhancing the usability, functionality, reliability, security, performance, and flexibility of existing applications. To grow our suite of Workday applications, we primarily invest in research and development, but we also selectively acquire companies that are consistent with our design principles, existing product set, corporate strategy, and company culture. For example, in fiscal 2025, we acquired HiredScore, Inc. (“HiredScore”), a leading provider of AI-powered talent orchestration solutions, and Evisort Inc. (“Evisort”), a provider of an AI-native document intelligence platform. We also manage a portfolio of strategic investments through Workday Ventures, our strategic investment arm. We invest primarily in enterprise cloud technology companies that we believe are digitally transforming their industries, developing innovative AI-powered technology, improving customer experiences, helping us expand our solution ecosystem or supporting other corporate initiatives. We plan to continue making these types of strategic investments as opportunities arise that we find attractive.
Sales and Marketing
We sell our subscription contracts and related services globally, primarily through our direct sales organization, which consists of field sales and field sales support personnel. The Workday Field Sales team is aligned by geography, industry, and/or customer size. We also segment our sales teams into two distinct groups: those focused on landing new customer relationships, and those focused on expanding our relationship within our existing customers. We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs and strategic relationships. Our marketing programs largely target senior business leaders, including CFOs, CHROs, and CIOs. We also generate customer leads and transact through our partner ecosystem, including through resellers.
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

Partner Ecosystem
As a core part of our strategy, we have developed and continue to grow a global ecosystem of partners that build and sell new applications on the Workday platform, source new business with Workday, and deliver quality services and customer outcomes with Workday. These relationships include innovation partners, sales partners, and services partners. Together, Workday and our partners help our customers to better manage their people and their money. The Workday Marketplace allows customers to find Built on Workday applications, Industry Accelerators, packaged solutions, and other integrations and solutions that are purpose-built to complement the Workday platform in targeted countries and industries. Strategic partnerships with public cloud providers, including Amazon Web Services, Inc. (“AWS”) and Google Cloud, allow our customers to reduce their committed spend on cloud. Our global partnerships with payroll providers, including Automatic Data Processing, Inc. (“ADP”) and Strada, enable integrated and streamlined payroll solutions across the world. Our Industry Accelerator program, including 12 new Industry Accelerators announced during fiscal 2025, combines Workday partners, solutions, and services to help speed cloud transformation efforts tailored to solve our customers’ industry-specific challenges.
Customers
We sell to emerging, medium-sized, and large global organizations that span numerous industry categories, including professional and business services, financial services, healthcare, education, government, technology, media, retail, and hospitality.
We have built a company culture centered around customer success and satisfaction. As part of their subscription, customers are provided support services and tools to enhance their experience with Workday applications. This includes 24/7 support; training; a Customer Success Management group to assist customers in production; and Workday Community, an online portal where customers can collaborate and share knowledge and best practices. In addition, we offer Workday Success Plans, a comprehensive, add-on subscription service that delivers continuous value for our customers through strategic advice, product expertise, adoption resources, on-demand education, and technical guidance. We also offer extensive customer training opportunities and a professional services ecosystem of experienced Workday consultants and system integrators to help customers achieve a timely adoption of Workday and enable them to enhance the value of our applications over the life of their subscription.
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
Competition
The overall market for enterprise application software is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs, and frequent introductions of new products. We currently compete with large, well-established, enterprise software vendors, such as Oracle Corporation (“Oracle”) and SAP SE (“SAP”). We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, from vendors of specific applications that address only one or a portion of our applications, and from vendors that specialize in specific industries in which we provide services, some of which offer cloud-based solutions. These vendors include, without limitation, Anaplan, Inc.; ADP; Coupa Software Inc.; Dayforce, Inc.; Infor, Inc.; Microsoft Corporation; and UKG Inc.
In addition, other cloud or AI platform companies that provide services in different target markets or industries may develop applications or acquire companies that operate in our target markets or industries, and some potential customers may elect to develop their own internal applications. However, the domain and industry expertise that is required for a successful solution in the areas of financial management, HCM, and analytics may inhibit new entrants, who may also be unable to invest the necessary capital to accurately address global requirements and regulations. We expect continued consolidation in our industry that could lead to significantly increased competition.
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
•ability to innovate and rapidly respond to customer needs, such as the integration of AI into product offerings;
•domain and industry expertise in applicable laws and regulations;
•size of customer base and level of user adoption;
•customer confidence in financial stability and future viability;
•existing relationships with key senior business leaders; and
•ability to integrate with legacy enterprise infrastructure and third-party applications.
We believe that we compete favorably based on these factors. Our ability to remain competitive will largely depend on our ongoing performance in product development and customer support.
For more information regarding the competitive risks we face, see “Risk Factors” included in Part I, Item 1A of this report.
Human Capital
Workday was founded with the idea of putting people at the center of enterprise software, which is why employees are our number one core value. As of January 31, 2025, our global workforce consisted of over 20,400 employees in 34 countries, of which approximately 63% were located in the U.S. and 37% were located internationally. These numbers do not reflect the impacts of our restructuring plan announced in February 2025 (“Fiscal 2026 Restructuring Plan”), which is currently expected to result in the reduction of approximately 8% of our workforce. Maintaining strong employee relations is a priority and we consider our relations with our employees to be positive.
Our Chief People Officer is responsible for developing and executing Workday’s human capital strategy, including programs focused on total rewards; workforce planning and our skills-based hiring approach; employee skills, development, engagement, and wellbeing; and our inclusive, high-performance culture. Our Chief People Officer and our CEO regularly update our Board of Directors and the Compensation Committee on human capital matters and seek their input on subjects such as succession planning, executive compensation, and our company-wide people programs.
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
Our Commitment to Pay Parity
We believe that all employees deserve to be paid fairly and equitably and be afforded an equal chance to succeed. We have a market-based pay structure that compares our roles to those of our peers in each region. This process helps ensure we pay according to the market value of the jobs we offer. We also have processes in place to make pay decisions based on internally consistent and fair criteria. Each year, we conduct a company-wide pay equity analysis to help ensure pay equity among employees in similar roles. If we identify differences in pay, we research those differences and, where appropriate, make adjustments to employees’ pay.

VIBE: Value Inclusion, Belonging, and Equity for All
We strive to be a workplace where all employees are valued for their unique perspectives and where we collectively contribute to Workday’s success and innovation. Value Inclusion, Belonging, and Equity for all (“VIBE”) is our vision for cultivating an environment where all employees can thrive. Whether through creating resources and initiatives that enable and strengthen our culture, building inclusive products and technology, or hiring and developing great talent, we are building a vibrant workplace that fuels innovation and collaboration. Our 13 Employee Belonging Councils (“EBCs”) play an integral role in fostering a culture of VIBE. Our EBCs, including Families @ Workday, Black @ Workday, Military and Veterans at Workday, and Workday for People with Disabilities, among others, cultivate a culture of VIBE by providing spaces open to all employees to foster ideation, advance inclusion, and drive innovation. As of January 31, 2025, over a quarter of our employees were members of one or more EBC.
We acknowledge that skills, education, and lived and learned experiences are gained in a variety of ways that are often not recognized in the traditional recruiting process, which is why we take a holistic approach to talent acquisition that prioritizes a skills-based approach. By standardizing practices to attract and evaluate talent fairly, minimize barriers and biases, and promote a skills-first hiring approach, we aim to deliver a meaningful and positive experience for all.
Learning and Development
Our employees tell us they are most engaged when they are continuously being exposed to new things, empowered to build new skills, and able to make an impact. Our employees have instant access to training via several industry-leading learning platforms, which provide our global workforce with convenient, timely access to content from subject matter experts. We offer a number of educational resources, development opportunities, and a support community to guide employees throughout their Workday careers. For example, we developed Career Hub which helps our employees share skills and interests and receive relevant connections, curated learning content, and recommended jobs to help them on their career journeys. Using Workday Illuminate, Career Hub provides workers with suggestions to grow their skills and capabilities and encourages them to build a plan as they explore opportunities for continued career development.
Additionally, to foster a strong culture of compliance and ethics, we conduct annual compliance and ethics training of our Code of Conduct for all employees. In fiscal 2025, we had a 100% completion rate for our annual Code of Conduct training.
Communication and Engagement
Our culture and how we treat people are paramount at Workday, and we believe that being transparent and facilitating information sharing are key to our success. Workday leverages multiple communication channels to engage and inform employees, including company meetings, functional town halls, internal websites, and social collaboration tools. We also encourage regular 1:1 sessions and quarterly check-ins between managers and employees to provide individual performance feedback, and the use of our peer recognition platform. We believe that understanding what our employees want and supporting them effectively is critical to retaining our highest performing employees and attracting top talent. We use Workday Peakon Employee Voice, powered by Workday Illuminate, to collect and analyze feedback in real time from our employees, garner insights and recommendations, and turn that feedback into dialog and action. Since we introduced Workday Peakon Employee Voice in fiscal 2022, employees have provided over 600,000 confidential comments on the platform through weekly surveys and 91% of our employees have taken part in at least one survey, which reflects strong engagement by our employees. We receive data points from these surveys that help us identify actions to take to improve our company and our culture.
Buoyed by the opportunities offered by our own technology, our talent philosophy puts employees at the center of their own career and performance journey by providing them the tools and framework to further their careers. We have done this by establishing a clear philosophy and set of expectations. Every employee receives enablement on our performance and growth philosophy, what’s expected of them, and how to leverage these practices to ensure their own personal success and career growth at Workday. Our talent and performance dashboard provides a snapshot view of performance-related tasks, with a visual summary of goals, feedback, and growth opportunities. Employees can take action to update their contributions, capabilities, career, and connections using the quick links provided in the dashboard.
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

Our hybrid work model provides flexibility for our employees to work from home, while still bringing people together to foster collaboration and innovation. We offer new remote-based employees a stipend to enable them to have a comfortable work-from-home environment. To help keep health and mental wellness top of mind, we offer a series of programs and communications focused on mental health. These included tools and resources related to sleep, healthy eating, and mindfulness, as well as our Employee Assistance Program to, among other things, facilitate timely access to culturally responsive mental health support for employees and their family members.
Our Global Workplace Safety team supports the traditional corporate areas of employee health and safety and physical security for Workday on a global scale. From the workplace to work-related travel, we strive to keep our employees safe with programs including safety awareness training, emergency response protocols, and our ergonomics and life safety team programs.
Giving and Doing
Workday’s Giving & Doing program embodies our belief in making a positive impact beyond our organizational walls, empowering employees to engage in charitable efforts, community service, and volunteerism. On top of our strategic, company-led social impact and employee volunteerism efforts, we also believe that giving back is even more rewarding when people get to make an impact through their favorite causes. We encourage and support employee giving and volunteering through programs such as our charitable donation matching gift program, our volunteer grant program, our paid time off benefit for employees to volunteer and give back to their communities, and our team volunteer experience, where employee teams of five or more can volunteer with a charity partner of their choice and receive grants of up to $5,000.
Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We require our employees, contractors, consultants, suppliers, partners, and other third parties to enter into confidentiality and proprietary rights agreements, and we control access to software, documentation, and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights, and trademarks, as well as contractual protections and controls to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel; creation of new products, features, and functionality; and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.
Governmental Regulation
As a public company with global operations, we are subject to various federal, state, local, and foreign laws and regulations. These laws and regulations, which may differ among jurisdictions, include, among others, those related to financial and other disclosures, accounting standards, privacy and data protection, cybersecurity, intellectual property, AI ethics and machine learning, corporate governance, tax, government contracting, trade, antitrust, employment, immigration and travel, import/export, and anti-corruption. The costs to comply with these governmental regulations are not material to the understanding of our business. For a further discussion of the risks associated with government regulations that may materially impact us, see “Risk Factors” included in Part I, Item 1A of this report.
Available Information
Our website is located at www.workday.com and our investor relations website is located at www.investor.workday.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the Securities and Exchange Commission (“SEC”), and all amendments to these filings, can be obtained free of charge from our website at www.workday.com/sec-filings as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Workday also uses its websites, including its investor relations website and blogs.workday.com as a means of disclosing information about Workday, including information that could be deemed material by investors. Information contained on or accessible through any website referenced herein is not part of, or incorporated by reference in, this Form 10-K, and the inclusion of such website addresses is as inactive textual references only.
Workday, the Workday logo, Workday Illuminate, VIBE, Peakon, Evisort, HiredScore, VNDLY, and Adaptive Planning are trademarks of Workday, Inc., which may be registered in the United States and elsewhere. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.

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
We host our applications and serve our customers and users globally from data centers operated by third parties and rely upon third-party partners to operate certain aspects of our services. We control our applications and data, but we do not control the facilities, operations, and physical security of these locations. Disruption of or interference at these locations has and could in the future impact our operations and our business could be adversely impacted. For example, we have experienced disruptions at certain of our data centers in the U.S. due to high temperatures and power outages that resulted in a brief temporary outage of our services for a subset of our customers. These facilities may also be subject to cybersecurity breaches, capacity constraints, financial difficulties, break-ins, sabotage, intentional acts of vandalism and similar misconduct, natural catastrophic events, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit, or delay operations, and our disaster recovery planning may not account for all eventualities.
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
Any changes in third-party service levels at our hosted infrastructure providers, or any errors, defects, disruptions, or other performance problems with our applications or the infrastructure on which they run, including internet infrastructure, could adversely affect our reputation and may damage our customers’ or other users’ stored files or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers, subject us to potential liabilities, result in contract terminations, or adversely affect our renewal rates.

The extent to which the continuing global economic and geopolitical volatility, and any resulting effect on customer spending, will continue to impact our business, financial condition, and operating results will depend on future developments, which are highly uncertain and difficult to predict.
We operate on a global scale, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. Global economic developments, including increased tariffs, geopolitical volatilities, downturns or recessions, political instability, and global health crises may negatively affect us or our ability to accurately forecast and plan our future business activity. In addition, volatile geopolitical situations have led and could lead to further economic disruption. Any sustained adverse impacts from these and other recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.
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
We may lose key employees or be unable to attract, enable, and retain highly skilled employees.
Our success and future growth depend largely upon the continued services of our executive officers, other members of senior management, and other key employees. Effective February 1, 2024, the start of our fiscal 2025, in accordance with an established succession plan, Aneel Bhusri stepped down from his role as Co-CEO and assumed the role of Executive Chair, and Carl Eschenbach, formerly Co-CEO alongside Mr. Bhusri, assumed the role of sole CEO. We do not have employment agreements with our executive officers or other key employees that require them to continue to work for us for any specified period, and they could terminate their employment with us at any time. Key employee changes have the potential to disrupt our business, impact our ability to preserve our culture, negatively affect our ability to attract and retain talent, or otherwise have a serious adverse effect on our business and operating results.
To execute our growth plan, we must attract, enable, develop, and retain highly qualified talent. Our ability to compete and succeed in a highly competitive environment is directly correlated to our ability to recruit and retain highly skilled employees, especially in the areas of product development, cybersecurity, senior sales executives, and engineers with significant experience in designing and developing software and internet-related services, including in AI. The expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Our business may be adversely affected if our efforts to attract and enable new members of our direct sales force do not generate a corresponding increase in revenues. We have experienced, and we expect to continue to experience, significant competition in hiring and retaining employees with appropriate qualifications.
In February 2025, we announced the Fiscal 2026 Restructuring Plan, which is intended to prioritize our investments and advance our growth and is currently expected to result in the reduction of approximately 8% of our workforce. We expect this plan to be substantially complete by the second quarter of fiscal 2026, subject to local law and consultation requirements. The Fiscal 2026 Restructuring Plan could negatively impact our ability to attract, retain, and motivate employees.
We must also continue to retain, develop, and motivate existing employees through our compensation practices, company culture, and career development opportunities. Further, our current and future office environments and our current hybrid work policy may not meet the expectations of our employees or prospective employees, and may amplify challenges in recruiting and retention. We believe that a critical component of our success has been our corporate culture and our core values. As we continue to grow and change, we may find it difficult to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions, including managing the complexities of communicating with all employees. Efforts to restructure our workforce, such as the Fiscal 2026 Restructuring Plan, may be disruptive and adversely impact employee morale or our corporate culture. Failure to maintain or adapt our culture could negatively affect our ability to attract new employees or to retain our current employees and our business and future growth prospects could be adversely affected.

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
The markets for enterprise cloud applications, including AI-powered solutions, are highly competitive, with relatively low barriers to entry for some applications or services. Some of our competitors are larger and have greater name recognition, significantly longer operating histories, access to larger customer bases, larger marketing budgets, and significantly greater resources to devote to the development, promotion, and sale of their products and services than we do. This may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions.
Our primary competitors are Oracle and SAP, well-established providers of financial management and HCM applications, which have long-standing relationships with customers and partners. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based or AI-powered solutions. These vendors include, without limitation: Anaplan, Inc., ADP, Coupa Software Inc., Dayforce, Inc., Infor, Inc., Microsoft Corporation, and UKG Inc. In order to take advantage of customer demand for cloud and AI-powered applications, legacy vendors are expanding their cloud or AI-powered applications through acquisitions, strategic alliances, and organic development. In addition, other cloud or AI platform companies that provide services in different target markets or industries may develop applications or acquire companies that operate in our target markets or industries, and some potential customers may elect to develop their own internal applications. As the market matures and as existing and new market participants introduce new types of technologies, such as generative and agentic AI, and different approaches that enable organizations to address their HCM and financial needs, we expect this competition to intensify in the future.
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
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, privacy, intellectual property, financial services, AI, and data protection laws and regulations;
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
Certain of the above factors have and may continue to negatively impact our ability to sell our applications and offer services globally, reduce our competitive position in foreign markets, increase our costs of global operations, reduce demand for our applications and services from global customers, or subject us to legal or regulatory liability. Additionally, the majority of our international costs are denominated in local currencies and we anticipate that over time an increasing portion of our sales contracts may be outside the U.S. and will therefore be denominated in local currencies. Fluctuations in the value of foreign currencies, which may be amplified by macroeconomic events, may impact our operating results when translated into U.S. dollars. Such fluctuations may also impact our ability to predict our future results accurately. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected.

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
Our customers have no obligation to renew their subscriptions for our applications after the expiration of either the initial or renewed subscription period. Our customers’ renewal rates fluctuate as a result of a number of factors, including their level of satisfaction with our applications and pricing, their awareness and adoption of the benefits and features of our applications, their ability to continue their operations and spending levels, reductions in their headcount, and the evolution of their business. If our customers do not renew their subscriptions for our applications on similar pricing terms or renew for fewer elements of our applications, our revenues may decline, and we may not be able to meet our revenue projections, which could negatively impact our business and the market price of our Class A common stock.
Our future success also depends, in part, on our ability to sell additional products to our current customers, and the success rate of such endeavors is difficult to predict, especially with regard to any new lines of business that we may introduce from time to time. This has and may continue to require increasingly costly marketing and sales efforts that are targeted at senior management, and if these efforts are not successful, our business and operating results may suffer. Additionally, acquisitions of our customers by other companies have led, and could continue to lead, to cancellation of our contracts with those customers, thereby reducing the number of our existing and potential customers.

The use of new and evolving technologies in our offerings at Workday, including AI, may result in reputational harm and increased litigation, and adversely affect our operating results.
We are increasingly building AI into the Workday product suite and have recently made announcements about our plans to embrace agentic AI. As with many cutting-edge innovations, these technologies can present new risks and challenges. A quickly evolving technical, legal, and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address ethical, legal, operational, or compliance requirements or other issues related to AI. For example, the European Union’s (“EU”) AI Act (“EU AI Act”) puts new requirements on providers of AI technologies and we are currently analyzing the EU AI Act to ensure compliance in alignment with various deadlines in the coming years. Additionally, existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict and subject to change over time. The risks and challenges presented by these technologies could undermine public confidence in AI, which could slow its adoption and affect our business. Many of our products are powered by AI, some of which include the use of large language models and generative AI, for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. To the extent that our products and technologies rely on the use of large language models provided by third parties, we may face additional uncertainties and liabilities. Any failure to accurately identify and address our responsibilities and liabilities in this uncertain environment, and adequately address relevant ethical and social issues that may arise with such technologies and use cases, as well as failure by others in our industry, or actions taken by our customers, employees, or end users (including misuse of these technologies), could negatively affect the adoption of our offerings and subject us to reputational harm, regulatory action, or litigation, which may harm our financial condition and operating results. We already are defending against a lawsuit alleging that our products and services enable discrimination, and although we believe that such claims lack merit, and the majority of the claims have been dismissed, legal proceedings can be lengthy, expensive, and disruptive to our operations and customers (particularly where, as in the present litigation, the plaintiff may seek to also litigate against certain of Workday’s customers). We may be subject to other litigation and regulatory actions that may cause financial, competitive, and developmental impacts, and could lead to legal liability. In addition, regardless of outcome, these types of claims could cause reputational harm to our brand, including our ability to sell newly acquired products that use AI. Our employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI may express opinions that could introduce reputational or business harm, or cease their relationship with us.
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
Developing software applications and related enhancements, features, and modifications, including those involving AI, is expensive, and the investment in product development often involves a long return on investment cycle. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases, and we believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenues from these investments for several years, if at all. If we are unable to provide new features, enhancements to user experience, and modifications in a timely and cost-effective manner that achieve market acceptance, align with customer expectations, and that keep pace with rapid technological developments and changing regulatory landscapes, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers and our business and operating results could be adversely affected. For example, AI is propelling advancements in technology, but if we fail to innovate and keep up with advancements in AI technology, if Workday Illuminate solutions fail to be delivered as planned or at all, fail to operate as expected or to meet customer expectations, or if we do not have sufficient access to development resources and the technologies required to build and improve our applications, our business and reputation may be harmed.
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
If we fail to successfully promote and maintain positive awareness of our brand, or we fail to expand positive awareness of our newer solutions or products, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread positive brand awareness that is critical for broad customer adoption of our applications and for the end user experience. We have and may continue to experience reputational harm from, among other things, the introduction of new products, features, or services that do not meet customer expectations; our use of new and evolving technologies, including AI; service outages or disruptions; issues with product quality or performance; backlash from customers, government entities, or other stakeholders that disagree with our product offering decisions or public policy, ethical, or political positions; significant litigation or regulatory actions that negatively reflect on our business practices; and data security breaches or compliance failures. Any unfavorable publicity or perception of our brand or our applications, including any unfavorable candidate or end user experience, could negatively impact our ability to attract and retain customers and also make it more difficult to hire and retain employees.
If we are unable to successfully integrate our applications with a variety of third-party technologies, our business and operating results could be adversely affected.
We depend on relationships with third-party technology and content providers and other key suppliers, and are also dependent on third parties for the license of certain software and development tools that are incorporated into or used with our applications or used to help improve our own internal systems, processes, or controls. For example, we leverage software and services for development tools and to deliver applications from many third-party suppliers including AWS and Google Cloud. If the operations of these third parties are disrupted, our own operations may suffer, which could adversely impact our operating results. Additionally, if we are unsuccessful in establishing or maintaining our relationships with these third parties, or if the quality of their products or performance is inadequate, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer.
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
Our corporate headquarters are located in Pleasanton, California, and we have data centers and partner with public cloud service providers located in the United States and Europe. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes or other extreme weather conditions. Additionally, we rely on internal technology systems, our website, our network, and third-party infrastructure and enterprise applications, which are located in a wide variety of regions, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, insurrection, pandemics or other public health emergencies, or the effects of climate change (such as drought, flooding, heat waves, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and have, and may in the future, endure system interruptions, and may experience delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards, or stakeholder expectations regarding climate change that may impact our business, financial condition, and operating results.
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
•the ability of suppliers to meet our sustainability and other ESG standards;
•our ability to recruit, develop, and retain diverse talent in our global labor markets;
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
If our ESG practices do not align with or meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquirer, or service provider could be negatively impacted. For example, an increasing number of stakeholders, regulators, and lawmakers have expressed or pursued contrary views towards ESG initiatives, including the proposal or enactment of “anti-ESG” policies, legislation, executive orders, or initiatives or the issuance of related legal opinions. Conflicting regulations and a lack of harmonization of ESG legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and costs. We may also face increasing scrutiny from our investors, customers, employees, and other stakeholders relating to the appropriate role of ESG practices and disclosure. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.
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
Our applications involve the storage and transmission of our customers’ and other users’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, job candidates, customers, prospects, and suppliers, as well as financial, accounting, health, and payroll data. Additionally, our operations and the availability of the services we provide also depend on our information technology systems. As a result, a compromise of our applications or systems, or unauthorized access to, acquisition, use, tampering, release, alteration, theft, loss, or destruction of sensitive data, or unavailability of data or our applications, has and could disrupt our operations or impact the availability or performance of our applications; expose us and our customers to regulatory obligations and enforcement actions, litigation, investigations, remediation and indemnity obligations, or supplemental disclosure obligations; damage our reputation and brand; or result in loss of customer, consumer, and partner confidence in the security of our applications, an increase in our insurance premiums, suspension or loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, impairment to our business, and other potential liabilities or related fees, expenses, or loss of revenues.
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

Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of security researchers, including those who appear to offer a solution to a vulnerability in exchange for some compensation, and insiders, to sophisticated hacker organizations, including state-sponsored actors who may launch coordinated attacks, such as retaliatory cyber-attacks stemming from the Russia-Ukraine conflict or attacks motivated by the type of data that is processed by our customers, including our public sector customers, on our platform. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security events. As our market presence grows, we face increased risks of cybersecurity attack or other security threats. Additionally, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, and coordinated and more difficult to defend against. Key cybersecurity risks range from viruses, worms, ransomware, and other malicious software programs, to phishing attacks, to fraud, to credential theft or abuse, to exploitation of software bugs or other defects, to targeted attacks against cloud services and other hosted software, to exploitation of unmanaged software or systems, any of which can result in a compromise of our applications or systems and the data we store or process, disclosure of Workday confidential information and intellectual property, production downtimes, reputational harm, and an increase in costs to the business. As the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and often are not identified until they are launched against a target, and because evidence of unauthorized activity may not have been captured or retained, or may be proactively destroyed by unauthorized actors, we may be unable to anticipate these attacks, assess the true impact they may have on our business and operations, or to implement adequate preventative measures. Future cyber-attacks and other security events may have a significant or material impact on our business and operating results.
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
Following the EU’s passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global data privacy compliance landscape has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our data processing creates current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, a new EU-U.S. Data Privacy Framework (“DPF”) is in place under which EU data can legally be transferred to the United States. However, it is expected to face legal challenges. Until challenges to the DPF make their way through the court system, uncertainty may continue about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, GDPR requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subcontractors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Other countries such as Russia, China, and India have also passed laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the United States present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, came into effect on January 1, 2023. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Numerous states have enacted, or are considering, privacy laws as well, creating a patchwork of state laws that may create compliance challenges. Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to and which may place additional burdens on us. Increasing sensitivity of individuals to unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate has and may continue to create a negative public reaction to technologies, products, and services such as ours or otherwise expose us to liability.
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
Many of our products and services currently utilize or will utilize new and evolving technologies such as AI. The overall regulatory environment governing these types of technologies is likely to evolve as government interest in these technologies increases. Regulation of these technologies, as well as other technologies that we utilize in our products and services, also varies greatly among international, federal, state, and local jurisdictions and is subject to significant uncertainty. Governments and agencies domestic and abroad may in the future change or amend existing laws, or adopt new laws, regulations, or guidance, or take other actions which may severely impact the permitted uses of our technologies. New and changing laws, regulations, executive orders, directives, and enforcement priorities can also create uncertainty about how such laws and regulations will be interpreted and applied to Workday.
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
We generally recognize subscription services revenues over time as services are delivered to the customer, which typically occurs over a period of three years or longer. As a result, most of the subscription services revenues we report in each quarter are derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscription contracts in any single quarter may not be reflected in our revenue results for that quarter but will negatively impact our revenue in future quarters. Additionally, because much of our sales efforts are targeted at large enterprise customers, we face greater costs, longer sales cycles, less predictability in completing some of our sales, and varying deployment timeframes.
Our typical sales cycles for many new customers are six to twelve months but can extend for eighteen months or more, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt applications across our platform. We have seen and may continue to see instances of increased scrutiny from existing and prospective customers and the lengthening of certain sales cycles. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of new applications, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenues. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription services revenues from new customers generally are recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers, or customer insolvencies resulting from severe economic hardship, can and has had an impact on our subscription services revenues. Prolonged decreases in our customers’ headcounts can materially impact our business and operating results in any given period.
We have a history of cumulative losses, and we may not sustain profitability on a GAAP basis in the future.
Until recently, we had incurred significant net losses on a GAAP basis since our inception in 2005 and our quarterly operating results may fluctuate in the future. We expect our operating expenses to increase in the future due to substantial investments we have made and continue to make to acquire new customers and develop our applications, anticipated increases in sales and marketing expenses, product development expenses, operations costs, and general and administrative costs. If our revenue growth does not meet estimates, we may not be able to adjust our spending quickly enough to avoid an adverse impact on our financial results, and therefore we may incur losses on a GAAP basis in the future. Furthermore, to the extent we are successful in increasing our customer base, we may incur net losses in the acquisition period because some costs associated with acquiring customers are incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years or longer. You should not consider any prior period GAAP-profitability and growth in revenues as indicative of our future performance. We cannot ensure that we will continue to achieve or sustain GAAP profitability in the future.
Our current and future indebtedness may adversely affect our financial condition and operating results.
In April 2022, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027 (“2027 Notes”), $750 million aggregate principal amount of 3.700% notes due April 1, 2029 (“2029 Notes”), and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032 (“2032 Notes,” and together with the 2027 Notes and the 2029 Notes, “Senior Notes”). Additionally, in April 2022, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of January 31, 2025, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
As of January 31, 2025, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 43 million shares of Class B common stock and 0.2 million shares of Class A common stock. As of January 31, 2025, our Co-Founder and Executive Chair, Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.4 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.2 million restricted stock units (“RSUs”), which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
In addition, Mr. Bhusri has the ability to significantly influence the management and affairs of our company as a result of his position as a member of our Board of Directors and an officer of Workday. Mr. Bhusri, in his capacity as a board member and officer, however, owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders.
The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founders, as well as with other executive officers, directors, and affiliates, which limits or precludes the ability of non-affiliates to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of January 31, 2025. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
In February 2024, our Board of Directors authorized a program under which we were authorized to repurchase up to $500 million of our outstanding shares of Class A common stock. In the third quarter of fiscal 2025, we had completed the repurchase authorization under this program. In August 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock (“August 2024 Share Repurchase Program”). Such repurchases may be made through open market transactions, including through the use of trading plans intended to qualify under Rule 10b5-1, through privately negotiated transactions, or by other means, in each case in accordance with applicable securities laws and other restrictions. The August 2024 Share Repurchase Program has no expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.
Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Since first authorizing a share repurchase program, there have been periods of time during which we have been unable to repurchase shares, for example, due to the possession of material nonpublic information.
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
We also maintain a privacy and cybersecurity incident response program to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Further, we conduct periodic tabletop exercises to test and fortify the controls of our cybersecurity incident response program. The incident response team assesses the severity and priority of incidents on a rolling basis, with escalations of higher severity cybersecurity incidents provided to our management team. If a cybersecurity incident is determined to be a potentially material cybersecurity incident, our disclosure controls and procedures define the steps to determine materiality and disclose such a material cybersecurity incident.
When appropriate, we use external service providers and consultants to assess or monitor the environment or otherwise assist with aspects of our cybersecurity controls and risk assessment process. Our risk management approach is supplemented by external and internal enterprise risk management audits, which are designed to test the effectiveness of our security controls. We conduct penetration testing on a periodic basis and have established an external bug bounty program to allow security researchers to help identify vulnerabilities in our systems before they mature into real-world cybersecurity threats. We also maintain a vendor risk management program designed to identify and mitigate risks associated with third-party service providers, including those in our supply chain and those who have access to our customer or employee data or our systems. This program includes pre-engagement diligence, contractual security and notification provisions, and ongoing monitoring, as appropriate.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, financial condition, or results of operations, under the headings “We depend on data centers and other infrastructure operated by third parties, as well as internet availability, and any disruption in these operations could adversely affect our business and operating results,” “If we are unable to successfully integrate our applications with a variety of third-party technologies, our business and operating results could be adversely affected,” and “If our information technology systems are compromised or unauthorized access to customer or user data is otherwise obtained, our applications may be perceived as not being secure, our operations may be disrupted, our applications may become unavailable, customers and end users may reduce the use of or stop using our applications, and we may incur significant liabilities” in our “Risk Factors” included in Part I, Item 1A of this report, which disclosures are incorporated by reference herein.
Governance
Our Board of Directors is actively involved in overseeing risks from cybersecurity threats. At least once a year, the Board of Directors discusses our programs and policies related to cybersecurity and risk initiatives and considers them closely both from a risk management perspective and as part of Workday’s business strategy. Additionally, the Board has delegated to its Audit Committee oversight of cybersecurity risks and processes to manage them. Our Audit Committee is comprised entirely of independent directors who regularly evaluate cybersecurity risks.
The materials presented to our Board and Audit Committee include updates on our data security posture, results from third-party assessments, progress towards predetermined risk-mitigation-related goals, our incident response plan, and certain cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The Board and Audit Committee generally receive materials, including a cybersecurity scorecard and other materials indicating current and emerging cybersecurity threat risks and describing our ability to mitigate those risks, and discuss such matters with our Chief Information Security Officer (“CISO”). Material cybersecurity threat risks are also considered during separate Board and committee meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, and other relevant matters.

Our CISO leads all aspects of our global cybersecurity program. Our CISO joined Workday in 2010 and has served as our CISO since April 2018. Our CISO has more than 20 years of experience in cybersecurity and information technology risk management, including at a large public company and a recognized consulting firm. He also has a degree in information systems management.
Our cybersecurity program is also supported by a cross-functional leadership team that contributes to our information security and privacy programs and practices, as well as identifies and mitigates security and privacy risks. This team includes our CIO and our Chief Legal Counsel. This team contributes to the development of our cybersecurity strategy and is periodically updated regarding evolving cybersecurity risks and the in-place responsive actions. This team is also informed about the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described herein, including the operation of our incident response plan.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Pleasanton, California. It consists of approximately 1.2 million square feet of owned facilities and a 6.9 acre parcel of leased land. The land lease will expire in 2108. We also lease office space in various locations, including North America, Europe, and Asia Pacific, and data center capacity throughout the United States and Europe.
We believe that our facilities are suitable to meet our current needs. In the future, we may expand our facilities, add new facilities, or exit facilities as our needs evolve. We believe that suitable additional or alternative space will be available on commercially reasonable terms to accommodate any growth.
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
Stockholders
As of March 7, 2025, there were 16 stockholders of record of our Class A common stock (not including an indeterminate number of beneficial holders of stock held in street name through brokers and other intermediaries) and 60 stockholders of record of our Class B common stock.
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
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2020, in our Class A common stock, the S&P 500 Index, and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
01/31/2020
01/31/2021
01/31/2022
01/31/2023
01/31/2024
01/31/2025
Workday, Inc.
S&P 500 Index
S&P 1500 Application Software Index

Company/Index	1/31/2020	1/31/2021	1/31/2022	1/31/2023	1/31/2024	1/31/2025
Workday, Inc.	$100.00	$123.24	$137.04	$98.27	$157.65	$141.94
S&P 500 Index	100.00	117.23	144.52	132.62	160.20	202.41
S&P 1500 Application Software Index	100.00	131.94	146.32	118.53	178.89	194.28
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended January 31, 2025 (in millions, except number of shares which are reflected in thousands and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
November 1, 2024 - November 30, 2024	201	$258.35	201	$850
December 1, 2024 - December 31, 2024	176	269.46	176	802
January 1, 2025 - January 31, 2025	0	0.00	0	802
Total	377		377
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

ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included included in Part II, Item 8 of this report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” included in Part I, Item 1A of this report.
The following discussion of our financial condition and results of operations covers fiscal 2025 and 2024 items and year-over-year comparisons between fiscal 2025 and 2024. Discussions of fiscal 2023 items and year-over-year comparisons between fiscal 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, that was filed with the SEC on March 8, 2024.
Overview
Workday is the AI platform that helps organizations manage their most important assets – their people and money. We deliver cloud-based applications for financial management, HCM, planning, spend management, and analytics. Our diverse customer base includes emerging, medium-sized, and large global organizations within numerous industry categories, including professional and business services, financial services, healthcare, education, government, technology, media, retail, and hospitality. With Workday, our customers have an AI-powered platform that can help them deliver better employee experiences, increase productivity, improve operational efficiencies, and provide insights for faster, data-driven decision-making.
We have achieved significant growth since our inception in 2005, when we pioneered HCM in the cloud. As a result of our innovation and commitment to customer success, today we are a Fortune 500 company with more than 11,000 customers around the world. As we continue to grow, we are focused on driving sustainable, long-term subscription revenue growth by adding new customers and expanding our relationships with existing customers through increased adoption of our suite of solutions. Central to this effort is investing in strategic growth areas including leveraging the power of our platform to drive increased adoption of our full suite of applications, expanding internationally, developing innovative AI solutions, growing our partner ecosystem, deepening our industry verticals, and exploring strategic acquisitions to complement our organic innovation. Our investments across these targeted growth areas may require additional costs, but we remain committed to optimizing resource allocation and realizing a return on our investments. Over time, we believe these investments will support revenue growth and a more scalable business.
We are focused on expanding our operating margin by driving scale and building efficiencies across the business through investments in people, processes, and systems. In February 2025, we announced the Fiscal 2026 Restructuring Plan, which is intended to prioritize our investments and continue advancing our ongoing focus on durable growth. The plan is currently expected to result in the reduction of approximately 8% of our workforce. In connection with this plan, we expect to exit certain owned office space. As a result of our focus on expanding operating margin, we expect our product development, sales and marketing, and general and administrative expenses as a percentage of total revenues will decrease over the longer term as we grow our revenues and invest in a disciplined manner to support our long-term growth objectives.
Impact of Current Economic Conditions
Recent macroeconomic events including increased tariffs, elevated inflation, and fluctuating interest rates and foreign currency exchange rates, as well as geopolitical instability, continue to impact the global economy and create uncertainty, volatility, and disruption of financial markets. Despite this, we are confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers on their human capital and finance digital transformation journeys. Demand for our products remains strong, we continue to achieve solid new subscription bookings, and our near-term revenues are relatively predictable as a result of our subscription-based business model.

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
Financial Results Overview
The following table provides an overview of our key metrics (in millions, except percentages, basis points, and headcount data):

	As of and for the Years Ended January 31,
	2025	2024	Change
Total revenues	$8,446	$7,259	16%
Subscription services revenues	$7,718	$6,603	17%

GAAP operating income	$415	$183	127%
Non-GAAP operating income (1)	$2,186	$1,741	26%

GAAP operating margin	4.9%	2.5%	239 bps
Non-GAAP operating margin (1)	25.9%	24.0%	190 bps

Operating cash flows	$2,461	$2,149	15%
Free cash flows (1)	$2,192	$1,917	14%

Total subscription revenue backlog	$25,056	$20,924	20%
12-month subscription revenue backlog	$7,631	$6,623	15%

Cash, cash equivalents, and marketable securities	$8,017	$7,813	3%

Headcount	20,482	18,824	9%
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
Subscription services revenues accounted for approximately 91% of our total revenues for the fiscal year ended January 31, 2025, and represented 97% of our total unearned revenue as of January 31, 2025. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Subscription Revenue Backlog
Our subscription revenue backlog, which is also referred to as remaining performance obligations for subscription contracts, represents contracted subscription services revenues that have not yet been recognized and includes billed and unbilled amounts. Subscription revenue backlog may fluctuate from period-to-period due to a number of factors, including the timing of renewals and overall renewal rates, new business growth, average contract duration, business combinations, and seasonality.
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
Restructuring expenses. Restructuring expenses are associated with a formal restructuring program and consist of charges related to employee transition, severance payments, employee benefits, and share-based compensation, as well as exit charges associated with the closure of facilities.
Results of Operations
Revenues
Our total revenues were as follows (in millions):

	Year Ended January 31,
	2025	2024	2023
Subscription services	$7,718	$6,603	$5,567
Professional services	728	656	649
Total revenues	$8,446	$7,259	$6,216

Total revenues were $8.4 billion for fiscal 2025, compared to $7.3 billion for fiscal 2024, an increase of $1.2 billion, or 16%. Subscription services revenues were $7.7 billion for fiscal 2025, compared to $6.6 billion for fiscal 2024, an increase of $1.1 billion, or 17%. Approximately 60% of the increase in subscription services revenues was attributable to expansion of our customers that existed as of the beginning of the prior fiscal year, and the remaining 40% was attributable to customers added after the beginning of the prior fiscal year. Professional services revenues were $728 million for fiscal 2025, compared to $656 million for fiscal 2024, an increase of $72 million, or 11%. The increase in professional services revenues was driven by higher demand for our deployment and integration services.
Gross Revenue Retention Rate
Our growth in subscription services revenues attributable to existing customers is further reflected by our gross revenue retention rate of approximately 98% as of January 31, 2025. Our gross revenue retention rate measures the percentage of recurring revenue retained from existing customers and is calculated by taking total annual recurring revenue (“ARR”) of our customers as of the corresponding prior period-end and comparing that to ARR from that same set of customers as of the current period-end. The metric takes into account recurring revenues lost to product or customer churn but does not account for additional revenue earned from add-ons or net expansions, which include volume and price adjustments. Our high gross revenue retention rate demonstrates our ability to maintain our existing customer base and drive strong overall customer satisfaction.
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
Subscription Revenue Backlog
As of January 31, 2025, our total subscription revenue backlog was $25.1 billion, with $7.6 billion expected to be recognized in revenues over the next 12 months. As of January 31, 2024, our total subscription revenue backlog was $20.9 billion, with $6.6 billion expected to be recognized in revenues over the next 12 months. The increase in subscription revenue backlog was primarily driven by expansion within our existing customer base, sales to new customers, and timing of renewals for existing customers.
Costs and Expenses
Our costs and expenses were as follows (in millions):

	Year Ended January 31,
	2025	2024	2023
Costs of subscription services	$1,266	$1,031	$1,007
Costs of professional services	803	740	703
Product development	2,626	2,464	2,247
Sales and marketing	2,432	2,139	1,842
General and administrative	820	702	599
Restructuring	84	0	40
Total costs and expenses	$8,031	$7,076	$6,438

Total costs and expenses were $8.0 billion for fiscal 2025, compared to $7.1 billion for fiscal 2024, an increase of $955 million, or 13%. The increase in operating expenses included increases of $555 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $84 million in restructuring expenses primarily related to the Fiscal 2026 Restructuring Plan, $57 million in facilities and IT-related expenses, $56 million in data center capacity expenses, $46 million in subcontractor expenses, $44 million in professional services expenses, $38 million in depreciation, $37 million in amortization of deferred sales commissions due to increased sales, and $31 million related to marketing programs.
Costs of Subscription Services
Costs of subscription services were $1.3 billion for fiscal 2025, compared to $1.0 billion for fiscal 2024, an increase of $235 million, or 23%. The increase in costs of subscription services included increases of $132 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $44 million in data center capacity expenses, and $39 million in depreciation.
We expect costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including computing infrastructure operated by third parties.
Costs of Professional Services
Costs of professional services were $803 million for fiscal 2025, compared to $740 million for fiscal 2024, an increase of $63 million, or 9%. The increase in costs of professional services included increases of $46 million in subcontractor expenses and $12 million in employee-related expenses.
We expect costs of professional services as a percentage of total revenues to continue to decline as we rely on our service partners to deploy our applications and as our subscription services revenues continue to grow as we expand both our customer base and our footprint within our existing customers.
Product Development
Product development expenses were $2.6 billion for fiscal 2025, compared to $2.5 billion for fiscal 2024, an increase of $160 million, or 7%. The increase in product development expenses included an increase of $158 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount.
We expect product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies, including costs incurred for hardware maintenance, data center capacity, facility costs, and IT-related expenses.
Sales and Marketing
Sales and marketing expenses were $2.4 billion for fiscal 2025, compared to $2.1 billion for fiscal 2024, an increase of $294 million, or 14%. The increase in sales and marketing expenses included increases of $180 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, $37 million in amortization of deferred sales commissions due to increased sales, $30 million related to marketing programs, and $25 million in facilities and IT-related expenses.
We expect sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
General and administrative expenses were $820 million for fiscal 2025, compared to $702 million for fiscal 2024, an increase of $118 million, or 17%. The increase in general and administrative expenses included increases of $73 million in employee-related expenses, including share-based compensation, primarily due to higher average headcount, and $36 million in professional services expenses.
We expect general and administrative expenses will continue to increase in absolute dollars as we continue to grow our business and invest in our people, processes, and systems to support our global operations.

Restructuring
Restructuring expenses were $84 million for fiscal 2025, with no comparable expense in the prior year. We recorded expenses of $65 million for employee transition, severance payments, employee benefits, and share-based compensation under the Fiscal 2026 Restructuring Plan and exit charges of $19 million associated with office space reductions under a separate restructuring plan.
We estimate that we will incur approximately $230 million to $250 million in total charges in connection with the Fiscal 2026 Restructuring Plan, which consists of approximately $200 million to $210 million related to employee transition, severance payments, employee benefits, and share-based compensation, with the balance related to an impairment of office space. The activities associated with this plan are expected to be substantially complete by the second quarter of fiscal 2026, subject to local law and consultation requirements.
Share-based compensation
Costs and expenses include share-based compensation expense as follows (in millions):

	Year Ended January 31,
	2025	2024	2023
Costs of subscription services	$145	$120	$105
Costs of professional services	114	116	111
Product development	670	653	616
Sales and marketing	310	282	248
General and administrative	272	245	210
Restructuring	8	0	5
Total share-based compensation expense	$1,519	$1,416	$1,295
Percentage of total revenues	18.0%	19.5%	20.8%
Share-based compensation expense increased by $103 million during fiscal 2025, primarily due to additional grants to new and existing employees.
Equity compensation is an important element of our compensation philosophy. While we expect share-based compensation expense to grow in absolute dollars as we expand our global workforce, we expect it to continue to decline as a percentage of total revenues.
Operating Income (Loss) and Operating Margin
GAAP operating income was $415 million, or 4.9% of revenues, in fiscal 2025, compared to $183 million, or 2.5% of revenues in fiscal 2024. The improvement was primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses, including share-based compensation, partially offset by restructuring expenses recognized in the current fiscal year.
Non-GAAP operating income was $2.2 billion, or 25.9% of revenues, in fiscal 2025, compared to $1.7 billion, or 24.0% of revenues in fiscal 2024. The increase was primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses.

Reconciliations of our GAAP to non-GAAP operating income (loss) and operating margin were as follows (in millions, except percentages). See “Non-GAAP Financial Measures” below for further information.

	Year Ended January 31,
	2025	2024	2023
Operating income (loss)	$415	$183	$(222)
Share-based compensation expense (1)	1,511	1,416	1,290
Employer payroll tax-related items on employee stock transactions	76	66	50
Amortization of acquisition-related intangible assets	79	75	86
Acquisition-related costs	21	1	3
Restructuring costs	84	0	40
Non-GAAP operating income	$2,186	$1,741	$1,247

Operating margin	4.9%	2.5%	(3.6)%
Share-based compensation expense (1)	17.9%	19.5%	20.8%
Employer payroll tax-related items on employee stock transactions	0.9%	0.9%	0.8%
Amortization of acquisition-related intangible assets	0.9%	1.1%	1.5%
Acquisition-related costs	0.2%	0.0%	0.0%
Restructuring costs	1.1%	0.0%	0.6%
Non-GAAP operating margin	25.9%	24.0%	20.1%
(1)The Share-based compensation expense lines in the GAAP to non-GAAP reconciliation tables above exclude share-based compensation expense of $8 million in fiscal 2025 related to restructuring initiatives. This expense is included in the Restructuring costs lines.
Other Income (Expense), Net
Other income (expense), net was as follows (in millions):

	Year Ended January 31,
	2025	2024	2023
Total other income (expense), net	$223	$173	$(38)
Other income, net increased by $50 million for fiscal 2025, primarily due to increases in interest income earned from higher investment balances and increased average interest rates.
Provision For (Benefit From) Income Taxes
The provision for (benefit from) income taxes was as follows (in millions):

	Year Ended January 31,
	2025	2024	2023
Provision for (benefit from) income taxes	$112	$(1,025)	$107
The income tax provision for fiscal 2025 was primarily attributable to an increase in our U.S. pretax income and income tax expenses in profitable foreign jurisdictions.
The income tax benefit for fiscal 2024 was primarily attributable to the $1.1 billion release of our valuation allowance related to all U.S. federal and state deferred tax assets, excluding certain state tax credits.
The Organization for Economic Cooperation and Development (“OECD”) released Pillar Two model rules defining a 15% global minimum tax for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation, with widespread adoption of the Pillar Two Framework expected in the near future. Pillar Two rules are at varying stages of adoption across the jurisdictions where we operate. The specific rules and timeline to implement these rules vary by jurisdiction. The adoption of Pillar Two rules may affect our effective tax rate and current tax obligations and liabilities. While we do not currently anticipate Pillar Two rules to have a material impact on our consolidated financial results, we are monitoring developments from the OECD, governmental bodies, such as the EU, and intergovernmental economic organizations, to evaluate the impact of changing global tax laws.

For further information, see Note 17, Income Taxes, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Liquidity and Capital Resources
As of January 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $8.0 billion, which were primarily held for working capital and general corporate purposes. Our cash equivalents and marketable securities are primarily composed of, in order from largest to smallest, corporate bonds, U.S. treasury securities, money market funds, U.S. agency obligations, commercial paper, and asset-backed securities. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
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
Our cash flows were as follows (in millions):

	Year Ended January 31,
	2025	2024	2023
Net cash provided by (used in):
Operating activities	$2,461	$2,149	$1,657
Investing activities	(1,781)	(1,751)	(2,506)
Financing activities	(1,150)	(268)	1,204
Effect of exchange rate changes	0	(1)	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(470)	$129	$354
Operating Activities
Cash provided by operating activities was $2.5 billion and $2.1 billion for fiscal 2025 and 2024, respectively. In fiscal 2025, the improvement in cash flow provided by operating activities was primarily the result of higher cash collections of $868 million due to increased sales and additional interest income received of $112 million from marketable debt securities, offset by increased employee-related payments of $465 million primarily due to higher average headcount and increased supplier payments of $171 million to support our continued growth.
Investing Activities
Cash used in investing activities for fiscal 2025 was $1.8 billion, which primarily resulted from a net cash outflow of $667 million related to marketable debt securities activities, cash consideration, net of cash acquired, of $522 million and $303 million for the acquisitions of HiredScore and Evisort, respectively, and capital expenditures of $269 million for data center and office space projects.
Cash used in investing activities for fiscal 2024 was $1.8 billion, which primarily resulted from a net cash outflow of $1.6 billion from the timing of purchases and maturities of marketable securities and capital expenditures of $232 million for data center and office space projects, offset by proceeds of $144 million from sales of marketable securities.
We expect capital expenditures will be approximately $250 million in fiscal 2026. This primarily includes investments in our office facilities to support our continued growth.

Financing Activities
Cash used in financing activities for fiscal 2025 was $1.2 billion, which was due to repurchases of common stock of $700 million under our share repurchase programs and taxes paid of $636 million related to net share settlement of equity awards, offset by proceeds of $186 million from the issuance of common stock from employee equity plans.
Cash used in financing activities for fiscal 2024 was $268 million, which was due to repurchases of common stock of $423 million under our share repurchase programs, offset by proceeds of $155 million from the issuance of common stock from employee equity plans.
Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by operating activities minus capital expenditures. See “Non-GAAP Financial Measures” below for further information.
Free cash flows were $2.2 billion for fiscal 2025, compared to $1.9 billion for the prior year period. The improvement was primarily the result of higher cash collections of $868 million due to increased sales and additional interest income received of $112 million from marketable debt securities, offset by increased employee-related payments of $465 million primarily due to higher average headcount, increased supplier payments of $171 million to support our continued growth, and increased capital expenditures of $37 million.
Reconciliation of our GAAP net cash provided by operating activities to non-GAAP free cash flows is as follows (in millions):

	Year Ended January 31,
	2025	2024	2023
Net cash provided by operating activities	$2,461	$2,149	$1,657
Less: Capital expenditures	(269)	(232)	(364)
Free cash flows	$2,192	$1,917	$1,293
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
Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Senior Notes, agreements for third-party hosted infrastructure platforms for business operations, leases for office space and co-location facilities for data center capacity, and other purchase obligations entered into in the ordinary course of business. The table below includes our material contractual obligations, excluding imputed interest, as of January 31, 2025 (in millions). For further information, see the associated Notes to Consolidated Financial Statements included in Part II, Item 8 of this report referenced in the table below.

		Payments Due by Period
	Total	Short-term	Long-term	Reference
Senior Notes (1)	$3,568	$110	$3,458	Note 11
Third-party hosted infrastructure platform obligations	1,593	306	1,287	Note 13
Operating leases	433	115	318	Note 12
Other purchase obligations	550	161	389	Note 13
Total	$6,144	$692	$5,452
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
Change in Non-GAAP Financial Measures
Effective beginning fiscal 2025, we exclude certain acquisition-related costs and restructuring costs from our non-GAAP results as they may vary from period-to-period independent of the operating performance of our business. Prior period amounts have been recast to conform to this presentation.
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
•Share-based compensation expense. Share-based compensation primarily consists of non-cash expenses for employee RSUs and our employee stock purchase plan (“ESPP”). Although share-based compensation is an important aspect of the compensation of our employees and executives, this expense is determined using a number of factors, including our stock price, volatility, and forfeiture rates, that are beyond our control and generally unrelated to operational decisions and performance in any particular period. Further, share-based compensation expense is not reflective of the value ultimately received by the grant recipients.
•Employer payroll tax-related items on employee stock transactions. We exclude the employer payroll tax-related items on employee stock transactions in order to show the full effect that excluding share-based compensation expense has on our operating results. Similar to share-based compensation expense, this tax expense is dependent on our stock price and other factors that are beyond our control and do not correlate to the operation of our business.
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
•Restructuring costs. Restructuring costs are associated with a formal restructuring plan and are primarily related to employee severance, the closure of facilities, and cancellation of certain contracts. We exclude these expenses because they are not reflective of ongoing business and operating results.
Free Cash Flows
We define free cash flows as net cash provided by operating activities minus capital expenditures. We use free cash flows as a measure of financial progress in our business, as it balances operating results, cash management, and capital efficiency. We believe information regarding free cash flows provides investors and others with an enhanced view of cash flow generation from the ongoing operations of our business.

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
See “Results of Operations—Operating Income (Loss) and Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating income (loss) and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin, for fiscal 2025, 2024, and 2023.
See “Liquidity and Capital Resources—Free Cash Flows” for a reconciliation from the most comparable GAAP financial measure, net cash provided by operating activities, to the non-GAAP financial measure, free cash flows, for fiscal 2025, 2024, and 2023.
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
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new revenue contracts are capitalized and then amortized on a straight-line basis over a period of benefit that we have determined to be five years. We determined the period of benefit by exercising judgment, taking into consideration our customer contracts, our technology, and other factors.
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
Income Taxes
We record a provision for, or benefit from, income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the net amount that is more likely than not to be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for (benefit from) income taxes in the period in which such determination is made.
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

Business Combinations, Goodwill, and Acquisition-Related Intangible Assets
We allocate the purchase consideration of acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess recorded to goodwill. The purchase price allocation process requires us to make significant estimates and assumptions related to the fair value of identifiable intangible assets. Critical estimates used in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer contracts, expected life cycle and innovation timelines for acquired technologies, forecasted customer attrition rates and revenue growth, the fair value of pre-existing relationships, royalty rates for comparable market technologies, and discount rates. The amounts and estimated useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.
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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of January 31, 2025, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $8.0 billion and $7.8 billion as of January 31, 2025, and 2024, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and asset-backed securities. The cash, cash equivalents, and marketable securities are held primarily for working capital and general corporate purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $89 million market value reduction or increase in our investment portfolio as of January 31, 2025. A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $57 million market value reduction or increase in our investment portfolio as of January 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORKDAY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workday, Inc. (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 11, 2025 expressed an unqualified opinion thereon.
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

Auditing the Company’s determination of distinct performance obligations related to subscription services contracts was challenging. For example, there were nonstandard terms and conditions in certain subscription services contracts that required judgment to determine whether the distinct performance obligations were identified and accounted for appropriately.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to identify distinct performance obligations in subscription services contracts.

Among other audit procedures, we selected a sample of subscription services contracts and evaluated whether management appropriately identified and considered the terms and conditions and the appropriate revenue recognition. As part of our procedures, we evaluated the assessment of distinct performance obligations in these contracts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

San Francisco, California
March 11, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workday, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and our report dated March 11, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Francisco, California
March 11, 2025

WORKDAY, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares which are reflected in thousands and per share data)

	As of January 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,543	$2,012
Marketable securities	6,474	5,801
Trade and other receivables, net of allowance for credit losses of $10 and $11, respectively	1,950	1,639
Deferred costs	267	232
Prepaid expenses and other current assets	311	255
Total current assets	10,545	9,939
Property and equipment, net	1,239	1,234
Operating lease right-of-use assets	336	289
Deferred costs, noncurrent	561	509
Acquisition-related intangible assets, net	361	233
Deferred tax assets	1,039	1,065
Goodwill	3,478	2,846
Other assets	418	337
Total assets	$17,977	$16,452
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$108	$78
Accrued expenses and other current liabilities	296	287
Accrued compensation	578	544
Unearned revenue	4,467	4,057
Operating lease liabilities	99	89
Total current liabilities	5,548	5,055
Debt, noncurrent	2,984	2,980
Unearned revenue, noncurrent	80	70
Operating lease liabilities, noncurrent	279	227
Other liabilities	52	38
Total liabilities	8,943	8,370
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 750,000 shares authorized; 220,938 and 213,676 shares issued, respectively; 215,022 and 210,674 shares outstanding, respectively	0	0
Class B common stock, $0.001 par value; 240,000 shares authorized; 51,330 and 53,188 shares issued and outstanding, respectively	0	0
Additional paid-in capital	11,463	10,400
Treasury stock, at cost; 5,916 and 3,002 shares held, respectively	(1,308)	(608)
Accumulated other comprehensive income	84	21
Accumulated deficit	(1,205)	(1,731)
Total stockholders’ equity	9,034	8,082
Total liabilities and stockholders’ equity	$17,977	$16,452
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except number of shares which are reflected in thousands and per share data)

	Year Ended January 31,
	2025	2024	2023
Revenues:
Subscription services	$7,718	$6,603	$5,567
Professional services	728	656	649
Total revenues	8,446	7,259	6,216
Costs and expenses (1):
Costs of subscription services	1,266	1,031	1,007
Costs of professional services	803	740	703
Product development	2,626	2,464	2,247
Sales and marketing	2,432	2,139	1,842
General and administrative	820	702	599
Restructuring	84	0	40
Total costs and expenses	8,031	7,076	6,438
Operating income (loss)	415	183	(222)
Other income (expense), net	223	173	(38)
Income (loss) before provision for (benefit from) income taxes	638	356	(260)
Provision for (benefit from) income taxes	112	(1,025)	107
Net income (loss)	$526	$1,381	$(367)
Net income (loss) per share, basic	$1.98	$5.28	$(1.44)
Net income (loss) per share, diluted	$1.95	$5.21	$(1.44)
Weighted-average shares used to compute net income (loss) per share, basic	265,257	261,344	254,819
Weighted-average shares used to compute net income (loss) per share, diluted	269,205	265,285	254,819
(1)Costs and expenses include share-based compensation expense as follows:

	Year Ended January 31,
	2025	2024	2023
Costs of subscription services	$145	$120	$105
Costs of professional services	114	116	111
Product development	670	653	616
Sales and marketing	310	282	248
General and administrative	272	245	210
Restructuring	8	0	5
Total share-based compensation expense	$1,519	$1,416	$1,295
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended January 31,
	2025	2024	2023
Net income (loss)	$526	$1,381	$(367)
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(7)	(1)	(2)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision of $2, $5, $0, respectively	4	18	(11)
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision of $3, $2, and $0, respectively	66	(49)	58
Other comprehensive income (loss), net of tax	63	(32)	45
Comprehensive income (loss)	$589	$1,349	$(322)
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)

	Year Ended January 31,
	2025	2024	2023
Common stock:
Balance, beginning of period	$0	$0	$0
Issuance of common stock under employee equity plans	0	0	0
Shares withheld related to net share settlement of equity awards	0	0	0
Balance, end of period	0	0	0
Additional paid-in capital:
Balance, beginning of period	$10,400	$8,829	$7,284
Issuance of common stock under employee equity plans	186	177	152
Shares withheld related to net share settlement of equity awards	(649)	(22)	0
Share-based compensation	1,526	1,416	1,295
Exercise of convertible senior notes hedges	0	0	98
Balance, end of period	11,463	10,400	8,829
Treasury stock:
Balance, beginning of period	(608)	(185)	(12)
Exercise of convertible senior notes hedges	0	0	(98)
Common stock repurchases under share repurchase programs	(700)	(423)	(75)
Balance, end of period	(1,308)	(608)	(185)
Accumulated other comprehensive income:
Balance, beginning of period	21	53	8
Other comprehensive income (loss)	63	(32)	45
Balance, end of period	84	21	53
Accumulated deficit:
Balance, beginning of period	(1,731)	(3,112)	(2,745)
Net income (loss)	526	1,381	(367)
Balance, end of period	(1,205)	(1,731)	(3,112)
Total stockholders’ equity	$9,034	$8,082	$5,585

	Year Ended January 31,
	2025	2024	2023
Common stock shares:
Balance, beginning of period	263,862	257,991	251,209
Issuance of common stock under employee equity plans	7,959	7,739	7,158
Purchase of treasury stock from the exercise of convertible senior notes hedges	0	0	(635)
Settlement of convertible senior notes	0	0	635
Issuance of common stock in business combination	24	76	76
Shares withheld related to net share settlement of equity awards	(2,579)	(95)	(2)
Common stock repurchased	(2,914)	(1,849)	(450)
Balance, end of period	266,352	263,862	257,991
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended January 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$526	$1,381	$(367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	326	282	364
Share-based compensation expense	1,519	1,416	1,295
Amortization of deferred costs	251	213	175
Non-cash lease expense	103	96	92
Losses on investments, net	16	19	31
Accretion of discounts on marketable debt securities, net	(113)	(149)	(42)
Deferred income taxes	33	(1,058)	4
Other	18	(17)	57
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(313)	(87)	(319)
Deferred costs	(337)	(342)	(293)
Prepaid expenses and other assets	50	69	(14)
Accounts payable	25	(72)	86
Accrued expenses and other liabilities	(41)	(95)	136
Unearned revenue	398	493	452
Net cash provided by operating activities	2,461	2,149	1,657
Cash flows from investing activities:
Purchases of marketable securities	(4,786)	(6,150)	(7,183)
Maturities of marketable securities	3,846	4,519	4,949
Sales of marketable securities	273	144	104
Capital expenditures	(269)	(232)	(364)
Business combinations, net of cash acquired	(825)	(8)	0
Purchase of other intangible assets	(3)	(10)	(1)
Purchases of non-marketable equity and other investments	(22)	(16)	(23)
Sales and maturities of non-marketable equity and other investments	5	2	12
Net cash used in investing activities	(1,781)	(1,751)	(2,506)
Cash flows from financing activities:
Proceeds from issuance of debt, net of debt discount	0	0	2,978
Repayments and extinguishment of debt	0	0	(1,844)
Payments for debt issuance costs	0	0	(7)
Repurchases of common stock	(700)	(423)	(75)
Proceeds from issuance of common stock from employee equity plans	186	177	152
Taxes paid related to net share settlement of equity awards	(636)	(22)	0
Net cash provided by (used in) financing activities	(1,150)	(268)	1,204
Effect of exchange rate changes	0	(1)	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(470)	129	354
Cash, cash equivalents, and restricted cash at the beginning of period	2,024	1,895	1,541
Cash, cash equivalents, and restricted cash at the end of period	$1,554	$2,024	$1,895
See Notes to Consolidated Financial Statements

	Year Ended January 31,
	2025	2024	2023
Supplemental cash flow data:
Cash paid for interest	$110	$110	$60
Cash paid for income taxes, net of refunds	65	39	89
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	27	52	51
Accrued taxes related to net share settlement of equity awards	13	0	0

	As of January 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$1,543	$2,012	$1,886
Restricted cash included in Prepaid expenses and other current assets	11	12	9
Total cash, cash equivalents, and restricted cash	$1,554	$2,024	$1,895
See Notes to Consolidated Financial Statements

Workday, Inc.
Notes to Consolidated Financial Statements
As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Note 1. Overview and Basis of Presentation
Description of the Business
Workday is a leading enterprise platform that provides organizations with solutions for financial management, human capital management (“HCM”), planning, spend management, and analytics. With Workday, our customers have an artificial intelligence (“AI”)-powered cloud platform that helps them manage their most important assets – their people and money.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2025, for example, refer to the fiscal year ended January 31, 2025.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
Segment Information
We operate as a single operating and reportable segment: cloud applications. Although we offer a variety of enterprise cloud solutions to a diverse global customer base, we operate in one operating segment because our business activities are managed on a consolidated basis, our service offerings all operate on the Workday platform and are deployed in a similar manner, and our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Our CODM assesses performance and decides how to allocate resources based on Net income, as reported on the Consolidated Statements of Operations. Net income is used to evaluate the overall profitability of the business and to guide decisions on how to invest in and grow the business. Our CODM also reviews Total assets, as reported on the Consolidated Balance Sheets, and Capital expenditures, as reported on the Consolidated Statements of Cash Flows. Significant segment expenses include the costs and expenses presented on the Consolidated Statements of Operations. Other segment items include Other income (expense), net and Provision for (benefit from) income taxes.

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
Subscription Services Revenues
Subscription services revenues primarily consist of fees that provide customers access to one or more of our cloud applications for financial management, spend management, human capital management, planning, and analytics, with routine customer support. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. To date, we have not allocated any significant variable consideration to the transaction price. Our subscription contracts are generally three years or longer in length and are generally noncancelable.
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
Contract Balances
We generally invoice our customers annually in advance for our subscription services and in arrears for our professional services. Payment terms and conditions vary by contract type and by customer, and payment is generally required within 30 days from date of invoicing. The timing of revenue recognition may differ from the timing of invoicing customers, and these timing differences result in trade receivables, contract assets, or contract liabilities (unearned revenue) on the Consolidated Balance Sheets.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. Our cash equivalents generally consist of investments in corporate bonds, commercial paper, and money market funds.
Debt Securities
Debt securities generally consist of investments in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, and asset-backed securities. We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all debt securities as funds available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets on the Consolidated Balance Sheets. Debt securities included in Marketable securities on the Consolidated Balance Sheets consist of securities with original maturities at the time of purchase greater than three months, and the remaining securities are included in Cash and cash equivalents. Realized gains or losses from the sales of debt securities are based on the specific identification method.
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
Derivative Financial Instruments and Hedging Activities
We use derivative financial instruments to manage foreign currency exchange risk. Derivative instruments are measured at fair value and recorded as either an asset or liability on the Consolidated Balance Sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments designated as cash flow hedges (“cash flow hedges”), which we use to hedge a portion of our forecasted foreign currency revenue and expense transactions, the gains or losses are recorded in AOCI on the Consolidated Balance Sheets and subsequently reclassified to the same line item as the hedged transaction on the Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. The effectiveness of the cash flow hedges is assessed quantitatively using regression at inception of the hedge and on an ongoing basis. For derivative instruments not designated as hedging instruments (“non-designated hedges”), which we use to hedge a portion of our net outstanding monetary assets and liabilities, the gains or losses are recorded in Other income (expense), net on the Consolidated Statements of Operations in the period incurred. Cash flows from the settlement of forward contracts designated as cash flow hedges and non-designated hedges are classified as operating activities on the Consolidated Statements of Cash Flows.
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
In the event that we acquire a company in which we previously held an equity interest, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the equity investment is recorded as a non-cash gain or loss within Other income (expense), net on the Consolidated Statements of Operations.
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
We have elected to combine lease and non-lease components for each of our existing underlying asset classes and to exclude leases with a term of 12 months or less from our Consolidated Balance Sheets. We recognize variable lease costs, including common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor, in the Consolidated Statements of Operations in the period incurred. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that we will exercise such options.
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
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $204 million, $194 million, and $172 million for fiscal 2025, 2024, and 2023, respectively.

Share-Based Compensation
We measure and recognize compensation expense for share-based awards issued to employees and non-employees, primarily including restricted stock units (“RSUs”) and purchases under our employee stock purchase plan (“ESPP”), on the Consolidated Statements of Operations.
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
Restructuring
Restructuring costs are associated with a formal restructuring plan and are primarily related to employee severance, the closure of facilities, and cancellation of certain contracts. For involuntary employee termination benefits not provided under an ongoing benefit arrangement, costs are recognized when the plan is communicated to the employees. For ongoing employee benefit arrangements, inclusive of statutory requirements, costs are recognized when it becomes probable that an obligation has been incurred and the amount can be reasonably estimated. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates, and losses on owned real estate are recognized when all of the held for sale criteria are met. The liabilities for restructuring charges are generally included in Accrued expenses and other liabilities or Accrued compensation on the Consolidated Balance Sheets.
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
No customer individually accounted for more than 10% of trade and other receivables, net as of January 31, 2025, or 2024. No customer individually accounted for more than 10% of total revenues during fiscal 2025, 2024, or 2023.
Other than the United States, no country individually accounted for more than 10% of total revenues during fiscal 2025, 2024, or 2023.
In order to reduce the risk of disruption of our cloud applications, we have established data centers in various geographic regions. We serve our customers and users from data center facilities operated by third parties, located in the United States and Europe. We have internal procedures to restore services in the event of disruption at one of our data center facilities. Even with these procedures for disaster recovery in place, our cloud applications could be significantly interrupted during the implementation of the procedures to restore services.
In addition, we rely upon third-party hosted infrastructure partners, including Amazon Web Services (“AWS”) and Google Cloud, to serve customers globally and operate certain aspects of our services. Given this, any disruption of or interference at our hosted infrastructure partners may impact our operations and our business could be adversely impacted.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced segment disclosures primarily focusing on significant segment expenses. This ASU also requires public entities with a single reportable segment to provide all the disclosures required by the updated standard and all existing segment disclosures in Topic 280 on an interim and annual basis. These amendments do not change how a public entity identifies its operating and reportable segments. We adopted this ASU effective February 1, 2024. For further information, see Note 1, Overview and Basis of Presentation.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The updated standard allows for adoption on a prospective basis, with a retrospective option. We do not intend to early adopt, and are currently evaluating the impacts of the updated standard.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disclosure of additional information about specific expense categories in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The updated standard allows for adoption on a prospective or retrospective basis. We are currently evaluating the impacts of the updated standard.

Note 3. Investments
Debt Securities
As of January 31, 2025, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,069	$4	$(1)	$2,072
U.S. agency obligations	634	2	0	636
Corporate bonds	3,532	11	(3)	3,540
Commercial paper	294	0	0	294
Asset-backed securities	104	0	0	104
Other debt securities	5	0	0	5
Total debt securities	$6,638	$17	$(4)	$6,651
Included in Cash and cash equivalents	$177	$0	$0	$177
Included in Marketable securities	$6,461	$17	$(4)	$6,474
As of January 31, 2024, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,072	$4	$(2)	$2,074
U.S. agency obligations	753	2	(1)	754
Corporate bonds	2,496	9	(5)	2,500
Commercial paper	1,232	0	0	1,232
Total debt securities	$6,553	$15	$(8)	$6,560
Included in Cash and cash equivalents	$759	$0	$0	$759
Included in Marketable securities	$5,794	$15	$(8)	$5,801
The fair values of debt securities, by remaining contractual maturity, were as follows (in millions):

January 31, 2025
Due within 1 year	$2,676
Due 1 year through 5 years	3,811
Due 5 years through 10 years	139
Due after 10 years	25
Total debt securities	$6,651
Actual maturities may differ from contractual maturities because borrowers may have certain prepayment conditions.
Interest receivable of $53 million and $35 million is included in Prepaid expenses and other current assets on the Consolidated Balance Sheets as of January 31, 2025, and 2024, respectively.
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

	As of January 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$555	$(1)	$0	$0	$555	$(1)
Corporate bonds	966	(3)	74	0	1,040	(3)
Total	$1,521	$(4)	$74	$0	$1,595	$(4)

	As of January 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$921	$(2)	$78	$(1)	$999	$(3)
U.S. agency obligations	234	0	100	(1)	334	(1)
Corporate bonds	921	(3)	171	(1)	1,092	(4)
Total	$2,076	$(5)	$349	$(3)	$2,425	$(8)
We sold $273 million, $59 million, and $98 million of debt securities during fiscal 2025, 2024, or 2023, respectively. The realized gains and losses from the sales were immaterial.
Equity Investments
Equity investments consisted of the following (in millions):

		As of January 31,
	Consolidated Balance Sheets Location	2025	2024
Money market funds	Cash and cash equivalents	$988	$1,017
Non-marketable equity investments measured using the measurement alternative	Other assets	244	248
Total equity investments		$1,232	$1,265
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in millions):

	As of January 31,
	2025	2024	2023
Net realized gains (losses) recognized on equity investments sold (1)	$(6)	$6	$(1)
Net unrealized losses recognized on equity investments held as of the end of the period	(12)	(30)	(26)
Total net losses recognized in Other income (expense), net	$(18)	$(24)	$(27)
(1)Reflects the difference between the sale proceeds and the carrying value of the equity investments at the beginning of the fiscal year.
Non-Marketable Equity Investments Measured Using the Measurement Alternative
The carrying values for our non-marketable equity investments are summarized below (in millions):

	As of January 31,
	2025	2024
Total initial cost	$217	$213
Cumulative net unrealized gains (losses)	27	35
Carrying value	$244	$248
In fiscal 2025, we recorded losses related to impairments and exits of $18 million, upward adjustments of $5 million, and downward adjustments of $5 million on our non-marketable equity investments. In fiscal 2024, we recorded impairment losses of $30 million. In fiscal 2023, we recorded upward adjustments of $8 million and impairment losses of $16 million.

Marketable Equity Investments
We held no marketable equity investments in fiscal 2025. During fiscal 2024, we sold marketable equity investments for proceeds of $87 million, with corresponding realized gains of $6 million.
During fiscal 2023, we sold marketable equity investments for proceeds of $6 million, and the realized gains from the sales were not material. Additionally, we recorded unrealized net losses of $18 million on marketable equity investments held as of January 31, 2023.
Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2025 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,072	$0	$0	$2,072
U.S. agency obligations	0	636	0	636
Corporate bonds	0	3,540	0	3,540
Commercial paper	0	294	0	294
Asset-backed securities	0	104	0	104
Other debt securities	0	5	0	5
Money market funds	988	0	0	988
Foreign currency derivative assets	0	112	0	112
Total assets	$3,060	$4,691	$0	$7,751
Foreign currency derivative liabilities	$0	$26	$0	$26
Total liabilities	$0	$26	$0	$26
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
Fair Value Measurements of Other Financial Instruments
We carry our debt at face value less unamortized debt discount and issuance costs on the Consolidated Balance Sheets and present the fair value for disclosure purposes only. The fair values of all of our debt obligations are categorized as Level 2 financial instruments. For further information on the fair values of our debt and the inputs used in the calculations, see Note 11, Debt.

Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $828 million and $741 million as of January 31, 2025, and 2024, respectively. Amortization expense for the deferred costs was $251 million, $213 million, and $175 million for fiscal 2025, 2024, and 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	As of January 31,
	2025	2024
Computers, equipment, and software	$1,370	$1,387
Buildings	752	726
Leasehold improvements	252	213
Furniture, fixtures, and transportation equipment	108	99
Land and land improvements	81	81
Property and equipment, gross	2,563	2,506
Less accumulated depreciation and amortization	(1,324)	(1,272)
Property and equipment, net	$1,239	$1,234
Depreciation expense totaled $243 million, $203 million, and $275 million for fiscal 2025, 2024, and 2023, respectively.
Note 7. Business Combinations
Evisort Acquisition
On October 8, 2024, we acquired all outstanding stock of Evisort Inc. (“Evisort”), a provider of an AI-native document intelligence platform. With Evisort, we intend to add AI-powered document intelligence solutions across our suite of finance and HCM applications. We have included the financial results of Evisort in our consolidated financial statements from the date of acquisition.
The total acquisition-date fair value of the purchase consideration was $311 million, which was paid in cash. We recorded developed technology intangible assets of $44 million (to be amortized over an estimated useful life of 6 years), customer relationships intangible assets of $28 million (to be amortized over an estimated useful life of 14 years), and goodwill of $223 million. The goodwill recognized was primarily attributable to the expected synergies from integrating Evisort’s technology into our product portfolio. The goodwill is not deductible for income tax purposes. The fair values of assets acquired and liabilities assumed may be subject to change over the measurement period as additional information is received and certain tax matters are finalized. The measurement period will end no later than one year from the acquisition date.
Separate operating results and pro forma results of operations for Evisort have not been presented as the effect of this acquisition was not material to our financial results.
HiredScore Acquisition
On March 29, 2024, we acquired all outstanding stock of HiredScore, Inc. (“HiredScore”), a provider of AI-powered talent orchestration solutions. With HiredScore, Workday provides customers with a comprehensive, transparent, and intelligent talent acquisition and internal mobility offering, helping them better address their ever-evolving people needs. We have included the financial results of HiredScore in our consolidated financial statements from the date of acquisition.

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

Cash	$11
Acquisition-related intangible assets	135
Goodwill	409
Other assets	13
Other liabilities	(38)
Total	$530
The fair values and weighted-average useful lives of the acquired intangible assets by category were as follows (in millions, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$111	8
Customer relationships	23	14
Trade name	1	1
Total acquisition-related intangible assets	$135	9
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
Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following as of January 31, 2025 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$473	$(303)	$170
Customer relationships	362	(171)	191
Backlog	15	(15)	0
Trade name	14	(14)	0
Total	$864	$(503)	$361
Acquisition-related intangible assets, net consisted of the following as of January 31, 2024 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$318	$(256)	$62
Customer relationships	311	(140)	171
Backlog	15	(15)	0
Trade name	13	(13)	0
Total	$657	$(424)	$233
Amortization expense related to acquisition-related intangible assets was $79 million, $74 million, and $86 million for fiscal 2025, 2024, and 2023, respectively.

As of January 31, 2025, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in millions):

Fiscal Period:
2026	$82
2027	57
2028	53
2029	43
2030	35
Thereafter	91
Total	$361
Note 9. Other Assets
Other assets consisted of the following (in millions):

	As of January 31,
	2025	2024
Non-marketable equity and other investments	$247	$248
Derivative assets	52	14
Contract assets	44	21
Technology patents and other intangible assets, net	25	26
Prepayments for goods and services	16	14
Deposits	10	8
Other	24	6
Total other assets	$418	$337
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of January 31, 2025, the future estimated amortization expense was as follows (in millions):

Fiscal Period:
2026	$4
2027	3
2028	3
2029	3
2030	2
Thereafter	10
Total	$25
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
As of January 31, 2025, we estimate that $23 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.

As of January 31, 2025, and 2024, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $2.8 billion and $2.5 billion, respectively. The notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $420 million and $399 million as of January 31, 2025, and 2024, respectively. All contracts had maturities of less than 60 months.
Non-Designated Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are intended to offset foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the Consolidated Balance Sheets at fair value.
As of January 31, 2025, and 2024, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $242 million and $237 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $91 million and $11 million, respectively.
The fair values of outstanding derivative instruments were as follows (in millions):

	Consolidated Balance Sheets Location	As of January 31,
		2025	2024
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$59	$30
Cash flow hedges	Other assets	52	14
Non-designated hedges	Prepaid expenses and other current assets	1	2
Total derivative assets		$112	$46
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$22	$14
Cash flow hedges	Other liabilities	3	12
Non-designated hedges	Accrued expenses and other current liabilities	1	1
Total derivative liabilities		$26	$27
The effect of cash flow hedges on the Consolidated Statements of Operations was as follows (in millions):

Consolidated Statements of Operations Location	Year Ended January 31,
	2025		2024		2023
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$8,446	$30	$7,259	$62	$6,216	$17
Costs and expenses	8,031	(3)	7,076	1	6,438	(29)
Provision for (benefit from) income taxes	112	0	(1,025)	0	107	(6)
Pre-tax gains (losses) associated with cash flow hedges were as follows (in millions):

	Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Year Ended January 31,
		2025	2024	2023
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$96	$16	$40
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	30	62	17
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	(3)	1	(29)
Gains (losses) reclassified from AOCI into income (effective portion)	Provision for (benefit from) income taxes	0	0	(6)

Gains (losses) associated with non-designated hedges were as follows (in millions):

	Consolidated Statements of Operations Location	Year Ended January 31,
		2025	2024	2023
Gains (losses) related to non-designated hedges	Other income (expense), net	$4	$5	$10
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
As of January 31, 2025, information related to these offsetting arrangements was as follows (in millions):

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Assets Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Assets Exposed
				Financial Instruments	Cash Collateral Received
Derivative assets:
Counterparty A	$23	$0	$23	$(2)	$0	$21
Counterparty B	17	0	17	(9)	0	8
Counterparty C	4	0	4	(4)	0	0
Counterparty D	48	0	48	(9)	0	39
Counterparty E	5	0	5	0	0	5
Counterparty F	9	0	9	(1)	0	8
Counterparty G	6	0	6	(1)	0	5
Total	$112	$0	$112	$(26)	$0	$86

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Net Amounts of Liabilities Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets		Net Liabilities Exposed
				Financial Instruments	Cash Collateral Pledged
Derivative liabilities:
Counterparty A	$2	$0	$2	$(2)	$0	$0
Counterparty B	9	0	9	(9)	0	0
Counterparty C	4	0	4	(4)	0	0
Counterparty D	9	0	9	(9)	0	0
Counterparty F	1	0	1	(1)	0	0
Counterparty G	1	0	1	(1)	0	0
Total	$26	$0	$26	$(26)	$0	$0
Note 11. Debt
Outstanding debt consisted of the following (in millions):

	As of January 31,
	2025	2024
2027 Notes	$1,000	$1,000
2029 Notes	750	750
2032 Notes	1,250	1,250
Total principal amount	3,000	3,000
Less: unamortized debt discount and issuance costs	(16)	(20)
Debt, noncurrent	$2,984	$2,980

As of January 31, 2025, the future principal payments for the outstanding debt were as follows (in millions):

Fiscal Period:
2026	$0
2027	0
2028	1,000
2029	0
2030	750
Thereafter	1,250
Total principal amount	$3,000
Senior Notes
In fiscal 2023, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027 (“2027 Notes”), $750 million aggregate principal amount of 3.700% notes due April 1, 2029 (“2029 Notes”), and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032 (“2032 Notes,” and together with the 2027 Notes and the 2029 Notes, “Senior Notes”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year, which commenced in October 2022.
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of January 31, 2025, we were in compliance with all covenants associated with the Senior Notes.
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
As of both January 31, 2025, and 2024, the total estimated fair value of the Senior Notes was $2.8 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
Credit Agreement
In fiscal 2023, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. The 2022 Credit Agreement replaced the credit agreement entered into in fiscal 2021 (“2020 Credit Agreement”), which provided for a term loan facility in an aggregate original principal amount of $750 million and a revolving credit facility in an aggregate principal amount of $750 million. Concurrently with entering into the 2022 Credit Agreement, we paid off the remaining principal balance of $694 million on the term loan under the 2020 Credit Agreement and terminated the revolving credit facility under the 2020 Credit Agreement which had no outstanding balance. The modification to our revolving credit facility and extinguishment of the term loan under the 2020 Credit Agreement did not have a material impact to our Consolidated Statements of Operations for fiscal 2023.
As of January 31, 2025, and 2024, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.

The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of January 31, 2025, and 2024, we were in compliance with all covenants included in the 2022 Credit Agreement.
Convertible Senior Notes
2022 Notes
In fiscal 2018, we issued 0.25% convertible senior notes due October 1, 2022, with a principal amount of $1.15 billion. The 2022 Notes were unsecured, unsubordinated obligations, and interest was payable in cash in arrears at a fixed rate of 0.25% on April 1 and October 1 of each year. During fiscal 2023, the 2022 Notes were converted by note holders, and we repaid the $1.15 billion principal balance in cash. We also distributed approximately 0.6 million shares of our Class A common stock to note holders during fiscal 2023, which represented the conversion value in excess of the principal amount.
Notes Hedges
In connection with the issuance of the 2022 Notes, we entered into convertible note hedge transactions (“Purchased Options”) which gave us the option to purchase, subject to anti-dilution adjustments substantially identical to those in the 2022 Notes, approximately 7.8 million shares of our Class A common stock, respectively, for $147.10 per share. During fiscal 2023, we received approximately 0.6 million shares of our Class A common stock from the exercise of the Purchased Options, which offset the economic dilution to our Class A common stock upon conversion of the 2022 Notes. These shares were recorded as Treasury stock on the Consolidated Balance Sheets. The Purchased Options were separate transactions and were not part of the terms of the 2022 Notes, and the unexercised Purchased Options expired on October 1, 2022.
Warrants
In connection with the issuance of the 2022 Notes, we also entered into transactions to sell warrants (“Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 7.8 million shares of our Class A common stock over 60 scheduled trading days beginning in January 2023 at an exercise price of $213.96 per share. During fiscal 2024, the Warrants fully expired without exercise.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in millions):

	Year Ended January 31,
	2025	2024	2023
Contractual interest expense	$110	$110	$95
Interest cost related to amortization and write-off of debt discount and issuance costs	4	4	7
Total interest expense	$114	$114	$102
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $336 million and $289 million as of January 31, 2025, and 2024, respectively, and operating lease liabilities were $378 million and $316 million as of January 31, 2025, and 2024, respectively.
The components of operating lease expense were as follows (in millions):

	Year Ended January 31,
	2025	2024	2023
Operating lease cost	$123	$109	$99
Short-term lease cost	1	3	4
Variable lease cost	53	46	45
Total operating lease cost	$177	$158	$148

Supplemental cash flow information related to our operating leases was as follows (in millions):

	Year Ended January 31,
	2025	2024	2023
Cash paid for operating lease liabilities	$111	$112	$94
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	158	139	96
Other information related to our operating leases was as follows:

	As of January 31,
	2025	2024
Weighted average remaining lease term (in years)	5	5
Weighted average discount rate	4.20%	3.95%
As of January 31, 2025, maturities of operating lease liabilities were as follows (in millions):

Fiscal Period:
2026	$115
2027	92
2028	82
2029	55
2030	30
Thereafter	59
Total lease payments	433
Less imputed interest	(55)
Total operating lease liabilities	$378
As of January 31, 2025, we have additional operating leases for data centers and office space that had not yet commenced with total undiscounted lease payments of $52 million. These operating leases will commence in fiscal 2026, with lease terms ranging from approximately five to ten years.
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

Future payments under purchase obligations with a remaining term in excess of one year as of January 31, 2025, were as follows (in millions):

	Third-Party Hosted Infrastructure Platform Obligations	Other Purchase Obligations
Fiscal Period:
2026	$306	$161
2027	358	129
2028	414	108
2029	515	74
2030	0	43
Thereafter	0	35
Total	$1,593	$550
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of January 31, 2025, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 14. Stockholders’ Equity
Common Stock
As of January 31, 2025, there were 215 million shares of Class A common stock, net of treasury stock, and 51 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class A and Class B shares will convert to a single class of common stock upon the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A common stock and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, and (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock.
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
The table below sets forth information regarding our share repurchase programs (in millions, except number of shares which are reflected in thousands, and per share data):

	Year Ended January 31,
	2025	2024	2023
Total number of shares repurchased	2,914	1,849	450
Average price paid per share	$240.20	$228.67	$165.75
Amount repurchased	$700	$423	$75
All repurchases were made in open market transactions. As of January 31, 2025, we were authorized to repurchase a remaining $802 million of our outstanding shares of Class A common stock under the August 2024 Share Repurchase Program.
Employee Equity Plans
In June 2022, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. Shares that are withheld in connection with the net share settlement of RSUs or forfeited are added to the reserves of the 2022 Plan. As of January 31, 2025, we had 17 million shares of Class A common stock available for future grants.
In June 2022, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“2012 ESPP”). Under the 2012 ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of January 31, 2025, 2 million shares of Class A common stock were available for issuance under the 2012 ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of RSUs to employees and non-employees. RSUs generally vest over four years. RSU activity during fiscal 2025 was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding balance as of January 31, 2024	15,020	$203.94
RSUs granted	7,269	252.18
RSUs vested	(4,296)	205.85
RSUs forfeited and canceled (1)	(3,632)	208.95
Outstanding balance as of January 31, 2025	14,361	226.52
(1)Includes shares withheld in connection with the net share settlement of RSUs.
The weighted-average grant date fair value of RSUs granted during fiscal 2025, 2024, and 2023 was $252.18, $197.22, and $200.98, respectively. The total fair value of RSUs vested as of the vesting dates during fiscal 2025, 2024, and 2023 was $1.1 billion, $1.4 billion, and $977 million, respectively.
In the fourth quarter of fiscal 2023, we modified the vesting date of all unvested RSU awards from the 15th to the 5th of each month. This change impacted awards vesting after December 31, 2022, and resulted in an acceleration of share-based compensation expense in fiscal 2023 of $28 million.
As of January 31, 2025, there was a total of $2.4 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately three years.

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
As of January 31, 2025, there was a total of $9 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately three years.
Stock Options
The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees. Stock options issued under the Stock Plans generally are exercisable for periods not to exceed ten years and generally vest over five years.
As of January 31, 2025, there were 0.1 million options outstanding and exercisable with a weighted-average exercise price of $28.97, and an aggregate intrinsic value of $17 million. All stock options were fully vested, with no remaining unrecognized compensation cost.
The total intrinsic value of stock options exercised during fiscal 2025, 2024, and 2023 was $4 million, $5 million, and $41 million, respectively. The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option.
Employee Stock Purchase Plan
For fiscal 2025, approximately 1 million shares of Class A common shares were purchased under the 2012 ESPP at a weighted-average price of $179.61 per share, resulting in cash proceeds of $186 million.
The fair value of stock purchase rights granted under the 2012 ESPP was estimated using the following assumptions:

	Year Ended January 31,
	2025	2024	2023
Expected volatility	32%	32% - 33%	46% - 49%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.43% - 5.39%	5.33% - 5.44%	1.63% - 4.65%
Dividend yield	0%	0%	0%
Grant date fair value per share	$210.83 - $251.46	$215.31 - $272.92	$156.56 - $169.48
Tax Benefits on Share-Based Compensation
In fiscal 2025, 2024, and 2023, we recognized tax benefits on share-based compensation expense of $277 million, $257 million, and $17 million, respectively, which are reflected in the Provision for (benefit from) income taxes on the Consolidated Statements of Operations.

Note 15. Contract Balances and Performance Obligations
Contract Balances
Contract assets and unearned revenue balances were as follows (in millions):

	Consolidated Balance Sheets Location	As of January 31,
		2025	2024
Contract assets:
Contract assets, current	Trade and other receivables, net	$373	$240
Contract assets, noncurrent	Other assets	44	21
Total contract assets		$417	$261
Unearned revenue (1):
Unearned revenue, current	Unearned revenue	$4,467	$4,057
Unearned revenue, noncurrent	Unearned revenue, noncurrent	80	70
Total unearned revenue		$4,547	$4,127
(1)Included in this balance are amounts related to professional services that are subject to cancellation and pro-rated refund rights of $83 million and $76 million as of January 31, 2025, and 2024, respectively.
Revenues of $4.0 billion, $3.5 billion, and $3.0 billion were recognized during fiscal 2025, 2024, and 2023, respectively, that were included in the unearned revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of January 31, 2025, approximately $25.1 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $7.6 billion and $13.6 billion of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of January 31, 2025, were not material.
Note 16. Other Income (Expense), Net
Other income (expense), net consisted of the following (in millions):

	Year Ended January 31,
	2025	2024	2023
Interest income	$350	$301	$97
Interest expense (1)	(114)	(114)	(102)
Other (2)	(13)	(14)	(33)
Total other income (expense), net	$223	$173	$(38)
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 11, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 17. Income Taxes
The components of income (loss) before provision for (benefit from) income taxes were as follows (in millions):

	Year Ended January 31,
	2025	2024	2023
Domestic	$660	$465	$(59)
Foreign	(22)	(109)	(201)
Income (loss) before provision for (benefit from) income taxes	$638	$356	$(260)

The provision for (benefit from) income taxes consisted of the following (in millions):

	Year Ended January 31,
	2025	2024	2023
Current:
Federal	$12	$2	$0
State	45	19	14
Foreign	23	14	97
Total	80	35	111

Deferred:
Federal	52	(855)	1
State	(20)	(207)	1
Foreign	0	2	(6)
Total	32	(1,060)	(4)
Provision for (benefit from) income taxes	$112	$(1,025)	$107
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following:

	Year Ended January 31,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Foreign income at other than U.S. rates	0.2%	10.9%	(44.7)%
Intercompany transactions	(1.0)%	(4.3)%	3.5%
Research tax credits	(15.4)%	(26.3)%	26.5%
State taxes, net of federal benefit	3.1%	5.1%	(4.7)%
Changes in valuation allowance	0.0%	(315.5)%	(14.9)%
Share-based compensation	8.1%	19.1%	(26.5)%
Permanent difference	1.6%	1.2%	(0.9)%
Other	(0.1)%	1.2%	(0.4)%
Total	17.5%	(287.6)%	(41.1)%
The income tax provision for fiscal 2025 was primarily attributable to an increase in our U.S. pretax income and income tax expenses in profitable foreign jurisdictions.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	As of January 31,
	2025	2024
Deferred tax assets:
Tax attributes carryforward	$1,290	$1,431
Capitalized research and development expense	621	367
Intangibles	429	483
Operating lease liabilities	81	69
Share-based compensation	76	69
Other reserves and accruals	65	47
Other	37	32
Total deferred tax assets	2,599	2,498
Valuation allowance	(1,259)	(1,182)
Deferred tax assets, net of valuation allowance	1,340	1,316
Deferred tax liabilities:
Deferred commissions	(162)	(145)
Operating lease right-of-use assets	(71)	(62)
Property and equipment	(30)	(13)
Other	(45)	(33)
Total deferred tax liabilities	(308)	(253)
Net deferred tax assets	$1,032	$1,063
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative, such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgement and is performed in each of the applicable jurisdictions. The remaining valuation allowance of $1.3 billion and $1.2 billion as of January 31, 2025, and 2024, respectively, was primarily related to tax credits in certain state jurisdictions and net operating loss in certain foreign jurisdictions.
The valuation allowance increased by $77 million during fiscal 2025 primarily due to an increase in deferred tax assets on certain state tax credits and net operating losses in certain foreign jurisdictions.
The valuation allowance decreased by $1.2 billion during fiscal 2024 primarily due to the release of the valuation allowance against all U.S. federal and state deferred tax assets, excluding certain state tax credits.
As of January 31, 2025, we had approximately $378 million of federal, $1.4 billion of state, and $3.9 billion of foreign net operating loss and other tax attributes carryforwards available to offset future taxable income. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2029 and 2043. The federal net operating losses generated in and after fiscal 2018 and the foreign net operating losses and other tax attributes do not expire and may be carried forward indefinitely.
We also had approximately $480 million of federal and $415 million of California research and development tax credit carryforwards as of January 31, 2025. The federal credits expire in varying amounts between fiscal 2036 and 2045. The California research and development tax credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law.
We intend to permanently reinvest any future earnings in our foreign operations unless such earnings are subject to U.S. federal income taxes. As of January 31, 2025, we estimate any such hypothetical foreign withholding tax expense to be immaterial to our financial statements.

A reconciliation of the gross unrecognized tax benefits is as follows (in millions):

	Year Ended January 31,
	2025	2024	2023
Unrecognized tax benefits at the beginning of the period	$253	$196	$174
Additions for tax positions taken in prior years	15	30	1
Additions for tax positions related to the current year	41	27	21
Unrecognized tax benefits at the end of the period	$309	$253	$196
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. We did not accrue any material interest expense or penalties during fiscal 2025, 2024, and 2023.
Of the total amount of unrecognized tax benefits of $309 million, $184 million, if recognized, would impact the effective tax rate as of January 31, 2025.
We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state and foreign tax authorities.
Note 18. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, net of treasury stock. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive shares of common stock, including outstanding share-based awards consisting primarily of unvested RSUs and ESPP obligations, our convertible senior notes, and outstanding warrants related to the issuance of convertible senior notes. We determine the dilutive effect of outstanding share-based awards and warrants using the treasury stock method, and the dilutive effect of shares underlying our convertible senior notes using the if-converted method.
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

The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except number of shares, which are reflected in thousands, and per share data):

	Year Ended January 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$422	$104	$1,094	$287	$(288)	$(79)
Denominator:
Weighted-average shares outstanding, basic	212,805	52,452	207,001	54,343	199,805	55,014
Net income (loss) per share, basic	$1.98	$1.98	$5.28	$5.28	$(1.44)	$(1.44)
Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$422	$104	$1,094	$287	$(288)	$(79)
Reallocation of net income as a result of conversion of Class B to Class A common stock	104	0	287	0	0	0
Reallocation of net income to Class B common stock	0	(2)	0	(4)	0	0
Net income (loss) for diluted calculation	526	102	1,381	283	(288)	(79)
Denominator:
Weighted-average shares outstanding, basic	212,805	52,452	207,001	54,343	199,805	55,014
Conversion of Class B to Class A common stock	52,452	0	54,343	0	0	0
Dilutive effect of share-based awards	3,948	0	3,941	0	0	0
Weighted-average shares outstanding, diluted	269,205	52,452	265,285	54,343	199,805	55,014
Net income (loss) per share, diluted	$1.95	$1.95	$5.21	$5.21	$(1.44)	$(1.44)
The computation of diluted net income (loss) per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2025	2024	2023
Shares related to outstanding share-based awards	1,682	2,206	15,454
Shares related to the convertible senior notes	0	0	5,182
Shares subject to warrants related to the issuance of convertible senior notes	0	0	7,762
Total	1,682	2,206	28,398
Note 19. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in millions):

	Year Ended January 31,
	2025	2024	2023
United States	$6,332	$5,457	$4,682
Other countries	2,114	1,802	1,534
Total revenues	$8,446	$7,259	$6,216

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

	As of January 31,
	2025	2024
United States	$1,197	$1,199
Ireland	215	213
Other countries	163	111
Total long-lived assets	$1,575	$1,523
Note 20. Defined Contribution Plans
We provide defined contribution plans for eligible employees, including a 401(k) plan in the United States and similar plans in certain other countries. Our contributions to these plans were $116 million, $101 million, and $86 million during fiscal 2025, 2024, and 2023, respectively.
Note 21. Restructuring
In February 2025, we announced a restructuring plan (“Fiscal 2026 Restructuring Plan”) intended to prioritize our investments and continue advancing our ongoing focus on durable growth. This plan is currently expected to result in the elimination of approximately 8% of our workforce. In connection with this plan, we expect to exit certain owned office space. The activities associated with this plan are expected to be substantially complete by the second quarter of fiscal 2026, subject to local law and consultation requirements.
We estimate that we will incur approximately $230 million to $250 million in charges in connection with this plan, of which $65 million was recognized in the fourth quarter of fiscal 2025, and the remainder is expected to be recognized in the first quarter of fiscal 2026. The total charges consist of approximately $200 million to $210 million related to employee transition, severance payments, employee benefits, and share-based compensation, and the balance is related to an impairment of office space.
The following table summarizes the activity under the Fiscal 2026 Restructuring Plan during fiscal 2025 (in millions):

Workforce Reduction
Charges	$65
Non-cash items	(8)
Restructuring liability as of January 31, 2025	$57
Additionally, during fiscal 2025, we recorded exit charges of $19 million associated with office space reductions under a separate restructuring plan.

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
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8, and is incorporated herein by reference.
(c) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
See Management’s Report on Internal Control over Financial Reporting above and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Part II, Item 8, which are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended January 31, 2025, no directors and/or officers of Workday adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information concerning our directors, our Audit Committee, and any changes to the process by which stockholders may recommend nominees to the Board of Directors required by this Item are incorporated herein by reference to information contained in the Proxy Statement, which is expected to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2025, including under the captions “Proposal No. 1: Election of Directors” and “Directors and Corporate Governance.”
The information concerning our executive officers required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including under the caption “Executive Officers and Other Executive Management.”
With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
We have adopted a code of ethics, our Code of Conduct, which applies to all employees, including our principal executive officer, our principal financial officer, our principal accounting officer, and all other executive officers. The Code of Conduct is available on our website at www.workday.com/codeofconduct. A copy may also be obtained without charge by contacting Investor Relations, Workday, Inc., 6110 Stoneridge Mall Road, Pleasanton, California 94588 or by emailing ir@workday.com.
We plan to post on our website at the address described above any amendments from or waivers to any provision of our Code of Conduct that applies to our principal executive officer, our principal financial officer, our principal accounting officer, and all other executive officers.
We have adopted an Insider Trading Policy governing the purchase, sale, and other transactions of Workday securities by our directors, officers, and employees, as well as Workday itself. Workday believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Workday Insider Trading Policy is filed as Exhibit 19.1 to this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including under the captions “Directors and Corporate Governance," “Executive Compensation,” and “Summary Compensation Table.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including under the captions “Directors and Corporate Governance,” “Related Party Transactions,” and “Employment Arrangements and Indemnification Agreements.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to information contained in the Proxy Statement, including under the caption “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Consolidated Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
2. Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, or not present in amounts sufficient to require submission of the schedule.
3. Exhibits

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35680	August 28, 2024	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	January 26, 2023	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	Description of Securities	10-K	001-35680	March 3, 2020	4.3
4.4	Indenture, dated as of April 1, 2022, between Workday and U.S. Bank Trust Company National Association, as trustee	8-K	001-35680	April 1, 2022	4.1
4.5	Form of 3.500% Note due 2027	8-K	001-35680	April 1, 2022	4.3
4.6	Form of 3.700% Note due 2029	8-K	001-35680	April 1, 2022	4.4
4.7	Form of 3.800% Note due 2032	8-K	001-35680	April 1, 2022	4.5
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2012 Equity Incentive Plan, as amended	DEF 14A	001-35680	April 27, 2018	Annex A
10.3†	2012 Equity Incentive Plan forms of Award Agreements, as amended	10-K	001-35680	March 3, 2020	10.4
10.4†	2022 Equity Incentive Plan	S-8	333-265766	June 22, 2022	4.4
10.5†	2022 Equity Incentive Plan forms of Award Agreements					X
10.6†	Amended and Restated 2012 Employee Stock Purchase Plan	S-8	333-265766	June 22, 2022	4.6
10.7†	Amended and Restated 2012 Employee Stock Purchase Plan forms of Award Agreements, as amended					X
10.8†	Adaptive Insights, Inc. 2013 Equity Incentive Plan	S-8	333-226907	August 17, 2018	99.1
10.9†	Adaptive Insights, Inc. 2013 Equity Incentive Plan forms of Award Agreements	S-8	333-226907	August 17, 2018	99.2
10.10†	Workday, Inc. Executive Severance and Change in Control Policy, as amended	8-K	001-35680	November 26, 2024	10.2
10.11†	Letter Agreement between Carl Eschenbach and the Registrant dated December 20, 2022	10-K	001-35680	February 27, 2023	10.16

10.12†	Offer Letter between Zane Rowe and Workday, Inc. dated May 23, 2023	8-K	001-35680	May 25, 2023	10.1
10.13†	Offer Letter between Robert Enslin and Workday, Inc. dated November 25, 2024	8-K	001-35680	November 26, 2024	10.1
10.14†	Offer Letter between Gerrit Kazmaier and Workday, Inc. dated February 24, 2025	8-K	001-35680	February 25, 2025	10.1
10.15†	Workday, Inc. Omnibus Bonus Plan	8-K	001-35680	March 3, 2023	10.1
10.16†	2022 Equity Incentive Plan Global Notice of Performance Restricted Stock Unit Award for Carl Eschenbach	10-K	001-35680	February 27, 2023	10.17
10.17	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-35680	March 31, 2014	10.11
10.18	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.19	Credit Agreement, dated as of April 6, 2022, among Workday, certain subsidiaries of Workday, Bank of America, N.A., Wells Fargo Bank, National Association, and the other L/C Issuers and Lenders party thereto	8-K	001-35680	April 7, 2022	10.1
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Compensation Recovery Policy	10-K	001-35680	March 8, 2024	97
101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

†	Indicates a management contract or compensatory plan.
*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 11th day of March, 2025.

WORKDAY, INC.

/s/ Zane Rowe
Zane Rowe Chief Financial Officer (Principal Financial Officer)
/s/ Mark Garfield
Mark Garfield Chief Accounting Officer (Principal Accounting Officer)
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

Signature	Title	Date

/s/ Carl M. Eschenbach	Chief Executive Officer and Director	March 11, 2025
Carl M. Eschenbach	(Principal Executive Officer)

/s/ Zane Rowe	Chief Financial Officer	March 11, 2025
Zane Rowe	(Principal Financial Officer)

/s/ Mark Garfield	Chief Accounting Officer	March 11, 2025
Mark Garfield	(Principal Accounting Officer)

/s/ Aneel Bhusri	Director	March 11, 2025
Aneel Bhusri

/s/ Thomas F. Bogan	Director	March 11, 2025
Thomas F. Bogan

/s/ Elizabeth Centoni	Director	March 11, 2025
Elizabeth Centoni

/s/ Lynne M. Doughtie	Director	March 11, 2025
Lynne M. Doughtie

/s/ Wayne A.I. Frederick, M.D	Director	March 11, 2025
Wayne A.I. Frederick, M.D

/s/ Mark J. Hawkins	Director	March 11, 2025
Mark J. Hawkins

/s/ Michael M. McNamara	Director	March 11, 2025
Michael M. McNamara

/s/ Rhonda J. Morris	Director	March 11, 2025
Rhonda J. Morris

/s/ Michael L. Speiser	Director	March 11, 2025
Michael L. Speiser

/s/ George J. Still, Jr.	Director	March 11, 2025
George J. Still, Jr.

/s/ Jerry Yang	Director	March 11, 2025
Jerry Yang