Form 10-Q
period 2025-04-30
Workday, Inc.
filed 2025-05-23
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of May 21, 2025, there were approximately 216 million shares of the registrant’s Class A common stock, net of treasury stock, and 51 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	April 30, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$972	$1,543
Marketable securities	6,998	6,474
Trade and other receivables, net	1,363	1,950
Deferred costs	268	267
Prepaid expenses and other current assets	362	311
Total current assets	9,963	10,545
Property and equipment, net	1,140	1,239
Operating lease right-of-use assets	355	336
Deferred costs, noncurrent	544	561
Acquisition-related intangible assets, net	340	361
Deferred tax assets	1,013	1,039
Goodwill	3,478	3,478
Other assets	379	418
Total assets	$17,212	$17,977
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$92	$108
Accrued expenses and other current liabilities	271	296
Accrued compensation	548	578
Unearned revenue	3,812	4,467
Operating lease liabilities	98	99
Total current liabilities	4,821	5,548
Debt, noncurrent	2,985	2,984
Unearned revenue, noncurrent	65	80
Operating lease liabilities, noncurrent	310	279
Other liabilities	112	52
Total liabilities	8,293	8,943
Stockholders’ equity:
Common stock	0	0
Additional paid-in capital	11,701	11,463
Treasury stock	(1,601)	(1,308)
Accumulated other comprehensive income (loss)	(44)	84
Accumulated deficit	(1,137)	(1,205)
Total stockholders’ equity	8,919	9,034
Total liabilities and stockholders’ equity	$17,212	$17,977
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenues:
Subscription services	$2,059	$1,815
Professional services	181	175
Total revenues	2,240	1,990
Costs and expenses (1):
Costs of subscription services	350	290
Costs of professional services	187	199
Product development	663	656
Sales and marketing	623	573
General and administrative	212	200
Restructuring	166	8
Total costs and expenses	2,201	1,926
Operating income	39	64
Other income, net	64	59
Income before provision for income taxes	103	123
Provision for income taxes	35	16
Net income	$68	$107
Net income per share, basic	$0.25	$0.40
Net income per share, diluted	$0.25	$0.40
Weighted-average shares used to compute net income per share, basic	266,516	264,444
Weighted-average shares used to compute net income per share, diluted	270,296	270,298

(1) Costs and expenses include share-based compensation expense as follows:
	Three Months Ended April 30,
	2025	2024
Costs of subscription services	$42	$38
Costs of professional services	30	31
Product development	183	173
Sales and marketing	92	72
General and administrative	70	71
Restructuring	42	0
Total share-based compensation expense	$459	$385
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Net income	$68	$107
Other comprehensive loss, net of tax:
Net change in foreign currency translation adjustment	2	(2)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision (benefit) of $10 and $(9), respectively	30	(25)
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision (benefit) of $(4) and $1, respectively	(160)	23
Other comprehensive loss, net of tax	(128)	(4)
Comprehensive income (loss)	$(60)	$103
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Common stock:
Balance, beginning of period	$0	$0
Issuance of common stock under employee equity plans	0	0
Shares withheld related to net share settlement of equity awards	0	0
Balance, end of period	0	0
Additional paid-in capital:
Balance, beginning of period	11,463	10,400
Issuance of common stock under employee equity plans	0	0
Shares withheld related to net share settlement of equity awards	(223)	(274)
Share-based compensation	461	386
Balance, end of period	11,701	10,512
Treasury stock:
Balance, beginning of period	(1,308)	(608)
Common stock repurchases under share repurchase programs	(293)	(134)
Balance, end of period	(1,601)	(742)
Accumulated other comprehensive income (loss):
Balance, beginning of period	84	21
Other comprehensive loss	(128)	(4)
Balance, end of period	(44)	17
Accumulated deficit:
Balance, beginning of period	(1,205)	(1,731)
Net income	68	107
Balance, end of period	(1,137)	(1,624)
Total stockholders’ equity	$8,919	$8,163

	Three Months Ended April 30,
	2025	2024
Common stock shares:
Balance, beginning of period	266,352	263,862
Issuance of common stock under employee equity plans	2,537	2,876
Shares withheld related to net share settlement of equity awards	(1,003)	(1,018)
Common stock repurchased	(1,290)	(502)
Balance, end of period	266,596	265,218
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net income	$68	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	75
Share-based compensation expense	459	385
Amortization of deferred costs	68	59
Non-cash lease expense	27	25
Losses on investments, net	1	7
Accretion of discounts on marketable debt securities, net	(20)	(33)
Deferred income taxes	18	6
Other	47	1
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	601	509
Deferred costs	(53)	(40)
Prepaid expenses and other assets	(38)	(21)
Accounts payable	(4)	10
Accrued expenses and other liabilities	(131)	(193)
Unearned revenue	(670)	(525)
Net cash provided by operating activities	457	372
Cash flows from investing activities:
Purchases of marketable securities	(1,345)	(778)
Maturities of marketable securities	722	1,096
Sales of marketable securities	140	17
Capital expenditures	(36)	(81)
Business combinations, net of cash acquired	0	(512)
Purchases of non-marketable equity and other investments	(4)	0
Net cash used in investing activities	(523)	(258)
Cash flows from financing activities:
Repurchases of common stock	(290)	(128)
Taxes paid related to net share settlement of equity awards	(211)	(239)
Net cash used in financing activities	(501)	(367)
Effect of exchange rate changes	1	0
Net decrease in cash, cash equivalents, and restricted cash	(566)	(253)
Cash, cash equivalents, and restricted cash at the beginning of period	1,554	2,024
Cash, cash equivalents, and restricted cash at the end of period	$988	$1,771
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended April 30,
	2025	2024
Supplemental cash flow data:
Cash paid for interest	$55	$55
Cash paid for income taxes, net of refunds	10	6
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	8	37
Accrued taxes related to net share settlement of equity awards	25	35

	As of April 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$972	$1,752
Restricted cash included in Prepaid expenses and other current assets	16	19
Total cash, cash equivalents, and restricted cash	$988	$1,771
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Notes to Condensed Consolidated Financial Statements
As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Amounts in this report may not recalculate due to rounding. Year-over-year comparisons, operating margin, and net income per share are calculated using unrounded data.
Note 1. Overview and Basis of Presentation
Description of the Business
Workday is a leading enterprise platform that provides organizations with solutions for financial management, human capital management (“HCM”), planning, spend management, and analytics. With Workday, our customers have an artificial intelligence (“AI”)-powered cloud platform to help manage their people, money, and agents.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2025, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 11, 2025.
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
Our CODM assesses performance and decides how to allocate resources based on Net income, as reported on the Consolidated Statements of Operations. Net income is used to evaluate the overall profitability of the business and to guide decisions on how to invest in and grow the business. Our CODM also reviews Total assets, as reported on the Consolidated Balance Sheets, and Capital expenditures, as reported on the Consolidated Statements of Cash Flows. Significant segment expenses include the costs and expenses presented on the Consolidated Statements of Operations. Other segment items include Other income, net and Provision for income taxes.

Note 2. Significant Accounting Policies and Accounting Standards
Significant Accounting Policies
There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, derivative instruments, and trade and other receivables. Our deposits exceed federally insured limits.
No customer individually accounted for more than 10% of trade and other receivables, net as of April 30, 2025, or January 31, 2025. No customer individually accounted for more than 10% of total revenues during the three months ended April 30, 2025, or 2024.
Other than the United States, no country individually accounted for more than 10% of total revenues during the three months ended April 30, 2025, or 2024.
In order to reduce the risk of disruption of our cloud applications, we host our applications in data centers operated by third parties located in the United States, Europe, Canada, and the Asia-Pacific region. These data centers include third-party hosted infrastructure, including Amazon Web Services (“AWS”) and Google Cloud, and co-location data centers. We have internal procedures to restore services in the event of disruption at one of these data center facilities. Even with these procedures for disaster recovery in place, our cloud applications could be significantly interrupted during the implementation of the procedures to restore services.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for annual periods beginning in our fiscal 2026. The updated standard allows for adoption on a prospective basis, with a retrospective option. We are currently evaluating the impacts of the updated standard.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disclosure of additional information about specific expense categories in the notes to the financial statements. This ASU is effective for annual periods beginning in our fiscal 2028, and interim periods beginning in the first quarter of our fiscal 2029, with early adoption permitted. The updated standard allows for adoption on a prospective or retrospective basis. We are currently evaluating the impacts of the updated standard.

Note 3. Investments
Debt Securities
As of April 30, 2025, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,100	$17	$0	$2,117
U.S. agency obligations	607	2	0	609
Corporate bonds	3,921	32	0	3,953
Commercial paper	208	0	0	208
Asset-backed securities	279	2	0	281
Other debt securities	34	0	0	34
Total debt securities	$7,149	$53	$0	$7,202
Included in Cash and cash equivalents	$204	$0	$0	$204
Included in Marketable securities	$6,945	$53	$0	$6,998
As of January 31, 2025, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,069	$4	$(1)	$2,072
U.S. agency obligations	634	2	0	636
Corporate bonds	3,532	11	(3)	3,540
Commercial paper	294	0	0	294
Asset-backed securities	104	0	0	104
Other debt securities	5	0	0	5
Total debt securities	$6,638	$17	$(4)	$6,651
Included in Cash and cash equivalents	$177	$0	$0	$177
Included in Marketable securities	$6,461	$17	$(4)	$6,474
As of April 30, 2025, the fair values of debt securities, by remaining contractual maturity, were as follows (in millions):

Due within 1 year	$2,519
Due 1 year through 5 years	4,463
Due 5 years through 10 years	161
Due after 10 years	59
Total debt securities	$7,202
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
Interest receivable of $63 million and $53 million is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of April 30, 2025, and January 31, 2025, respectively.
As of April 30, 2025, and January 31, 2025, unrealized losses on our debt securities were not material. We did not recognize any credit losses related to our debt securities during the periods presented.
We sold $140 million and $17 million of debt securities during the three months ended April 30, 2025, and 2024, respectively. The realized gains and losses from the sales were immaterial.

Equity Investments
Equity investments consisted of the following (in millions):

	Condensed Consolidated Balance Sheets Location	April 30, 2025	January 31, 2025
Money market funds	Cash and cash equivalents	$550	$988
Non-marketable equity investments measured using the measurement alternative	Other assets	247	244
Total equity investments		$797	$1,232
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

	April 30, 2025	January 31, 2025
Total initial cost	$219	$217
Cumulative net unrealized gains (losses)	28	27
Carrying value	$247	$244
During the three months ended April 30, 2025, and 2024, we recognized net unrealized losses on equity investments of $1 million and $8 million, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of April 30, 2025 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,117	$0	$0	$2,117
U.S. agency obligations	0	609	0	609
Corporate bonds	0	3,953	0	3,953
Commercial paper	0	208	0	208
Asset-backed securities	0	281	0	281
Other debt securities	0	34	0	34
Money market funds	550	0	0	550
Foreign currency derivative assets	0	36	0	36
Total assets	$2,667	$5,121	$0	$7,788
Foreign currency derivative liabilities	$0	$112	$0	$112
Total liabilities	$0	$112	$0	$112

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
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $812 million and $828 million as of April 30, 2025, and January 31, 2025, respectively. Amortization expense for the deferred costs was $68 million and $59 million for the three months ended April 30, 2025, and 2024, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	April 30, 2025	January 31, 2025
Computers, equipment, and software	$1,311	$1,370
Buildings	668	752
Leasehold improvements	255	252
Furniture, fixtures, and transportation equipment	109	108
Land and land improvements	77	81
Property and equipment, gross	2,420	2,563
Less accumulated depreciation and amortization	(1,280)	(1,324)
Property and equipment, net	$1,140	$1,239
Depreciation expense totaled $62 million and $56 million for the three months ended April 30, 2025, and 2024, respectively.

Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following as of April 30, 2025 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$473	$(315)	$158
Customer relationships	362	(180)	182
Backlog	15	(15)	0
Trade name	14	(14)	0
Total	$864	$(524)	$340
Acquisition-related intangible assets, net consisted of the following as of January 31, 2025 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$473	$(303)	$170
Customer relationships	362	(171)	191
Backlog	15	(15)	0
Trade name	14	(14)	0
Total	$864	$(503)	$361
Amortization expense related to acquisition-related intangible assets was $21 million and $17 million for the three months ended April 30, 2025, and 2024, respectively.
As of April 30, 2025, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in millions):

Fiscal Period:
Remainder of 2026	$61
2027	57
2028	53
2029	43
2030	35
Thereafter	91
Total	$340
Note 8. Other Assets
Other assets consisted of the following (in millions):

	April 30, 2025	January 31, 2025
Non-marketable equity and other investments	$249	$247
Contract assets	57	44
Technology patents and other intangible assets, net	24	25
Prepayments for goods and services	14	16
Deposits	11	10
Derivative assets	4	52
Other	20	24
Total other assets	$379	$418

Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of April 30, 2025, our future estimated amortization expense was as follows (in millions):

Fiscal Period:
Remainder of 2026	$3
2027	3
2028	3
2029	3
2030	2
Thereafter	10
Total	$24
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
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of April 30, 2025, we estimate that $20 million of net gains recorded in AOCI related to our cash flow hedges will be reclassified into income within the next 12 months.
As of April 30, 2025, and January 31, 2025, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $3.1 billion and $2.8 billion, respectively, and the notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $413 million and $420 million, respectively. All contracts had maturities of less than 58 months.
Non-Designated Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities (“non-designated hedges”). These forward contracts are intended to offset foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the Condensed Consolidated Balance Sheets at fair value. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of these forward contracts are recorded in Other income, net on the Condensed Consolidated Statements of Operations. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows.
As of April 30, 2025, and January 31, 2025, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $181 million and $242 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $187 million and $91 million, respectively.

The fair values of outstanding derivative instruments were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	April 30, 2025	January 31, 2025
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$25	$59
Cash flow hedges	Other assets	4	52
Non-designated hedges	Prepaid expenses and other current assets	7	1
Total derivative assets		$36	$112
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$46	$22
Cash flow hedges	Other liabilities	62	3
Non-designated hedges	Accrued expenses and other current liabilities	3	1
Non-designated hedges	Other liabilities	1	0
Total derivative liabilities		$112	$26
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in millions):

	Three Months Ended April 30,
Condensed Consolidated Statements of Operations Location	2025		2024
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$2,240	$8	$1,990	$8
Costs and expenses	2,201	(6)	1,926	(2)
Pre-tax gains (losses) associated with cash flow hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended April 30,
		2025	2024
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$(162)	$30
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	8	8
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	(6)	(2)
Gains (losses) associated with non-designated hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
		2025	2024
Gains (losses) related to non-designated hedges	Other income, net	$0	$1
We manage our exposure to counterparty risk by entering into foreign currency forward contracts with a diversified group of eight major financial institutions and by actively monitoring outstanding positions. We are subject to netting agreements with all of these counterparties, under which we are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. After consideration of these netting arrangements, the total net settlement amount related to our foreign currency forward contracts is an asset position of $3 million and a liability position of $79 million as of April 30, 2025, and an asset position of $86 million as of January 31, 2025.
Although legally enforceable master netting arrangements exist between Workday and each counterparty, it is our policy to present the derivatives gross on the Condensed Consolidated Balance Sheets. Our foreign currency forward contracts are not subject to any credit contingent features or collateral requirements.

Note 10. Debt
Outstanding debt consisted of the following (in millions):

	April 30, 2025	January 31, 2025
2027 Notes	$1,000	$1,000
2029 Notes	750	750
2032 Notes	1,250	1,250
Total principal amount	3,000	3,000
Less: unamortized debt discount and issuance costs	(15)	(16)
Debt, noncurrent	$2,985	$2,984
As of April 30, 2025, our future principal payments for the outstanding debt were as follows (in millions):

Fiscal Period:
Remainder of 2026	$0
2027	0
2028	1,000
2029	0
2030	750
Thereafter	1,250
Total principal amount	$3,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of April 30, 2025, and January 31, 2025, we were in compliance with all covenants associated with the Senior Notes.
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
As of April 30, 2025, and January 31, 2025, the total estimated fair value of the Senior Notes was $2.9 billion and $2.8 billion, respectively. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.

Credit Agreement
In fiscal 2023, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of April 30, 2025, and January 31, 2025 we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.
The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of April 30, 2025, and January 31, 2025, we were in compliance with all covenants included in the 2022 Credit Agreement.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in millions):

	Three Months Ended April 30,
	2025	2024
Contractual interest expense	$28	$28
Interest cost related to amortization of debt discount and issuance costs	1	1
Total interest expense	$29	$29
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $355 million and $336 million as of April 30, 2025, and January 31, 2025, respectively, and operating lease liabilities were $408 million and $378 million as of April 30, 2025, and January 31, 2025, respectively.
The components of operating lease expense were as follows (in millions):

	Three Months Ended April 30,
	2025	2024
Operating lease cost	$31	$29
Short-term lease cost	0	0
Variable lease cost	11	10
Total operating lease cost	$42	$39
Supplemental cash flow information related to our operating leases was as follows (in millions):

	Three Months Ended April 30,
	2025	2024
Cash paid for operating lease liabilities	$33	$23
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	42	61
Other information related to our operating leases was as follows:

	April 30, 2025	January 31, 2025
Weighted average remaining lease term (in years)	6	5
Weighted average discount rate	4.28%	4.20%

As of April 30, 2025, maturities of operating lease liabilities were as follows (in millions):

Fiscal Period:
Remainder of 2026	$91
2027	104
2028	94
2029	63
2030	38
Thereafter	82
Total lease payments	472
Less imputed interest	(64)
Total operating lease liabilities	$408
During the first quarter of fiscal 2026, we entered into a new operating lease agreement for our European headquarters in Dublin, Ireland which has not yet commenced with total undiscounted lease payments of $468 million. The operating lease is expected to commence in the second quarter of fiscal 2026 with a lease term of 20 years.
We had additional operating leases for data centers and office space that had not yet commenced as of April 30, 2025, with total undiscounted lease payments of $43 million. These operating leases will commence in fiscal 2026, with lease terms ranging from approximately five to twenty years.
Note 12. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the three months ended April 30, 2025, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of April 30, 2025, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Stockholders’ Equity
Common Stock
As of April 30, 2025, there were 216 million shares of Class A common stock, net of treasury stock, and 51 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
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
The table below sets forth information regarding our share repurchase programs (in millions, except number of shares which are reflected in thousands, and per share data):

	Three Months Ended April 30,
	2025	2024
Total number of shares repurchased	1,290	502
Average price paid per share	$227.20	$267.09
Amount repurchased	$293	$134
All repurchases were made in open market transactions. As of April 30, 2025, we were authorized to repurchase a remaining $509 million of our outstanding shares of Class A common stock under the August 2024 Share Repurchase Program.
In May 2025, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of our outstanding shares of Class A common stock (“May 2025 Share Repurchase Program”). For further information, see Note 20, Subsequent Event.
Employee Equity Plans
In fiscal 2023, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. Shares that are forfeited or withheld in connection with the net share settlement of restricted stock units (“RSUs”) are added to the reserves of the 2022 Plan. As of April 30, 2025, we had 12 million shares of Class A common stock available for future grants.
In fiscal 2023, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“2012 ESPP”). Under the 2012 ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of April 30, 2025, 2 million shares of Class A common stock were available for issuance under the 2012 ESPP.
Restricted Stock Units
The Stock Plans provide for the issuance of RSUs and performance-based restricted stock units (“PSUs”) to employees and non-employees. RSUs generally vest over four years. Activity during the three months ended April 30, 2025, was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding balance as of January 31, 2025	14,361	$226.52
Granted- restricted stock units	5,939	216.28
Granted- performance-based restricted stock units	72	214.10
Vested	(1,521)	235.39
Forfeited and canceled (1)	(1,802)	225.85
Outstanding balance as of April 30, 2025	17,049	222.18
(1)Includes shares withheld in connection with the net share settlement of RSUs.

In April 2025, we granted PSUs to executives subject to vesting based on the achievement of annual performance-based conditions determined at the beginning of each fiscal year and a three-year service-based condition. The PSUs will vest at the end of the three-year service period, with the number of shares vesting ranging from 0% to 150% of the target, based on the average attainment of the annual performance conditions.
As of April 30, 2025, there was a total of $3.2 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Market-Based Restricted Stock Units
In fiscal 2023, 0.3 million shares of market-based RSUs were granted to Mr. Eschenbach in connection with his appointment as Co-CEO that vest based on appreciation of the price of our Class A common stock over a multi-year period and upon continued service (“PVU Award”). We estimated the fair value of the PVU Award on the grant date using the Monte Carlo simulation model with the following assumptions: (i) expected volatility of 40%, (ii) risk-free interest rate of 4%, and (iii) total performance period of six years. The weighted-average grant date fair value of the PVU Award was $124.80 per share. We recognize expense for the PVU Award over the requisite service period of five years using the accelerated attribution method. Provided that the requisite service is rendered, the total fair value of the PVU Award at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria.
As of April 30, 2025, there was a total of $7 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately three years.
Note 14. Contract Balances and Performance Obligations
Contract Balances
Contract assets and unearned revenue balances were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	April 30, 2025	January 31, 2025
Contract assets:
Contract assets, current	Trade and other receivables, net	$427	$373
Contract assets, noncurrent	Other assets	57	44
Total contract assets		$484	$417
Unearned revenue (1):
Unearned revenue, current	Unearned revenue	$3,812	$4,467
Unearned revenue, noncurrent	Unearned revenue, noncurrent	65	80
Total unearned revenue		$3,877	$4,547
(1)Included in this balance are amounts related to professional services that are subject to cancellation and pro-rated refund rights of $69 million and $83 million as of April 30, 2025, and January 31, 2025, respectively.
Revenues of $1.7 billion and $1.5 billion were recognized during the three months ended April 30, 2025, and 2024, respectively, that were included in the unearned revenue balances as of January 31, 2025, and 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2025, approximately $24.6 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $7.6 billion and $13.5 billion of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of April 30, 2025, were not material.

Note 15. Other Income, Net
Other income, net consisted of the following (in millions):

	Three Months Ended April 30,
	2025	2024
Interest income	$93	$93
Interest expense (1)	(29)	(29)
Other (2)	0	(5)
Total other income, net	$64	$59
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 10, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 16. Income Taxes
We reported an income tax provision of $35 million and $16 million for the three months ended April 30, 2025, and 2024, respectively. The income tax provision for the three months ended April 30, 2025, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions. The income tax provision for the three months ended April 30, 2024, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions, offset by the excess tax benefit from share-based compensation.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative, such as historic results, future reversals of existing deferred tax liabilities, and projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgement and is performed in each of the applicable jurisdictions. As of April 30, 2025, we continue to maintain valuation allowances related to tax credits in certain state jurisdictions and net operating loss in certain foreign jurisdictions. We will continue to evaluate the need for valuation allowances for our deferred tax assets.
Note 17. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, net of treasury stock. Diluted net income per share is computed by giving effect to all potentially dilutive shares of common stock, including outstanding share-based awards consisting primarily of unvested RSUs and ESPP obligations. We determine the dilutive effect of outstanding share-based awards using the treasury stock method.
The net income per share is allocated based on the contractual participation rights of the Class A common shares and Class B common shares as if the income for the period had been distributed. As the liquidation and dividend rights are identical, the net income is allocated on a proportionate basis. The computation of the diluted net income per share of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

The following table presents the calculation of basic and diluted net income per share (in millions, except number of shares, which are reflected in thousands, and per share data):

	Three Months Ended April 30,
	2025		2024
	Class A	Class B	Class A	Class B
Net income per share, basic:
Numerator:
Net income	$55	$13	$85	$22
Denominator:
Weighted-average shares outstanding, basic	215,409	51,107	211,369	53,075
Net income per share, basic	$0.25	$0.25	$0.40	$0.40
Net income per share, diluted:
Numerator:
Net income	$55	$13	$85	$22
Reallocation of net income as a result of conversion of Class B to Class A common stock	13	0	22	0
Reallocation of net income to Class B common stock	0	0	0	(1)
Net income for diluted calculation	68	13	107	21
Denominator:
Weighted-average shares outstanding, basic	215,409	51,107	211,369	53,075
Conversion of Class B to Class A common stock	51,107	0	53,075	0
Dilutive effect of share-based awards	3,780	0	5,854	0
Weighted-average shares outstanding, diluted	270,296	51,107	270,298	53,075
Net income per share, diluted	$0.25	$0.25	$0.40	$0.40
The computation of diluted net income per share does not include the effect of the following potentially outstanding weighted-average shares of common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted net income per share because the effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2025	2024
Total weighted-average shares related to outstanding share-based awards	201	72
Note 18. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in millions):

	Three Months Ended April 30,
	2025	2024
United States	$1,681	$1,493
Other countries	559	497
Total revenues	$2,240	$1,990

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

	April 30, 2025	January 31, 2025
United States	$1,116	$1,197
Ireland	205	215
Other countries	174	163
Total long-lived assets	$1,495	$1,575
Note 19. Restructuring
In February 2025, we announced a restructuring plan (“Fiscal 2026 Restructuring Plan”) intended to prioritize our investments and continue advancing our ongoing focus on durable growth. This plan resulted in the elimination of approximately 7.5% of our workforce. In connection with this plan, we have exited certain owned office space. The activities associated with this plan are expected to be substantially complete by the second quarter of fiscal 2026, subject to local law and consultation requirements.
We incurred $231 million in charges in connection with this plan, of which $65 million was recognized in the fourth quarter of fiscal 2025, and the remainder was recognized in the first quarter of fiscal 2026. The total charges consisted of $197 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $34 million related to an impairment of office space.
Fiscal 2026 Restructuring Plan activity during the three months ended April 30, 2025, was as follows (in millions):

	Workforce Reduction	Office Space Reduction	Total
Restructuring liability as of January 31, 2025	$57	$0	$57
Charges	132	34	166
Payments	(63)	0	(63)
Non-cash items	(40)	(34)	(74)
Restructuring liability as of April 30, 2025	$86	$0	$86
Additionally, we recorded exit charges of $8 million associated with office space reductions under a separate restructuring plan during the three months ended April 30, 2024.
Note 20. Subsequent Event
In May 2025, our Board of Directors authorized the May 2025 Share Repurchase Program, under which we may purchase up to an additional $1.0 billion of our outstanding shares of Class A common stock. We may repurchase shares of our Class A common stock through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, or by other means. The timing and total amount of share repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The May 2025 Share Repurchase Program has no expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future financial condition and operating results, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, beliefs, and projections about future events, conditions, and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict and many of which are outside of our control, such as those arising from the impact of recent macroeconomic events, including geopolitical instability, increased tariffs, elevated inflation, and fluctuating interest rates and foreign currency exchange rates, as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
Overview
Workday is the artificial intelligence (“AI”) platform to help organizations manage their people, money, and agents. We deliver cloud-based, AI-powered applications for financial management, human capital management (“HCM”), planning, spend management, and analytics. Our diverse customer base includes emerging, medium-sized, and large global organizations within numerous industries, including professional and business services, financial services, healthcare, education, government, technology, media, retail, and hospitality. Workday helps customers deliver better employee experiences, increase productivity, improve operational efficiencies, and provide insights for faster, data-driven decision-making.
We have achieved significant growth since our inception in 2005, when we pioneered HCM in the cloud. As a result of our innovation and commitment to customer success, today we are a Fortune 500 company with more than 11,000 customers around the world. As we continue to grow, we are focused on driving sustainable, long-term subscription revenue growth by adding new customers and expanding our relationships with existing customers through increased adoption of our suite of solutions. Central to this effort is investing in strategic growth areas including developing innovative AI solutions, expanding internationally, growing our partner ecosystem, deepening our presence in industry verticals and the emerging and medium enterprise market, and exploring strategic acquisitions to complement our organic innovation. Our investments across these targeted growth areas may require additional costs, but we remain committed to optimizing resource allocation and realizing a return on our investments. Over time, we believe these investments will support revenue growth and a more scalable business.
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
In February 2025, we announced a restructuring plan (“Fiscal 2026 Restructuring Plan”), which is intended to prioritize our investments and continue advancing our ongoing focus on durable growth. The plan resulted in the reduction of approximately 7.5% of our workforce. In connection with this plan, we have exited certain owned office space.

Impact of Current Economic Conditions
Recent macroeconomic events including increased tariffs, elevated inflation, and fluctuating interest rates and foreign currency exchange rates, as well as geopolitical instability, continue to impact the global economy and create uncertainty, volatility, and disruption of financial markets. We remain confident in the long-term overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy and help our customers on their human capital and finance digital transformation journeys. Demand for our products remains strong, we continue to achieve solid new subscription bookings, and our near-term revenues are relatively predictable as a result of our subscription-based business model.
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
Financial Results Overview
The following table provides an overview of our key metrics (in millions, except percentages, basis points, and headcount data):

	Three Months Ended April 30,
	2025	2024	Change
Total revenues	$2,240	$1,990	13%
Subscription services revenues	$2,059	$1,815	13%

GAAP operating income	$39	$64	(38)%
Non-GAAP operating income (1)	$677	$515	32%

GAAP operating margin	1.8%	3.2%	(144 bps)
Non-GAAP operating margin (1)	30.2%	25.9%	437 bps

Operating cash flows	$457	$372	23%
Free cash flows (1)	$421	$291	45%

	As of April 30,
	2025	2024	Change
Total subscription revenue backlog	$24,621	$20,681	19%
12-month subscription revenue backlog	$7,627	$6,600	16%

Cash, cash equivalents, and marketable securities	$7,970	$7,182	11%

Headcount (2)	20,515	19,415	6%
(1)See “Non-GAAP Financial Measures” below for further information.
(2)Does not reflect the impact of the Fiscal 2026 Restructuring Plan which reduced our workforce by approximately 7.5%.
Components of Results of Operations
Revenues
We derive our revenues from subscription services and professional services. Subscription services revenues primarily consist of fees that give our customers access to our cloud applications, which include related customer support. Professional services revenues include fees for deployment services, optimization services, and training.

Subscription services revenues accounted for approximately 92% of our total revenues for the three months ended April 30, 2025, and represented 96% of our total unearned revenue as of April 30, 2025. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Costs and Expenses
Costs of subscription services revenues. Costs of subscription services revenues consist primarily of expenses associated with hosting our applications, providing standard customer support, and delivering our enhanced customer support service, Workday Success Plans. These costs include employee-related expenses, expenses related to data center capacity and third-party hosted infrastructure, and depreciation of our data center equipment.
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
Restructuring expenses. Restructuring expenses are associated with a formal restructuring program and consist of charges related to workforce reductions, including employee transition, severance payments, employee benefits, and share-based compensation, as well as charges associated with the closure of facilities and other exit and disposal activities.

Results of Operations
Revenues
Our total revenues were as follows (in millions, except percentages):

	Three Months Ended April 30,
	2025	2024	% Change
Subscription services	$2,059	$1,815	13%
Professional services	181	175	4%
Total revenues	$2,240	$1,990	13%
Total revenues were $2.2 billion for the three months ended April 30, 2025, compared to $2.0 billion for the prior year period, an increase of $250 million, or 13%. Subscription services revenues were $2.1 billion for the three months ended April 30, 2025, compared to $1.8 billion for the prior year period, an increase of $244 million, or 13%. Approximately 60% of the increase in subscription services revenues was attributable to expansion within our customers that existed as of the beginning of the comparable prior year period, and the remaining 40% was attributable to customers added after the beginning of the comparable prior year period. Professional services revenues were $181 million for the three months ended April 30, 2025, compared to $175 million for the prior year period, an increase of $6 million, or 4%. The increase in professional services revenues was driven by higher demand for our deployment and integration services.
Gross Revenue Retention Rate
Our growth in subscription services revenues attributable to existing customers is further reflected by our gross revenue retention rate of approximately 98% as of April 30, 2025. Our gross revenue retention rate measures the percentage of recurring revenue retained from existing customers and is calculated by taking total annual recurring revenue (“ARR”) of our customers as of the corresponding prior period-end and comparing that to ARR from that same set of customers as of the current period-end. The metric takes into account recurring revenues lost to product or customer churn but does not account for additional revenue earned from add-ons or net expansions, which include volume and price adjustments. Our high gross revenue retention rate demonstrates our ability to maintain our existing customer base and drive strong overall customer satisfaction.
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
Subscription Revenue Backlog
As of April 30, 2025, our total subscription revenue backlog was $24.6 billion, with $7.6 billion expected to be recognized in revenues over the next 12 months. As of April 30, 2024, our total subscription revenue backlog was $20.7 billion, with $6.6 billion expected to be recognized in revenues over the next 12 months. The increase in subscription revenue backlog was primarily driven by expansion within our existing customer base, sales to new customers, and timing of renewals for existing customers.

Costs and Expenses
Our costs and expenses were as follows (in millions):

	Three Months Ended April 30,
	2025	2024
Costs of subscription services	$350	$290
Costs of professional services	187	199
Product development	663	656
Sales and marketing	623	573
General and administrative	212	200
Restructuring	166	8
Total costs and expenses	$2,201	$1,926
Total costs and expenses were $2.2 billion for the three months ended April 30, 2025, compared to $1.9 billion for the prior year period, an increase of $274 million, or 14%. Included in the increase in operating expenses was $158 million in restructuring expenses primarily related to the Fiscal 2026 Restructuring Plan. Employee-related expenses, including share-based compensation, increased $36 million due to higher average headcount, partially offset by restructuring-related cost savings. Additional increases included $27 million in data center capacity and third-party hosted infrastructure expenses, $25 million in facilities and IT-related expenses, $11 million in professional services expenses, $9 million in amortization of deferred sales commissions, and $9 million in depreciation.
Costs of Subscription Services
Costs of subscription services were $350 million for the three months ended April 30, 2025, compared to $290 million for the prior year period, an increase of $60 million, or 21%. Employee-related expenses, including share-based compensation, increased $19 million due to higher average headcount and the growth of our Workday Success Plan service offering, partially offset by restructuring-related cost savings. Additional increases included $23 million in data center capacity and third-party hosted infrastructure expenses, $10 million in depreciation, and $10 million in facility and IT-related expenses.
We expect costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including third-party hosted infrastructure, and as we grow the Workday Success Plan offering.
Costs of Professional Services
Costs of professional services were $187 million for the three months ended April 30, 2025, compared to $199 million for the prior year period, a decrease of $12 million, or 6%. The decrease in costs of professional services was primarily a result of restructuring-related cost savings that reduced employee-related costs.
We expect costs of professional services as a percentage of total revenues to continue to decline as we rely on our service partners to deploy our applications and as our subscription services revenues continue to grow as we expand both our customer base and our footprint within our existing customers.
Product Development
Product development expenses were $663 million for the three months ended April 30, 2025, compared to $656 million for the prior year period, an increase of $7 million, or 1%. Product development expenses remained relatively flat, as increases within employee-related expenses, including share-based compensation, were offset by restructuring-related cost savings.
We expect product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies, including costs incurred for hardware maintenance, data center capacity, facility costs, and IT-related expenses.
Sales and Marketing
Sales and marketing expenses were $623 million for the three months ended April 30, 2025, compared to $573 million for the prior year period, an increase of $50 million, or 9%. Employee-related expenses, including share-based compensation, increased $26 million due to higher average headcount, partially offset by restructuring-related cost savings. Additional increases included $9 million in amortization of deferred sales commissions, $7 million in professional services expenses, and $6 million in facilities and IT-related expenses.

We expect sales and marketing expenses to increase in absolute dollars as we continue to invest in our domestic and international selling and marketing activities to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
General and administrative expenses were $212 million for the three months ended April 30, 2025, compared to $200 million for the prior year period, an increase of $11 million, or 6%. The increase in general and administrative expenses included an increase of $6 million in professional services expenses. Other general and administrative expenses remained relatively flat, as increases within employee-related expenses were offset by restructuring-related cost savings.
We expect general and administrative expenses will continue to increase in absolute dollars as we continue to grow our business and invest in our people, processes, and systems to support our global operations.
Restructuring
Restructuring expenses of $166 million for the three months ended April 30, 2025, were related to the Fiscal 2026 Restructuring Plan, and included $132 million for employee transition, severance payments, employee benefits, and share-based compensation, and $34 million for an impairment of office space.
Restructuring expenses of $8 million for the three months ended April 30, 2024, were related to exit charges associated with office space reductions under a separate restructuring plan.
Share-based Compensation
Costs and expenses include share-based compensation expense as follows (in millions):

	Three Months Ended April 30,
	2025	2024
Costs of subscription services	$42	$38
Costs of professional services	30	31
Product development	183	173
Sales and marketing	92	72
General and administrative	70	71
Restructuring	42	0
Total share-based compensation expense	$459	$385
Percentage of total revenues	20.5%	19.3%
Share-based compensation expense increased by $74 million for the three months ended April 30, 2025, compared to the prior year period, primarily due to the Fiscal 2026 Restructuring Plan and additional grants to new and existing employees.
Equity compensation is an important element of our compensation philosophy. While we expect share-based compensation expense to grow in absolute dollars as we expand our global workforce, we expect it to decline as a percentage of total revenues.
Operating Income and Operating Margin
GAAP operating income was $39 million, or 1.8% of revenues, for the three months ended April 30, 2025, compared to the prior year GAAP operating income of $64 million, or 3.2% of revenues. The decline resulted from the Fiscal 2026 Restructuring Plan expenses recognized in the current quarter, offset by improvements due to our revenue growth outpacing headcount growth and moderation of operating expenses, including share-based compensation.
Non-GAAP operating income was $677 million, or 30.2% of revenues, for the three months ended April 30, 2025, compared to the prior year non-GAAP operating income of $515 million, or 25.9% of revenues. The increase was primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses.

Reconciliations of our GAAP to non-GAAP operating income and operating margin were as follows (in millions, except percentages). See “Non-GAAP Financial Measures” below for further information.

	Three Months Ended April 30,
	2025	2024
Operating income	$39	$64
Share-based compensation expense (1)	417	385
Employer payroll tax-related items on employee stock transactions (1)	27	38
Amortization of acquisition-related intangible assets	21	17
Acquisition-related costs	7	3
Restructuring costs	166	8
Non-GAAP operating income	$677	$515

Operating margin	1.8%	3.2%
Share-based compensation expense (1)	18.6%	19.3%
Employer payroll tax-related items on employee stock transactions (1)	1.2%	1.9%
Amortization of acquisition-related intangible assets	0.9%	0.9%
Acquisition-related costs	0.3%	0.2%
Restructuring costs	7.4%	0.4%
Non-GAAP operating margin	30.2%	25.9%
(1)For the three months ended April 30, 2025, the Share-based compensation expense and Employer payroll tax-related items on employee stock transactions lines in the GAAP to non-GAAP reconciliation tables above exclude $42 million and $2 million, respectively, related to restructuring initiatives. These expenses are included in the Restructuring costs lines.
Other Income, Net
Other income, net was as follows (in millions):

	Three Months Ended April 30,
	2025	2024
Total other income, net	$64	$59
Other income, net increased by $5 million for the three months ended April 30, 2025, primarily due to lower losses recognized in the current quarter on our equity investments as compared to the prior year period.
Provision For Income Taxes
The provision for income taxes was as follows (in millions):

	Three Months Ended April 30,
	2025	2024
Provision for income taxes	$35	$16
The income tax provision for the three months ended April 30, 2025, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions.
The income tax provision for the three months ended April 30, 2024, was primarily attributable to earnings in U.S. and profitable foreign jurisdictions, offset by the excess tax benefit from share-based compensation.
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

For further information, see Note 16, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Liquidity and Capital Resources
As of April 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $8.0 billion, which were primarily held for working capital and general corporate purposes. Our cash equivalents and marketable securities are primarily composed of, in order from largest to smallest, corporate bonds, U.S. treasury securities, U.S. agency obligations, money market funds, asset-backed securities, and commercial paper. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
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
Our cash flows were as follows (in millions):

	Three Months Ended April 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$457	$372
Investing activities	(523)	(258)
Financing activities	(501)	(367)
Effect of exchange rate changes	1	0
Net decrease in cash, cash equivalents, and restricted cash	$(566)	$(253)
Operating Activities
Cash provided by operating activities was $457 million and $372 million for the three months ended April 30, 2025, and 2024, respectively. The improvement in cash provided by operating activities was primarily the result of higher cash collections of $205 million due to increased sales, offset by increased supplier payments of $79 million to support our continued growth and increased employee-related payments of $32 million primarily due to higher average headcount.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2025, was $523 million, which primarily resulted from net cash outflow of $483 million related to marketable debt securities activity and capital expenditures of $36 million mainly for office space projects.
Cash used in investing activities for the three months ended April 30, 2024, was $258 million, which was primarily related to cash consideration of $512 million for the acquisition of HiredScore, net of cash acquired, and capital expenditures of $81 million for data center and office space projects, offset by net proceeds of $335 million related to marketable debt securities activity.
We expect capital expenditures will be approximately $250 million in fiscal 2026. This primarily includes investments in our office facilities to support our continued growth.

Financing Activities
Cash used in financing activities was $501 million for the three months ended April 30, 2025, which primarily resulted from repurchases of common stock of $290 million under our share repurchase programs and taxes paid of $211 million related to net share settlement of equity awards.
Cash used in financing activities was $367 million for the three months ended April 30, 2024, which primarily resulted from taxes paid of $239 million related to net share settlement of equity awards and repurchases of common stock of $128 million under our share repurchase programs.
Free Cash Flows
In evaluating our performance internally, we focus on long-term, sustainable growth in free cash flows. We define free cash flows, a non-GAAP financial measure, as net cash provided by operating activities minus capital expenditures. See “Non-GAAP Financial Measures” below for further information.
Free cash flows were $421 million for the three months ended April 30, 2025, compared to $291 million for the prior year period. The improvement in free cash flows was primarily the result of higher cash collections of $205 million due to increased sales and decreased capital expenditures of $44 million, offset by increased supplier payments of $79 million to support our continued growth and increased employee-related payments of $32 million primarily due to higher average headcount.
Reconciliation of our GAAP net cash provided by operating activities to non-GAAP free cash flows is as follows (in millions):

	Three Months Ended April 30,
	2025	2024
Net cash provided by operating activities	$457	$372
Less: Capital expenditures	(36)	(81)
Free cash flows	$421	$291
Share Repurchase Programs
In August 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock (“August 2024 Share Repurchase Program”), and in May 2025, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of our outstanding shares of Class A common stock (“May 2025 Share Repurchase Program”)
Prior to the May 2025 and August 2024 Share Repurchase Programs, our Board of Directors authorized a $500 million share repurchase program in February 2024, which we completed in the third quarter of fiscal 2025, and a $500 million share repurchase program in November 2022, which we completed in the first quarter of fiscal 2025.
For further information, see Note 13, Stockholders’ Equity, and Note 20, Subsequent Event, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Senior Notes, agreements for third-party hosted infrastructure platforms for business operations, leases for office space and co-location facilities for data center capacity, and other purchase obligations entered into in the ordinary course of business. Except as discussed in Note 11, Leases, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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
•Share-based compensation expense. Share-based compensation primarily consists of non-cash expenses for employee restricted stock units (“RSUs”) and our employee stock purchase plan (“ESPP”). Although share-based compensation is an important aspect of the compensation of our employees and executives, this expense is determined using a number of factors, including our stock price, volatility, and forfeiture rates, that are beyond our control and generally unrelated to operational decisions and performance in any particular period. Further, share-based compensation expense is not reflective of the value ultimately received by the grant recipients.
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
•Restructuring costs. Restructuring costs are associated with a formal restructuring plan and are primarily related to workforce reductions, the closure of facilities, and other exit and disposal activities. We exclude these expenses because they are not reflective of ongoing business and operating results.
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
See “Results of Operations—Operating Income and Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating income and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin, for the three months ended April 30, 2025, and 2024.
See “Liquidity and Capital Resources—Free Cash Flows” for a reconciliation from the most comparable GAAP financial measure, net cash provided by operating activities, to the non-GAAP financial measure, free cash flows, for the three months ended April 30, 2025, and 2024.
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
We believe that the following critical accounting policies involve a high degree of judgment and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Income taxes
•Business combinations, goodwill, and acquisition-related intangible assets
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. During the three months ended April 30, 2025, there were no significant changes to our critical accounting policies and estimates.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of April 30, 2025, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $8.0 billion as of both April 30, 2025, and January 31, 2025. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and asset-backed securities. The cash, cash equivalents, and marketable securities are held primarily for working capital and general corporate purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $111 million market value reduction or increase in our investment portfolio as of April 30, 2025. A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $89 million market value reduction or increase in our investment portfolio as of January 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
•any slowdown or failure of our technical operations infrastructure, including data centers operated by third parties, or the impact of service outages or delays in the deployment of our applications, or the failure of our applications to perform properly;
•the impact of continuing global economic and geopolitical volatility;
•privacy concerns and evolving domestic or foreign laws and regulations;
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
•our use of new and evolving technologies in our offerings, such as AI;
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
We host our applications and serve our customers and users globally from data centers operated by third parties and rely upon third-party vendors to operate certain aspects of our services. We control our applications and data, but we do not control the facilities, operations, and physical security of these locations. Disruption of or interference at these locations has and could in the future impact our operations and our business could be adversely impacted. For example, we have experienced disruptions at certain of our co-location data centers in the U.S. due to high temperatures and power outages that resulted in a brief temporary outage of our services for a subset of our customers. These facilities may also be subject to cybersecurity breaches, capacity constraints, financial difficulties, break-ins, sabotage, intentional acts of vandalism and similar misconduct, natural catastrophic events, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit, or delay operations, and our disaster recovery planning may not account for all eventualities.
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
Any changes in service levels with our infrastructure providers, or any errors, defects, disruptions, or other performance problems with our applications or the infrastructure on which they run, including internet infrastructure, could adversely affect our reputation and may damage our customers’ or other users’ data or result in lengthy interruptions in our services. Interruptions in our services might adversely affect our reputation and operating results, cause us to issue refunds or service credits to customers, subject us to potential liabilities, result in contract terminations, or adversely affect our renewal rates.

The extent to which the continuing global economic and geopolitical volatility, and any resulting effect on customer spending, will continue to impact our business, financial condition, and operating results will depend on future developments, which are highly uncertain and difficult to predict.
We operate on a global scale, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. Global economic developments, including increased tariffs, geopolitical volatilities, downturns or recessions, political instability, and global health crises may negatively affect us or our ability to accurately forecast and plan our future business activity. In addition, volatile economic and geopolitical situations have led and could lead to further economic disruption. Any sustained adverse impacts from these and other recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.
Our future revenues rely on continued demand by existing customers and the acquisition of new customers who may be subject to economic hardship due to recent macroeconomic events, including concerns about the impact of tariffs, inflation or the interest rate environment, and may delay or reduce their enterprise software spending to preserve capital and liquidity. In connection with recent macroeconomic events, we have experienced and may continue to experience delays in purchasing decisions from existing and prospective customers, increased demand for price concessions and delayed payment terms, and a reduction in customer demand. Our business, financial condition, and operating results may be negatively impacted in future periods due to the prolonged impacts of recent macroeconomic events, which may not be fully reflected in our operating results and overall financial performance until future periods.
To the extent recent macroeconomic events adversely affect our business, financial condition, and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
We may lose key employees or be unable to attract, enable, and retain highly skilled employees.
Our success and future growth depend largely upon the continued services of our executive officers, other members of senior management, and other key employees. We do not have employment agreements with our executive officers or other key employees that require them to continue to work for us for any specified period, and they could terminate their employment with us at any time. We have and may continue to execute our growth plan through strategic investments to attract and retain executive officers, senior management, or other key employees that may not be offset by increased performance or revenues. Key employee and executive leadership changes have the potential to disrupt our business, impact our ability to preserve our culture, negatively affect our ability to attract and retain talent, or otherwise have a serious adverse effect on our business and operating results.
To execute our growth plan, we must attract, enable, develop, and retain highly qualified talent. Our ability to compete and succeed in a highly competitive environment is directly correlated to our ability to recruit and retain highly skilled and experienced employees, especially in the areas of product development, cybersecurity, senior sales executives, and engineers with significant experience in designing and developing software and internet-related services, especially in AI. The expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Our business may be adversely affected if our efforts to attract and enable new members of our direct sales force do not generate a corresponding increase in revenues. We have experienced, and we expect to continue to experience, significant competition in hiring and retaining employees with appropriate qualifications.
In February 2025, we announced the Fiscal 2026 Restructuring Plan, which is intended to prioritize our investments and continue advancing our ongoing focus on durable growth, and has resulted in the reduction of approximately 7.5% of our workforce. We expect this plan to be substantially complete by the second quarter of fiscal 2026, subject to local law and consultation requirements. The Fiscal 2026 Restructuring Plan could negatively impact our ability to attract, retain, and motivate employees.
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
Our primary competitors are Oracle and SAP, well-established providers of financial management and HCM applications, which have long-standing relationships with customers and partners. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based or AI-powered solutions. These vendors include, without limitation: Anaplan, Inc., ADP, Coupa Software Inc., Dayforce, Inc., Infor, Inc., Microsoft Corporation, ServiceNow, and UKG Inc. In order to take advantage of customer demand for cloud and AI-powered applications, legacy vendors are expanding their cloud or AI-powered applications through acquisitions, strategic alliances, and organic development. In addition, other cloud or AI platform companies that provide services in different target markets or industries may develop applications or acquire companies that operate in our target markets or industries, and some potential customers may elect to develop their own internal applications. As the market matures and as existing and new market participants introduce new types of technologies, such as generative and agentic AI, and different approaches that enable organizations to address their HCM and financial needs, we expect this competition to intensify in the future.
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

Our partner training and educational programs may not be effective or utilized consistently by partners. New partners may require extensive training and/or may require significant time and resources to achieve productivity, and such requirements may deter potential partners due to the significant time and financial investment required. Changes to our direct go-to-market models may cause friction with our partners and may increase the risk in our partner ecosystem. The actions of our partners may subject us to lawsuits, potential liability, and reputational harm if, for example, any of our partners misrepresent the functionality of our products to customers, fail to perform services to our customers’ expectations, or violate laws or our corporate policies, such as laws and policies around privacy and cybersecurity. In addition, our partners may utilize our platform to develop products and services that could potentially compete with products and services that we offer currently or in the future. Concerns over competitive matters or intellectual property ownership could constrain these partnerships. If we fail to effectively manage and grow our network of partners, maintain good relationships with our partners, or properly monitor the quality and efficacy of their service delivery, or if our partners do not effectively market and sell our subscription services, use greater efforts to market and sell their own products or services or those of our competitors, or fail to meet the needs or expectations of our customers, our ability to sell our products and efficiently provide our services may be impacted, and our operating results and growth rate may be harmed.
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
Our customers have no obligation to renew their subscriptions for our applications after the expiration of either the initial or renewed subscription period. Our customers’ renewal rates fluctuate as a result of a number of factors, including their level of satisfaction with our applications and pricing, their awareness and adoption of the benefits and features of our applications, their ability to continue their operations and spending levels, reductions in their headcount, and the evolution of their business. If our customers do not renew their subscriptions for our applications on similar pricing terms or renew for fewer elements of our applications or for a lower headcount, our revenues may decline, and we may not be able to meet our revenue projections, which could negatively impact our business and the market price of our Class A common stock.
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
We are increasingly building AI into the Workday product suite and have recently made announcements about our plans to embrace agentic AI. As with many cutting-edge innovations, these technologies can present new risks and challenges. A quickly evolving technical, legal, and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address ethical, legal, operational, or compliance requirements or other issues related to AI. For example, the European Union’s (“EU”) AI Act (“EU AI Act”) puts new requirements on providers of AI technologies and we are currently analyzing the EU AI Act to ensure compliance in alignment with corresponding deadlines. Additionally, existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict and subject to change over time. The risks and challenges presented by these technologies could undermine public confidence in AI, which could slow its adoption and affect our business. Many of our products are powered by AI, some of which include the use of large language models and generative and agentic AI, for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. To the extent that our products and technologies rely on the use of large language models or agentic capabilities provided by third parties, we may face additional uncertainties and liabilities. Any failure to accurately identify and address our responsibilities and liabilities in this uncertain environment, and adequately address relevant ethical and social issues that may arise with such technologies and use cases, as well as failure by others in our industry, or actions taken by our customers, employees, or end users (including misuse of these technologies), could negatively affect the adoption of our offerings and subject us to reputational harm, regulatory action, or litigation, which may harm our financial condition and operating results. We are currently defending against a lawsuit alleging that our products and services enable discrimination, and although we believe that such claims lack merit, and the majority of the claims have been dismissed, legal proceedings can be lengthy, expensive, and disruptive to our operations and customers (particularly where, as in the present litigation, the plaintiff may seek to also litigate against certain of Workday’s customers). We may be subject to other litigation and regulatory actions that may cause financial, competitive, and developmental impacts, and could lead to legal liability. In addition, regardless of outcome, these types of claims could cause reputational harm to our brand, including our ability to sell newly acquired products that use AI. Our employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI may express opinions that could introduce reputational or business harm, or cease their relationship with us.
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
Developing software applications and related enhancements, features, and modifications, including those involving AI or other emerging technologies, is expensive, and the investment in product development often involves a long return on investment cycle. We believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. However, we may not receive significant revenues from these investments for several years, if at all. If we are unable to provide new features, enhancements to user experience, and modifications in a timely and cost-effective manner that achieve market acceptance, align with customer expectations, and that keep pace with rapid technological developments and changing regulatory landscapes, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers and our business and operating results could be adversely affected. For example, AI is propelling advancements in technology, but if we fail to innovate and keep up with advancements in AI technology, if Workday’s AI-powered solutions, including our current and planned agentic AI solutions, fail to be delivered as planned or at all, fail to operate as expected or to meet customer expectations, or if we do not have sufficient access to development resources and the technologies required to build and improve our applications, our business and reputation may be harmed.
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
If we fail to successfully promote and maintain positive awareness of our brand, or we fail to expand positive awareness of our newer solutions or products, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread positive brand awareness that is critical for broad customer adoption of our applications and for the end user experience. We have and may continue to experience reputational harm from, among other things, the introduction of new products, features, or services that do not meet customer expectations; our use of new and evolving technologies, including AI; service outages or disruptions; issues with product quality or performance; backlash from customers, government entities, or other stakeholders that disagree with our product offering decisions or public policy, ethical, or political positions; significant litigation or regulatory or government actions that negatively reflect on our business practices; and data security breaches or compliance failures. Any unfavorable publicity or perception of our brand or our applications, including any unfavorable candidate or end user experience, could negatively impact our ability to attract and retain customers and also make it more difficult to hire and retain employees.
If we are unable to successfully integrate our applications with a variety of third-party technologies, our business and operating results could be adversely affected.
We depend on relationships with third-party technology and content providers and other key suppliers, and are also dependent on third parties for the license of certain software and development tools that are incorporated into or used with our applications or used to help improve our own internal systems, processes, or controls. For example, we leverage software and services for development tools and to deliver applications from many third-party suppliers including Amazon Web Services (“AWS”) and Google Cloud. If the operations of these third parties are disrupted, our own operations may suffer, which could adversely impact our operating results. Additionally, if we are unsuccessful in establishing or maintaining our relationships with these third parties, or if the quality of their products or performance is inadequate, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer.
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
In addition, a significant portion of the purchase price of companies we acquire has been and may in the future be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our operating results. Acquisitions could also result in use of substantial portions of our available cash, which may limit other potential uses of cash, and dilutive issuances of equity securities or the issuance of debt, which could adversely affect our operating results. If we finance acquisitions by issuing debt, we could face constraints related to the terms of and repayment obligation related to the incurrence of such indebtedness. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and operating results may suffer.

If we are not able to realize a return on the investments we have made toward entering new markets and new lines of business, our business and operating results could be adversely affected.
We continue to seek opportunities to enter into new markets and/or new lines of business, some of which we may have very limited or no experience in. As an entrant to new markets and new lines of business, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate adoption rates of these new lines of business or their underlying technology. Also, we may not be able to properly price our solutions in these new markets, which could negatively affect our ability to sell to customers. Furthermore, customers in these new markets or of the new lines of business may demand more or different features and professional services, which may require us to devote even greater research and development, sales, support, and professional services resources to such customers. If we fail to generate adequate revenues from these new markets and lines of business, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our business, financial condition, and operating results.
Catastrophic or climate-related events may disrupt our business.
Our corporate headquarters are located in Pleasanton, California, and we host our applications in data centers operated by third parties located in the United States, Europe, Canada, and the Asia-Pacific region. The west coast of the United States contains active earthquake zones and the southeast is subject to seasonal hurricanes or other extreme weather conditions. Additionally, we rely on internal technology systems, our website, our network, and third-party infrastructure and enterprise applications, which are located in a wide variety of regions, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, insurrection, pandemics or other public health emergencies, or the effects of climate change (such as drought, flooding, heat waves, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and have, and may in the future, endure system interruptions, and may experience delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards, or stakeholder expectations regarding climate change that may impact our business, financial condition, and operating results.
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
Standards for tracking and reporting ESG matters continue to evolve. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC or other regulatory bodies, and such standards have and may continue to change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. It is likely that increasing regulatory requirements and regulatory scrutiny related to ESG matters will continue to expand globally and result in higher associated compliance costs. Further, we may rely on data and calculations provided by third parties to measure and report our ESG metrics and if the data input or calculations are incorrect or incomplete, our brand, reputation, and financial performance may be adversely affected.

If our ESG practices do not align with or meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquirer, or service provider could be negatively impacted. For example, an increasing number of stakeholders, regulators, and lawmakers have expressed or pursued contrary views towards ESG initiatives, including the proposal or enactment of “anti-ESG” policies, legislation, executive orders, or initiatives or the issuance of related legal opinions. Conflicting laws, regulations, and executive orders and a lack of harmonization of ESG legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and costs. We may also face increasing scrutiny from our investors, customers, employees, and other stakeholders relating to the appropriate role of ESG practices and disclosure. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.
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

Following the EU’s passage of the General Data Protection Regulation (“GDPR”), which became effective in May 2018, the global data privacy compliance landscape has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our data processing creates current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, the EU-U.S. Data Privacy Framework (“DPF”) is in place under which EU data can legally be transferred to the United States. However, it is facing legal challenges. Until challenges to the DPF make their way through the court system, uncertainty may continue about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, GDPR requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subcontractors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Other countries such as Russia, China, and India have also passed laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the United States present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, came into effect on January 1, 2023. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Numerous states have enacted, or are considering, privacy laws as well, creating a patchwork of state laws that may create compliance challenges. Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise. In addition, the U.S. Department of Justice issued its final rule on the Bulk Transfer of Sensitive U.S. Personal and Government Data to Countries and Persons of Concern. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to and which may place additional burdens on us. Increasing sensitivity of individuals to unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate has and may continue to create a negative public reaction to technologies, products, and services such as ours or otherwise expose us to liability.
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

For example, the technologies underlying AI and its uses are subject to a variety of laws and regulations, including those governing intellectual property, privacy, data protection, cybersecurity, consumer protection, competition, and equal opportunity, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity, data protection, and product safety laws to AI and its uses or are considering general legal frameworks for AI and its uses, such as the EU AI Act.
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
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration, and performance, which present certain risks and challenges not present in private commercial agreements, including varying governmental budgeting processes, changes in governmental administrations and policies, fluctuations due to government spending cuts and shutdowns, highly competitive and lengthy bidding process, and adherence to complex regulatory requirements and executive orders, and could adversely impact our business and operating results. Further, we have experienced and may in the future experience challenges by third parties to previously awarded contracts with government entities. Government certification requirements applicable to our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the authorization to use or received a certification. These laws and regulations provide public sector customers with various rights, many of which are not typically found in commercial contracts. For example, some federal contracts provide for delays, interruptions, or termination by the government at any time, with or without cause, which can adversely affect our business and operating results and impact other existing or prospective government contracts.
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
We may be subject to additional audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results.

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
Until recently, we had incurred significant net losses on a GAAP basis since our inception in 2005 and our quarterly operating results may fluctuate in the future. We expect our operating expenses to increase in the future due to substantial investments we have made and continue to make to acquire new customers and develop our applications, anticipated increases in sales and marketing expenses, product development expenses, operations costs, and general and administrative costs. If our revenue growth does not meet estimates, we may not be able to adjust our spending quickly enough to avoid an adverse impact on our financial results, and therefore we may incur losses on a GAAP basis in the future. Furthermore, to the extent we are successful in increasing our customer base, we may incur net losses in the acquisition period because some costs associated with acquiring customers are incurred up front, while subscription services revenues are generally recognized ratably over the terms of the agreements, which are typically three years or longer. Any prior period GAAP-profitability and growth in revenues should not be considered as indicative of our future performance. We cannot ensure that we will continue to achieve or sustain GAAP profitability in the future.
Our current and future indebtedness may adversely affect our financial condition and operating results.
In fiscal 2023, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Additionally, in fiscal 2023, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of April 30, 2025, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
We invest in early to late-stage companies for strategic reasons and to support key business initiatives, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. These companies are often dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies we have invested in has and could further deteriorate, which could result in a loss of all or a substantial part of our investment in these companies. Additionally, instability in the global banking system has created bank-specific and broader financial institution liquidity risks and concerns, which may have an adverse impact on the companies we have invested or may invest in.

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
As of April 30, 2025, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 42 million shares of Class B common stock and 0.1 million shares of Class A common stock. As of April 30, 2025, our Co-Founder and Executive Chair, Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.4 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of April 30, 2025. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
We have share repurchase programs under which we are authorized to repurchase shares of our Class A common stock. Such repurchases may be made through open market transactions, including through the use of trading plans intended to qualify under Rule 10b5-1, through privately negotiated transactions, or by other means, in each case in accordance with applicable securities laws and other restrictions. The share repurchase programs do not have an expiration date, may be suspended or discontinued at any time, and do not obligate us to acquire any amount of our Class A common stock.
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
•only our chair of the board, lead independent director of the board, chief executive officer, presidents, or a majority of our Board of Directors are authorized to call a special meeting of stockholders;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended April 30, 2025 (in millions, except number of shares which are reflected in thousands and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
February 1, 2025 - February 28, 2025	27	$262.21	27	$796
March 1, 2025 - March 31, 2025	161	252.24	161	755
April 1, 2025 - April 30, 2025	1,102	222.69	1,102	509
Total	1,290		1,290
(1)In August 2024, our Board of Directors authorized the August 2024 Share Repurchase Program, under which we may repurchase up to $1.0 billion of our outstanding shares of Class A common stock. For further information, see Note 13, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended April 30, 2025, the following directors and/or officers of Workday adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Action	Total Shares of Class A Common Stock to be Sold	Adoption Date	Expiration Date
Zane Rowe, Chief Financial Officer	Adopt	48,000(1)	March 7, 2025	October 8, 2026
(1)Includes shares to be withheld by Workday in mandatory transactions to cover withholding taxes in connection with the settlement of equity awards.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Workday, Inc.

Dated: May 23, 2025	/s/ Zane Rowe
Zane Rowe Chief Financial Officer (Principal Financial Officer)

Dated: May 23, 2025	/s/ Mark Garfield
Mark Garfield Chief Accounting Officer (Principal Accounting Officer)