Form 10-Q
period 2025-07-31
Workday, Inc.
filed 2025-08-22
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of August 20, 2025, there were approximately 217 million shares of the registrant’s Class A common stock, net of treasury stock, and 50 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	July 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,264	$1,543
Marketable securities	6,922	6,474
Trade and other receivables, net	1,609	1,950
Deferred costs	278	267
Prepaid expenses and other current assets	334	311
Total current assets	10,407	10,545
Property and equipment, net	1,121	1,239
Operating lease right-of-use assets	719	336
Deferred costs, noncurrent	562	561
Acquisition-related intangible assets, net	320	361
Deferred tax assets	959	1,039
Goodwill	3,478	3,478
Other assets	395	418
Total assets	$17,961	$17,977
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$100	$108
Accrued expenses and other current liabilities	346	296
Accrued compensation	537	578
Unearned revenue	3,852	4,467
Operating lease liabilities	110	99
Total current liabilities	4,945	5,548
Debt, noncurrent	2,985	2,984
Unearned revenue, noncurrent	65	80
Operating lease liabilities, noncurrent	681	279
Other liabilities	113	52
Total liabilities	8,789	8,943
Stockholders’ equity:
Common stock	0	0
Additional paid-in capital	12,055	11,463
Treasury stock	(1,900)	(1,308)
Accumulated other comprehensive income (loss)	(74)	84
Accumulated deficit	(909)	(1,205)
Total stockholders’ equity	9,172	9,034
Total liabilities and stockholders’ equity	$17,961	$17,977
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenues:
Subscription services	$2,169	$1,903	$4,228	$3,719
Professional services	179	182	360	356
Total revenues	2,348	2,085	4,588	4,075
Costs and expenses (1):
Costs of subscription services	370	304	720	594
Costs of professional services	212	207	399	406
Product development	660	649	1,322	1,305
Sales and marketing	641	611	1,264	1,184
General and administrative	216	202	429	403
Restructuring	1	1	167	8
Total costs and expenses	2,100	1,974	4,301	3,900
Operating income	248	111	287	175
Other income, net	56	57	120	116
Income before provision for income taxes	304	168	407	291
Provision for income taxes	76	36	111	52
Net income	$228	$132	$296	$239
Net income per share, basic	$0.86	$0.50	$1.11	$0.90
Net income per share, diluted	$0.84	$0.49	$1.09	$0.89
Weighted-average shares used to compute net income per share, basic	266,777	265,317	266,649	264,885
Weighted-average shares used to compute net income per share, diluted	270,180	267,949	270,240	269,128

(1) Costs and expenses include share-based compensation expense as follows:
	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Costs of subscription services	$39	$35	$81	$73
Costs of professional services	28	28	58	59
Product development	170	163	353	336
Sales and marketing	84	77	177	149
General and administrative	70	67	140	138
Restructuring	0	0	42	0
Total share-based compensation expense	$391	$370	$851	$755
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net income	$228	$132	$296	$239
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	1	(1)	3	(3)
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision (benefit) of $(5), $10, $5, and $1, respectively	(16)	27	14	2
Net change in unrealized losses on cash flow hedges, net of tax provision (benefit) of $(1), $(1), $(5), and $0, respectively	(15)	(24)	(175)	(1)
Other comprehensive income (loss), net of tax	(30)	2	(158)	(2)
Comprehensive income	$198	$134	$138	$237
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Common stock:
Balance, beginning of period	$0	$0	$0	$0
Issuance of common stock under employee equity plans	0	0	0	0
Shares withheld related to net share settlement of equity awards	0	0	0	0
Balance, end of period	0	0	0	0
Additional paid-in capital:
Balance, beginning of period	11,701	10,512	11,463	10,400
Issuance of common stock under employee equity plans	111	106	111	106
Shares withheld related to net share settlement of equity awards	(151)	(121)	(374)	(395)
Share-based compensation	394	372	855	758
Balance, end of period	12,055	10,869	12,055	10,869
Treasury stock:
Balance, beginning of period	(1,601)	(742)	(1,308)	(608)
Common stock repurchases under share repurchase programs	(299)	(309)	(592)	(443)
Balance, end of period	(1,900)	(1,051)	(1,900)	(1,051)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(44)	17	84	21
Other comprehensive income (loss)	(30)	2	(158)	(2)
Balance, end of period	(74)	19	(74)	19
Accumulated deficit:
Balance, beginning of period	(1,137)	(1,624)	(1,205)	(1,731)
Net income	228	132	296	239
Balance, end of period	(909)	(1,492)	(909)	(1,492)
Total stockholders’ equity	$9,172	$8,345	$9,172	$8,345

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Common stock shares:
Balance, beginning of period	266,596	265,218	266,352	263,862
Issuance of common stock under employee equity plans	2,142	1,959	4,679	4,835
Shares withheld related to net share settlement of equity awards	(618)	(530)	(1,621)	(1,548)
Common stock repurchased	(1,216)	(1,387)	(2,506)	(1,889)
Balance, end of period	266,904	265,260	266,904	265,260
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net income	$296	$239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	154
Share-based compensation expense	851	755
Amortization of deferred costs	140	121
Non-cash lease expense	54	51
Losses on investments, net	2	10
Accretion of discounts on marketable debt securities, net	(38)	(62)
Deferred income taxes	84	33
Other	47	11
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	337	351
Deferred costs	(152)	(104)
Prepaid expenses and other assets	15	24
Accounts payable	0	12
Accrued expenses and other liabilities	(99)	(124)
Unearned revenue	(629)	(528)
Net cash provided by operating activities	1,073	943
Cash flows from investing activities:
Purchases of marketable securities	(2,211)	(2,143)
Maturities of marketable securities	1,515	2,132
Sales of marketable securities	265	68
Capital expenditures	(64)	(136)
Business combinations, net of cash acquired	0	(522)
Purchases of non-marketable equity and other investments	(15)	(7)
Sales of non-marketable equity and other investments	0	5
Net cash used in investing activities	(510)	(603)
Cash flows from financing activities:
Repurchases of common stock	(589)	(440)
Proceeds from issuance of common stock from employee equity plans	111	106
Taxes paid related to net share settlement of equity awards	(372)	(381)
Net cash used in financing activities	(850)	(715)
Effect of exchange rate changes	2	0
Net decrease in cash, cash equivalents, and restricted cash	(285)	(375)
Cash, cash equivalents, and restricted cash at the beginning of period	1,554	2,024
Cash, cash equivalents, and restricted cash at the end of period	$1,269	$1,649
See Notes to Condensed Consolidated Financial Statements

	Six Months Ended July 31,
	2025	2024
Supplemental cash flow data:
Cash paid for interest	$55	$55
Cash paid for income taxes, net of refunds	58	35
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	18	56
Taxes related to net share settlement of equity awards, accrued but not paid	15	14

	As of July 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$1,264	$1,635
Restricted cash included in Prepaid expenses and other current assets	5	14
Total cash, cash equivalents, and restricted cash	$1,269	$1,649
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2025, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 11, 2025.
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
No customer individually accounted for more than 10% of trade and other receivables, net as of July 31, 2025, or January 31, 2025. No customer individually accounted for more than 10% of total revenues during the three and six months ended July 31, 2025, or 2024.
Other than the United States, no country individually accounted for more than 10% of total revenues during the three and six months ended July 31, 2025, or 2024.
In order to reduce the risk of disruption of our cloud applications, we host our applications in data centers operated by third parties located in the United States, Europe, Canada, and the Asia-Pacific region. These data centers include third-party hosted infrastructure, including Amazon Web Services and Google Cloud, and co-location data centers. Procedures are in place to restore services in the event of disruption at one of these data center facilities. Even with these procedures for disaster recovery in place, our cloud applications could be significantly interrupted during the implementation of the procedures to restore services.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This ASU is effective for annual periods beginning in our fiscal 2026. The updated standard allows for adoption on a prospective basis, with a retrospective option. We are currently evaluating the effect the updated standard will have on our financial statement disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. This ASU is effective for interim and annual reporting periods beginning in the first quarter of our fiscal 2027, with early adoption permitted. The updated standard provides for adoption on a prospective basis. We are currently evaluating the impacts of the updated standard.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disclosure of additional information about specific expense categories in the notes to the financial statements. This ASU is effective for annual periods beginning in our fiscal 2028, and interim periods beginning in the first quarter of our fiscal 2029, with early adoption permitted. The updated standard allows for adoption on a prospective or retrospective basis. We are currently evaluating the effect the updated standard will have on our financial statement disclosures.

Note 3. Investments
Debt Securities
As of July 31, 2025, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,050	$6	$0	$2,056
U.S. agency obligations	537	1	0	538
Corporate bonds	3,943	25	(1)	3,967
Commercial paper	215	0	0	215
Asset-backed securities	305	1	0	306
Other debt securities	42	0	0	42
Total debt securities	$7,092	$33	$(1)	$7,124
Included in Cash and cash equivalents	$202	$0	$0	$202
Included in Marketable securities	$6,890	$33	$(1)	$6,922
As of January 31, 2025, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,069	$4	$(1)	$2,072
U.S. agency obligations	634	2	0	636
Corporate bonds	3,532	11	(3)	3,540
Commercial paper	294	0	0	294
Asset-backed securities	104	0	0	104
Other debt securities	5	0	0	5
Total debt securities	$6,638	$17	$(4)	$6,651
Included in Cash and cash equivalents	$177	$0	$0	$177
Included in Marketable securities	$6,461	$17	$(4)	$6,474
The following table presents the fair values of debt securities as of July 31, 2025, by remaining contractual maturity (in millions). Actual maturities may differ from contractual maturities because borrowers may have certain prepayment conditions.

Due within 1 year	$2,313
Due 1 year through 5 years	4,650
Due 5 years through 10 years	91
Due after 10 years	70
Total debt securities	$7,124
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
Interest receivable of $62 million and $53 million was included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of July 31, 2025, and January 31, 2025, respectively.
As of July 31, 2025, and January 31, 2025, unrealized losses on our debt securities were not material. We did not recognize any credit losses related to our debt securities during the periods presented.
We sold $265 million and $68 million of debt securities during the six months ended July 31, 2025, and 2024, respectively. The realized gains and losses from the sales were not material for the periods presented.

Equity Investments
Equity investments consisted of the following (in millions):

	Condensed Consolidated Balance Sheets Location	July 31, 2025	January 31, 2025
Money market funds	Cash and cash equivalents	$802	$988
Non-marketable equity investments measured using the measurement alternative	Other assets	251	244
Total equity investments		$1,053	$1,232
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

	July 31, 2025	January 31, 2025
Total initial cost	$223	$217
Cumulative net unrealized gains (losses)	28	27
Carrying value	$251	$244
We recognized net losses on non-marketable equity investments of $2 million and $3 million for the three months ended July 31, 2025, and 2024, respectively, and $3 million and $10 million for the six months ended July 31, 2025, and 2024, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of July 31, 2025 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,056	$0	$0	$2,056
U.S. agency obligations	0	538	0	538
Corporate bonds	0	3,967	0	3,967
Commercial paper	0	215	0	215
Asset-backed securities	0	306	0	306
Other debt securities	0	42	0	42
Money market funds	802	0	0	802
Foreign currency derivative assets	0	30	0	30
Total assets	$2,858	$5,098	$0	$7,956
Foreign currency derivative liabilities	$0	$121	$0	$121
Total liabilities	$0	$121	$0	$121

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
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $840 million and $828 million as of July 31, 2025, and January 31, 2025, respectively. Amortization expense for the deferred costs was $72 million and $62 million for the three months ended July 31, 2025, and 2024, respectively, and $140 million and $121 million for the six months ended July 31, 2025, and 2024, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	July 31, 2025	January 31, 2025
Computers, equipment, and software	$1,298	$1,370
Buildings	685	752
Leasehold improvements	259	252
Furniture, fixtures, and transportation equipment	109	108
Land and land improvements	77	81
Property and equipment, gross	2,428	2,563
Less accumulated depreciation and amortization	(1,307)	(1,324)
Property and equipment, net	$1,121	$1,239
Depreciation expense totaled $59 million and $58 million for the three months ended July 31, 2025, and 2024, respectively, and $121 million and $115 million for the six months ended July 31, 2025, and 2024, respectively.

Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following as of July 31, 2025 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$473	$(327)	$146
Customer relationships	362	(188)	174
Backlog	15	(15)	0
Trade name	14	(14)	0
Total	$864	$(544)	$320
Acquisition-related intangible assets, net consisted of the following as of January 31, 2025 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$473	$(303)	$170
Customer relationships	362	(171)	191
Backlog	15	(15)	0
Trade name	14	(14)	0
Total	$864	$(503)	$361
Amortization expense related to acquisition-related intangible assets was $21 million and $20 million for the three months ended July 31, 2025, and 2024, respectively, and $42 million and $37 million for the six months ended July 31, 2025, and 2024, respectively.
As of July 31, 2025, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in millions):

Fiscal Period:
Remainder of 2026	$41
2027	57
2028	53
2029	43
2030	35
Thereafter	91
Total	$320
Note 8. Other Assets
Other assets consisted of the following (in millions):

	July 31, 2025	January 31, 2025
Non-marketable equity and other investments	$254	$247
Contract assets	45	44
Technology patents and other intangible assets, net	23	25
Prepayments for goods and services	12	16
Deposits	11	10
Derivative assets	6	52
Other	44	24
Total other assets	$395	$418

Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of July 31, 2025, our future estimated amortization expense was as follows (in millions):

Fiscal Period:
Remainder of 2026	$2
2027	3
2028	3
2029	3
2030	2
Thereafter	10
Total	$23
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
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of July 31, 2025, we estimate that $6 million of net losses recorded in AOCI related to our cash flow hedges will be reclassified into earnings within the next 12 months.
As of July 31, 2025, and January 31, 2025, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $3.0 billion and $2.8 billion, respectively, and the notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $428 million and $420 million, respectively. All contracts had maturities of less than 55 months.
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
As of July 31, 2025, and January 31, 2025, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $212 million and $242 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $538 million and $91 million, respectively.

The fair values of outstanding derivative instruments were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	July 31, 2025	January 31, 2025
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$19	$59
Cash flow hedges	Other assets	6	52
Non-designated hedges	Prepaid expenses and other current assets	5	1
Total derivative assets		$30	$112
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$48	$22
Cash flow hedges	Other liabilities	58	3
Non-designated hedges	Accrued expenses and other current liabilities	14	1
Non-designated hedges	Other liabilities	1	0
Total derivative liabilities		$121	$26
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in millions):

	Three Months Ended July 31,
Condensed Consolidated Statements of Operations Location	2025		2024
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$2,348	$8	$2,085	$8
Costs and expenses	2,100	6	1,974	(3)

	Six Months Ended July 31,
Condensed Consolidated Statements of Operations Location	2025		2024
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$4,588	$16	$4,075	$16
Costs and expenses	4,301	0	3,900	(4)
Pre-tax gains (losses) associated with cash flow hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2025	2024	2025	2024
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$(2)	$(20)	$(164)	$11
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	8	8	16	16
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	6	(3)	0	(4)
Gains (losses) associated with non-designated hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
		2025	2024	2025	2024
Gains (losses) related to non-designated hedges	Other income, net	$(12)	$(3)	$(12)	$(1)

We manage our exposure to counterparty risk by entering into foreign currency forward contracts with a diversified group of eight major financial institutions and by actively monitoring outstanding positions. We are subject to netting agreements with all of these counterparties, under which we are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. After consideration of these netting arrangements, the total net settlement amount related to our foreign currency forward contracts is an asset position of $1 million and a liability position of $92 million as of July 31, 2025, and an asset position of $86 million as of January 31, 2025.
Although legally enforceable master netting arrangements exist between Workday and each counterparty, it is our policy to present the derivatives gross on the Condensed Consolidated Balance Sheets. Our foreign currency forward contracts are not subject to any credit contingent features or collateral requirements.
Note 10. Debt
Outstanding debt consisted of the following (in millions):

	July 31, 2025	January 31, 2025
2027 Notes	$1,000	$1,000
2029 Notes	750	750
2032 Notes	1,250	1,250
Total principal amount	3,000	3,000
Less: unamortized debt discount and issuance costs	(15)	(16)
Debt, noncurrent	$2,985	$2,984
As of July 31, 2025, our future principal payments for the outstanding debt were as follows (in millions):

Fiscal Period:
Remainder of 2026	$0
2027	0
2028	1,000
2029	0
2030	750
Thereafter	1,250
Total principal amount	$3,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of July 31, 2025, and January 31, 2025, we were in compliance with all covenants associated with the Senior Notes.
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

As of July 31, 2025, and January 31, 2025, the total estimated fair value of the Senior Notes was $2.9 billion and $2.8 billion, respectively. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
Credit Agreement
In fiscal 2023, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of July 31, 2025, and January 31, 2025 we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.
The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of July 31, 2025, and January 31, 2025, we were in compliance with all covenants included in the 2022 Credit Agreement.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Contractual interest expense	$28	$28	$55	$55
Interest cost related to amortization of debt discount and issuance costs	1	1	2	2
Total interest expense	$29	$29	$57	$57
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $719 million and $336 million as of July 31, 2025, and January 31, 2025, respectively, and operating lease liabilities were $791 million and $378 million as of July 31, 2025, and January 31, 2025, respectively.
In July 2025, the 20-year lease for our new European headquarters in Dublin, Ireland commenced, following its execution in the first quarter of fiscal 2026. This resulted in the recognition of an operating lease right-of-use asset of $313 million, and a corresponding operating lease liability of $333 million.

The components of operating lease expense were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Operating lease cost	$34	$29	$65	$58
Short-term lease cost	0	0	1	1
Variable lease cost	13	15	24	24
Total operating lease cost	$47	$44	$90	$83
Supplemental cash flow information related to our operating leases was as follows (in millions):

	Six Months Ended July 31,
	2025	2024
Cash paid for operating lease liabilities	$64	$51
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	434	101
Other information related to our operating leases was as follows:

	July 31, 2025	January 31, 2025
Weighted average remaining lease term (in years)	11	5
Weighted average discount rate	4.16%	4.20%
As of July 31, 2025, maturities of operating lease liabilities were as follows (in millions):

Fiscal Period:
Remainder of 2026	$65
2027	125
2028	133
2029	106
2030	75
Thereafter	518
Total lease payments	1,022
Less imputed interest	(231)
Total operating lease liabilities	$791
As of July 31, 2025, we had operating leases for office space and data centers that had not yet commenced with total undiscounted lease payments of $35 million. These operating leases will commence in fiscal 2026, with lease terms ranging from approximately five to ten years.
Note 12. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the six months ended July 31, 2025, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of July 31, 2025, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 13. Stockholders’ Equity
Common Stock
As of July 31, 2025, there were 217 million shares of Class A common stock, net of treasury stock, and 50 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Share Repurchase Programs
In August 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock (“August 2024 Share Repurchase Program”), and in May 2025, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of our outstanding shares of Class A common stock (“May 2025 Share Repurchase Program”). Under both programs, in accordance with applicable securities laws and other restrictions, we may repurchase shares of our Class A common stock through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, or by other means. The timing and total amount of share repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. Both programs have no expiration date, may be suspended or discontinued at any time, and do not obligate us to acquire any amount of Class A common stock.
Prior to the August 2024 and May 2025 Share Repurchase Programs, our Board of Directors authorized a $500 million share repurchase program in February 2024, which we completed in the third quarter of fiscal 2025, and a $500 million share repurchase program in November 2022, which we completed in the first quarter of fiscal 2025.
The table below sets forth information regarding our share repurchase programs (in millions, except number of shares which are reflected in thousands, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Total number of shares repurchased	1,216	1,387	2,506	1,889
Average price paid per share	$245.57	$223.10	$236.11	$234.78
Amount repurchased	$299	$309	$592	$443
All repurchases were made in open market transactions. As of July 31, 2025, we were authorized to repurchase a remaining $1.2 billion of our outstanding shares of Class A common stock under our share repurchase programs.
Employee Equity Plans
In fiscal 2023, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. Shares that are forfeited or withheld in connection with the net share settlement of restricted stock units (“RSUs”) are added to the reserves of the 2022 Plan. As of July 31, 2025, 13 million shares of Class A common stock were available for future grants under the 2022 Plan.
In fiscal 2023, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“2012 ESPP”). Under the 2012 ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of July 31, 2025, 2 million shares of Class A common stock were available for issuance under the 2012 ESPP.

Restricted Stock Units and Performance-Based Restricted Stock Units
The Stock Plans provide for the issuance of RSUs and performance-based restricted stock units (“PSUs”) to employees and non-employees. RSUs generally vest over four years. Activity during the six months ended July 31, 2025, was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding balance as of January 31, 2025	14,361	$226.52
Granted- restricted stock units	6,408	217.57
Granted- performance-based restricted stock units (1)	72	214.10
Vested	(2,504)	230.02
Forfeited and canceled (2)	(2,832)	224.77
Outstanding balance as of July 31, 2025	15,505	222.52
(1)Includes approximately 42 thousand PSUs granted to executives in April 2025. The PSUs are subject to vesting based on the achievement of annual performance-based conditions determined at the beginning of each fiscal year and a three-year service-based condition. The PSUs will vest at the end of the three-year service period, with the number of shares vesting ranging from 0% to 150% of the target, based on the average attainment of the annual performance conditions.
(2)Includes shares withheld in connection with the net share settlement of RSUs.
As of July 31, 2025, there was a total of $2.9 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
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
As of July 31, 2025, there was a total of $5 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately two years.
Note 14. Contract Balances and Performance Obligations
Contract Balances
Contract assets and unearned revenue balances were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	July 31, 2025	January 31, 2025
Contract assets:
Contract assets, current	Trade and other receivables, net	$460	$373
Contract assets, noncurrent	Other assets	45	44
Total contract assets		$505	$417
Unearned revenue (1):
Unearned revenue, current	Unearned revenue	$3,852	$4,467
Unearned revenue, noncurrent	Unearned revenue, noncurrent	65	80
Total unearned revenue		$3,917	$4,547
(1)Included in this balance are amounts related to professional services that are subject to cancellation and pro-rated refund rights of $73 million and $83 million as of July 31, 2025, and January 31, 2025, respectively.

Revenues of $1.7 billion and $1.6 billion were recognized during the three months ended July 31, 2025, and 2024, respectively, that were included in the unearned revenue balances as of April 30, 2025, and 2024, respectively. Revenues of $3.1 billion and $2.8 billion were recognized during the six months ended July 31, 2025, and 2024, respectively, that were included in the unearned revenue balances as of January 31, 2025, and 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2025, approximately $25.4 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $7.9 billion and $14.1 billion of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of July 31, 2025, were not material.
Note 15. Other Income, Net
Other income, net consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Interest income	$88	$88	$180	$181
Interest expense (1)	(29)	(28)	(57)	(57)
Other (2)	(3)	(3)	(3)	(8)
Total other income, net	$56	$57	$120	$116
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 10, Debt.
(2)Other primarily includes the net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 16. Income Taxes
We reported an income tax provision of $111 million and $52 million for the six months ended July 31, 2025, and 2024, respectively. The income tax provision for the six months ended July 31, 2025, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions. The income tax provision for the six months ended July 31, 2024, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions, offset by the excess tax benefit from share-based compensation.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative, such as historic results, future reversals of existing deferred tax liabilities, and projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. As of July 31, 2025, we continue to maintain valuation allowances related to tax credits in certain state jurisdictions and net operating loss in certain foreign jurisdictions. We will continue to evaluate the need for valuation allowances for our deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“The 2025 Tax Act”) was signed into law. The 2025 Tax Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and modifications to the international tax framework. The 2025 Tax Act did not have a material impact on our annual effective tax rate, and is expected to reduce our domestic cash tax outflows for the remainder of fiscal 2026. Due to the complexity and various upcoming effective dates of the 2025 Tax Act, we are still in the process of assessing its impact on our consolidated financial statements. The final impact may differ from our current estimates based on further analysis, regulatory guidance, and any legislative changes.
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
The following table presents the calculation of basic and diluted net income per share (in millions, except number of shares, which are reflected in thousands, and per share data):

	Three Months Ended July 31,				Six Months Ended July 31,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income per share, basic:
Numerator:
Net income	$185	$43	$106	$26	$239	$57	$191	$48
Denominator:
Weighted-average shares outstanding, basic	216,167	50,610	212,612	52,705	215,794	50,855	211,998	52,887
Net income per share, basic	$0.86	$0.86	$0.50	$0.50	$1.11	$1.11	$0.90	$0.90
Net income per share, diluted:
Numerator:
Net income	$185	$43	$106	$26	$239	$57	$191	$48
Reallocation of net income as a result of conversion of Class B to Class A common stock	43	0	26	0	57	0	48	0
Reallocation of net income to Class B common stock	0	0	0	0	0	(1)	0	(1)
Net income for diluted calculation	$228	$43	$132	$26	$296	$56	$239	$47
Denominator:
Weighted-average shares outstanding, basic	216,167	50,610	212,612	52,705	215,794	50,855	211,998	52,887
Conversion of Class B to Class A common stock	50,610	0	52,705	0	50,855	0	52,887	0
Dilutive effect of share-based awards	3,403	0	2,632	0	3,591	0	4,243	0
Weighted-average shares outstanding, diluted	270,180	50,610	267,949	52,705	270,240	50,855	269,128	52,887
Net income per share, diluted	$0.84	$0.84	$0.49	$0.49	$1.09	$1.09	$0.89	$0.89
The computation of diluted net income per share does not include the effect of the following potentially outstanding weighted-average shares of common stock because their effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Total weighted-average shares related to outstanding share-based awards	227	6,321	214	3,196

Note 18. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
United States	$1,764	$1,561	$3,445	$3,054
Other countries	584	524	1,143	1,021
Total revenues	$2,348	$2,085	$4,588	$4,075
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

	July 31, 2025	January 31, 2025
United States	$1,144	$1,197
Ireland	517	215
Other countries	179	163
Total long-lived assets	$1,840	$1,575
Note 19. Restructuring
In February 2025, we announced a restructuring plan (“Fiscal 2026 Restructuring Plan”) intended to prioritize our investments and continue advancing our ongoing focus on durable growth. This plan resulted in the elimination of approximately 7.5% of our workforce. In connection with this plan, we have exited certain owned office space. The activities associated with this plan were substantially completed in the second quarter of fiscal 2026.
We incurred $232 million in charges in connection with this plan, of which $65 million was recognized in the fourth quarter of fiscal 2025, $166 million was recognized in the first quarter of fiscal 2026, and $1 million was recognized in the second quarter of fiscal 2026. The total charges consisted of $198 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $34 million related to an impairment of office space.
Fiscal 2026 Restructuring Plan activity was as follows (in millions):

	Three Months Ended July 31, 2025			Six Months Ended July 31, 2025
	Workforce Reduction	Office Space Reduction	Total	Workforce Reduction	Office Space Reduction	Total
Restructuring liability, beginning of the period	$86	$0	$86	$57	$0	$57
Charges	1	0	1	133	34	167
Payments	(81)	0	(81)	(144)	0	(144)
Non-cash items	0	0	0	(40)	(34)	(74)
Restructuring liability, end of the period	$6	$0	$6	$6	$0	$6
Additionally, we recorded exit charges of $1 million and $8 million associated with office space reductions under a separate restructuring plan during the three and six months ended July 31, 2024.

Note 20. Subsequent Event
In August 2025, we entered into a definitive agreement to acquire Paradox, Inc., a candidate experience agent that uses conversational AI to simplify the job application journey, for approximately $1.0 billion in cash, subject to customary purchase price adjustments. The acquisition is expected to close during the third quarter of fiscal 2026, subject to the satisfaction of closing conditions, including required regulatory approvals.

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
In February 2025, we announced a restructuring plan (“Fiscal 2026 Restructuring Plan”), which was intended to prioritize our investments and continue advancing our ongoing focus on durable growth. The plan resulted in the reduction of approximately 7.5% of our workforce. In connection with this plan, we exited certain owned office space.

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
Financial Results Overview
The following table provides an overview of our key metrics (in millions, except percentages, basis points, and headcount data):

	Three Months Ended July 31,			Six Months Ended July 31,
	2025	2024	Change	2025	2024	Change
Total revenues	$2,348	$2,085	13%	$4,588	$4,075	13%
Subscription services revenues	$2,169	$1,903	14%	$4,228	$3,719	14%

GAAP operating income	$248	$111	123%	$287	$175	64%
Non-GAAP operating income (1)	$680	$518	31%	$1,358	$1,033	31%

GAAP operating margin	10.6%	5.3%	524 bps	6.3%	4.3%	198 bps
Non-GAAP operating margin (1)	29.0%	24.9%	412 bps	29.6%	25.4%	424 bps

Operating cash flows				$1,073	$943	14%
Free cash flows (1)				$1,009	$807	25%

				As of July 31,
				2025	2024	Change
Total subscription revenue backlog				$25,375	$21,582	18%
12-month subscription revenue backlog				$7,910	$6,797	16%

Cash, cash equivalents, and marketable securities				$8,186	$7,373	11%

Headcount				19,517	19,908	(2)%
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
Subscription services revenues accounted for approximately 92% of our total revenues for the three and six months ended July 31, 2025, and represented 97% of our total unearned revenue as of July 31, 2025. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Costs and Expenses
Costs of subscription services revenues. Costs of subscription services revenues consist primarily of expenses associated with hosting our applications, providing standard customer support, and delivering enhanced customer support services. These costs include employee-related expenses, expenses related to data center capacity and third-party hosted infrastructure, and depreciation of our data center equipment.
Costs of professional services revenues. Costs of professional services revenues consist primarily of employee-related expenses associated with these services, subcontractor expenses, and travel expenses.
Product development expenses. Product development expenses consist primarily of employee-related expenses associated with our efforts to add new features and applications, increase functionality, and enhance the ease of use of our cloud applications, as well as expenses related to third-party hosted infrastructure.
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
General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for our finance and accounting, legal, human resources, and information systems personnel, as well as professional services fees and other corporate expenses.

Restructuring expenses. Restructuring expenses are associated with a formal restructuring program and consist of charges related to workforce reductions, including employee transition, severance payments, employee benefits, and share-based compensation, as well as charges associated with the closure of facilities and other exit and disposal activities.
Results of Operations
Revenues
Our total revenues were as follows (in millions, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2025	2024	% Change	2025	2024	% Change
Subscription services	$2,169	$1,903	14%	$4,228	$3,719	14%
Professional services	179	182	(2)%	360	356	1%
Total revenues	$2,348	$2,085	13%	$4,588	$4,075	13%
Total revenues were $2.3 billion for the three months ended July 31, 2025, compared to $2.1 billion for the prior year period, an increase of $263 million, or 13%. Subscription services revenues were $2.2 billion for the three months ended July 31, 2025, compared to $1.9 billion for the prior year period, an increase of $266 million, or 14%. Approximately 60% of the increase in subscription services revenues was attributable to expansion within our customers that existed as of the beginning of the comparable prior year period, and the remaining 40% was attributable to customers added after the beginning of the comparable prior year period. Professional services revenues were $179 million for the three months ended July 31, 2025, compared to $182 million for the prior year period, a decrease of $3 million, or 2%. Professional services revenues remained relatively flat with the change due to variation in project size and mix of deployment and integration services provided as we continue to expand and leverage our service partners.
Total revenues were $4.6 billion for the six months ended July 31, 2025, compared to $4.1 billion for the prior year period, an increase of $513 million, or 13%. Subscription services revenues were $4.2 billion for the six months ended July 31, 2025, compared to $3.7 billion for the prior year period, an increase of $509 million, or 14%. Approximately 60% of the increase in subscription services revenues was attributable to expansion within our customers that existed as of the beginning of the prior fiscal year, and the remaining 40% was attributable to customers added after the beginning of the prior fiscal year. Professional services revenues were $360 million for the six months ended July 31, 2025, compared to $356 million for the prior year period, an increase of $3 million, or 1%. Professional services revenues remained relatively flat with the change due to variation in project size and mix of deployment and integration services provided as we continue to expand and leverage our service partners.
Gross Revenue Retention Rate
Our growth in subscription services revenues attributable to existing customers is further reflected by our gross revenue retention rate of approximately 97% as of July 31, 2025. Our gross revenue retention rate measures the percentage of recurring revenue retained from existing customers and is calculated by taking total annual recurring revenue (“ARR”) of our customers as of the corresponding prior period-end and comparing that to ARR from that same set of customers as of the current period-end. The metric takes into account recurring revenues lost to product or customer churn but does not account for additional revenue earned from add-ons or net expansions, which include volume and price adjustments. Our high gross revenue retention rate demonstrates our ability to maintain our existing customer base and drive strong overall customer satisfaction.
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

Subscription Revenue Backlog
As of July 31, 2025, our total subscription revenue backlog was $25.4 billion, with $7.9 billion expected to be recognized in revenues over the next 12 months. As of July 31, 2024, our total subscription revenue backlog was $21.6 billion, with $6.8 billion expected to be recognized in revenues over the next 12 months. The increase in subscription revenue backlog was primarily driven by expansion within our existing customer base, sales to new customers, and timing of renewals for existing customers.
Costs and Expenses
Our costs and expenses were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Costs of subscription services	$370	$304	$720	$594
Costs of professional services	212	207	399	406
Product development	660	649	1,322	1,305
Sales and marketing	641	611	1,264	1,184
General and administrative	216	202	429	403
Restructuring	1	1	167	8
Total costs and expenses	$2,100	$1,974	$4,301	$3,900
Total costs and expenses were $2.1 billion for the three months ended July 31, 2025, compared to $2.0 billion for the prior year period, an increase of $126 million, or 6%. The increase in total costs and expenses included increases of $52 million in employee-related expenses, net of restructuring-related cost savings, $46 million in third-party hosted infrastructure expenses, $27 million in facilities and IT-related expenses, and $10 million in amortization of deferred sales commissions.
Total costs and expenses were $4.3 billion for the six months ended July 31, 2025, compared to $3.9 billion for the prior year period, an increase of $400 million, or 10%. Included in the increase in total costs and expenses was $159 million in restructuring expenses primarily related to the Fiscal 2026 Restructuring Plan. Additional increases included $88 million in employee-related expenses, net of restructuring-related cost savings, $72 million in third-party hosted infrastructure expenses, $52 million in facilities and IT-related expenses, and $19 million in amortization of deferred sales commissions.
Costs of Subscription Services
Costs of subscription services were $370 million for the three months ended July 31, 2025, compared to $304 million for the prior year period, an increase of $66 million, or 22%. The increase in costs of subscription services included increases of $43 million in third-party hosted infrastructure expenses, $18 million in employee-related expenses primarily due to delivering our enhanced customer support services, net of restructuring-related cost savings, and $7 million in facilities and IT-related expenses.
Costs of subscription services were $720 million for the six months ended July 31, 2025, compared to $594 million for the prior year period, an increase of $126 million, or 21%. The increase in costs of subscription services included increases of $64 million in third-party hosted infrastructure expenses, $37 million in employee-related expenses due to delivering our enhanced customer support services, net of restructuring-related cost savings, and $17 million in facilities and IT-related expenses.
We expect costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including third-party hosted infrastructure, and as we grow our enhanced customer support services.
Costs of Professional Services
Costs of professional services were $212 million for the three months ended July 31, 2025, compared to $207 million for the prior year period, an increase of $5 million, or 2%. Costs of professional services remained relatively flat as a result of restructuring-related cost savings that reduced employee-related expenses.
Costs of professional services were $399 million for the six months ended July 31, 2025, compared to $406 million for the prior year period, a decrease of $7 million, or 2%. Costs of professional services remained relatively flat as a result of restructuring-related cost savings that reduced employee-related expenses.

We expect costs of professional services as a percentage of total revenues to continue to decline as we expand and leverage our service partners to deploy our applications and focus on growing our subscription revenues.
Product Development
Product development expenses were $660 million for the three months ended July 31, 2025, compared to $649 million for the prior year period, an increase of $10 million, or 2%. Product development expenses remained relatively flat as a result of restructuring-related cost savings that reduced employee-related expenses.
Product development expenses were $1.3 billion for the six months ended July 31, 2025, compared to $1.3 billion for the prior year period, an increase of $17 million, or 1%. Product development expenses remained relatively flat as a result of restructuring-related cost savings that reduced employee-related expenses.
We expect product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies, including costs incurred for hardware maintenance, third-party hosted infrastructure, and facilities and IT.
Sales and Marketing
Sales and marketing expenses were $641 million for the three months ended July 31, 2025, compared to $611 million for the prior year period, an increase of $30 million, or 5%. The increase in sales and marketing expenses included increases of $12 million in employee-related expenses, net of restructuring-related cost savings, $10 million in amortization of deferred sales commissions, and $7 million in facilities and IT-related expenses.
Sales and marketing expenses were $1.3 billion for the six months ended July 31, 2025, compared to $1.2 billion for the prior year period, an increase of $80 million, or 7%. The increase in sales and marketing expenses included increases of $37 million in employee-related expenses, net of restructuring-related cost savings, $19 million in amortization of deferred sales commissions, and $13 million in facilities and IT-related expenses.
We expect sales and marketing expenses to increase in absolute dollars as we continue to invest domestically and internationally to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
General and administrative expenses were $216 million for the three months ended July 31, 2025, compared to $202 million for the prior year period, an increase of $14 million, or 7%. The increase in general and administrative expenses was primarily driven by higher employee-related expenses, which were partially offset by restructuring-related cost savings.
General and administrative expenses were $429 million for the six months ended July 31, 2025, compared to $403 million for the prior year period, an increase of $26 million, or 6%. The increase in general and administrative expenses included increases of $10 million in employee-related expenses, net of restructuring-related cost savings, and $8 million in facilities and IT-related expenses.
We expect general and administrative expenses will continue to increase in absolute dollars as we continue to grow our business and invest in our people, processes, and systems to support our global operations.
Restructuring
Restructuring expenses of $167 million for the six months ended July 31, 2025, were related to the Fiscal 2026 Restructuring Plan, and included $133 million for employee transition, severance payments, employee benefits, and share-based compensation, and $34 million for an impairment of office space.
Restructuring expenses of $8 million for the six months ended July 31, 2024, were related to exit charges associated with office space reductions under a separate restructuring plan.

Share-based Compensation
Costs and expenses include share-based compensation expense as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Costs of subscription services	$39	$35	$81	$73
Costs of professional services	28	28	58	59
Product development	170	163	353	336
Sales and marketing	84	77	177	149
General and administrative	70	67	140	138
Restructuring	0	0	42	0
Total share-based compensation expense	$391	$370	$851	$755
Percentage of total revenues	16.7%	17.7%	18.5%	18.5%
Share-based compensation expense increased by $21 million for the three months ended July 31, 2025, compared to the prior year period, primarily due to additional grants to new and existing employees.
Share-based compensation expense increased by $96 million for the six months ended July 31, 2025, compared to the prior year period, primarily due to the Fiscal 2026 Restructuring Plan and additional grants to new and existing employees.
Equity compensation is an important element of our compensation philosophy. While we expect share-based compensation expense to grow in absolute dollars as we expand our global workforce, we expect it to decline as a percentage of total revenues.
Operating Income and Operating Margin
GAAP operating income was $248 million, or 10.6% of revenues, for the three months ended July 31, 2025, compared to the prior year GAAP operating income of $111 million, or 5.3% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth, moderation of operating expenses, including share-based compensation, and restructuring-related cost savings.
GAAP operating income was $287 million, or 6.3% of revenues, for the six months ended July 31, 2025, compared to the prior year GAAP operating income of $175 million, or 4.3% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth, moderation of operating expenses, including share-based compensation, and restructuring-related cost savings, partially offset by the Fiscal 2026 Restructuring Plan expenses recognized in the first quarter.
Non-GAAP operating income was $680 million, or 29.0% of revenues, for the three months ended July 31, 2025, compared to the prior year non-GAAP operating income of $518 million, or 24.9% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth, moderation of operating expenses, and restructuring-related cost savings.
Non-GAAP operating income was $1.4 billion, or 29.6% of revenues, for the six months ended July 31, 2025, compared to the prior year non-GAAP operating income of $1.0 billion, or 25.4% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth, moderation of operating expenses, and restructuring-related cost savings.

Reconciliations of our GAAP to non-GAAP operating income and operating margin were as follows (in millions, except percentages). See “Non-GAAP Financial Measures” below for further information.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Operating income	$248	$111	$287	$175
Share-based compensation expense (1)	391	370	809	755
Employer payroll tax-related items on employee stock transactions (1)	12	10	39	48
Amortization of acquisition-related intangible assets	21	20	42	37
Acquisition-related costs	7	6	14	10
Restructuring costs	1	1	167	8
Non-GAAP operating income	$680	$518	$1,358	$1,033

Operating margin	10.6%	5.3%	6.3%	4.3%
Share-based compensation expense (1)	16.7%	17.7%	17.6%	18.5%
Employer payroll tax-related items on employee stock transactions (1)	0.5%	0.6%	0.8%	1.2%
Amortization of acquisition-related intangible assets	0.9%	1.0%	0.9%	1.0%
Acquisition-related costs	0.3%	0.3%	0.3%	0.2%
Restructuring costs	0.0%	0.0%	3.7%	0.2%
Non-GAAP operating margin	29.0%	24.9%	29.6%	25.4%
(1)For the six months ended July 31, 2025, the Share-based compensation expense and Employer payroll tax-related items on employee stock transactions lines in the GAAP to non-GAAP reconciliation tables above exclude $42 million and $2 million, respectively, related to the Fiscal 2026 Restructuring Plan. These expenses are included in the Restructuring costs lines.
Other Income, Net
Other income, net was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Total other income, net	$56	$57	$120	$116
Other income, net decreased by $1 million for the three months ended July 31, 2025, and increased by $4 million for the six months ended July 31, 2025, compared to the prior year periods.

Provision For Income Taxes
The provision for income taxes was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Provision for income taxes	$76	$36	$111	$52
The income tax provision for the six months ended July 31, 2025, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions.
The income tax provision for the six months ended July 31, 2024, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions, offset by the excess tax benefit from share-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act (“The 2025 Tax Act”) was signed into law. The 2025 Tax Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and modifications to the international tax framework. The 2025 Tax Act did not have a material impact on our annual effective tax rate and is expected to reduce our domestic cash tax outflows for the remainder of fiscal 2026. Due to the complexity and various upcoming effective dates of the 2025 Tax Act, we are still in the process of assessing its impact on our consolidated financial statements. The final impact may differ from our current estimates based on further analysis, regulatory guidance, and any legislative changes.
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
Liquidity and Capital Resources
As of July 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $8.2 billion, which were primarily held for working capital and general corporate purposes. Our cash equivalents and marketable securities are primarily composed of, in order from largest to smallest, corporate bonds, U.S. treasury securities, money market funds, U.S. agency obligations, asset-backed securities, and commercial paper. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
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
Our long-term future capital requirements depend on many factors, including the effects of macroeconomic trends, customer growth rates, subscription renewal activity, headcount growth, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, infrastructure development, and our investment and acquisition activities. As part of our strategy, we may choose to seek additional debt or equity financing, which may not be available on terms favorable to us or at all. Additionally, our cash provided by operating activities could be affected by various risks and uncertainties, including the “Risk Factors” included in Part II, Item 1A of this report.

Our cash flows were as follows (in millions):

	Six Months Ended July 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$1,073	$943
Investing activities	(510)	(603)
Financing activities	(850)	(715)
Effect of exchange rate changes	2	0
Net decrease in cash, cash equivalents, and restricted cash	$(285)	$(375)
Operating Activities
Cash provided by operating activities was $1.1 billion and $943 million for the six months ended July 31, 2025, and 2024, respectively. The improvement in cash provided by operating activities was primarily the result of higher cash collections of $427 million due to increased sales, partially offset by increased employee-related payments of $176 million, which include payments made under the Fiscal 2026 Restructuring Plan, and increased supplier payments of $95 million to support our continued growth.
Investing Activities
Cash used in investing activities was $510 million for the six months ended July 31, 2025, which primarily resulted from net cash outflow of $431 million related to marketable debt securities activity, capital expenditures of $64 million mainly for office space projects, and purchases of $15 million for non-marketable equity investments.
Cash used in investing activities was $603 million for the six months ended July 31, 2024, which primarily related to cash consideration of $522 million for the acquisition of HiredScore, net of cash acquired, and capital expenditures of $136 million for data center and office space projects, offset by proceeds of $57 million related to marketable debt securities activity.
We expect capital expenditures will be approximately $200 million in fiscal 2026. This primarily includes investments in our office facilities to support our continued growth.
Financing Activities
Cash used in financing activities was $850 million for the six months ended July 31, 2025, which primarily resulted from repurchases of common stock of $589 million under our share repurchase programs and taxes paid of $372 million related to net share settlement of equity awards, offset by proceeds of $111 million from the issuance of common stock from employee equity plans.
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
Free cash flows were $1.0 billion for the six months ended July 31, 2025, compared to $807 million for the prior year period. The improvement was primarily the result of higher cash collections of $427 million due to increased sales and decreased capital expenditures of $72 million, partially offset by increased employee-related payments of $176 million, which include payments made under the Fiscal 2026 Restructuring Plan, and increased supplier payments of $95 million to support our continued growth.

Reconciliation of our GAAP net cash provided by operating activities to non-GAAP free cash flows is as follows (in millions):

	Six Months Ended July 31,
	2025	2024
Net cash provided by operating activities	$1,073	$943
Less: Capital expenditures	(64)	(136)
Free cash flows	$1,009	$807
Share Repurchase Programs
In August 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock (“August 2024 Share Repurchase Program”), and in May 2025, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of our outstanding shares of Class A common stock (“May 2025 Share Repurchase Program”).
Prior to the August 2024 and May 2025 Share Repurchase Programs, our Board of Directors authorized a $500 million share repurchase program in February 2024, which we completed in the third quarter of fiscal 2025, and a $500 million share repurchase program in November 2022, which we completed in the first quarter of fiscal 2025.
For further information, see Note 13, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Senior Notes, agreements for third-party hosted infrastructure platforms for business operations, leases for office space and co-location facilities for data center capacity, and other purchase obligations entered into in the ordinary course of business. Except as discussed in Note 11, Leases, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, there have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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
•Amortization of acquisition-related intangible assets. For business combinations, we generally allocate a portion of the purchase price to intangible assets. The amount of the allocation is based on estimates and assumptions made by management and is subject to amortization. The amount of purchase price allocated to intangible assets and the term of the related amortization can vary significantly and are unique to each acquisition and thus we do not believe this activity is reflective of our ongoing operations. Although we exclude the amortization of acquisition-related intangible assets from these non-GAAP financial measures, we believe that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation.
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
See “Results of Operations—Operating Income and Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating income and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin, for the three and six months ended July 31, 2025, and 2024.
See “Liquidity and Capital Resources—Free Cash Flows” for a reconciliation from the most comparable GAAP financial measure, net cash provided by operating activities, to the non-GAAP financial measure, free cash flows, for the six months ended July 31, 2025, and 2024.
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

We believe that the following critical accounting policies involve a high degree of judgment and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Income taxes
•Business combinations, goodwill, and acquisition-related intangible assets
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. During the three and six months ended July 31, 2025, there were no significant changes to our critical accounting policies and estimates.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of July 31, 2025, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $8.2 billion and $8.0 billion as of July 31, 2025, and January 31, 2025, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, and asset-backed securities. The cash, cash equivalents, and marketable securities are held primarily for working capital and general corporate purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $114 million market value reduction or increase in our investment portfolio as of July 31, 2025. A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $89 million market value reduction or increase in our investment portfolio as of January 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
We have experienced, and may in the future experience, defects, system disruptions, outages, and other performance problems, including the failure of our applications to perform properly. These problems may be caused by a variety of factors, including infrastructure and software or code changes, vendor issues, software and system defects, human error, viruses, worms, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. For example, in July 2025, we identified an issue impacting reporting from high-volume data sources in the tenants of certain customers that may have yielded incomplete queries without displaying an error message. We have notified impacted customers and remediated the issue. All of these issues may result in increased operational costs, delays in new feature rollouts, customer loss, reputational damage, and legal or regulatory liability, including liability under customer contracts.
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
We operate on a global scale, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. Global economic developments, including new or increased tariffs, geopolitical volatilities, downturns or recessions, political instability, and global health crises may negatively affect us or our ability to accurately forecast and plan our future business activity. In addition, volatile economic and geopolitical situations have led and could lead to further economic disruption. Any sustained adverse impacts from these and other recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.
Our future revenues rely on continued demand by existing customers and the acquisition of new customers who may be subject to economic hardship due to recent macroeconomic events, including concerns about the impact of potential or imposed tariffs, inflation or the interest rate environment, and may delay or reduce their enterprise software spending to preserve capital and liquidity. In connection with recent macroeconomic events, we have experienced and may continue to experience delays in purchasing decisions from existing and prospective customers, increased demand for price concessions and delayed payment terms, and a reduction in customer demand. Our business, financial condition, and operating results may be negatively impacted in future periods due to the prolonged impacts of recent macroeconomic events, which may not be fully reflected in our operating results and overall financial performance until future periods.
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
In February 2025, we announced the Fiscal 2026 Restructuring Plan, which was intended to prioritize our investments and continue advancing our ongoing focus on durable growth. The plan resulted in the reduction of approximately 7.5% of our workforce and could negatively impact our ability to attract, retain, and motivate employees.
We must also continue to retain, develop, and motivate existing employees through our compensation practices, company culture, and career development opportunities. Further, our current and future office environments and our current hybrid work policy may not meet the expectations of our employees or prospective employees, and may amplify challenges in recruiting and retention. We believe that a critical component of our success has been our corporate culture and our core values. As we continue to grow and change, we may find it difficult to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions, including difficulties due to managing the complexities of communicating with all employees. Efforts to restructure our workforce, such as the Fiscal 2026 Restructuring Plan, may be disruptive and adversely impact employee morale or our corporate culture. Failure to maintain or adapt our culture could negatively affect our ability to attract new employees or to retain our current employees and our business and future growth prospects could be adversely affected.

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
Our primary competitors are Oracle and SAP, well-established providers of financial management and HCM applications, which have long-standing relationships with customers and partners. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based or AI-powered solutions. These vendors include, without limitation: Anaplan, Inc., Automatic Data Processing, Inc., Coupa Software Inc., Dayforce, Inc., Infor, Inc., Microsoft Corporation, ServiceNow, Inc., and UKG Inc. In order to take advantage of customer demand for cloud and AI-powered applications, legacy vendors are expanding their cloud or AI-powered applications through acquisitions, strategic alliances, and organic development. In addition, other cloud or AI platform companies that provide services in different target markets or industries may develop applications or acquire companies that operate in our target markets or industries, and some potential customers may elect to develop their own internal applications. As the market evolves and as existing and new market participants introduce new types of technologies, such as generative and agentic AI, and different approaches that enable organizations to address their HCM and financial needs, we expect this competition to intensify in the future.
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
•restrictive governmental actions focused on cross-border trade, such as import and export restrictions, duties, quotas, potential or imposed tariffs, trade disputes, and barriers or sanctions, as well as any retaliatory actions, that may prevent us from offering certain portions of our products or services to a particular market, may increase our operating costs, or may subject us to monetary fines or penalties;
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, privacy, intellectual property, financial services, AI, and data protection laws and regulations;
•increased compliance costs related to government regulatory reviews or audits, including those related to international cybersecurity and sustainability requirements;
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
Our customers have no obligation to renew their subscriptions for our applications after the expiration of either the initial or renewed subscription period. Our customers’ renewal rates fluctuate as a result of a number of factors, including their level of satisfaction with our applications and pricing, their awareness and adoption of the benefits and features of our applications, their ability to continue their operations and spending levels, reductions in their headcount, the evolution of their business, and the macroeconomic environment. If our customers do not renew their subscriptions for our applications on similar pricing terms or renew for fewer elements of our applications or for a lower headcount, our revenues may decline, and we may not be able to meet our revenue projections, which could negatively impact our business and the market price of our Class A common stock.
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
We are increasingly building AI into the Workday product suite, including generative and agentic AI, and we are increasingly using AI products and technologies in the course of running our business at Workday. As with many cutting-edge innovations, these technologies can present new risks and challenges. A quickly evolving technical, legal, and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address ethical, legal, operational, or compliance requirements or other issues related to AI. For example, the European Union’s (“EU”) AI Act (“EU AI Act”) puts new requirements on providers and deployers of AI technologies and we are currently working to ensure compliance with corresponding deadlines. Additionally, existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict and subject to change over time. The risks and challenges presented by these technologies could undermine public confidence in AI, which could slow its adoption and affect our business. Many of our products are powered by AI, some of which include the use of large language models and generative and agentic AI, for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. To the extent that the products and technologies we develop and utilize rely on the use of large language models or agentic capabilities provided by third parties, we face additional uncertainties and liabilities. Any failure to accurately identify and address our responsibilities and liabilities in this uncertain environment, and to adequately address relevant ethical and social issues that may arise with such technologies and use cases, as well as failure by others in our industry or actions taken by our customers, employees, or end users (including misuse of these technologies), could negatively affect the adoption of our offerings and subject us to reputational harm, regulatory action, or litigation, which may harm our financial condition and operating results. We are currently defending against a lawsuit alleging that our products and services enable discrimination, and although we believe that such claims lack merit, and the majority of the claims have been dismissed, legal proceedings can be lengthy, expensive, and disruptive to our operations and customers (particularly where, as in the present litigation, the plaintiff may seek to also litigate against certain of Workday’s customers). We may be subject to other litigation and regulatory actions that may cause financial, competitive, and developmental impacts, and could lead to legal liability. Regardless of outcome, these types of claims have and could continue to cause reputational harm to our brand, including our ability to sell newly acquired products that use AI. Our employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI may express opinions that could introduce reputational or business harm, or cease their relationship with us.
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

If we are not able to realize a return on our current development efforts or offer new features, enhancements, and modifications to our products and services that are desired by current or potential customers, our business and operating results could be adversely affected.
Developing software applications and related enhancements, features, and modifications, including those involving AI, including generative and agentic AI or other emerging technologies, is expensive, and the investment in product development often involves a long return on investment cycle. We believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. However, we may not receive significant revenues from these investments for several years, if at all. If we are unable to provide new features, enhancements to user experience, and modifications in a timely and cost-effective manner that achieve market acceptance, align with customer expectations, and that keep pace with rapid technological developments and changing regulatory landscapes, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers and our business and operating results could be adversely affected. For example, AI is propelling advancements in technology, but if we fail to innovate and keep up with advancements in AI technology, if Workday’s AI-powered solutions, including our current and planned agentic AI solutions, fail to be delivered as planned or at all, fail to operate as expected or to meet customer expectations, if we fail to successfully monetize our AI-powered solutions, or if we do not have sufficient access to development resources and the technologies required to build and improve our applications, our business and reputation may be harmed.
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
We depend on relationships with third-party technology and content providers and other key suppliers, and are also dependent on third parties for the license of certain software and development tools that are incorporated into or used with our applications or used to help improve our own internal systems, processes, or controls. For example, we leverage software and services for development tools and to deliver applications from many third-party suppliers including Amazon Web Services and Google Cloud. If the operations of these third parties are disrupted, our own operations may suffer, which could adversely impact our operating results. Additionally, if we are unsuccessful in establishing or maintaining our relationships with these third parties, or if the quality of their products or performance is inadequate, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer.
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
These impacts may continue through integration activities. Moreover, we may be unable to complete proposed transactions timely or at all for a variety of reasons, such as our failure to obtain any necessary funding, the failure to obtain required regulatory or other approvals, or the impact of litigation or other disputes. We also may not achieve the anticipated benefits from an acquisition due to a number of factors, including:
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
Our disclosures related to corporate responsibility and sustainability-related matters expose us to risks that could adversely affect our reputation and performance.
The positions we take on corporate responsibility and sustainability-related matters, human capital management initiatives, and ethical issues from time to time may impact our brand, reputation, or ability to attract or retain customers. In particular, our brand and reputation are associated with our public commitments to environmental sustainability (including our science-based targets), strong corporate governance practices, equality, inclusivity, and ethical use, and any perceived changes in our dedication to these commitments could impact our relationships with potential and current customers, employees, stockholders, and other stakeholders. These commitments reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.
Our ability to achieve any sustainability-related objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:
•the availability and cost of low- or non-carbon-based energy sources;
•the evolving regulatory requirements affecting sustainability standards or disclosures;
•the ability of suppliers to meet our sustainability and other related standards;
•our ability to recruit, develop, and retain diverse talent in our global labor markets;
•the availability and cost of high-quality verified emissions reductions and renewable energy credits; and
•the ability to renew existing or execute on new virtual power purchase agreements.
Standards for tracking and reporting sustainability matters continue to evolve. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting sustainability metrics, including sustainability-related disclosures that may be required by various regulatory bodies, and such standards have and may continue to change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. It is likely that increasing regulatory requirements and regulatory scrutiny related to sustainability-related matters will continue to expand globally and result in higher associated compliance costs. Further, we may rely on data and calculations provided by third parties to measure and report our sustainability metrics and if the data input or calculations are incorrect or incomplete, our brand, reputation, and financial performance may be adversely affected.

If our sustainability or other corporate responsibility practices do not align with or meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquirer, or service provider could be negatively impacted. For example, an increasing number of stakeholders, regulators, and lawmakers have expressed or pursued contrary views towards sustainability initiatives, including the proposal or enactment of anti-environmental, social, and governance policies, legislation, executive orders, or initiatives or the issuance of related legal opinions. Conflicting laws, regulations, and executive orders and a lack of harmonization of legal and regulatory environments and stakeholder expectations across the jurisdictions in which we operate may create enhanced compliance risks and costs. We may also face increasing scrutiny from our investors, customers, employees, and other stakeholders relating to the appropriate role of sustainability and corporate responsibility practices and disclosure. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.
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

Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of security researchers, including those who appear to offer a solution to a vulnerability in exchange for some compensation, and insiders, to sophisticated hacker organizations, including state-sponsored actors who may launch coordinated attacks, such as retaliatory cyber-attacks stemming from the Russia-Ukraine conflict or attacks motivated by the type of data that is processed by our customers, including our public sector customers, on our platform. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security events. As our market presence grows, we face increased risks of cybersecurity attack or other security threats. Additionally, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, and coordinated and more difficult to defend against. Key cybersecurity risks range from viruses, worms, ransomware, and other malicious software programs, to social engineering attacks, to fraud, to credential theft or abuse, to exploitation of software bugs or other defects, to targeted attacks against cloud services and other hosted software, to exploitation of unmanaged software or systems, any of which can result in a compromise of our applications or systems and the data we store or process, and can result in disclosure of Workday confidential information and intellectual property, production downtimes, reputational harm, and an increase in costs to the business. For example, we recently were targeted as part of a social engineering campaign against many large organizations, resulting in unauthorized access to some commonly available business contact information in our third-party customer relationship management platform. As the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and often are not identified until they are launched against a target, and because evidence of unauthorized activity may not have been captured or retained, or may be proactively destroyed by unauthorized actors, we may be unable to anticipate these attacks, assess the true impact they may have on our business and operations, or to implement adequate preventative measures. Any cyber-attacks and other security events may have a significant or material impact on our business and operating results.
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
Privacy concerns, evolving regulation of cloud computing, cross-border data transfer, and other domestic or foreign laws and regulations, including those that seek to regulate access to data, may reduce the adoption of our applications, result in significant costs and compliance challenges, and adversely affect our business and operating results.
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
Additionally, a final rule issued by the U.S. Department of Justice that establishes a “Data Security Program” came into effect on April 8, 2025. The new rule and Data Security Program prohibit and restrict certain transactions that could result in access to bulk U.S. sensitive personal data or U.S. government-related data by countries of concern, including China (which includes Hong Kong and Macau). The new rule imposes certain diligence, security, audit and record-keeping requirements, and may adversely impact certain of our global business operations, including by restricting access to data by subsidiaries, affiliates, and vendors.
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
For example, the technologies underlying AI and its uses are subject to a variety of laws and regulations, including those governing intellectual property, privacy, data protection, cybersecurity, consumer protection, competition, and equal opportunity, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. and international governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity, data protection, and product safety laws to AI and its uses or are considering general legal frameworks for AI and its uses, such as the EU AI Act.
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
We are regularly involved with claims, suits, purported class or representative actions, and may be involved in regulatory and government investigations and other proceedings, involving competition, intellectual property, data security and privacy, bankruptcy, tax and related compliance, labor and employment, commercial disputes, and other matters. Such claims, suits, actions, regulatory and government investigations, and other proceedings can impose a significant burden on management and employees, could prevent us from offering one or more of our applications, services, or features to others, could require us to change our technology or business practices, or could result in monetary damages, fines, civil or criminal penalties, and have and could continue to cause reputational harm or other adverse consequences. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact in our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.
We are subject to risks related to government contracts and related procurement regulations, which may adversely impact our business and operating results.
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration, and performance, which present certain risks and challenges not present in private commercial agreements, including varying governmental budgeting processes, contracting policies and requirements, changes in governmental administrations and policies, fluctuations due to government spending cuts and shutdowns, highly competitive and lengthy bidding process, and adherence to complex regulatory requirements and executive orders, and could adversely impact our business and operating results. Further, we have experienced and may in the future experience challenges by third parties to contracts awarded with government entities. Government certification requirements applicable to our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the authorization to use or received a certification. These laws and regulations provide public sector customers with various rights, many of which are not typically found in commercial contracts. For example, some federal contracts provide for delays, interruptions, or termination by the government at any time, with or without cause, which can adversely affect our business and operating results and impact other existing or prospective government contracts.
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
We operate and are subject to taxes in the United States and numerous other jurisdictions throughout the world. Changes to federal, state, local, or international tax laws on income, sales, use, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations have recently been enacted or are currently being considered by the United States and other countries where we do business. Contemplated legislative initiatives include, but are not limited to, changes to transfer pricing policies and definitional changes to permanent establishment that could be applied solely or disproportionately to services provided over the internet. These contemplated tax initiatives, if finalized and adopted by countries, may ultimately impact our effective tax rate and could adversely affect our sales activity resulting in a negative impact on our operating results and cash flows.
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
In fiscal 2023, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Additionally, in fiscal 2023, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of July 31, 2025, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
As of July 31, 2025, our Co-Founder and CEO Emeritus, David Duffield, together with his affiliates, held voting rights with respect to approximately 42 million shares of Class B common stock and 0.1 million shares of Class A common stock. As of July 31, 2025, our Co-Founder and Executive Chair, Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.4 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2025. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended July 31, 2025 (in millions, except number of shares which are reflected in thousands and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 1, 2025 - May 31, 2025	351	$251.64	351	$1,421
June 1, 2025 - June 30, 2025	597	246.78	597	1,274
July 1, 2025 - July 31, 2025	268	234.95	268	1,211
Total	1,216		1,216
(1)In August 2024, our Board of Directors authorized the August 2024 Share Repurchase Program, under which we may repurchase up to $1.0 billion of our outstanding shares of Class A common stock, and in May 2025, our Board of Directors authorized the May 2025 Share Repurchase Program, under which we may repurchase up to an additional $1.0 billion of our outstanding shares of Class A common stock. For further information, see Note 13, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended July 31, 2025, the following directors and/or officers of Workday adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Action	Total Shares of Class A Common Stock to be Sold	Adoption Date	Expiration Date
Richard Sauer, Chief Legal Officer	Adopt	41,656(1)	June 12, 2025	July 14, 2026
Michael McNamara, Director	Adopt	15,393	July 10, 2025	April 14, 2026
(1)Includes shares to be withheld by Workday in mandatory transactions to cover withholding taxes in connection with the settlement of equity awards.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Workday, Inc.

Dated: August 22, 2025	/s/ Zane Rowe
Zane Rowe Chief Financial Officer (Principal Financial Officer)

Dated: August 22, 2025	/s/ Mark Garfield
Mark Garfield Chief Accounting Officer (Principal Accounting Officer)