Form 10-Q
period 2025-10-31
Workday, Inc.
filed 2025-11-26
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of November 24, 2025, there were approximately 213 million shares of the registrant’s Class A common stock, net of treasury stock, and 50 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	October 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,609	$1,543
Marketable securities	4,234	6,474
Trade and other receivables, net	1,750	1,950
Deferred costs	286	267
Prepaid expenses and other current assets	296	311
Total current assets	9,175	10,545
Property and equipment, net	1,132	1,239
Operating lease right-of-use assets	721	336
Deferred costs, noncurrent	573	561
Acquisition-related intangible assets, net	549	361
Deferred tax assets	905	1,039
Goodwill	4,263	3,478
Other assets	433	418
Total assets	$17,751	$17,977
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$103	$108
Accrued expenses and other current liabilities	352	296
Accrued compensation	574	578
Unearned revenue	3,871	4,467
Operating lease liabilities	117	99
Total current liabilities	5,017	5,548
Debt, noncurrent	2,986	2,984
Unearned revenue, noncurrent	70	80
Operating lease liabilities, noncurrent	690	279
Other liabilities	109	52
Total liabilities	8,872	8,943
Stockholders’ equity:
Common stock	0	0
Additional paid-in capital	12,311	11,463
Treasury stock	(2,706)	(1,308)
Accumulated other comprehensive income (loss)	(69)	84
Accumulated deficit	(657)	(1,205)
Total stockholders’ equity	8,879	9,034
Total liabilities and stockholders’ equity	$17,751	$17,977
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenues:
Subscription services	$2,244	$1,959	$6,473	$5,678
Professional services	188	201	547	557
Total revenues	2,432	2,160	7,020	6,235
Costs and expenses (1):
Costs of subscription services	395	329	1,115	924
Costs of professional services	196	201	595	606
Product development	666	647	1,988	1,952
Sales and marketing	677	620	1,941	1,804
General and administrative	234	198	662	600
Restructuring	5	0	172	9
Total costs and expenses	2,173	1,995	6,473	5,895
Operating income	259	165	547	340
Other income, net	79	62	198	178
Income before provision for income taxes	338	227	745	518
Provision for income taxes	86	34	197	86
Net income	$252	$193	$548	$432
Net income per share, basic	$0.95	$0.73	$2.06	$1.63
Net income per share, diluted	$0.94	$0.72	$2.03	$1.61
Weighted-average shares used to compute net income per share, basic	265,870	265,411	266,387	265,062
Weighted-average shares used to compute net income per share, diluted	268,629	268,549	269,700	268,936

(1) Costs and expenses include share-based compensation expense as follows:
	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Costs of subscription services	$39	$35	$120	$108
Costs of professional services	27	28	84	86
Product development	162	162	515	498
Sales and marketing	83	78	261	226
General and administrative	65	65	205	204
Restructuring	0	0	42	0
Total share-based compensation expense	$376	$368	$1,227	$1,122
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net income	$252	$193	$548	$432
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	0	1	3	(2)
Net change in unrealized gains on available-for-sale debt securities, net of tax provision of $2, $2, $7, and $2, respectively	6	5	20	7
Net change in unrealized losses on cash flow hedges, net of tax benefit of $(1), $(1), $(6), and $0, respectively	(1)	(9)	(176)	(10)
Other comprehensive income (loss), net of tax	5	(3)	(153)	(5)
Comprehensive income	$257	$190	$395	$427
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Common stock:
Balance, beginning of period	$0	$0	$0	$0
Issuance of common stock under employee equity plans	0	0	0	0
Shares withheld related to net share settlement of equity awards	0	0	0	0
Balance, end of period	0	0	0	0
Additional paid-in capital:
Balance, beginning of period	12,055	10,869	11,463	10,400
Issuance of common stock under employee equity plans	0	0	111	106
Shares withheld related to net share settlement of equity awards	(122)	(123)	(496)	(518)
Share-based compensation	378	369	1,233	1,127
Balance, end of period	12,311	11,115	12,311	11,115
Treasury stock:
Balance, beginning of period	(1,900)	(1,051)	(1,308)	(608)
Common stock repurchases under share repurchase programs	(806)	(157)	(1,398)	(600)
Balance, end of period	(2,706)	(1,208)	(2,706)	(1,208)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(74)	19	84	21
Other comprehensive income (loss)	5	(3)	(153)	(5)
Balance, end of period	(69)	16	(69)	16
Accumulated deficit:
Balance, beginning of period	(909)	(1,492)	(1,205)	(1,731)
Net income	252	193	548	432
Balance, end of period	(657)	(1,299)	(657)	(1,299)
Total stockholders’ equity	$8,879	$8,624	$8,879	$8,624

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Common stock shares:
Balance, beginning of period	266,904	265,260	266,352	263,862
Issuance of common stock under employee equity plans	1,348	1,340	6,027	6,179
Shares withheld related to net share settlement of equity awards	(519)	(506)	(2,140)	(2,058)
Common stock repurchased	(3,367)	(649)	(5,873)	(2,538)
Other share issuances	45	24	45	24
Balance, end of period	264,411	265,469	264,411	265,469
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net income	$548	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250	235
Share-based compensation expense	1,227	1,122
Amortization of deferred costs	215	185
Non-cash lease expense	84	77
Net (gains) losses on investments	(24)	6
Accretion of discounts on marketable debt securities, net	(52)	(90)
Deferred income taxes	145	38
Other	52	4
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	211	238
Deferred costs	(247)	(178)
Prepaid expenses and other assets	42	57
Accounts payable	(7)	(3)
Accrued expenses and other liabilities	(124)	(136)
Unearned revenue	(659)	(638)
Net cash provided by operating activities	1,661	1,349
Cash flows from investing activities:
Purchases of marketable securities	(2,450)	(3,134)
Maturities of marketable securities	2,062	2,980
Sales of marketable securities	2,653	115
Capital expenditures	(102)	(183)
Business combinations, net of cash acquired	(974)	(824)
Purchases of other intangible assets	0	(3)
Purchases of non-marketable equity and other investments	(17)	(10)
Sales of non-marketable equity and other investments	5	5
Net cash provided by (used in) investing activities	1,177	(1,054)
Cash flows from financing activities:
Repurchases of common stock	(1,391)	(597)
Proceeds from issuance of common stock from employee equity plans	111	106
Taxes paid related to net share settlement of equity awards	(495)	(505)
Net cash used in financing activities	(1,775)	(996)
Effect of exchange rate changes	1	0
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,064	(701)
Cash, cash equivalents, and restricted cash at the beginning of period	1,554	2,024
Cash, cash equivalents, and restricted cash at the end of period	$2,618	$1,323
See Notes to Condensed Consolidated Financial Statements

	Nine Months Ended October 31,
	2025	2024
Supplemental cash flow data:
Cash paid for interest	$110	$110
Cash paid for income taxes, net of refunds	72	48
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	35	66
Taxes related to net share settlement of equity awards, accrued but not paid	14	13

	As of October 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$2,609	$1,311
Restricted cash included in Prepaid expenses and other current assets	9	12
Total cash, cash equivalents, and restricted cash	$2,618	$1,323
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2025, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 11, 2025.
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
Our CODM assesses performance and decides how to allocate resources based on Net income, as reported on the Condensed Consolidated Statements of Operations. Net income is used to evaluate the overall profitability of the business and to guide decisions on how to invest in and grow the business. Our CODM also reviews Total assets, as reported on the Condensed Consolidated Balance Sheets, and Capital expenditures, as reported on the Condensed Consolidated Statements of Cash Flows. Significant segment expenses include the costs and expenses presented on the Condensed Consolidated Statements of Operations. Other segment items include Other income, net and Provision for income taxes.

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
No customer individually accounted for more than 10% of trade and other receivables, net as of October 31, 2025, or January 31, 2025. No customer individually accounted for more than 10% of total revenues during the three and nine months ended October 31, 2025, or 2024.
Other than the United States, no country individually accounted for more than 10% of total revenues during the three and nine months ended October 31, 2025, or 2024.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. This ASU is effective for interim and annual reporting periods beginning in the first quarter of our fiscal 2027, with early adoption permitted. The updated standard provides for adoption on a prospective basis. We are currently evaluating the effect the updated standard will have on our financial statements and related disclosures.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the internal-use software costs capitalization model by eliminating stage-based rules and replacing them with a principles-based framework to be more aligned with modern software development practices. This ASU is effective for interim and annual reporting periods beginning in the first quarter of our fiscal 2029, with early adoption permitted as of the beginning of an annual reporting period. Entities may adopt the guidance using prospective application, retrospective application, or a modified transition approach. We are currently evaluating the effect the updated standard will have on our financial statements and related disclosures.

Note 3. Investments
Debt Securities
As of October 31, 2025, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,559	$12	$0	$1,571
U.S. agency obligations	352	1	0	353
Corporate bonds	2,095	25	0	2,120
Commercial paper	26	0	0	26
Asset-backed securities	156	2	0	158
Supranational securities	27	0	0	27
Total debt securities	$4,215	$40	$0	$4,255
Included in Cash and cash equivalents	$21	$0	$0	$21
Included in Marketable securities	$4,194	$40	$0	$4,234
As of January 31, 2025, debt securities consisted of the following (in millions):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,069	$4	$(1)	$2,072
U.S. agency obligations	634	2	0	636
Corporate bonds	3,532	11	(3)	3,540
Commercial paper	294	0	0	294
Asset-backed securities	104	0	0	104
Supranational securities	5	0	0	5
Total debt securities	$6,638	$17	$(4)	$6,651
Included in Cash and cash equivalents	$177	$0	$0	$177
Included in Marketable securities	$6,461	$17	$(4)	$6,474
The following table presents the fair values of debt securities as of October 31, 2025, by remaining contractual maturity (in millions). Actual maturities may differ from contractual maturities because borrowers may have certain prepayment conditions.

Due within 1 year	$1,049
Due 1 year through 5 years	3,129
Due 5 years through 10 years	47
Due after 10 years	30
Total debt securities	$4,255
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
Interest receivable of $39 million and $53 million was included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of October 31, 2025, and January 31, 2025, respectively.
As of October 31, 2025, and January 31, 2025, unrealized losses on our debt securities were not material. We did not recognize any credit losses related to our debt securities during the periods presented.

We sold $2.7 billion of debt securities during the nine months ended October 31, 2025, with a corresponding realized gain of $24 million. We sold $115 million of debt securities during the nine months ended October 31, 2024, with an immaterial corresponding realized gain.
Equity Investments
Equity investments consisted of the following (in millions):

	Condensed Consolidated Balance Sheets Location	October 31, 2025	January 31, 2025
Money market funds	Cash and cash equivalents	$2,301	$988
Non-marketable equity investments measured using the measurement alternative	Other assets	236	244
Total equity investments		$2,537	$1,232
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

	October 31, 2025	January 31, 2025
Total initial cost	$205	$217
Cumulative net unrealized gains	31	27
Carrying value	$236	$244
During the three and nine months ended October 31, 2025, and 2024, there were no material gains or losses recorded on our non-marketable equity investments.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of October 31, 2025 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$1,571	$0	$0	$1,571
U.S. agency obligations	0	353	0	353
Corporate bonds	0	2,120	0	2,120
Commercial paper	0	26	0	26
Asset-backed securities	0	158	0	158
Supranational securities	0	27	0	27
Money market funds	2,301	0	0	2,301
Foreign currency derivative assets	0	33	0	33
Total assets	$3,872	$2,717	$0	$6,589
Foreign currency derivative liabilities	$0	$111	$0	$111
Total liabilities	$0	$111	$0	$111
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2025 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$2,072	$0	$0	$2,072
U.S. agency obligations	0	636	0	636
Corporate bonds	0	3,540	0	3,540
Commercial paper	0	294	0	294
Asset-backed securities	0	104	0	104
Supranational securities	0	5	0	5
Money market funds	988	0	0	988
Foreign currency derivative assets	0	112	0	112
Total assets	$3,060	$4,691	$0	$7,751
Foreign currency derivative liabilities	$0	$26	$0	$26
Total liabilities	$0	$26	$0	$26
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
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $859 million and $828 million as of October 31, 2025, and January 31, 2025, respectively. Amortization expense for the deferred costs was $75 million and $64 million for the three months ended October 31, 2025, and 2024, respectively, and $215 million and $185 million for the nine months ended October 31, 2025, and 2024, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	October 31, 2025	January 31, 2025
Computers, equipment, and software	$1,317	$1,370
Buildings	702	752
Leasehold improvements	282	252
Furniture, fixtures, and transportation equipment	110	108
Land and land improvements	77	81
Property and equipment, gross	2,488	2,563
Less accumulated depreciation and amortization	(1,356)	(1,324)
Property and equipment, net	$1,132	$1,239
Depreciation expense totaled $59 million and $60 million for the three months ended October 31, 2025, and 2024, respectively, and $180 million and $174 million for the nine months ended October 31, 2025, and 2024, respectively.
Note 7. Business Combinations
Paradox Acquisition
In September 2025, we acquired all outstanding stock of Paradox, Inc. (“Paradox”), a candidate experience agent that uses conversational AI to simplify the job application journey. We have included the financial results of Paradox in our condensed consolidated financial statements from the date of acquisition.
The total acquisition-date fair value of the purchase consideration was $1.1 billion, attributable to cash consideration of $1.0 billion and the fair value of a previously held equity interest of $20 million. The purchase consideration was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The fair values of assets acquired and liabilities assumed may be subject to change over the measurement period as additional information is received and certain tax matters are finalized. The measurement period will end no later than one year from the acquisition date. The preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition were as follows (in millions):

Cash	$75
Acquisition-related intangible assets	253
Goodwill	781
Other assets	49
Other liabilities	(95)
Total purchase consideration, inclusive of previously held equity interest	$1,063
The fair values and weighted-average useful lives of the acquired intangible assets by category were as follows (in millions, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$133	5
Customer relationships	116	9
Backlog	2	3
Trade name	2	1
Total acquisition-related intangible assets	$253	7
The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating Paradox’s technology into our product portfolio. The goodwill is not deductible for income tax purposes.
Separate operating results and pro forma results of operations for Paradox have not been presented as the effect of this acquisition was not material to our financial results.

Other Acquisitions
In August 2025, we completed an acquisition for total purchase consideration of $6 million, resulting in an increase of $1 million and $4 million in acquired developed technology and goodwill, respectively.
Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following as of October 31, 2025 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$606	$(342)	$264
Customer relationships	478	(197)	281
Backlog	17	(15)	2
Trade name	16	(14)	2
Total	$1,117	$(568)	$549
Acquisition-related intangible assets, net consisted of the following as of January 31, 2025 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$473	$(303)	$170
Customer relationships	362	(171)	191
Backlog	15	(15)	0
Trade name	14	(14)	0
Total	$864	$(503)	$361
Amortization expense related to acquisition-related intangible assets was $25 million and $20 million for the three months ended October 31, 2025, and 2024, respectively, and $67 million and $58 million for the nine months ended October 31, 2025, and 2024, respectively.
As of October 31, 2025, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in millions):

Fiscal Period:
Remainder of 2026	$30
2027	99
2028	93
2029	83
2030	75
Thereafter	169
Total	$549
Note 9. Other Assets
Other assets consisted of the following (in millions):

	October 31, 2025	January 31, 2025
Non-marketable equity and other investments	$239	$247
Contract assets	54	44
Prepayments for goods and services	31	16
Technology patents and other intangible assets, net	24	25
Deposits	13	10
Derivative assets	12	52
Other	60	24
Total other assets	$433	$418

Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of October 31, 2025, our future estimated amortization expense was as follows (in millions):

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
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows. Gains or losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of October 31, 2025, we estimate that $26 million of net losses recorded in AOCI related to our cash flow hedges will be reclassified into earnings within the next 12 months.
As of October 31, 2025, and January 31, 2025, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $3.0 billion and $2.8 billion, respectively, and the notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $433 million and $420 million, respectively. All contracts had maturities of less than 51 months.
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
As of October 31, 2025, and January 31, 2025, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $229 million and $242 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $535 million and $91 million, respectively.

The fair values of outstanding derivative instruments were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	October 31, 2025	January 31, 2025
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$17	$59
Cash flow hedges	Other assets	12	52
Non-designated hedges	Prepaid expenses and other current assets	4	1
Total derivative assets		$33	$112
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$49	$22
Cash flow hedges	Other liabilities	49	3
Non-designated hedges	Accrued expenses and other current liabilities	12	1
Non-designated hedges	Other liabilities	1	0
Total derivative liabilities		$111	$26
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in millions):

	Three Months Ended October 31,
Condensed Consolidated Statements of Operations Location	2025		2024
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$2,432	$3	$2,160	$7
Costs and expenses	2,173	5	1,995	3

	Nine Months Ended October 31,
Condensed Consolidated Statements of Operations Location	2025		2024
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$7,020	$19	$6,235	$23
Costs and expenses	6,473	5	5,895	(2)
Pre-tax gains (losses) associated with cash flow hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income Locations	Three Months Ended October 31,		Nine Months Ended October 31,
		2025	2024	2025	2024
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$6	$0	$(158)	$11
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	3	7	19	23
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	5	3	5	(2)
Gains (losses) associated with non-designated hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations Location	Three Months Ended October 31,		Nine Months Ended October 31,
		2025	2024	2025	2024
Gains (losses) related to non-designated hedges	Other income, net	$3	$0	$(10)	$(2)

We manage our exposure to counterparty risk by entering into foreign currency forward contracts with a diversified group of nine major financial institutions and by actively monitoring outstanding positions. We are subject to netting agreements with all of these counterparties, under which we are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. After consideration of these netting arrangements, the total net settlement amount related to our foreign currency forward contracts is an asset position of $4 million and a liability position of $82 million as of October 31, 2025, and an asset position of $86 million as of January 31, 2025.
Although legally enforceable master netting arrangements exist between Workday and each counterparty, it is our policy to present the derivatives gross on the Condensed Consolidated Balance Sheets. Our foreign currency forward contracts are not subject to any credit contingent features or collateral requirements.
Note 11. Debt
Outstanding debt consisted of the following (in millions):

	October 31, 2025	January 31, 2025
2027 Notes	$1,000	$1,000
2029 Notes	750	750
2032 Notes	1,250	1,250
Total principal amount	3,000	3,000
Less: unamortized debt discount and issuance costs	(14)	(16)
Debt, noncurrent	$2,986	$2,984
As of October 31, 2025, our future principal payments for the outstanding debt were as follows (in millions):

Fiscal Period:
Remainder of 2026	$0
2027	0
2028	1,000
2029	0
2030	750
Thereafter	1,250
Total principal amount	$3,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of October 31, 2025, and January 31, 2025, we were in compliance with all covenants associated with the Senior Notes.
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

As of October 31, 2025, and January 31, 2025, the total estimated fair value of the Senior Notes was $2.9 billion and $2.8 billion, respectively. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
Credit Agreement
In fiscal 2023, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of October 31, 2025, and January 31, 2025, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.
The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of October 31, 2025, and January 31, 2025, we were in compliance with all covenants included in the 2022 Credit Agreement.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Contractual interest expense	$28	$28	$83	$83
Interest cost related to amortization of debt discount and issuance costs	1	1	3	3
Total interest expense	$29	$29	$86	$86
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $721 million and $336 million as of October 31, 2025, and January 31, 2025, respectively, and operating lease liabilities were $807 million and $378 million as of October 31, 2025, and January 31, 2025, respectively.
In July 2025, the 20-year lease for our new European headquarters in Dublin, Ireland, commenced, following its execution in the first quarter of fiscal 2026. This resulted in the recognition of an operating lease right-of-use asset of $313 million, and a corresponding operating lease liability of $333 million.

The components of operating lease expense were as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Operating lease cost	$40	$30	$105	$88
Short-term lease cost	0	0	1	1
Variable lease cost	14	15	38	39
Total operating lease cost	$54	$45	$144	$128
Supplemental cash flow information related to our operating leases was as follows (in millions):

	Nine Months Ended October 31,
	2025	2024
Cash paid for operating lease liabilities	$97	$80
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	467	123
Other information related to our operating leases was as follows:

	October 31, 2025	January 31, 2025
Weighted average remaining lease term (in years)	11	5
Weighted average discount rate	4.16%	4.20%
As of October 31, 2025, maturities of operating lease liabilities were as follows (in millions):

Fiscal Period:
Remainder of 2026	$36
2027	137
2028	143
2029	114
2030	78
Thereafter	527
Total lease payments	1,035
Less imputed interest	(228)
Total operating lease liabilities	$807
As of October 31, 2025, we had operating leases for office space that had not yet commenced with total undiscounted lease payments of $36 million. These operating leases will commence in fiscal 2026 and fiscal 2027, with lease terms ranging from approximately five to ten years.
Note 13. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the nine months ended October 31, 2025, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of October 31, 2025, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 14. Stockholders’ Equity
Common Stock
As of October 31, 2025, there were 214 million shares of Class A common stock, net of treasury stock, and 50 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Share Repurchase Programs
We repurchase shares of our Class A common stock under share repurchase programs authorized by our Board of Directors. Under these programs, in accordance with applicable securities laws and other restrictions, we may repurchase shares of our Class A common stock through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, or by other means. The timing and total amount of share repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase programs have no expiration date, may be suspended or discontinued at any time, and do not obligate us to acquire any amount of Class A common stock.
Share repurchase programs authorized by our Board of Directors that were in effect during the three and nine months ended October 31, 2025, and 2024, were as follows (in millions):

Authorization Date	Amount Authorized	Authorization Completion Date
November 2022	$500	Q1 fiscal 2025
February 2024	500	Q3 fiscal 2025
August 2024	1,000	Q3 fiscal 2026
May 2025	1,000
September 2025	4,000
The table below sets forth information regarding repurchase of shares under our share repurchase programs (in millions, except number of shares which are reflected in thousands, and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Total number of shares repurchased	3,367	649	5,873	2,538
Average price paid per share (1)	$238.40	$242.42	$237.42	$236.73
Amount repurchased (1)	$803	$157	$1,394	$600
(1)Amounts exclude excise tax and commissions.
All repurchases were made in open market transactions. As of October 31, 2025, we were authorized to repurchase a remaining $4.4 billion of our outstanding shares of Class A common stock under our share repurchase programs.
Employee Equity Plans
In fiscal 2023, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. Shares that are forfeited or withheld in connection with the net share settlement of restricted stock units (“RSUs”) are added to the reserves of the 2022 Plan. As of October 31, 2025, 13 million shares of Class A common stock were available for future grants under the 2022 Plan.
In fiscal 2023, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“2012 ESPP”). Under the 2012 ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of October 31, 2025, 2 million shares of Class A common stock were available for issuance under the 2012 ESPP.

Restricted Stock Units and Performance-Based Restricted Stock Units
The Stock Plans provide for the issuance of RSUs and performance-based restricted stock units (“PSUs”) to employees and non-employees. RSUs generally vest over four years. Activity during the nine months ended October 31, 2025, was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding balance as of January 31, 2025	14,361	$226.52
Granted- restricted stock units	7,281	219.30
Granted- performance-based restricted stock units (1)	84	215.98
Vested	(3,322)	227.69
Forfeited and canceled (2)	(3,672)	224.06
Outstanding balance as of October 31, 2025	14,732	223.24
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
As of October 31, 2025, there was a total of $2.7 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
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
As of October 31, 2025, there was a total of $4 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately two years.
Note 15. Contract Balances and Performance Obligations
Contract Balances
Contract assets and unearned revenue balances were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	October 31, 2025	January 31, 2025
Contract assets:
Contract assets, current	Trade and other receivables, net	$512	$373
Contract assets, noncurrent	Other assets	54	44
Total contract assets		$566	$417
Unearned revenue (1):
Unearned revenue, current	Unearned revenue	$3,871	$4,467
Unearned revenue, noncurrent	Unearned revenue, noncurrent	70	80
Total unearned revenue		$3,941	$4,547
(1)Included in this balance are amounts related to professional services that are subject to cancellation and pro-rated refund rights of $79 million and $83 million as of October 31, 2025, and January 31, 2025, respectively.

Revenues of $1.8 billion and $1.6 billion were recognized during the three months ended October 31, 2025, and 2024, respectively, that were included in the unearned revenue balances as of July 31, 2025, and 2024, respectively. Revenues of $3.9 billion and $3.6 billion were recognized during the nine months ended October 31, 2025, and 2024, respectively, that were included in the unearned revenue balances as of January 31, 2025, and 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of October 31, 2025, approximately $26.0 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $8.2 billion and $14.6 billion of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of October 31, 2025, were not material.
Note 16. Other Income, Net
Other income, net consisted of the following (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Interest income	$84	$86	$263	$267
Interest expense (1)	(29)	(29)	(86)	(86)
Other (2)	24	5	21	(3)
Total other income, net	$79	$62	$198	$178
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 11, Debt.
(2)Other primarily includes the realized gains (losses) from sales of debt securities and net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 17. Income Taxes
We reported an income tax provision of $197 million and $86 million for the nine months ended October 31, 2025, and 2024, respectively. The income tax provision for the nine months ended October 31, 2025, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions. The income tax provision for the nine months ended October 31, 2024, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions, offset by the excess tax benefit from share-based compensation and increase in research and development credits.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative, such as historic results, future reversals of existing deferred tax liabilities, and projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. As of October 31, 2025, we continue to maintain valuation allowances related to tax credits in certain state jurisdictions and net operating loss in certain foreign jurisdictions. We will continue to evaluate the need for valuation allowances for our deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“The 2025 Tax Act”) was signed into law. The 2025 Tax Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and modifications to the international tax framework. The 2025 Tax Act did not have a material impact on our annual effective tax rate and is expected to reduce our domestic cash tax outflows for the remainder of fiscal 2026. Due to the complexity and various upcoming effective dates of the 2025 Tax Act, we are still in the process of assessing its impact on our condensed consolidated financial statements. The final impact may differ from our current estimates based on further analysis, regulatory guidance, and any legislative changes.
Note 18. Net Income Per Share
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
The following table presents the calculation of basic and diluted net income per share (in millions, except number of shares, which are reflected in thousands, and per share data):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net income per share, basic:
Numerator:
Net income	$205	$47	$155	$38	$444	$104	$346	$86
Denominator:
Weighted-average shares outstanding, basic	215,620	50,250	213,047	52,364	215,736	50,651	212,350	52,712
Net income per share, basic	$0.95	$0.95	$0.73	$0.73	$2.06	$2.06	$1.63	$1.63
Net income per share, diluted:
Numerator:
Net income	$205	$47	$155	$38	$444	$104	$346	$86
Reallocation of net income as a result of conversion of Class B to Class A common stock	47	0	38	0	104	0	86	0
Reallocation of net income to Class B common stock	0	0	0	0	0	(1)	0	(1)
Net income for diluted calculation	$252	$47	$193	$38	$548	$103	$432	$85
Denominator:
Weighted-average shares outstanding, basic	215,620	50,250	213,047	52,364	215,736	50,651	212,350	52,712
Conversion of Class B to Class A common stock	50,250	0	52,364	0	50,651	0	52,712	0
Dilutive effect of share-based awards	2,759	0	3,138	0	3,313	0	3,874	0
Weighted-average shares outstanding, diluted	268,629	50,250	268,549	52,364	269,700	50,651	268,936	52,712
Net income per share, diluted	$0.94	$0.94	$0.72	$0.72	$2.03	$2.03	$1.61	$1.61
The computation of diluted net income per share does not include the effect of the following potentially outstanding weighted-average shares of common stock because their effect would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Total weighted-average shares related to outstanding share-based awards	3,487	258	1,305	2,217

Note 19. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the United States and to customers located outside of the United States. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
United States	$1,825	$1,623	$5,270	$4,676
Other countries	607	537	1,750	1,559
Total revenues	$2,432	$2,160	$7,020	$6,235
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

	October 31, 2025	January 31, 2025
United States	$1,161	$1,197
Ireland	516	215
Other countries	176	163
Total long-lived assets	$1,853	$1,575
Note 20. Restructuring
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
We incurred $237 million in charges in connection with this plan, of which $65 million was recognized in the fourth quarter of fiscal 2025, $166 million was recognized in the first quarter of fiscal 2026, and the remainder was recognized thereafter. The total charges consisted of $198 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $39 million related to an impairment of office space.
Fiscal 2026 Restructuring Plan activity was as follows (in millions):

	Three Months Ended October 31, 2025			Nine Months Ended October 31, 2025
	Workforce Reduction	Office Space Reduction	Total	Workforce Reduction	Office Space Reduction	Total
Restructuring liability, beginning of the period	$6	$0	$6	$57	$0	$57
Charges	0	5	5	133	39	172
Payments	(1)	0	(1)	(145)	0	(145)
Non-cash items	0	(5)	(5)	(40)	(39)	(79)
Restructuring liability, end of the period	$5	$0	$5	$5	$0	$5
We recorded $9 million in exit charges associated with office space reductions under a separate restructuring plan during the nine months ended October 31, 2024.

Note 21. Subsequent Events
In November 2025, we completed our acquisition of Sana Labs AB (“Sana”), an AI company building the next generation of enterprise knowledge tools, for approximately $1.0 billion in cash. The acquisition will be accounted for as a business combination and, accordingly, the purchase consideration will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. We are in the process of finalizing the preliminary purchase price allocation for the transaction and will provide the preliminary purchase price allocation within our Annual Report on Form 10-K for the fiscal year ending January 31, 2026.
In November 2025, we entered into a definitive agreement to acquire Pipedream, Inc. (“Pipedream”), an integration platform for AI agents with pre-built connectors to common business applications. The acquisition is expected to close during the fourth quarter of fiscal 2026, subject to the satisfaction of closing conditions.

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
Overview
Workday is the enterprise artificial intelligence (“AI”) platform for managing people, money, and agents. We deliver cloud-based, AI-powered applications for financial management, human capital management (“HCM”), planning, spend management, and analytics. Our diverse customer base includes emerging, medium-sized, and large global organizations within numerous industries, including professional and business services, financial services, healthcare, education, government, technology, media, retail, and hospitality. Workday helps customers deliver better employee experiences, increase productivity, improve operational efficiencies, and provide insights for faster, data-driven decision-making.
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
Financial Results Overview
The following table provides an overview of our key metrics (in millions, except percentages, basis points, and headcount data):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2025	2024	Change	2025	2024	Change
Total revenues	$2,432	$2,160	13%	$7,020	$6,235	13%
Subscription services revenues	$2,244	$1,959	15%	$6,473	$5,678	14%

GAAP operating income	$259	$165	57%	$547	$340	61%
Non-GAAP operating income (1)	$692	$569	22%	$2,050	$1,602	28%

GAAP operating margin	10.7%	7.6%	301 bps	7.8%	5.5%	233 bps
Non-GAAP operating margin (1)	28.5%	26.3%	215 bps	29.2%	25.7%	352 bps

Operating cash flows				$1,661	$1,349	23%
Free cash flows (1)				$1,559	$1,166	34%

				As of October 31,
				2025	2024	Change
Total subscription revenue backlog				$25,963	$22,191	17%
12-month subscription revenue backlog				$8,206	$6,975	18%

Cash, cash equivalents, and marketable securities				$6,843	$7,157	(4)%

Headcount				20,588	20,493	0%
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
Subscription services revenues accounted for approximately 92% of our total revenues for the three and nine months ended October 31, 2025, and represented 97% of our total unearned revenue as of October 31, 2025. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Results of Operations
Revenues
Our total revenues were as follows (in millions, except percentages):

	Three Months Ended October 31,			Nine Months Ended October 31,
	2025	2024	% Change	2025	2024	% Change
Subscription services	$2,244	$1,959	15%	$6,473	$5,678	14%
Professional services	188	201	(7)%	547	557	(2)%
Total revenues	$2,432	$2,160	13%	$7,020	$6,235	13%
Total revenues were $2.4 billion for the three months ended October 31, 2025, compared to $2.2 billion for the prior year period, an increase of $272 million, or 13%. Subscription services revenues were $2.2 billion for the three months ended October 31, 2025, compared to $2.0 billion for the prior year period, an increase of $286 million, or 15%. Approximately 60% of the increase in subscription services revenues was attributable to expansion within our customers that existed as of the beginning of the comparable prior year period, and the remaining 40% was attributable to customers added after the beginning of the comparable prior year period. Professional services revenues were $188 million for the three months ended October 31, 2025, compared to $201 million for the prior year period, a decrease of $14 million, or 7%. Professional services revenues decreased due to variation in project size and mix of deployment and integration services provided as we continue to expand and leverage our service partners.
Total revenues were $7.0 billion for the nine months ended October 31, 2025, compared to $6.2 billion for the prior year period, an increase of $785 million, or 13%. Subscription services revenues were $6.5 billion for the nine months ended October 31, 2025, compared to $5.7 billion for the prior year period, an increase of $795 million, or 14%. Approximately 60% of the increase in subscription services revenues was attributable to expansion within our customers that existed as of the beginning of the prior fiscal year, and the remaining 40% was attributable to customers added after the beginning of the prior fiscal year. Professional services revenues were $547 million for the nine months ended October 31, 2025, compared to $557 million for the prior year period, a decrease of $10 million, or 2%. Professional services revenues decreased due to variation in project size and mix of deployment and integration services provided as we continue to expand and leverage our service partners.
Gross Revenue Retention Rate
Our growth in subscription services revenues attributable to existing customers is further reflected by our gross revenue retention rate of approximately 97% as of October 31, 2025. Our gross revenue retention rate measures the percentage of recurring revenue retained from existing customers and is calculated by taking total annual recurring revenue (“ARR”) of our customers as of the corresponding prior period-end and comparing that to ARR from that same set of customers as of the current period-end. The metric takes into account recurring revenues lost to product or customer churn but does not account for additional revenue earned from add-ons or net expansions, which include volume and price adjustments. Our high gross revenue retention rate demonstrates our ability to maintain our existing customer base and drive strong overall customer satisfaction.
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

Subscription Revenue Backlog
As of October 31, 2025, our total subscription revenue backlog was $26.0 billion, with $8.2 billion expected to be recognized in revenues over the next 12 months. As of October 31, 2024, our total subscription revenue backlog was $22.2 billion, with $7.0 billion expected to be recognized in revenues over the next 12 months. The increase in subscription revenue backlog was primarily driven by expansion within our existing customer base, sales to new customers, and timing of renewals for existing customers.
Costs and Expenses
Our costs and expenses were as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Costs of subscription services	$395	$329	$1,115	$924
Costs of professional services	196	201	595	606
Product development	666	647	1,988	1,952
Sales and marketing	677	620	1,941	1,804
General and administrative	234	198	662	600
Restructuring	5	0	172	9
Total costs and expenses	$2,173	$1,995	$6,473	$5,895
Total costs and expenses were $2.2 billion for the three months ended October 31, 2025, compared to $2.0 billion for the prior year period, an increase of $178 million, or 9%. The increase in total costs and expenses included increases of $44 million in facilities and IT-related expenses, $44 million in employee-related expenses, net of restructuring-related cost savings, $37 million in third-party hosted infrastructure expenses, $17 million related to marketing programs, $11 million in amortization of deferred sales commissions, and $9 million related to professional services.
Total costs and expenses were $6.5 billion for the nine months ended October 31, 2025, compared to $5.9 billion for the prior year period, an increase of $578 million, or 10%. Included in the increase in total costs and expenses was $163 million in restructuring expenses primarily related to the Fiscal 2026 Restructuring Plan. Additional increases included $131 million in employee-related expenses, net of restructuring-related cost savings, $108 million in third-party hosted infrastructure expenses, $96 million in facilities and IT-related expenses, $30 million in amortization of deferred sales commissions, $18 million related to marketing programs, and $17 million related to professional services.
Costs of Subscription Services
Costs of subscription services were $395 million for the three months ended October 31, 2025, compared to $329 million for the prior year period, an increase of $65 million, or 20%. The increase in costs of subscription services included increases of $32 million in third-party hosted infrastructure expenses, $20 million in employee-related expenses primarily due to delivering our enhanced customer support services, net of restructuring-related cost savings, and $10 million in facilities and IT-related expenses.
Costs of subscription services were $1.1 billion for the nine months ended October 31, 2025, compared to $924 million for the prior year period, an increase of $191 million, or 21%. The increase in costs of subscription services included increases of $96 million in third-party hosted infrastructure expenses, $57 million in employee-related expenses primarily due to delivering our enhanced customer support services, net of restructuring-related cost savings, and $27 million in facilities and IT-related expenses.
We expect costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including third-party hosted infrastructure, and as we grow our enhanced customer support services.
Costs of Professional Services
Costs of professional services were $196 million for the three months ended October 31, 2025, compared to $201 million for the prior year period, a decrease of $4 million, or 2%. Costs of professional services remained relatively flat as a result of restructuring-related cost savings that reduced employee-related expenses.

Costs of professional services were $595 million for the nine months ended October 31, 2025, compared to $606 million for the prior year period, a decrease of $11 million, or 2%. The decrease in costs of professional services included a reduction of $15 million in subcontractor expenses. Employee-related expenses remained relatively flat as a result of restructuring-related cost savings.
We expect costs of professional services as a percentage of total revenues to continue to decline as we expand and leverage our service partners to deploy our applications and focus on growing our subscription revenues.
Product Development
Product development expenses were $666 million for the three months ended October 31, 2025, compared to $647 million for the prior year period, an increase of $19 million, or 3%. The increase in product development expenses included increases of $12 million in facilities and IT-related expenses and $10 million in employee-related expenses, net of restructuring-related cost savings.
Product development expenses were $2.0 billion for the nine months ended October 31, 2025, compared to $2.0 billion for the prior year period, an increase of $36 million, or 2%. The increase in product development expenses included increases of $20 million in facilities and IT-related expenses and $20 million in employee-related expenses, net of restructuring-related cost savings.
We expect product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies, including costs incurred for hardware maintenance, third-party hosted infrastructure, and facilities and IT.
Sales and Marketing
Sales and marketing expenses were $677 million for the three months ended October 31, 2025, compared to $620 million for the prior year period, an increase of $57 million, or 9%. The increase in sales and marketing expenses included increases of $21 million related to marketing programs, $11 million in amortization of deferred sales commissions, and $9 million in facilities and IT-related expenses. Employee-related expenses remained relatively flat as a result of restructuring-related cost savings.
Sales and marketing expenses were $1.9 billion for the nine months ended October 31, 2025, compared to $1.8 billion for the prior year period, an increase of $137 million, or 8%. The increase in sales and marketing expenses included increases of $42 million in employee-related expenses, net of restructuring-related cost savings, $30 million in amortization of deferred sales commissions, $23 million in facilities and IT-related expenses, and $21 million related to marketing programs.
We expect sales and marketing expenses to increase in absolute dollars as we continue to invest domestically and internationally to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
General and administrative expenses were $234 million for the three months ended October 31, 2025, compared to $198 million for the prior year period, an increase of $36 million, or 18%. The increase in general and administrative expenses included increases of $13 million related to professional services, $9 million in employee-related expenses, net of restructuring-related cost savings, and $8 million in facilities and IT-related expenses.
General and administrative expenses were $662 million for the nine months ended October 31, 2025, compared to $600 million for the prior year period, an increase of $62 million, or 10%. The increase in general and administrative expenses included increases of $20 million in employee-related expenses, net of restructuring-related cost savings, $19 million related to professional services, and $15 million in facilities and IT-related expenses.
We expect general and administrative expenses will continue to increase in absolute dollars as we continue to grow our business and invest in our people, processes, and systems to support our global operations.
Restructuring
Restructuring expenses of $172 million for the nine months ended October 31, 2025, were related to the Fiscal 2026 Restructuring Plan, and included $133 million for employee transition, severance payments, employee benefits, and share-based compensation, and $39 million for an impairment of office space.
Restructuring expenses of $9 million for the nine months ended October 31, 2024, were related to exit charges associated with office space reductions under a separate restructuring plan.

Share-based Compensation
Costs and expenses include share-based compensation expense as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Costs of subscription services	$39	$35	$120	$108
Costs of professional services	27	28	84	86
Product development	162	162	515	498
Sales and marketing	83	78	261	226
General and administrative	65	65	205	204
Restructuring	0	0	42	0
Total share-based compensation expense	$376	$368	$1,227	$1,122
Percentage of total revenues	15.5%	17.0%	17.5%	18.0%
Share-based compensation expense increased by $8 million for the three months ended October 31, 2025, compared to the prior year period, primarily due to additional grants to new and existing employees.
Share-based compensation expense increased by $105 million for the nine months ended October 31, 2025, compared to the prior year period, primarily due to the Fiscal 2026 Restructuring Plan and additional grants to new and existing employees.
Equity compensation is an important element of our compensation philosophy. While we expect share-based compensation expense to grow in absolute dollars as we expand our global workforce, we expect it to decline as a percentage of total revenues.
Operating Income and Operating Margin
GAAP operating income was $259 million, or 10.7% of revenues, for the three months ended October 31, 2025, compared to the prior year GAAP operating income of $165 million, or 7.6% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth, moderation of operating expenses, including share-based compensation, and restructuring-related cost savings.
GAAP operating income was $547 million, or 7.8% of revenues, for the nine months ended October 31, 2025, compared to the prior year GAAP operating income of $340 million, or 5.5% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth, moderation of operating expenses, including share-based compensation, and restructuring-related cost savings, partially offset by the Fiscal 2026 Restructuring Plan expenses recognized in the first quarter.
Non-GAAP operating income was $692 million, or 28.5% of revenues, for the three months ended October 31, 2025, compared to the prior year non-GAAP operating income of $569 million, or 26.3% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth, moderation of operating expenses, and restructuring-related cost savings.
Non-GAAP operating income was $2.1 billion, or 29.2% of revenues, for the nine months ended October 31, 2025, compared to the prior year non-GAAP operating income of $1.6 billion, or 25.7% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth, moderation of operating expenses, and restructuring-related cost savings.

Reconciliations of our GAAP to non-GAAP operating income and operating margin were as follows (in millions, except percentages). See “Non-GAAP Financial Measures” below for further information.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Operating income	$259	$165	$547	$340
Share-based compensation expense (1)	376	368	1,185	1,122
Employer payroll tax-related items on employee stock transactions (1)	9	9	47	57
Amortization of acquisition-related intangible assets	25	20	67	58
Acquisition-related costs	18	7	32	16
Restructuring costs	5	0	172	9
Non-GAAP operating income	$692	$569	$2,050	$1,602

Operating margin	10.7%	7.6%	7.8%	5.5%
Share-based compensation expense (1)	15.5%	17.0%	16.9%	18.0%
Employer payroll tax-related items on employee stock transactions (1)	0.3%	0.4%	0.7%	0.9%
Amortization of acquisition-related intangible assets	1.0%	1.0%	1.0%	0.9%
Acquisition-related costs	0.7%	0.3%	0.5%	0.3%
Restructuring costs	0.3%	0.0%	2.3%	0.1%
Non-GAAP operating margin	28.5%	26.3%	29.2%	25.7%
(1)For the nine months ended October 31, 2025, the Share-based compensation expense and Employer payroll tax-related items on employee stock transactions lines in the GAAP to non-GAAP reconciliation tables above exclude $42 million and $2 million, respectively, related to the Fiscal 2026 Restructuring Plan. These expenses are included in the Restructuring costs lines.
Other Income, Net
Other income, net was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Total other income, net	$79	$62	$198	$178
Other income, net increased by $17 million and $20 million for the three and nine months ended October 31, 2025, respectively, compared to the prior year periods. The increase was primarily due to realized gains from debt securities sold in the current quarter to fund acquisition activities and share repurchases.
Provision For Income Taxes
The provision for income taxes was as follows (in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Provision for income taxes	$86	$34	$197	$86

The income tax provision for the nine months ended October 31, 2025, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions.
The income tax provision for the nine months ended October 31, 2024, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions, offset by the excess tax benefit from share-based compensation and increase in research and development credits.
On July 4, 2025, the One Big Beautiful Bill Act (“The 2025 Tax Act”) was signed into law. The 2025 Tax Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and modifications to the international tax framework. The 2025 Tax Act did not have a material impact on our annual effective tax rate and is expected to reduce our domestic cash tax outflows for the remainder of fiscal 2026. Due to the complexity and various upcoming effective dates of the 2025 Tax Act, we are still in the process of assessing its impact on our condensed consolidated financial statements. The final impact may differ from our current estimates based on further analysis, regulatory guidance, and any legislative changes.
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
Liquidity and Capital Resources
As of October 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $6.8 billion, which were primarily held for working capital and general corporate purposes. Our cash equivalents and marketable securities are primarily composed of, in order from largest to smallest, money market funds, corporate bonds, U.S. treasury securities, U.S. agency obligations, asset-backed securities, supranational securities, and commercial paper. We have financed our operations primarily through customer payments, issuance of debt, and sales of our common stock.
We believe our existing cash, cash equivalents, marketable securities, cash provided by operating activities, unbilled amounts related to the remaining term of contracted noncancelable subscription agreements, which are not reflected on the Condensed Consolidated Balance Sheets, and, if necessary, our borrowing capacity under our 2022 Credit Agreement that provides for $1.0 billion of unsecured financing, are sufficient to meet our working capital, capital expenditure, planned acquisition, share repurchase, and debt repayment needs over the next 12 months and beyond.
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
Our cash flows were as follows (in millions):

	Nine Months Ended October 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$1,661	$1,349
Investing activities	1,177	(1,054)
Financing activities	(1,775)	(996)
Effect of exchange rate changes	1	0
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,064	$(701)

Operating Activities
Cash provided by operating activities was $1.7 billion and $1.3 billion for the nine months ended October 31, 2025, and 2024, respectively. The improvement in cash provided by operating activities was primarily the result of higher cash collections of $767 million mainly due to increased sales, partially offset by increased supplier payments of $249 million to support our continued growth and increased employee-related payments of $211 million, which include payments made under the Fiscal 2026 Restructuring Plan.
Investing Activities
Cash provided by investing activities was $1.2 billion for the nine months ended October 31, 2025, which primarily resulted from net inflows of $2.3 billion as we converted marketable debt securities into cash to fund acquisition activities and share repurchases, offset by net outflows of $974 million for acquisitions, and capital expenditures of $102 million mainly for office space projects.
Cash used in investing activities was $1.1 billion for the nine months ended October 31, 2024, which primarily resulted from net outflows of $824 million for acquisitions, capital expenditures of $183 million for data center and office space projects, and net outflows of $39 million related to marketable debt securities.
We expect capital expenditures will be approximately $200 million in fiscal 2026. This primarily includes investments in our office facilities to support our continued growth.
Financing Activities
Cash used in financing activities was $1.8 billion for the nine months ended October 31, 2025, which primarily resulted from repurchases of common stock of $1.4 billion under our share repurchase programs and taxes paid of $495 million related to net share settlement of equity awards, offset by proceeds of $111 million from the issuance of common stock from employee equity plans.
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
Free cash flows were $1.6 billion for the nine months ended October 31, 2025, compared to $1.2 billion for the prior year period. The improvement was primarily the result of higher cash collections of $767 million mainly due to increased sales and decreased capital expenditures of $81 million, partially offset by increased supplier payments of $249 million to support our continued growth and increased employee-related payments of $211 million, which include payments made under the Fiscal 2026 Restructuring Plan.
Reconciliation of our GAAP net cash provided by operating activities to non-GAAP free cash flows is as follows (in millions):

	Nine Months Ended October 31,
	2025	2024
Net cash provided by operating activities	$1,661	$1,349
Less: Capital expenditures	(102)	(183)
Free cash flows	$1,559	$1,166

Share Repurchase Programs
We repurchase shares of our Class A common stock under share repurchase programs authorized by our Board of Directors. Under these programs, in accordance with applicable securities laws and other restrictions, we may repurchase shares of our Class A common stock through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, or by other means. The timing and total amount of share repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase programs have no expiration date, may be suspended or discontinued at any time, and do not obligate us to acquire any amount of Class A common stock.
Share repurchase programs authorized by our Board of Directors that were active during the three and nine months ended October 31, 2025, and 2024, were as follows (in millions):

Authorization Date	Amount Authorized	Authorization Completion Date
November 2022	$500	Q1 fiscal 2025
February 2024	500	Q3 fiscal 2025
August 2024	1,000	Q3 fiscal 2026
May 2025	1,000
September 2025	4,000
As of October 31, 2025, we were authorized to repurchase a remaining $4.4 billion of our outstanding shares of Class A common stock under our share repurchase programs.
For further information, see Note 14, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Senior Notes, agreements for third-party hosted infrastructure platforms for business operations, leases for office space and co-location facilities for data center capacity, and other purchase obligations entered into in the ordinary course of business. There have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, except as discussed below.
In July 2025, a 20-year lease for our new European headquarters in Dublin, Ireland, commenced, resulting in an operating lease liability of $333 million. For further information, see Note 12, Leases, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
In November 2025, we completed our acquisition of Sana Labs AB (“Sana”) for approximately $1.0 billion in cash. For further information, see Note 21, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
See “Results of Operations—Operating Income and Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating income and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin, for the three and nine months ended October 31, 2025, and 2024.
See “Liquidity and Capital Resources—Free Cash Flows” for a reconciliation from the most comparable GAAP financial measure, net cash provided by operating activities, to the non-GAAP financial measure, free cash flows, for the nine months ended October 31, 2025, and 2024.

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
We believe that the following critical accounting policies involve a high degree of judgment and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Income taxes
•Business combinations, goodwill, and acquisition-related intangible assets
For a further discussion of our critical accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. During the three and nine months ended October 31, 2025, there were no significant changes to our critical accounting policies and estimates.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of October 31, 2025, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $6.8 billion and $8.0 billion as of October 31, 2025, and January 31, 2025, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, asset-backed securities, and supranational securities. The cash, cash equivalents, and marketable securities are held primarily for working capital and general corporate purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $68 million market value reduction or increase in our investment portfolio as of October 31, 2025. A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $89 million market value reduction or increase in our investment portfolio as of January 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
We must also continue to retain, develop, and motivate existing employees through our compensation practices, company culture, and career development opportunities. Further, our current and future office environments and our current hybrid work policy may not meet the expectations of our employees or prospective employees, and may amplify challenges in recruiting and retention. We believe that a critical component of our success has been our corporate culture and our core values. As we continue to grow and change, we may find it difficult to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions, including difficulties due to managing the complexities of communicating with all employees. Efforts to restructure our workforce may be disruptive and adversely impact employee morale or our corporate culture. Failure to maintain or adapt our culture could negatively affect our ability to attract new employees or to retain our current employees and our business and future growth prospects could be adversely affected.

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
Our primary competitors are Oracle and SAP, well-established providers of financial management and HCM applications, which have long-standing relationships with customers and partners. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based or AI-powered solutions. These vendors include, without limitation: Anaplan, Inc., Automatic Data Processing, Inc., Coupa Software Inc., Dayforce, Inc., Infor, Inc., Microsoft Corporation, ServiceNow, Inc., and UKG Inc. In order to take advantage of customer demand for cloud and AI-powered applications, legacy vendors are expanding their cloud or AI-powered applications through acquisitions, strategic alliances, and organic development. In addition, other cloud or AI platform companies that provide services in different target markets or industries may develop applications or acquire companies that operate in our target markets or industries, and some potential customers may elect to develop their own internal applications. As the market evolves and as existing and new market participants introduce new types of technologies, such as generative and agentic AI, and different approaches that enable organizations to address their HCM and financial needs, our ability to maintain market differentiation may affect our competitive position.
Furthermore, our current or potential competitors may be acquired by, or merge with, third parties with greater available resources and the ability to initiate or withstand substantial price competition. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings or resources. Many of our competitors also have major distribution agreements with consultants, system integrators, and resellers and such partners may prefer to maintain their existing relationships with competitors. With the introduction of new technologies, such as generative AI, we expect competition to intensify in the future. If our competitors’ products, services, or technologies, including generative and agentic AI capabilities, become more accepted than our products, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable or resonate more with the market than ours, then our revenues could be adversely affected. In addition, our competitors may offer their products and services at a lower price, or may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. Due to the complex nature of implementing financial management solutions, the lifecycle of the contracts for such solutions tends to be long. Therefore, if we lose a current customer to a competitor or fail to secure a prospective customer for financials management solutions, there is a long duration before we will be able to approach that customer again with our sales efforts for such solutions. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business and operating results.
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
•difficulties in appropriately staffing and managing foreign operations and providing appropriate compensation and benefits for local markets;
•difficulties in leveraging executive presence, maintaining company culture globally, and conforming with local cultural contexts and customs;
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
We are increasingly building AI into the Workday product suite, including generative and agentic AI, and we are increasingly using AI products and technologies in the course of running our business at Workday. As with many cutting-edge innovations, these technologies can present new risks and challenges. A quickly evolving technical, legal, and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address ethical, legal, operational, or compliance requirements or other issues related to AI. For example, the European Union’s (“EU”) AI Act (“EU AI Act”) puts new requirements on providers and deployers of AI technologies and we are currently working to ensure compliance with corresponding deadlines. Additionally, existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict and subject to change over time. The risks and challenges presented by these technologies could undermine public confidence in AI, which could slow its adoption and affect our business. Many of our products are powered by AI, some of which include the use of generative and agentic AI, for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. To the extent that the products and technologies we develop and deploy rely on the use of generative or agentic capabilities provided by third parties, we face additional uncertainties and liabilities. Any failure to accurately identify and address our responsibilities and liabilities in this uncertain environment, and to adequately address relevant ethical and social issues that may arise with such technologies and use cases, as well as failure by others in our industry or actions taken by our customers, employees, or end users (including misuse of these technologies), could negatively affect the adoption of our offerings and subject us to reputational harm, regulatory action, or litigation, which may harm our financial condition and operating results. We are currently defending against a lawsuit alleging that certain of our AI-related products and services enable discrimination, and although we believe that such claims lack merit, and the majority of the claims have been dismissed, legal proceedings can be lengthy, expensive, and disruptive to our operations and customers (particularly where, as in the present litigation, the plaintiff may seek to also litigate against certain of Workday’s customers). We may be subject to other litigation and regulatory actions that may cause financial, competitive, and developmental impacts, and could lead to legal liability. Regardless of outcome, these types of claims have and could continue to cause reputational harm to our brand, including our ability to sell newly acquired products that use AI. Our employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI may express opinions that could introduce reputational or business harm, or cease their relationship with us.
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
We continue to seek opportunities to enter into new markets and/or new lines of business, some of which we may have very limited or no experience in. For example, we have and continue to make significant targeted investments in entering the medium-enterprise and U.S. federal government markets and see our success in these markets as key contributors to our future growth. As an entrant to new markets and new lines of business, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate adoption rates of these new lines of business or their underlying technology. Also, we may not be able to properly price our solutions in these new markets, which could negatively affect our ability to sell to customers. Furthermore, customers in these new markets or of the new lines of business may demand more or different features and professional services, which may require us to devote even greater research and development, sales, support, and professional services resources to such customers. If we fail to generate adequate revenues from these new markets and lines of business, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our business, financial condition, and operating results.
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
The financial and personnel resources we employ to implement and maintain security measures, including our information security risk insurance policy, may not be sufficient to address our security needs. The security measures we have in place vary in maturity across the organization and may not be sufficient to protect against security risks, preserve our operations and services and the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches. Our logging may not be and has not been sufficient to fully investigate the scope of an incident. Our information systems have been and may in the future be compromised by computer hackers, employees, contractors, or vendors, as well as software bugs, human error, technical malfunctions, or other malfeasance.

Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of security researchers, including those who appear to offer a solution to a vulnerability in exchange for some compensation, and insiders, to sophisticated hacker organizations, including state-sponsored actors who may launch coordinated attacks, such as retaliatory cyber-attacks stemming from the Russia-Ukraine conflict or attacks motivated by the type of data that is processed by our customers, including our public sector customers, on our platform. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security events. As our market presence grows, we face increased risks of cybersecurity attack or other security threats. Additionally, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, and coordinated and more difficult to defend against. Key cybersecurity risks range from viruses, worms, ransomware, and other malicious software programs, to social engineering attacks, to fraud, to credential theft or abuse, to exploitation of software bugs or other defects, to targeted attacks against cloud services and other hosted software, to exploitation of unmanaged software or systems, any of which can result in a compromise of our applications or systems and the data we store or process, and can result in disclosure of Workday confidential information and intellectual property, production downtimes, reputational harm, and an increase in costs to the business. For example, we recently were targeted as part of a social engineering campaign against many large organizations, resulting in unauthorized access to some of our internal systems including some commonly available business contact information in our third-party customer relationship management platform. As the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and often are not identified until they are launched against a target, and because evidence of unauthorized activity may not have been captured or retained, or may be proactively destroyed by unauthorized actors, we may be unable to anticipate these attacks, assess the true impact they may have on our business and operations, or to implement adequate preventative measures. Any cyber-attacks and other security events may have a significant or material impact on our business and operating results.
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
Over the past five years, the global data privacy compliance landscape has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our data processing creates current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, the EU-U.S. Data Privacy Framework (“DPF”) is in place under which EU data can legally be transferred to the United States. However, it is facing legal challenges. Until challenges to the DPF make their way through the court system, uncertainty may continue about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, General Data Protection Regulation (“GDPR”) requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subprocessors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Other new EU laws, including the EU Data Act, may impose additional rules and restrictions on the use of our products and services. Other countries such as Russia, China, Vietnam, and India have also passed or are in the process of passing laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the United States present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, came into effect on January 1, 2023. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Numerous states have enacted, or are considering, privacy laws as well, creating a patchwork of state laws that may create compliance challenges.
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
Our applications utilize open source software, including open source AI models and platforms, and our strategy of investing in and acquiring such technologies introduces new and heightened risks. Any failure to comply with the terms of one or more of these open source licenses, or to manage the unique risks of open source AI, could negatively affect our business.
Our applications include software covered by open source licenses, which may include, by way of example, the GNU General Public License and the Apache License. Furthermore, our strategy includes acquiring and investing in open-source AI platforms and utilizing AI models that may be governed by novel or untested licenses with ambiguous terms, use-based restrictions, or uncertain legal interpretation. Few terms used in either traditional or new AI-focused open source licenses have been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our applications. We attempt to comply with all open source licensing conditions that apply to our use of open source software. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. Our increasing integration of proprietary AI agents and platforms with open source components may heighten this “copyleft” risk. In addition, the license terms for certain previously open source software or models that we use have changed and the license terms for future versions of open source software that we use might change, requiring us to pay for a commercial license or re-engineer all or a portion of our technologies. In addition to risks related to open source license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.
Beyond licensing compliance, our use of and investment in open source AI models and platforms create distinct and significant risks. Open source AI models may be trained on data of unknown or uncertain provenance, which could include copyrighted or otherwise proprietary, confidential, or private information. If our applications or the agents our customers build using our platforms incorporate such models, we could face claims for copyright infringement and other violations. Open source AI components may also be subject to “data poisoning” and other security vulnerabilities. Many of the risks associated with usage of open source software, particularly in the rapidly evolving field of AI, cannot be eliminated and could negatively affect our business.
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
Additionally, we have obtained authorization under FedRAMP, which allows us to participate in the U.S. federal government market. Such authorization is subject to rigorous compliance and if we were to lose our authorization, it could inhibit or preclude our ability to contract with certain U.S. federal and state government customers. If we fail to maintain FedRAMP authorization, we may fail to retain existing customers or attract new customers that rely on our authorization under FedRAMP, which could subject us to liability, result in reputational harm, and adversely impact our financial condition or operating results.
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
In fiscal 2023, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Additionally, in fiscal 2023, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of October 31, 2025, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
As of October 31, 2025, our Co-Founder and CEO Emeritus, David Duffield, together with his affiliates, held voting rights with respect to approximately 42 million shares of Class B common stock and 0.1 million shares of Class A common stock. As of October 31, 2025, our Co-Founder and Executive Chair, Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.4 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.2 million RSUs, which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of October 31, 2025. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended October 31, 2025, we issued approximately 45 thousand shares of our Class A common stock in connection with acquisitions, which are subject to certain time-based vesting provisions. These shares of our Class A common stock were issued in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended October 31, 2025 (in millions, except number of shares which are reflected in thousands, and per share data):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
August 1, 2025 - August 31, 2025	271	$224.18	271	$1,150
September 1, 2025 - September 30, 2025	2,410	240.76	2,410	4,570
October 1, 2025 - October 31, 2025	686	235.70	686	4,408
Total	3,367		3,367
(1)Amounts exclude excise tax and commissions.
(2)In August 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock, in May 2025, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of our outstanding shares of Class A common stock, and in September 2025, our Board of Directors authorized the repurchase of up to an additional $4.0 billion of our outstanding shares of Class A common stock. For further information, see Note 14, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended October 31, 2025, the following directors and/or officers of Workday adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Action	Total Shares of Class A Common Stock to be Sold	Adoption Date	Expiration Date
Aneel Bhusri, Co-Founder and Executive Chair	Adopt	400,000	October 14, 2025	January 20, 2027
Carl Eschenbach, Chief Executive Officer and Director (1)	Adopt	25,000	October 6, 2025	December 31, 2026
Robert Enslin, Chief Commercial Officer	Adopt	62,025[3]	September 26, 2025	October 31, 2026
Mark Garfield, Chief Accounting Officer	Adopt	14,859[3]	October 14, 2025	January 15, 2027
Gerrit Kazmaier, President, Product & Technology	Adopt	62,196[3]	September 19, 2025	October 9, 2026
George Still, Director (2)	Adopt	20,000	September 30, 2025	December 31, 2026
(1)Adopted by the Eschenbach Family Trust dtd 4/15/2014, Carl Eschenbach Jr and Ana Eschenbach TTEE. The reporting person and his spouse are both trustees and beneficiaries of the trust.
(2)Adopted by the Still Family Trust U/A DTD 03/12/96. The reporting person is a trustee of the trust.
(3)Includes shares to be withheld by Workday in mandatory transactions to cover withholding taxes in connection with the settlement of equity awards.

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

Workday, Inc.

Dated: November 26, 2025	/s/ Zane Rowe
Zane Rowe Chief Financial Officer (Principal Financial Officer)

Dated: November 26, 2025	/s/ Mark Garfield
Mark Garfield Chief Accounting Officer (Principal Accounting Officer)