Form 10-K
period 2026-01-31
Workday, Inc.
filed 2026-03-06
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant as of July 31, 2025 (based on a closing price of $229.38 per share) held by non-affiliates was approximately $49.5 billion.
As of March 4, 2026, there were approximately 210 million shares of the registrant’s Class A common stock and 47 million shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (“Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended January 31, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I
As used in this report, the terms “Workday,” “registrant,” “we,” “us,” and “our” mean Workday, Inc. and its subsidiaries unless the context indicates otherwise.
Our fiscal year ends on January 31. References to fiscal 2026, for example, refer to the year ended January 31, 2026.
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
ITEM 1. BUSINESS
Overview
Workday is the enterprise AI platform for managing people, money, and agents. Workday provides more than 11,500 organizations with cloud solutions powered by artificial intelligence (“AI”) to help solve some of today’s most complex business challenges, including supporting and empowering their workforce, managing their finances and spend in an ever-changing environment, and planning for the unexpected.
We strive to reimagine how work gets done and hope to empower customers to do the same through an innovative suite of solutions with more than 75 million users under contract around the world and across industries – from emerging and medium-sized businesses to more than 65% of the Fortune 500. Central to our purpose is a set of core values – with our employees as number one – along with customer service, innovation, integrity, fun, and profitability. We believe that happy employees lead to happy customers, and we are committed to helping our customers adapt and thrive in this increasingly dynamic business environment.
As organizations face changing conditions, we believe the need for an intuitive, open, scalable, and secure platform that provides unified management of human resources (“HR”), finances, AI agents, suppliers, and planning is more important than ever. Workday AI is built into our platform, allowing us to rapidly deliver and sustain models that can transform business processes and solve countless business problems. Workday’s insight into how people, money, and agents move through organizations provides a depth of context in HR and finance, allowing us to understand how and where work gets done and to strategically design solutions to have the greatest impact. As a result, Workday helps deliver better employee experiences, increase productivity, improve operational efficiencies, and provide insights for faster, data-driven decision-making. In fiscal 2026, we introduced new Workday AI agents to accelerate hiring, enhance frontline worker experiences, simplify financial processes, and improve employee information access. In fiscal 2026, we also announced new Workday AI agents that are expected to be available in fiscal 2027, purpose-built to assist with complex human capital management (“HCM”) and finance processes, such as performance reviews, workforce planning, and financial close. To support our customers and help them continuously adapt how they manage their business and operations, Workday delivers weekly product updates in addition to major feature releases throughout the year. Through this model, Workday customers are able to adopt and implement innovations quickly and adapt at a time that fits their business needs. We sell our solutions worldwide through direct sales by our field sales teams; through referrals and our co-selling partners; by reselling through partners; and over Workday Marketplace. We also offer professional services, as do our Workday Services Partners, to help customers deploy our solutions and continually adopt new capabilities.
Workday’s open platform enables our customers and partners to innovate by building AI-powered solutions and agents that can work across their organization. In fiscal 2026, we announced Workday Build, a new open developer platform that will give customers and our partners the ability to create and share AI-powered solutions directly on the Workday platform. Workday Build will feature Workday Flowise Agent Builder, a low-code tool designed to simplify building, deploying, and managing custom AI agents within Workday that is expected to be available to early adopter customers in fiscal 2027. In fiscal 2026, we also announced Workday Data Cloud, a new data service based on an open architecture and industry standards, such as Apache Iceberg, designed to enable organizations to gain greater strategic value from their HCM and finance data by connecting to their existing analytics platforms and operational systems with bidirectional, zero-copy access. The Workday Data Cloud includes key partnerships that will allow organizations to share data to and from certain other platforms with Workday, helping organizations to securely connect and analyze HCM and finance data in context with customer, market, and operational data. The Workday Data Cloud is expected to become available later in fiscal 2027.
Our innovation strategy includes the selective acquisition of technologies that complement our core offerings and align with our long-term growth objectives. During fiscal 2026, we expanded our AI capabilities through the acquisitions of FlowiseAI, Inc. (“Flowise”), a low-code platform that makes it easy to build AI agents; Paradox, Inc. (“Paradox”), a candidate experience agent that uses conversational AI to simplify every step of the job application journey; Sana Labs AB (“Sana”), a leading AI company building the next generation of enterprise knowledge tools; and Pipedream, Inc. (“Pipedream”), a leading integration platform for AI agents.
Our Capabilities
Workday offers a suite of cloud-based enterprise solutions that address the evolving needs of the C-suite on a platform designed to be open, extensible, and configurable, allowing integration with other applications and the ability for customers and our partners to build custom applications. Workday’s applications and solutions, including HCM, Financial Management, Spend Management, and Planning, address industry-specific needs and serve customers ranging in size from emerging and medium-sized enterprises to Fortune 500 and global companies.
Workday Platform: Solutions for the Offices of the Chief Information Officer (“CIO”), Chief Financial Officer (“CFO”), and Chief Human Resources Officer (“CHRO”)
Workday unifies HR and finance on one platform, helping leaders to empower their organizations with the insights and tools needed to adapt quickly and to make sense of the vast amount of data they collect enterprise-wide. For example, information technology (“IT”) leaders are navigating the complexities of supporting employees in evolving environments, which requires them to build and deploy an adaptable, secure architecture to help ensure global continuity and productivity while remaining agile. Our purpose-built AI agents, along with customer- and partner-built agents, can help customers operate with intelligence and efficiency across the organization. The Workday platform combines both the innovation built by Workday with solutions and agents built on the Workday platform by our customers and partners, providing organizations with the flexibility to integrate Built on Workday applications, agents, and services directly into Workday. By managing their people, money, and agents together on the Workday platform, our customers can gain new possibilities for increased agility, transformation, and performance.
In fiscal 2026, Workday introduced Workday Sana, the AI experience platform for enterprise knowledge, agents, and automation across the Workday ecosystem and beyond. Workday Sana enables organizations to leverage AI for knowledge management and search, take action with AI-powered productivity tools, and automate across enterprise systems from a single, intuitive, and unified experience. Workday Sana connects the workforce with HCM, finance, and IT systems and data and is designed to enable use of AI in ways that align with how work gets done.
Human Capital Management: Solutions for the Office of the CHRO
Workday delivers HCM solutions to help organizations build an agile, skills-based workforce, streamline operations, increase efficiency, and deliver better employee experiences, empowering CHROs to champion the potential of their workforce. Workday’s suite of HCM solutions allows organizations to manage the entire employee lifecycle – from recruitment to retirement – enabling HR teams to hire, onboard, pay, develop, retain, and reskill, and provide meaningful employee experiences that are personalized and helpful, based on listening to the diverse needs of today’s evolving workforce. We are helping organizations manage their total workforce in one seamless experience on Workday through our solutions, including Workday Adaptive Planning, Workday Wellness, Workday Peakon Employee Voice, Workday VNDLY, and Workday HCM.

Workday’s AI-powered talent acquisition solutions, including HiredScore AI for Recruiting, Candidate Experience Agent, and Paradox Conversational Applicant Tracking System, help streamline the recruiting and hiring process.
Financial Management: Solutions for the Office of the CFO
Workday helps organizations accelerate their journeys towards becoming truly digital finance organizations by giving them solutions and tools designed to optimize essential processes while also supporting growth, profitability, and compliance with regulatory requirements. Workday’s suite of financial management applications, built on the Workday platform with AI at the core, helps enable CFOs to manage core financial processes such as payables and receivables; identify real-time financial, operational, and management insights; perform financial consolidation; reduce time-to-close; promote internal controls and auditability; and achieve consistency across global finance operations. Our AI-powered capabilities for finance, including purpose-built AI agents, are designed to transform certain accounting, finance, and procurement processes, helping organizations to efficiently execute complex processes, forecast with predictive insights, reduce friction by connecting with existing systems, and quickly adapt to shifts in business, regulatory, and operational needs.
Spend Management: Solutions for the Office of the CFO
Workday helps enable procurement professionals to support their businesses throughout the source-to-contract process with a set of spend management solutions that help organizations streamline supplier selection and contract management, build and execute sourcing events, such as requests for proposals, and manage indirect spend. Additionally, Workday offers an expense management solution that provides users with flexible ways to submit and approve expenses, while providing leaders the ability to set controls and analyze spend.
Planning: Solutions for the Offices of the CFO and CHRO
In today’s dynamic environment, businesses need to continuously plan and model various scenarios to quickly respond to change. Workday provides an active planning process that can model across finance, workforce, sales, and operational data, helping organizations make more informed decisions and respond quickly to changing situations. Workday AI assists in creating forecasts that incorporate historical and third-party data, such as economic data and labor statistics. When combined with Workday’s HCM and Financial Management solutions, organizations are able to leverage real-time transactional data to dynamically adjust and recalibrate their plans.
Industries: Solutions for the Offices of the CIO, CFO, and CHRO
Workday offers flexible solutions to help customers adapt to their industry-specific needs and respond to change. Workday’s solutions serve industries such as financial services, government, healthcare, higher education, hospitality, manufacturing, professional and business services, retail, technology and media, and transportation. For example, Workday provides supply chain and inventory solutions to healthcare organizations, allowing them to purchase, stock, track, and replenish their inventory to help support patient care. In addition, higher education institutions can deploy Workday to manage the end-to-end student and faculty lifecycle. In fiscal 2026, Workday launched Workday Government, designed to serve the unique needs of the United States (“U.S.”) government. Workday also enables its partner ecosystem to build industry-specific integrations and applications, which customers can find on Workday Marketplace. With Workday Extend, customers can build custom applications that can accommodate their unique industry business needs, complete with the same experience, security model, and reliability of the native applications offered by Workday.
Medium Enterprise: Solutions for HR, Finance, and IT Functional Leaders at Medium-Sized Organizations
Workday offers Workday GO, a simple and scalable HCM and finance solution designed and priced for the specific needs of medium-sized organizations. In fiscal 2026, Workday launched the Workday GO Partner Network, a unified ecosystem of global Workday payroll, benefits, and deployment partners. In fiscal 2026, Workday also introduced a new Deployment Agent for Workday GO to help customers get up and running quickly and Workday GO Global Payroll to help customers pay workers worldwide.

Product Development
At Workday, innovation is a core value, which encourages out-of-the-box thinking and creativity, enabling us to create applications and agents designed to change the way people work. Our product development organization is responsible for product design, development, testing, and certification. We invest significant resources and focus our efforts on developing new applications and core technologies, as well as further enhancing the usability, functionality, reliability, security, performance, and flexibility of existing applications. To grow our suite of Workday solutions and capabilities, we primarily invest in research and development. We also selectively acquire companies that are consistent with our design principles, existing product set, corporate strategy, and company culture, such as our acquisitions of Flowise, Paradox, Sana, and Pipedream in fiscal 2026. We also manage a portfolio of investments through Workday Ventures, our strategic investment arm. We invest primarily in early-stage enterprise software companies that are transforming their industries, developing innovative AI-powered technology, improving customer experiences, helping us expand our solution ecosystem, or supporting other corporate initiatives. We plan to continue making these types of strategic investments as opportunities arise that we find attractive.
Sales and Marketing
We sell our subscription contracts and related services and solutions globally through direct sales, through our sales partners, and over Workday Marketplace. Our direct sales organization consists of field sales and field sales support personnel, and the Workday Field Sales team is aligned by geography, industry, and/or customer size. We also segment our sales teams into two distinct groups: those focused on landing new customer relationships, and those focused on expanding our relationship within our existing customers. We generate customer leads, accelerate sales opportunities, and build brand awareness through our marketing programs and strategic relationships. Our marketing programs largely target senior business leaders, including CFOs, CHROs, and CIOs. We also generate customer leads and transact through our partner ecosystem, including through resellers.
Our sales strategy is focused on both adding new customers and on growing our relationships with our existing customers to expand the adoption of our suite of solutions over time. By extending our go-to-market capabilities globally, we aim to grow our business by selling to new customers in new regions. As our customers realize the benefits of our entire suite of service offerings, we aim to upgrade the customers’ experience with new products and features, and gain additional subscriptions by targeting new functional areas and business units. For example, in fiscal 2026, we introduced Flex Credits, a new subscription-based flexible pricing model for certain AI solutions and platform capabilities, designed to make AI use simple, flexible, and scalable for our customers.
Partner Ecosystem
As a core part of our strategy, we continue to grow our global ecosystem of partners that build new applications and solutions on the Workday platform, source new business with Workday, and deliver quality services and customer outcomes with Workday. These relationships include innovation, sales, services, and strategic partners. Together, Workday and our partners help our customers to better manage their people, money and AI agents.
Workday Build, announced in fiscal 2026, will enable our partners to create and scale AI-powered solutions directly on Workday, and the new AI developer toolset, introduced in fiscal 2026, will help further enable partner developers to customize and connect AI applications and agents on the Workday platform. Workday Marketplace allows customers to find applications, Industry Accelerators, and other integrations and solutions that are purpose-built to complement the Workday platform in targeted countries and industries. Our Industry Accelerator program combines Workday partners, solutions, and services to help speed cloud transformation efforts tailored to solve our customers’ industry-specific challenges. With our strategic partnerships, one aim is to extend the value of the Workday platform and deliver compelling health and financial wellbeing employee services. Strategic partnerships with public cloud providers, including Amazon Web Services, Inc. (“AWS”) and Google Cloud, allow our customers to innovate with modern cloud infrastructure services while reducing their committed spend on cloud. Our global partnerships with payroll providers, including Automatic Data Processing, Inc. (“ADP”), Remote Technology, Inc., and Strada, enable integrated and streamlined payroll solutions across the world. In fiscal 2026, we also introduced the Workday Agent Partner Network, a global ecosystem of partners building AI agents that will connect with Workday. For example, our partnership with Microsoft Corporation (“Microsoft”), announced in fiscal 2026, will enable customers to register and manage agents they build using Microsoft’s systems within the Workday Agent System of Record.
Customers
We sell to emerging, medium-sized, and large global organizations that span numerous industry categories, including financial services, government, healthcare, higher education, hospitality, manufacturing, professional and business services, retail, technology and media, and transportation.

We have built a company culture centered around customer success and satisfaction. As part of their subscription, customers are provided support services and tools to enhance their experience with Workday solutions. This includes 24/7 support; training; a Customer Success Management group to assist customers in production; and Workday Community, an online portal where customers can collaborate and share knowledge and best practices. In addition, we offer Workday Success Plans, a comprehensive, add-on subscription service that delivers continuous value for our customers through strategic advice, product expertise, adoption resources, on-demand education, and technical guidance. We also offer extensive customer training opportunities and a professional services ecosystem of experienced Workday consultants and system integrators to help customers achieve a timely adoption of Workday and enable them to enhance the value of our applications over the life of their subscription.
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
Competition
The overall market for enterprise application software, including AI-powered solutions, is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs, and frequent introductions of new products. We currently compete with large, well-established, enterprise software vendors, such as Oracle Corporation (“Oracle”) and SAP SE (“SAP”). We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, from vendors of specific applications that address only one or a portion of our applications, and from vendors that specialize in specific industries in which we provide services, some of which offer cloud-based or AI-powered solutions. These vendors include, without limitation, Anaplan, Inc.; ADP; Coupa Software Inc.; Dayforce, Inc.; Microsoft; NetSuite; ServiceNow, Inc.; and UKG Inc.
In addition, other cloud or AI platform companies that provide services in different target markets or industries may develop applications or acquire companies that operate in our target markets or industries, and some potential customers may elect to develop their own internal applications. However, the domain and industry expertise that is required for a successful solution in the areas of financial management and HCM may inhibit new entrants, who may also be unable to invest the necessary capital to accurately address global requirements and regulations. We expect continued consolidation in our industry that could lead to significantly increased competition.
We believe the principal competitive factors in our markets include:
•level of customer satisfaction and quality of customer references;
•ability to innovate and rapidly respond to customer needs, such as the integration of AI into product offerings;
•capacity to embed and leverage AI-based solutions responsibly;
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
•ability to integrate with legacy enterprise infrastructure and third-party applications; and
•capacity to mobilize an ecosystem to serve customers with services and solutions.
We believe that we compete favorably based on these factors. Our ability to remain competitive will largely depend on our ongoing performance in product development and customer support.
For more information regarding the competitive risks we face, see “Risk Factors” included in Part I, Item 1A of this report.

Human Capital
Workday was founded with the idea of putting people at the center of enterprise software, which is why employees are our number one core value. As of January 31, 2026, our global workforce consisted of over 21,000 employees in 36 countries, of which approximately 58% were located in the U.S. and 42% were located internationally. Maintaining strong employee relations is a priority and we consider our relations with our employees to be positive.
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
Total Rewards
Our compensation philosophy is designed to establish and maintain a fair and flexible compensation program that attracts and rewards talented individuals who possess the skills necessary to support our near-term objectives, create long-term value for our stockholders, grow our business, and assist in the achievement of our strategic goals. We believe that providing employees with competitive pay that rewards and reflects outstanding performance, ownership in the company, and a wide range of benefits is fundamental to employees feeling valued, motivated, and recognized for their contributions. Equity ownership is a key element of our compensation program, allowing employees to share in Workday’s successes and aligning the interests of our employees with our stockholders. Additionally, our total rewards package includes a cash bonus program, an employee stock purchase plan, healthcare and retirement benefits, paid time off, family leave, and other wellness programs. We also offer specialized benefits such as a holistic global mental and emotional health program, onsite and virtual healthcare resources, a financial wellness program, and support for fertility options and new parents, as well as reimbursement of adoption costs.
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
VIBE: Value Inclusion and Belonging for Everyone
We strive to be a workplace where all employees are valued for their unique perspectives and where we collectively contribute to Workday’s success and innovation. VIBE – Value Inclusion and Belonging for Everyone – is our approach to building an environment where all employees can thrive. Whether through creating resources that strengthen our culture, building inclusive products and technology, or developing great talent, we are building a vibrant workplace that fuels collaboration. Our 13 Employee Belonging Councils (“EBCs”) play an integral role in fostering our culture. These community-led groups are open to all employees and focus on building connections, fostering ideation, and driving innovation. As of January 31, 2026, over a quarter of our employees were members of one or more EBCs.
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

Additionally, to foster a strong culture of compliance and ethics, we conduct annual compliance and ethics training of our Code of Conduct for all employees. In fiscal 2026, we had a 100% completion rate for our annual Code of Conduct training.
Communication and Engagement
Our culture and how we treat people are paramount at Workday, and we believe that being transparent and facilitating information sharing are key to our success. Workday leverages multiple communication channels to engage and inform employees, including company meetings, functional town halls, internal websites, and social collaboration tools. We also encourage regular 1:1 sessions and quarterly check-ins between managers and employees to provide individual performance feedback, and the use of our peer recognition platform. We believe that understanding what our employees want and supporting them effectively is critical to retaining our highest performing employees and attracting top talent. We use Workday Peakon Employee Voice, powered by Workday AI, to collect and analyze feedback in real time from our employees, garner insights and recommendations, and turn that feedback into dialog and action. Since we introduced Workday Peakon Employee Voice in fiscal 2022, employees have provided over 760,000 confidential comments on the platform through surveys sent to all employees each week, which reflects strong engagement. We receive data points from these surveys that help us identify actions to take to improve our company and our culture.
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
Health, Safety, and Wellbeing
At Workday, we take a holistic approach to our employees’ health and wellbeing and have created programs that focus on four core dimensions: Physical; Mental and Emotional; Financial; and Social and Flex. These programs go beyond traditional medical benefits and wellness offerings and allow employees to focus on their personal wellness goals as well as their mental health, and enable them to bring their best selves to work.
Our hybrid work model provides flexibility for our employees to work from home, while still bringing people together to foster collaboration and innovation. We offer new remote-based employees a stipend to enable them to have a comfortable work-from-home environment. To help keep health and mental wellness top of mind, we offer a series of programs and communications focused on mental health. These include tools and resources related to sleep, healthy eating, and mindfulness, as well as our Employee Assistance Program to, among other things, facilitate timely access to culturally responsive mental health support for employees and their family members.
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

Intellectual Property
We rely on a combination of trade secrets, patents, copyrights, and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. We require our employees, contractors, consultants, suppliers, partners, and other third parties to enter into confidentiality and proprietary rights agreements, and we control access to software, documentation, and other proprietary information. Although we rely on intellectual property rights, as well as contractual protections and controls, to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel; creation of new products, features, and functionality; and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.
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
Workday, the Workday logo, Flowise, Paradox, Sana, Pipedream, Adaptive Planning, Peakon, VNDLY, HiredScore, Conversational ATS, VIBE, and Evisort are trademarks of Workday, Inc., which may be registered in the U.S. and elsewhere. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.

ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, before making an investment decision. The risks and uncertainties described below reflect our beliefs and opinions as to the factors and events that could materially and adversely affect our business or the market price of our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not any of the risks, events, or uncertainties described below have occurred in the past. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially and adversely affect our business. If any of the following risks actually occurs, our business operations, financial condition, operating results, and prospects could be materially and adversely affected. The market price of our securities could decline due to the materialization of these or any other risks, and you could lose part or all of your investment.
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
•our ability to compete effectively in the intensely competitive markets in which we participate, including against non-specialist AI-native solutions;
•privacy concerns and evolving domestic or foreign laws and regulations;
•any loss of key employees or the inability to attract, develop, and retain highly skilled employees;
•our reliance on our network of partners to drive additional growth of our revenues;
•our ability to realize a return on our current development efforts or offer new features, such as those involving AI, enhancements, and modifications to our products and services, and our ability to realize a return on the investments we have made toward entering new markets and new lines of business;
•exposure to risks inherent to international expansion and sales to customers outside the U.S. or with international operations;
•our ability to realize the expected business or financial benefits of company, employee, or technology acquisitions;
•government contracts and related procurement regulations;
•any dissatisfaction of our users with the deployment, training, and support services provided by us and our partners;
•delays in the reflection of downturns or upturns in new sales in our operating results associated with long sales cycles and our subscription model;
•our ability to predict the rate of customer subscription renewals or adoptions;
•the technical, legal, and regulatory environment in connection with our use of new and evolving technologies in our offerings, such as AI;
•any adverse litigation results;
•our ability to successfully integrate our applications with third-party technologies;
•any failure to protect our intellectual property rights or any lawsuits against us for alleged infringement of third-party proprietary rights;
•the impact of continuing global economic and geopolitical volatility;
•the fluctuation of our quarterly results;

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
We have experienced significant growth in the number of users, transactions, and data that our operations infrastructure supports. If we do not accurately predict our infrastructure requirements or fail to adapt and scale, we may see an increase in service outages or delays, or significant increases in operating costs, which may adversely affect our business and operating results.
We have experienced, and may in the future experience, defects, system disruptions, outages, and other performance problems, including the failure of our applications to perform properly. These problems may be caused by a variety of factors, including infrastructure and software or code changes, vendor issues, software and system defects, human error, viruses, worms, security attacks (internal and external), fraud, spikes in customer usage, and denial of service issues. For example, in July 2025, we identified and subsequently remediated an issue impacting reporting from high-volume data sources in the tenants of certain customers that may have yielded incomplete queries without displaying an error message. In addition, we may also encounter difficulties integrating acquired technologies, which may result in the failure of our applications to perform properly. All of these issues may result in increased operational costs, delays in new feature rollouts, customer loss, reputational damage, and legal or regulatory liability, including liability under customer contracts.
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
The markets for enterprise cloud applications, including AI-powered solutions, are highly competitive, with relatively low barriers to entry for some applications or services. Some of our competitors are larger and have greater name recognition, significantly longer operating histories, access to larger customer bases, larger marketing budgets, and significantly greater resources to devote to the research, development, promotion, and sale of their products and services than we do. This may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions.
Our primary competitors are Oracle and SAP, well-established providers of financial management and HCM applications, which have long-standing relationships with customers and partners. Some customers may be hesitant to switch vendors or to adopt cloud applications such as ours and may prefer to maintain their existing relationships with competitors. We also face competition from other enterprise software vendors, from regional competitors that only operate in certain geographic markets, and from vendors of specific applications that address only one or a portion of our applications, some of which offer cloud-based or AI-powered solutions. These vendors include, without limitation: Anaplan, Inc., ADP, Coupa Software Inc., Dayforce, Inc., Microsoft, ServiceNow, Inc., and UKG Inc. We may also face greater competition from non-specialist solutions relying on generic large language models (“LLMs”), generative AI, and general-purpose agents to address a broad range of business needs. In order to take advantage of customer demand for cloud and AI-powered applications, legacy vendors are expanding their cloud or AI-powered applications through acquisitions, strategic alliances, and organic development. In addition, other cloud or AI platform companies that provide services in different target markets or industries may develop applications or acquire companies that operate in our target markets or industries, and some potential customers may elect to develop their own internal applications. As the market evolves and as existing and new market participants introduce new types of technologies, such as generative and agentic AI, and different approaches that enable organizations to address their HCM and financial needs, our ability to maintain market differentiation may affect our competitive position.
Furthermore, our current or potential competitors may be acquired by, or merge with, third parties with greater available resources and the ability to initiate or withstand substantial price competition. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their offerings, integrations, or resources. Many of our competitors also have major distribution agreements with consultants, system integrators, and resellers and such partners may prefer to maintain their existing relationships with competitors. With the introduction of new technologies, such as generative AI, we expect competition to intensify in the future. As we attempt to sell our products and solutions to potential and current customers, we must demonstrate that our products and solutions are superior to other solutions available to their organizations, including generic LLMs, software created using natural language prompts and generative AI (referred to as vibe coding) and other emerging technologies. If our competitors’ products, services, or technologies, including generative and agentic AI capabilities, become more accepted than our products, if their customer support efforts are preferred by customers, if they are successful in bringing their products or services to market earlier than ours, if they scale at a faster rate, or if their products or services are more technologically capable or resonate more with the market than ours, including having more or easier to use integrations for software solutions used and preferred by our customers, then our revenues could be adversely affected. In addition, our competitors may offer their products and services at a lower price, or may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. Due to the complex nature of implementing financial management solutions, the lifecycle of the contracts for such solutions tends to be long. Therefore, if we lose a current customer to a competitor or fail to secure a prospective customer for financial management solutions, there is a long duration before we will be able to approach that customer again with our sales efforts for such solutions. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses, or a failure to maintain or improve our competitive market position, any of which could adversely affect our business and operating results.

We may lose key employees or be unable to attract, enable, and retain highly skilled employees.
Our success and future growth depend largely upon the continued services of our executive officers, other members of senior management, and other key employees. We do not have employment agreements with our executive officers or other key employees that require them to continue to work for us for any specified period, and they could terminate their employment with us at any time. We have and may continue to execute our growth plan through strategic investments to attract and retain executive officers, senior management, or other key employees that may not be offset by increased performance or revenues. In February 2026, Aneel Bhusri, formerly Executive Chair, assumed the role of CEO and Carl Eschenbach ceased to serve as CEO. Key employee and executive leadership changes have the potential to disrupt our business, impact our ability to preserve our culture, negatively affect our ability to attract and retain talent, or otherwise have a serious adverse effect on our business and operating results.
To execute our growth plan, we must attract, enable, develop, and retain highly qualified talent. Our ability to compete and succeed in a highly competitive environment is directly correlated to our ability to recruit and retain highly skilled and experienced employees, especially in the areas of product development, cybersecurity, senior sales executives, and engineers with significant experience in designing and developing software and internet-related services, especially in AI and emerging technologies. The expansion of our sales infrastructure, both domestically and internationally, is necessary to grow our customer base and business. Our business may be adversely affected if our efforts to attract and enable new members of our direct sales force do not generate a corresponding increase in revenues. We have experienced, and we expect to continue to experience, significant competition in hiring and retaining employees with appropriate qualifications.
We must also continue to retain, develop, and motivate existing employees through our compensation practices, company culture, and career development opportunities. The compensation and incentives we have available to attract, retain, and motivate employees may not meet the expectations of current and prospective employees as the competition for talent intensifies. For example, our equity awards may become less effective if our stock price decreases or increases at a slower rate than our talent competitors. Further, our current and future office environments and our current hybrid work policy may not meet the expectations of our employees or prospective employees, and may amplify challenges in recruiting and retention. We believe that a critical component of our success has been our corporate culture and our core values. As we continue to grow and change, we may find it difficult to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions, including difficulties due to managing the complexities of communicating with all employees. Efforts to restructure our workforce may be disruptive and adversely impact employee morale or our corporate culture. Failure to maintain or adapt our culture could negatively affect our ability to attract new employees or to retain our current employees and our business and future growth prospects could be adversely affected.
We rely on our network of partners to drive additional growth of our revenues, and if these partners fail to perform, our ability to sell and distribute our products may be impacted, and our operating results and growth rate may be harmed.
Our strategy for additional growth depends, in part, on sales generated through our network of partners and professional services provided by our partners. If the operations of these partners are disrupted, including as a direct or indirect result of recent macroeconomic conditions, our own operations may suffer, which could adversely impact our operating results. Identifying partners, negotiating and documenting relationships with them, and marketing and promoting partnerships requires significant time and resources, and we cannot ensure that these partnerships will result in increased customer adoption or usage of our applications or increased revenue. We may be at a disadvantage if our competitors are effective in providing incentives to our current or potential partners to favor their products or services or to prevent or reduce subscriptions to our services, or in negotiating better rates or terms with such partners, particularly in international markets where our potential partners may have existing relationships with our competitors. In addition, acquisitions of our partners by our competitors could end our strategic relationship with such acquired partner and result in a decrease in the number of our current and potential customers.

Our partner training and educational programs may not be effective or utilized consistently by partners. New partners may require extensive training and/or may require significant time and resources to achieve productivity, and such requirements may deter potential partners due to the significant time and financial investment required. Changes to our direct go-to-market models and expanded product and service offerings may cause friction with our partners, require increased time and financial investment, and may increase the risk in our partner ecosystem. The actions of our partners may subject us to lawsuits, potential liability, and reputational harm if, for example, any of our partners misrepresent the functionality of our products to prospective or current customers, fail to perform services to our customers’ expectations, or violate laws or our corporate policies, such as laws and policies around privacy, cybersecurity, and responsible AI. In addition, we resell certain products and services offered by our partners and could incur potential liability and reputational harm if our partners fail to provide such products and services as represented to customers. Our partners may utilize our platform to develop products and services that could potentially compete with products and services that we offer currently or in the future. Concerns over competitive matters or intellectual property ownership could constrain these partnerships. If we fail to effectively manage and grow our network of partners, maintain good relationships with our partners, or properly monitor the quality and efficacy of their service delivery, or if our partners do not effectively market and sell our subscription services, use greater efforts to market and sell their own products or services or those of our competitors, or fail to meet the needs or expectations of our customers, our ability to sell our products and efficiently provide our services may be impacted, and our operating results and growth rate may be harmed.
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
We continue to seek opportunities to enter into new markets and/or new lines of business, some of which we may have very limited or no experience in. For example, we have and continue to make significant targeted investments in entering the medium-enterprise and U.S. federal government markets and see our success in these markets as key contributors to our future growth. Additionally, we have made and continue to make significant investments in platform offerings and AI, including generative AI and agentic capabilities. As an entrant to new markets and new lines of business, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate adoption rates of these new lines of business or their underlying technology. Also, we may not be able to properly price our solutions in these new markets, which could negatively affect our ability to sell to customers. Furthermore, customers in these new markets or of the new lines of business may demand more or different features and professional services, which may require us to devote even greater research and development, sales, support, and professional services resources to such customers. If we fail to generate adequate revenues from these new markets and lines of business, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our business, financial condition, and operating results.

Our international presence, continued expansion, and sales to customers outside the U.S. or with international operations expose us to risks inherent in global operations.
The growth of our business and future prospects depends on our ability to further expand our operations and increase our sales outside of the U.S. as a percentage of our total revenues. Operating globally requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the U.S. Our investments and efforts to further expand internationally may not be successful in creating additional demand for our applications outside of the U.S. or in effectively selling subscriptions to our applications in all of the markets we enter. Risks associated with doing business on a global scale that could adversely affect our business, include:
•the need to develop, localize, and adapt our applications and customer support for specific countries;
•the need to successfully develop and execute on a localized go-to-market strategy;
•the need to adhere to local laws and regulations, including those related to data localization, privacy, and anti-corruption, which may make it more difficult to penetrate certain international market segments with highly specialized compliance, contracting, and data sovereignty requirements;
•difficulties in appropriately staffing and managing foreign operations and providing appropriate compensation and benefits for local markets;
•difficulties in leveraging executive presence, maintaining company culture globally, and conforming with local cultural contexts and customs;
•increased travel, real estate, infrastructure, and legal and regulatory compliance costs associated with international operations;
•different pricing environments, longer sales cycles, and longer trade receivables payment cycles, and collections issues;
•new and different sources of competition;
•potentially weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights;
•laws, contracting approaches, customs, and business practices favoring local vendors over U.S.-based companies, which may be increased by geopolitical tensions;
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
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, privacy, intellectual property, financial services, AI, and data protection laws and regulations, as well as challenges with differing legal, alternative dispute, and regulatory systems;
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

These impacts may continue through integration activities. Moreover, we may be unable to complete proposed transactions timely or at all for a variety of reasons, such as our failure to obtain any necessary funding, the failure to obtain required regulatory or other approvals, or the impact of litigation or other disputes. We also may not achieve the anticipated benefits from an acquisition due to a number of factors, including:
•inability or difficulty integrating the intellectual property, technology infrastructure, and operations of the acquired business, including difficulty in addressing potential identified or unknown security risks or vulnerabilities of the acquired business or product;
•inability to retain key personnel or challenges in integrating the workforce from the acquired company, including the inability to maintain our culture and values;
•acquisition-related costs, liabilities, or tax impacts, some of which may be unanticipated;
•the impact on stockholder dilution and our operating results from the additional stock-based compensation issued in connection with the acquisition;
•difficulty in leveraging the data of the acquired business if it includes personal data;
•a failure to maintain the information systems of an acquired business, including difficulties in increasing or maintaining the security standards for acquired technology, which could increase the risk of a security breach of such system;
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
•known and unknown liabilities or risks associated with the acquired businesses, including those arising from existing contractual obligations or litigation matters;
•adverse effects on our brand, reputation, or existing business relationships with business partners and customers as a result of the acquisition, including integrating acquired technologies and a delay in market acceptance of and difficulty in transitioning new and existing customers to acquired product lines or services;
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
Implementation of our applications may be technically complicated because they are designed to enable complex and varied business processes across large organizations, integrate data from a broad and complex range of workflows and systems, and manage, develop, and build AI-powered solutions and agents, and may involve deployment in a variety of environments. Incorrect or improper implementation or use of our applications, including generative and agentic AI capabilities, could result in customer and user dissatisfaction and harm our business and operating results.
In order for our customers to successfully implement our applications, they need access to highly skilled and trained service professionals. Third parties provide a majority of deployment services for our customers, but professional services may also be performed by our own staff or by a combination of the two. If customers are not satisfied with the quality, timing, and cost of work performed by us or a third party or with the type of professional services or applications delivered, or if we or a third party have not delivered on commitments made to our customers, then we could incur additional costs to address the situation, the revenue recognition of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers both domestic and abroad.
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
Our customers have no obligation to renew their subscriptions for our applications after the expiration of either the initial or renewed subscription period and it is difficult to predict attrition rates given our varied customer base and the number of multi-year subscription contracts. Our customers’ renewal rates fluctuate as a result of a number of factors, including our mix of customer base and their level of satisfaction with our offerings and pricing, their awareness and adoption of the benefits and features of our applications, their ability to continue their operations and spending levels, reductions in their headcount, the evolution of their business, and the macroeconomic environment. Acquisitions of our customers by other companies have led, and could continue to lead, to cancellation of our contracts with those customers, thereby reducing the number of our existing and potential customers. If our customers do not renew their subscriptions for our applications on similar pricing terms or renew for fewer elements of our offerings or for a lower headcount, our revenues may decline, and we may not be able to meet our revenue projections, which could negatively impact our business and the market price of our Class A common stock.
Our future success also depends, in part, on our ability to sell additional products to our current customers, and the success rate of such endeavors is difficult to predict, especially with regard to any new lines of business that we may introduce from time to time. This has and may continue to require increasingly costly marketing and sales efforts that are targeted at senior management, and if these efforts are not successful, our business and operating results may suffer. Similarly, the rate at which our customers purchase new or enhanced services depends on a number of factors, including general economic conditions and customer receptiveness to any price changes related to these additional features and services. The markets and monetization strategies for certain of our offerings, including our agentic AI solutions and Workday Data Cloud, remain relatively new and uncertain and as a result, our expansion into such offerings, and related investments, may present additional risks and challenges. For example, we offer certain capabilities, including our AI agents, through Flex Credits, our new subscription-based flexible pricing model for certain AI solutions and platform capabilities, and may increase the number of products through which we do so. We have limited experience with determining optimal pricing for Flex Credits-based contracts and may face customer resistance to new pricing models or have lower levels of customer adoption of our AI solutions than we expect, which could negatively impact our business and operating results.

The use of new and evolving technologies in our offerings at Workday, including generative and agentic AI capabilities, may result in reputational harm and increased litigation, and adversely affect our operating results.
We are increasingly building and integrating AI into the Workday product suite, including generative and agentic AI, and we are increasingly using AI products and technologies in the course of running our business at Workday. As with many cutting-edge innovations, these technologies can present new risks and challenges. A quickly evolving technical, legal, and regulatory environment may cause us to incur increased research and development costs, or divert resources from other development efforts, to address ethical, legal, operational, or compliance requirements or other issues related to AI. For example, the European Union’s (“EU”) AI Act (“EU AI Act”) puts new requirements on providers and deployers of AI technologies and we are currently working to ensure compliance with corresponding deadlines. Additionally, existing laws and regulations apply to the development and deployment of AI in new ways, the nature and extent of which are difficult to predict and subject to change over time. The risks and challenges presented by these technologies could undermine public confidence in AI and could increase costs and burdens to us and our customers, which could slow its adoption and affect our business. Many of our products are powered by AI, some of which include the use of generative and agentic AI, for use cases that could potentially impact human, civil, privacy, or employment rights and dignities. To the extent that the products and technologies we develop and deploy rely on the use of generative or agentic capabilities provided by third parties, we face additional uncertainties and liabilities, especially where such third-party capabilities may be insufficient, biased, inaccurate, or of poor quality. Any failure to accurately identify and address our responsibilities and liabilities in this uncertain environment, including with respect to third-party capabilities, and to adequately address relevant ethical and social issues that may arise with such technologies and use cases, as well as failure by others in our industry or actions taken by our customers, employees, suppliers, or end users (including misuse of these technologies), could negatively affect the adoption of our offerings and subject us to reputational harm, regulatory action, or litigation, which may harm our financial condition and operating results. We are currently defending against a lawsuit alleging that certain of our AI-related products and services enable discrimination, and although we believe that such claims lack merit, and the majority of the claims have been dismissed, legal proceedings can be lengthy, expensive, and disruptive to our operations and customers (particularly where, as in the present litigation, the plaintiff may seek to also litigate against certain of Workday’s customers). We may be subject to other litigation and regulatory actions that may cause financial, competitive, and developmental impacts, and could lead to legal liability. Regardless of outcome, these types of claims have and could continue to cause reputational harm to our brand, including our ability to sell newly acquired products that use AI. Our employees, customers, or customers’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI may express opinions that could introduce reputational or business harm, or cease their relationship with us.
If we fail to develop and maintain widespread positive awareness of our brand, our business may suffer.
We believe that developing and maintaining widespread positive awareness of our brand is critical to our growth and that the importance of maintaining positive brand awareness will increase as competition in our markets increases. Successfully promoting and maintaining our brand will depend on our ability to provide reliable solutions that meet the needs of our customers, our ability to successfully differentiate our products and solutions from those of our competitors, and the effectiveness of our marketing efforts. However, brand promotion activities may not generate the awareness or increased revenues we anticipate, and even if they do, any increase in revenues may not offset the significant expenses we incur in promoting our brand.
If we fail to successfully promote and maintain positive awareness of our brand, or we fail to expand positive awareness of our newer solutions or products, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building investments. We have and may continue to experience reputational harm from, among other things, the introduction of new products, features, or services that do not meet customer expectations; our use of new and evolving technologies, including AI; service outages or disruptions; issues with product quality or performance; backlash from customers, government entities, or other stakeholders that disagree with our product offering decisions or public policy, ethical, or political positions; significant litigation or regulatory or government actions that negatively reflect on our business practices; and data security breaches or compliance failures. Additionally, the performance of our partners may affect our brand and reputation if customers do not have a positive experience with our partners’ solutions or services. Any unfavorable publicity or perception of our brand or our applications, including any unfavorable candidate or end user experience, could negatively impact our ability to attract and retain customers and also make it more difficult to hire and retain employees.

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
Our corporate headquarters are located in Pleasanton, California, and we host our applications in data centers operated by third parties located in the U.S., Europe, Canada, and the Asia-Pacific region. The west coast of the U.S. contains active earthquake zones and the southeast is subject to seasonal hurricanes or other extreme weather conditions. Additionally, we rely on internal technology systems, our website, our network, and third-party infrastructure and enterprise applications, which are located in a wide variety of regions, for our development, marketing, operational support, hosted services, and sales activities. In the event of a major earthquake, hurricane, or other natural disaster, or a catastrophic event such as fire, power loss, telecommunications failure, vandalism, civil unrest, cyber-attack, geopolitical instability, war, terrorist attack, acts of violence, insurrection, pandemics or other public health emergencies, or the effects of climate change (such as drought, flooding, heat waves, wildfires, increased storm severity, and sea level rise), we may be unable to continue our operations and have, and may in the future, endure system interruptions, and may experience delays in our product development, lengthy interruptions in our services, breaches of data security, and loss of critical data, all of which could cause reputational harm or otherwise have an adverse effect on our business and operating results. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. We may be subject to increased regulations, reporting requirements, standards, or stakeholder expectations regarding climate change that may impact our business, financial condition, and operating results.
Our disclosures related to corporate responsibility and sustainability-related matters expose us to risks that could adversely affect our reputation and performance.
The positions we take on corporate responsibility and sustainability-related matters, human capital management initiatives, and ethical issues from time to time may impact our brand, reputation, or ability to attract or retain customers. In particular, our brand and reputation are associated with our environmental sustainability commitments (including our science-based targets), strong corporate governance practices, inclusivity, and ethical use, and any perceived changes in our dedication to these commitments could impact our relationships with potential and current customers, employees, stockholders, and other stakeholders.
Standards and requirements for tracking and reporting corporate responsibility and sustainability-related matters continue to evolve. Our failure to accomplish stated commitments or accurately track and report on these matters on a timely basis, or at all, could adversely affect our reputation and could expose us to increased scrutiny from the investment community as well as enforcement authorities. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting sustainability metrics, including sustainability-related disclosures that may be required by various regulatory bodies, and such standards have and may continue to change over time. If our sustainability or other corporate responsibility practices do not align with or meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquirer, or service provider could be negatively impacted. Conflicting laws, regulations, and executive orders and a lack of harmonization of legal and regulatory environments and stakeholder expectations across the jurisdictions in which we operate may create enhanced compliance risks and costs.
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
Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of security researchers, including those who appear to offer a solution to a vulnerability in exchange for some compensation, and insiders, to sophisticated hacker organizations, including state-sponsored actors who may launch coordinated attacks, or attacks motivated by the type of data that is processed by our customers, including our public sector customers, on our platform. These threats may be directed not only at us, but also at third parties in our supply chain, including cloud service providers, software vendors, open-source software maintainers, and other service providers or partners whose products or services are integrated with or support our platform and solutions. In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced other security events, including those involving attempts to exploit vulnerabilities in third-party technologies or services on which we rely. As our market presence grows and as our ecosystem of partners, integrations, and service providers expands, we face increased risks of cybersecurity attack or other security threats, including supply chain attacks. Additionally, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, and coordinated and more difficult to defend against. Threat actors may also target our AI models in ways that we cannot yet anticipate. Examples of key cybersecurity risks include viruses, worms, ransomware, and other malicious software programs, along with social engineering attacks, fraud, credential theft or abuse, exploitation of software bugs or other defects, targeted attacks against cloud services and other hosted software, and exploitation of unmanaged software or systems, any of which can result in a compromise of our applications or systems and the data we store or process, and can result in disclosure of Workday confidential information and intellectual property, production downtimes, reputational harm, and an increase in costs to the business. For example, in August 2025, we were targeted as part of a social engineering campaign against many large organizations, resulting in unauthorized access to some of our internal systems including some commonly available business contact information in our third-party customer relationship management platform. As the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and often are not identified until they are launched against a target, and because evidence of unauthorized activity may not have been captured or retained, or may be proactively destroyed by unauthorized actors, we may be unable to anticipate or timely detect these attacks, assess the true impact they may have on our business and operations, or to implement adequate preventative measures. Any cyber-attacks and other security events may have a significant or material impact on our business and operating results.
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
Additionally, remote work and resource access, including our hybrid work model, has and may continue to result in an increased risk of cybersecurity-related events, including phishing and other social engineering attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of our employees and our service providers continuing to work remotely from non-corporate managed networks. These risks may be further heightened by efforts by malicious actors to obtain or misuse authorized access credentials through deception or impersonation, including by posing as legitimate employees, contractors, or by infiltrating our workforce or service providers through fraudulent recruitment, onboarding, or credential-harvesting activities. If successful, such attacks could enable threat actors to gain persistent access to our systems, move laterally within our environment, exfiltrate sensitive data, disrupt operations, or facilitate additional cyber-attacks, and may be more difficult to detect or prevent due to the use of seemingly legitimate accounts and remote access tools.

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
We rely on sophisticated information systems and technology, including those provided by third parties, for the secure collection, processing, transmission, and storage of confidential, proprietary, and personal information, and to support our business operations and the availability of our applications. In the past several years, supply chain attacks have increased in frequency and severity. As we are both a provider and consumer of information systems and technology, we are at higher risk of being impacted either directly or indirectly by these attacks. The control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with third parties that we rely on or partner with are beyond our control. Our customers may authorize third-party technology providers to access their customer data and any unauthorized use of the third-party technology may result in unauthorized access to such data. The audits we periodically conduct of some of our third-party vendors do not guarantee the security of and may be unable to prevent security events impacting the information technology systems of third parties that are part of our supply chain or that provide valuable services to us, which have resulted and could result in the unauthorized access to data of Workday, our employees, our customers, our third-party partners, or other end users; acquisition, destruction, alteration, use, tampering, release, unavailability, theft or loss of confidential, proprietary, or personal data of Workday, our employees, our customers, our third-party partners, or other end users; or the disruption of our operations and our ability to conduct our business or the availability of our applications; or could otherwise adversely affect our business, financial condition, operating results, or reputation.
Privacy concerns, evolving regulation of cloud computing, cross-border data transfer, and other domestic or foreign laws and regulations, including those that seek to regulate access to data, may reduce the adoption of our applications, result in significant costs and compliance challenges, and adversely affect our business and operating results.
Legal requirements related to collecting, storing, handling, retaining, and transferring (collectively, “processing”) personal data are rapidly evolving at both the national and international level in ways that require our business to adapt to comply with applicable laws and support customer compliance. As the complexity of our products grows, the regulatory focus on privacy intensifies worldwide, and jurisdictions increasingly consider and adopt privacy laws, the risks related to our business’s processing of personal data also grow. In addition, possible adverse interpretations of existing privacy-related laws and regulations by regulators in jurisdictions where our customers operate, as well as the potential adoption of new privacy-related requirements, could impose significant obligations affecting our business or prevent us from offering certain services in jurisdictions where we operate.
Over the past five years, the global data privacy compliance landscape has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our data processing creates current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, the EU-U.S. Data Privacy Framework (“DPF”) is in place under which EU data can legally be transferred to the U.S. However, it is facing legal challenges. As legal challenges to the DPF remain unresolved, uncertainty may continue regarding the legal requirements for transferring personal data from Europe, an integral aspect of our business that remains governed by, and subject to, General Data Protection Regulation (“GDPR”) requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subprocessors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Other new EU laws, including the EU Data Act, which primarily governs access to and use of non-personal data generated by digital services, have been, and may continue to be implemented, interpreted, and enforced in ways that impose additional rules and restrictions on the deployment, operation, or use of our products and services and may require us to adapt our business practices or contractual arrangements to comply with such requirements. Other countries such as Russia, China, Vietnam, and India have also passed or are in the process of passing laws imposing new requirements, including requirements related to consent and varying degrees of restrictive data residency or localization.

Regulatory developments in the U.S. present additional risks. For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, came into effect on January 1, 2023. The CCPA and CPRA give California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. In addition, numerous states have enacted, or are considering, comprehensive privacy laws and other laws that touch on the processing of personal data in specific contexts, including in connection with artificial intelligence and automated systems, further contributing to a fragmented and evolving regulatory landscape that has and may continue to create compliance challenges.
Additionally, a final rule issued by the U.S. Department of Justice establishing a “Data Security Program” came into effect on April 8, 2025. The rule prohibits or restricts certain transactions that could result in access to bulk U.S. sensitive personal data or U.S. government-related data by countries of concern, including China (which includes Hong Kong and Macau). The rule imposes certain diligence, security, audit and record-keeping requirements, and may adversely impact certain of our global business operations, including by restricting or conditioning certain data access or transfers involving subsidiaries, affiliates, and vendors.
Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to bring enforcement actions for unfair or deceptive data protection practices and may undertake its own privacy-related rulemaking. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to, which may place additional burdens on us. Increasing sensitivity of individuals to the unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate has and may continue to create negative public reaction to technologies, products, and services such as ours or otherwise expose us to liability.
In addition, as AI technologies are increasingly used across the industry, including in connection with data analytics, automation, customer service, and decision-support features, the speed, scale, and complexity of data processing may increase, which may heighten data privacy risks. AI-enabled or agentic AI features may be targeted, misused, or produce outputs or inferences that implicate personal data in ways that are difficult to anticipate or control, potentially resulting in regulatory scrutiny, litigation, or reputational harm, even in the absence of a data breach.
Taken together, the costs of compliance with and other obligations imposed by data protection laws and regulations have and may continue to require modification of our services and operations, limit use or adoption of our services, slow the pace at which we close sales transactions, or otherwise adversely affect our business. In addition, data protection laws, regulations and related enforcement activities may lead to significant fines, penalties, or liabilities for noncompliance. These requirements may impact how personal data must be stored, accessed, and deleted within the products and services and impose certain limitations on how it may be used or shared. Further, the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness, or use of our applications or otherwise impact our business. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty competing with foreign-based firms which could adversely affect our business and operating results.
Any failure to protect our intellectual property rights domestically and internationally could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. We rely on patent, copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, suppliers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We have patent applications pending in the U.S. and throughout the world, but we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties, including those affiliated with state-sponsored actors, to copy or reverse engineer our applications, including with the assistance of insiders, and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of jurisdictions outside the U.S. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the U.S.
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
Our applications include software covered by open source licenses, which may include, by way of example, the GNU General Public License and the Apache License. Furthermore, our strategy includes acquiring and investing in open-source AI platforms and utilizing AI models that may be governed by novel or untested licenses with ambiguous terms, use-based restrictions, or uncertain legal interpretation. Few terms used in either traditional or new AI-focused open source licenses have been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our applications. We attempt to comply with all open source licensing conditions that apply to our use of open source software. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. Our increasing integration of proprietary AI agents and platforms with open source components may heighten this “copyleft” risk. In addition, the license terms for certain previously open source software or models that we use have changed and the license terms for future versions of open source software that we use might change, requiring us to pay for a commercial license or re-engineer all or a portion of our technologies. In addition to risks related to open source license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.
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
Our contracts with federal, state, local, and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, award, administration, and performance, which present certain risks and challenges not present in private commercial agreements. These risks and challenges include varying governmental budgeting processes and appropriations, contracting policies and requirements, changes in governmental administrations and policies, fluctuations due to government spending cuts and shutdowns, pressure to reduce deficits through spending reductions, highly competitive and lengthy bidding processes, and adherence to complex regulatory requirements and executive orders, and may impact government spending or result in termination of government contracts or delays in contract awards, which could adversely affect our business and operating results. Further, we have experienced and may in the future experience challenges by third parties to contracts awarded with government entities, and our contracting with certain government entities may result in negative publicity or reputational harm.
Laws and regulations provide public sector customers with various rights, many of which are not typically found in commercial contracts. For example, some governmental contracts provide for termination by the government at any time, with or without cause, which can adversely affect our business and operating results and impact other existing or prospective government contracts. U.S. federal, state, and local government and foreign government contracts are generally subject to government funding authorizations and appropriations, and contracts may also be terminated due to a lack of government funds. Changes in government procurement policies, priorities, regulations, or technology initiatives may negatively impact our potential for growth in the government sector.

We have made, and may continue to make, significant investments to support our efforts to sell to government entities, including obtaining various authorizations and certifications. For example, we have obtained authorization under FedRAMP, which allows us to participate in the U.S. federal government market. Such authorization is subject to rigorous compliance and if we were to lose our authorization, it could inhibit or preclude our ability to contract with certain U.S. federal and state government customers. If we fail to maintain FedRAMP authorization, we may fail to retain existing customers or attract new customers that rely on our authorization under FedRAMP, which could subject us to liability, result in reputational harm, and adversely impact our financial condition or operating results. Government certification requirements applicable to our products and services may change, which could restrict our ability to sell into the public sector until we have received a certification or until we can account for these changes in our service or corporate controls.
We may be subject to additional audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, suspension of payments, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results.
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
We operate and are subject to taxes in the U.S. and numerous other jurisdictions throughout the world. Changes to federal, state, local, or international tax laws on income, sales, use, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations have recently been enacted or are currently being considered by the U.S. and other countries where we do business. Contemplated legislative initiatives include, but are not limited to, changes to transfer pricing policies and definitional changes to permanent establishment that could be applied solely or disproportionately to services provided over the internet. These contemplated tax initiatives, if finalized and adopted by countries, may ultimately impact our effective tax rate and could adversely affect our sales activity resulting in a negative impact on our operating results and cash flows.
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
In fiscal 2023, we issued $3.0 billion aggregate principal amount of senior notes, consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027 (“2027 Notes”), $750 million aggregate principal amount of 3.700% notes due April 1, 2029 (“2029 Notes”), and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032 (“2032 Notes,” and together with the 2027 Notes and the 2029 Notes, “Senior Notes”). Additionally, in April 2022, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of January 31, 2026, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
As of January 31, 2026, our Co-Founder and CEO Emeritus David Duffield, together with his affiliates, held voting rights with respect to approximately 39 million shares of Class B common stock and 0.1 million shares of Class A common stock. As of January 31, 2026, our Co-Founder, CEO, and Chair of our Board of Directors, Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.4 million shares of Class A common stock. In addition, Mr. Bhusri holds 0.1 million restricted stock units (“RSUs”), which will be settled in an equivalent number of shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of January 31, 2026. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
•actions instituted by activist shareholders or others, and our response to such actions;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; financial risks; and reputational risks. Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all company risks. As part of this process appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.
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
When appropriate, we use external service providers and consultants to assess or monitor the environment or otherwise assist with aspects of our cybersecurity controls and risk assessment process. Our risk management approach is supplemented by external and internal audits, which are designed to test the effectiveness of our security controls. We conduct penetration testing on a periodic basis and have established an external bug bounty program to allow security researchers to help identify vulnerabilities in our systems before they mature into real-world cybersecurity threats. We also maintain a vendor risk management program designed to identify and mitigate risks associated with third-party service providers, including those in our supply chain and those who have access to our customer or employee data or our systems. This program includes pre-engagement diligence, contractual security and notification provisions, and ongoing monitoring, as appropriate.

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
Governance
Our Board of Directors is actively involved in overseeing risks from cybersecurity threats. At least once a year, the Board of Directors discusses our programs and policies related to cybersecurity and risk initiatives and considers them closely both from a risk management perspective and as part of Workday’s business strategy. Additionally, the Board of Directors has delegated to its Audit Committee oversight of cybersecurity risks and processes to manage them. Our Audit Committee is comprised entirely of independent directors who regularly evaluate cybersecurity risks.
The materials presented to our Board of Directors and Audit Committee include updates on our data security posture, results from third-party assessments, progress towards predetermined risk-mitigation-related goals, our incident response plan, and certain cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The Board of Directors and Audit Committee generally receive materials, including a cybersecurity scorecard and other materials indicating current and emerging cybersecurity threat risks and describing our ability to mitigate those risks, and discuss such matters with our Chief Information Security Officer (“CISO”). Material cybersecurity threat risks are also considered during separate Board of Directors and committee meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, and other relevant matters.
Our CISO leads all aspects of our global cybersecurity program. Our CISO joined Workday in September 2025. Our CISO has more than 25 years of experience in cybersecurity defense, engineering, and governance, including leading security teams at several public companies. He also has a degree in computer information systems and a master's degree in telecommunications.
Our cybersecurity program is also supported by a cross-functional leadership team that contributes to our information security and privacy programs and practices, as well as identifies and mitigates security and privacy risks. This team includes our CIO and our Chief Legal Officer. This team contributes to the development of our cybersecurity strategy and is periodically updated regarding evolving cybersecurity risks and the in-place responsive actions. This team is also informed about the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described herein, including the operation of our incident response plan.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Pleasanton, California. It consists of approximately 1.0 million square feet of owned facilities and a 6.9 acre parcel of leased land. The land lease will expire in 2108. We also lease office space in various locations, including North America, Central America, Europe, and Asia Pacific, and data center capacity throughout the U.S. and Europe.
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
Stockholders
As of March 4, 2026, there were 20 stockholders of record of our Class A common stock (not including an indeterminate number of beneficial holders of stock held in street name through brokers and other intermediaries) and 60 stockholders of record of our Class B common stock.
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
This chart compares the cumulative total return on our common stock with that of the S&P 500 Index and the S&P 1500 Application Software Index. The chart assumes $100 was invested at the close of market on January 31, 2021, in our Class A common stock, the S&P 500 Index, and the S&P 1500 Application Software Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
01/31/2021
01/31/2022
01/31/2023
01/31/2024
01/31/2025
01/31/2026
Workday, Inc.
S&P 500 Index
S&P 1500 Application Software Index

Company/Index	1/31/2021	1/31/2022	1/31/2023	1/31/2024	1/31/2025	1/31/2026
Workday, Inc.	$100.00	$111.20	$79.74	$127.93	$115.18	$77.19
S&P 500 Index	100.00	123.28	113.13	136.65	172.66	200.84
S&P 1500 Application Software Index	100.00	110.90	89.84	135.58	147.25	125.07
Recent Sales of Unregistered Securities
In connection with acquisitions made during the three months ended January 31, 2026, we issued approximately 337 thousand shares of our Class A common stock and agreed to issue approximately 103 thousand shares of our Class A common stock, with such shares vesting in equal annual installments over three years, subject to service conditions. These issuances and agreements to issue were made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act: Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and Regulation S promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended January 31, 2026 (in millions, except number of shares which are reflected in thousands, and per share data):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
November 1, 2025 - November 30, 2025	2,157	$223.05	2,157	$3,927
December 1, 2025 - December 31, 2025	3,410	217.92	3,410	3,184
January 1, 2026 - January 31, 2026	1,332	207.01	1,332	2,908
Total	6,899		6,899
(1)Amounts exclude excise tax and commissions.
(2)In May 2025, our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding shares of Class A common stock, and in September 2025, our Board of Directors authorized the repurchase of up to an additional $4.0 billion of our outstanding shares of Class A common stock. For further information, see Note 14, Stockholders’ Equity, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” included in Part I, Item 1A of this report.
The following discussion of our financial condition and results of operations covers fiscal 2026 and 2025 items and year-over-year comparisons between fiscal 2026 and 2025. Discussions of fiscal 2024 items and year-over-year comparisons between fiscal 2025 and 2024 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, that was filed with the SEC on March 11, 2025.
Amounts in this report may not recalculate due to rounding. Year-over-year comparisons, operating margin, and net income per share are calculated using unrounded data.
Overview
Workday is the enterprise AI platform for managing people, money, and agents. We deliver cloud-based, AI-powered applications for HCM, financial management, spend management, and planning. Our diverse customer base includes emerging, medium-sized, and large global organizations within numerous industries, including financial services, government, higher education, healthcare, hospitality, manufacturing, professional and business services, retail, technology and media, and transportation. Workday helps customers deliver better employee experiences, increase productivity, improve operational efficiencies, and provide insights for faster, data-driven decision-making.
We have achieved significant growth since our inception in 2005, when we pioneered HCM in the cloud. As a result of our innovation and commitment to customer success, today we are a Fortune 500 company with more than 11,500 customers around the world. As we continue to grow, we are focused on driving sustainable, long-term subscription revenue growth by adding new customers and expanding our relationships with existing customers through increased adoption of our suite of solutions. Central to this effort is investing in strategic growth areas including developing innovative AI solutions, expanding internationally, growing our partner ecosystem, deepening our presence in industry verticals and the emerging and medium enterprise market, and exploring strategic acquisitions to complement our organic innovation. Our investments across these targeted growth areas may require additional costs, but we remain committed to optimizing resource allocation and realizing a return on our investments. Over time, we believe these investments will support revenue growth and a more scalable business.
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

Financial Results Overview
The following table provides an overview of our key metrics (in millions, except percentages, basis points, and headcount data):

	As of and for the Years Ended January 31,
	2026	2025	Change
Total revenues	$9,552	$8,446	13%
Subscription services revenues	$8,833	$7,718	14%

GAAP operating income	$721	$415	74%
Non-GAAP operating income (1)	$2,824	$2,186	29%

GAAP operating margin	7.5%	4.9%	263 bps
Non-GAAP operating margin (1)	29.6%	25.9%	368 bps

Operating cash flows	$2,939	$2,461	19%
Free cash flows (1)	$2,777	$2,192	27%

Total subscription revenue backlog	$28,101	$25,056	12%
12-month subscription revenue backlog	$8,833	$7,631	16%

Cash, cash equivalents, and marketable securities	$5,443	$8,017	(32)%

Headcount	21,070	20,482	3%
(1)See “Non-GAAP Financial Measures” below for further information.
Additional notable transactions from fiscal 2026 include:
•Business combinations: In September 2025, we acquired Paradox, a candidate experience agent that uses conversational AI to simplify every step of the job application journey, for purchase consideration of $1.1 billion, and in November 2025, we acquired Sana, a leading AI company building the next generation of enterprise knowledge tools, for purchase consideration of $1.1 billion.
•Share repurchases: During fiscal 2026, we repurchased approximately 12.8 million shares of our Class A common stock for $2.9 billion as part of our share repurchase programs.
•Restructuring activities: In February 2025, we announced a restructuring plan (“Fiscal 2026 Restructuring Plan”), intended to prioritize our investments and continue advancing our ongoing focus on durable growth. The plan resulted in the reduction of approximately 7.5% of our workforce and the exit of certain owned office space. In February 2026, we announced an additional restructuring plan (“Fiscal 2027 Restructuring Plan”) intended to better align our people and resources to our highest priorities in fiscal 2027. The plan is expected to result in the reduction of approximately 2% of our workforce, and in the impairment of certain office space and long-lived assets. For fiscal 2026, we incurred approximately $303 million in costs related to these restructuring activities.
Impact of Current Economic Conditions
Recent macroeconomic events including increased tariffs, elevated inflation, and fluctuating interest rates and foreign currency exchange rates, as well as geopolitical instability, continue to impact the global economy and create uncertainty, volatility, and disruption of financial markets. As a result, we have experienced, and may continue to experience, a moderation of revenue growth rates due to deal scrutiny and the lengthening of certain sales cycles, particularly within net new opportunities, as well as reduced growth in headcount-level commitments upon renewals of existing customers. The extended sales cycles are particularly evident in the government, higher education, and healthcare industries which are tied to federal funding. Further, we have provided, and may continue to provide, certain customers with more flexible payment terms. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part I, Item 1A of this report.

Components of Results of Operations
Revenues
We derive our revenues from subscription services and professional services. Subscription services revenues primarily consist of fees that provide customers access to our cloud applications, with standard and enhanced customer support. Professional services revenues include fees for deployment services, optimization services, and training.
Subscription services revenues accounted for approximately 92% of our total revenues for the fiscal year ended January 31, 2026, and represented 97% of our total unearned revenue as of January 31, 2026. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Our professional services consulting engagements are billed on a time and materials or fixed price basis. We generally invoice our customers as the work is performed for time and materials arrangements, and in advance for fixed price arrangements. For contracts billed on a time and materials basis, revenues are recognized over time as the professional services are performed. For contracts billed on a fixed price basis, revenues are recognized over time based on the proportion of the professional services performed. In some cases, we supplement our consulting teams by subcontracting resources from our service partners and deploying them on customer engagements. As the Workday-related consulting practices of our partner firms continue to develop, we expect these partners to increasingly contract directly with our subscription customers for services engagements.
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
Costs and Expenses
Costs of subscription services revenues. Costs of subscription services revenues consist primarily of expenses associated with hosting our applications and delivering standard and enhanced customer support services. These costs include employee-related expenses, expenses related to data center capacity and third-party hosted infrastructure, depreciation of our data center equipment, amortization of certain acquisition-related intangible assets, and allocated overhead.
Costs of professional services revenues. Costs of professional services revenues consist primarily of employee-related expenses associated with these services, subcontractor expenses, travel expenses, and allocated overhead.
Product development expenses. Product development expenses consist primarily of employee-related expenses associated with our efforts to add new features and applications, increase functionality, and enhance the ease of use of our cloud applications, as well as expenses related to third-party hosted infrastructure, and allocated overhead.
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, sales commissions, marketing programs, travel expenses, amortization of certain acquisition-related intangible assets, and allocated overhead. Marketing programs consist of advertising, events, corporate communications, brand awareness, brand ambassador campaigns, and product marketing activities. Sales commissions are considered incremental costs of obtaining a contract with a customer. Sales commissions for new revenue contracts are capitalized and amortized on a straight-line basis over a period of benefit that we have determined to be five years.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for our finance and accounting, legal, human resources, and information systems personnel, as well as professional services fees, allocated overhead, and other corporate expenses.
We allocate shared costs, such as facilities, IT, benefits, and recruiting, primarily based on headcount. As such, overhead expenses are reflected in each of the costs and expenses categories.
Restructuring expenses. Restructuring expenses are associated with a formal restructuring program and consist of charges related to workforce reductions, including employee transition, severance payments, and share-based compensation, as well as charges associated with the closure of facilities and other exit and disposal activities.
Results of Operations
Revenues
Our total revenues were as follows (in millions):

	Year Ended January 31,
	2026	2025	2024
Subscription services	$8,833	$7,718	$6,603
Professional services	719	728	656
Total revenues	$9,552	$8,446	$7,259
Total revenues were $9.6 billion for fiscal 2026, compared to $8.4 billion for fiscal 2025, an increase of $1.1 billion, or 13%. Subscription services revenues were $8.8 billion for fiscal 2026, compared to $7.7 billion for fiscal 2025, an increase of $1.1 billion, or 14%. Approximately 60% of the increase in subscription services revenues was attributable to expansion within our customers that existed as of the beginning of the comparable prior year period, and the remaining 40% was attributable to customers added after the beginning of the comparable prior year period. Professional services revenues were $719 million for fiscal 2026, compared to $728 million for fiscal 2025, a decrease of $10 million, or 1%. The decrease in professional services revenues was driven by variation in project size and mix of deployment and integration services provided as we continue to expand and leverage our service partners.
Gross Revenue Retention Rate
Our growth in subscription services revenues attributable to existing customers is further reflected by our gross revenue retention rate of approximately 97% as of January 31, 2026. Our gross revenue retention rate measures the percentage of recurring revenue retained from existing customers and is calculated by taking total annual recurring revenue (“ARR”) of our customers as of the corresponding prior period-end and comparing that to ARR from that same set of customers as of the current period-end. The metric takes into account recurring revenues lost to product or customer churn but does not account for additional revenue earned from add-ons or net expansions, which include volume and price adjustments. Our high gross revenue retention rate demonstrates our ability to maintain our existing customer base and drive strong overall customer satisfaction.
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
Subscription Revenue Backlog
As of January 31, 2026, our total subscription revenue backlog was $28.1 billion, with $8.8 billion expected to be recognized in revenues over the next 12 months. As of January 31, 2025, our total subscription revenue backlog was $25.1 billion, with $7.6 billion expected to be recognized in revenues over the next 12 months. The increase in subscription revenue backlog was primarily driven by expansion within our existing customer base, sales to new customers, and timing of renewals for existing customers.

Costs and Expenses
Our costs and expenses were as follows (in millions):

	Year Ended January 31,
	2026	2025	2024
Costs of subscription services	$1,531	$1,266	$1,031
Costs of professional services	790	803	740
Product development	2,679	2,626	2,464
Sales and marketing	2,616	2,432	2,139
General and administrative	912	820	702
Restructuring	303	84	0
Total costs and expenses	$8,831	$8,031	$7,076
Total costs and expenses were $8.8 billion for fiscal 2026, compared to $8.0 billion for fiscal 2025, an increase of $800 million, or 10%. The increase in total costs and expenses included increases of $219 million in restructuring-related expenses, $159 million in third-party hosted infrastructure expenses, $212 million in employee-related expenses, net of restructuring-related cost savings, $81 million in facilities and IT-related expenses, $52 million related to professional services, $41 million in amortization of deferred sales commissions, $27 million in amortization of acquisition-related intangible assets, and $16 million related to marketing programs, offset by a reduction of $19 million in subcontractor expenses.
Costs of Subscription Services
Costs of subscription services were $1.5 billion for fiscal 2026, compared to $1.3 billion for fiscal 2025, an increase of $264 million, or 21%. The increase in costs of subscription services included increases of $139 million in third-party hosted infrastructure expenses, $74 million in employee-related expenses primarily due to delivering our enhanced customer support services, net of restructuring-related cost savings, $29 million in facilities and IT-related expenses, and $19 million in amortization of acquisition-related intangible assets.
We expect costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including third-party hosted infrastructure, and as we grow our enhanced customer support services.
Costs of Professional Services
Costs of professional services were $790 million for fiscal 2026, compared to $803 million for fiscal 2025, a decrease of $13 million, or 2%. The decrease in costs of professional services included a reduction of $19 million in subcontractor expenses offset by an increase of $7 million in facilities and IT-related expenses. Employee-related expenses remained relatively flat as a result of restructuring-related cost savings.
We expect costs of professional services as a percentage of total revenues to continue to decline as we expand and leverage our service partners to deploy our applications and focus on growing our subscription revenues.
Product Development
Product development expenses were $2.7 billion for fiscal 2026, compared to $2.6 billion for fiscal 2025, an increase of $55 million, or 2%. The increase in product development expenses included increases of $41 million in employee-related expenses, net of restructuring-related cost savings, $18 million in third-party hosted infrastructure expenses, and $14 million in facilities and IT-related expenses, offset by a reduction of $11 million related to professional services.
We expect product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
Sales and marketing expenses were $2.6 billion for fiscal 2026, compared to $2.4 billion for fiscal 2025, an increase of $184 million, or 8%. The increase in sales and marketing expenses included increases of $76 million in employee-related expenses, net of restructuring-related cost savings, $41 million in amortization of deferred sales commissions, $19 million related to marketing programs, $17 million related to professional services, and $17 million in facilities and IT-related expenses.

We expect sales and marketing expenses to increase in absolute dollars as we continue to invest domestically and internationally to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
General and administrative expenses were $912 million for fiscal 2026, compared to $820 million for fiscal 2025, an increase of $92 million, or 11%. The increase in general and administrative expenses included increases of $45 million related to professional services, $20 million in employee-related expenses, net of restructuring-related cost savings, and $14 million in facilities and IT-related expenses.
We expect general and administrative expenses will continue to increase in absolute dollars as we continue to grow our business and invest in our people, processes, and systems to support our global operations.
Restructuring
Restructuring expenses were $303 million for fiscal 2026, of which approximately $186 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $117 million related to impairment charges associated with office space and other long-lived assets.
Restructuring expenses were $84 million for fiscal 2025, of which approximately $65 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $19 million related to impairment charges associated with office space.
For further information, see Note 21, Restructuring, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Share-based Compensation
Costs and expenses include share-based compensation expense as follows (in millions):

	Year Ended January 31,
	2026	2025	2024
Costs of subscription services	$156	$145	$120
Costs of professional services	111	114	116
Product development	690	670	653
Sales and marketing	344	310	282
General and administrative	269	272	245
Restructuring	56	8	0
Total share-based compensation expense	$1,626	$1,519	$1,416
Percentage of total revenues	17.0%	18.0%	19.5%
Share-based compensation expense increased by $107 million during fiscal 2026, primarily due to restructuring activities and additional grants to new and existing employees.
Equity compensation is an important element of our compensation philosophy. While we expect share-based compensation expense to grow in absolute dollars as we expand our global workforce, we expect it to decline as a percentage of total revenues.
Operating Income and Operating Margin
GAAP operating income was $721 million, or 7.5% of revenues, in fiscal 2026, compared to $415 million, or 4.9% of revenues in fiscal 2025. The increase is primarily due to our revenue growth outpacing headcount growth, moderation of operating expenses, including share-based compensation, and restructuring-related cost savings, partially offset by restructuring expenses.
Non-GAAP operating income was $2.8 billion, or 29.6% of revenues, in fiscal 2026, compared to $2.2 billion, or 25.9% of revenues in fiscal 2025. The increase is primarily due to our revenue growth outpacing headcount growth, moderation of operating expenses, and restructuring-related cost savings.

Reconciliations of our GAAP to non-GAAP operating income and operating margin were as follows (in millions, except percentages). See “Non-GAAP Financial Measures” below for further information.

	Year Ended January 31,
	2026	2025	2024
Operating income	$721	$415	$183
Share-based compensation expense (1)	1,570	1,511	1,416
Employer payroll tax-related items on employee stock transactions	62	76	66
Amortization of acquisition-related intangible assets	106	79	75
Acquisition-related costs	62	21	1
Restructuring costs	303	84	0
Non-GAAP operating income	$2,824	$2,186	$1,741

Operating margin	7.5%	4.9%	2.5%
Share-based compensation expense (1)	16.4%	17.9%	19.5%
Employer payroll tax-related items on employee stock transactions	0.7%	0.9%	0.9%
Amortization of acquisition-related intangible assets	1.1%	0.9%	1.1%
Acquisition-related costs	0.6%	0.2%	0.0%
Restructuring costs	3.3%	1.1%	0.0%
Non-GAAP operating margin	29.6%	25.9%	24.0%
(1)Share-based compensation expense in the GAAP to non-GAAP reconciliation tables above excludes share-based compensation associated with restructuring activities of $56 million and $8 million for fiscal 2026 and 2025, respectively. These expenses are included in Restructuring costs.
Other Income, Net
Other income, net was as follows (in millions):

	Year Ended January 31,
	2026	2025	2024
Total other income, net	$288	$223	$173
Other income, net increased by $65 million for fiscal 2026, primarily due to $77 million in higher net gains on equity investments and $26 million in higher realized net gains from the sale of debt securities to fund acquisition activities and share repurchases. These increases were offset by a $32 million reduction in interest income resulting from both decreased investment balances and lower interest rates.
Provision For (Benefit From) Income Taxes
The provision for (benefit from) income taxes was as follows (in millions):

	Year Ended January 31,
	2026	2025	2024
Provision for (benefit from) income taxes	$316	$112	$(1,025)
The income tax provision for fiscal 2026 and 2025 was primarily attributable to an increase in our U.S. pretax income and income tax expenses in profitable foreign jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (“The 2025 Tax Act”) was signed into law. The 2025 Tax Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and modifications to the international tax framework. The 2025 Tax Act did not have a material impact on our annual effective tax rate and reduced our domestic cash tax outflows for fiscal 2026. The 2025 Tax Act includes multiple effective dates, with certain provisions effective in fiscal 2026 and others phased in through fiscal 2028. We continue to evaluate the impact of the 2025 Tax Act’s provisions that take effect in future periods.

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
For further information, see Note 17, Income Taxes, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Liquidity and Capital Resources
As of January 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $5.4 billion, which were primarily held for working capital and general corporate purposes. Our cash equivalents and marketable securities are primarily composed of, in order from largest to smallest, corporate bonds, U.S. treasury securities, money market funds, U.S. agency obligations, commercial paper, asset-backed securities, and supranational securities.
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
Our long-term future capital requirements depend on many factors, including the effects of macroeconomic trends, customer growth rates, subscription renewal activity, headcount growth, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, infrastructure development, and our investment and acquisition activities. As part of our strategy, we may choose to seek additional debt or equity financing, which may not be available on terms favorable to us or at all. Additionally, our cash provided by operating activities could be affected by various risks and uncertainties, including the “Risk Factors” included in Part I, Item 1A of this report.
Our cash flows were as follows (in millions):

	Year Ended January 31,
	2026	2025	2024
Net cash provided by (used in):
Operating activities	$2,939	$2,461	$2,149
Investing activities	333	(1,781)	(1,751)
Financing activities	(3,319)	(1,150)	(268)
Effect of exchange rate changes	2	0	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(45)	$(470)	$129
Operating Activities
Cash provided by operating activities was $2.9 billion and $2.5 billion for fiscal 2026 and 2025, respectively. The improvement in cash provided by operating activities was primarily the result of higher cash collections of $1.2 billion mainly due to increased sales, partially offset by increased supplier payments of $335 million to support our continued growth and increased employee-related payments of $272 million, which include payments made under the Fiscal 2026 Restructuring Plan.
Investing Activities
Cash provided in investing activities for fiscal 2026 was $333 million, which primarily resulted from net inflows of $2.6 billion as we converted marketable debt securities into cash to fund acquisition activities and share repurchases, offset by net outflows of $2.1 billion for acquisitions, and capital expenditures of $162 million mainly for office space projects.
Cash used in investing activities for fiscal 2025 was $1.8 billion, which primarily resulted from a net outflow of $667 million related to marketable debt securities activities, net outflows of $825 million for acquisitions, and capital expenditures of $269 million for data center and office space projects.

We expect capital expenditures will be approximately $270 million in fiscal 2027. This primarily includes investments in our office facilities to support our continued growth.
Financing Activities
Cash used in financing activities for fiscal 2026 was $3.3 billion, which was due to repurchases of common stock of $2.9 billion under our share repurchase programs and taxes paid of $616 million related to net share settlement of equity awards, offset by proceeds of $192 million from the issuance of common stock from employee equity plans.
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
Free cash flows were $2.8 billion for fiscal 2026, compared to $2.2 billion for the prior year period. The improvement was primarily the result of higher cash collections of $1.2 billion mainly due to increased sales and decreased capital expenditures of $107 million, partially offset by increased supplier payments of $335 million to support our continued growth and increased employee-related payments of $272 million, which include payments made under the Fiscal 2026 Restructuring Plan.
Reconciliation of our GAAP net cash provided by operating activities to non-GAAP free cash flows is as follows (in millions):

	Year Ended January 31,
	2026	2025	2024
Net cash provided by operating activities	$2,939	$2,461	$2,149
Less: Capital expenditures	(162)	(269)	(232)
Free cash flows	$2,777	$2,192	$1,917
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
Share repurchase programs authorized by our Board of Directors that were active during fiscal 2026 and 2025 were as follows (in millions):

Authorization Date	Amount Authorized	Authorization Completion Date
November 2022	$500	Q1 fiscal 2025
February 2024	500	Q3 fiscal 2025
August 2024	1,000	Q3 fiscal 2026
May 2025	1,000	Q4 fiscal 2026
September 2025	4,000
As of January 31, 2026, we were authorized to repurchase a remaining $2.9 billion of our outstanding shares of Class A common stock under our share repurchase programs.
For further information, see Note 14, Stockholders’ Equity, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Senior Notes, agreements for third-party hosted infrastructure platforms for business operations, leases for office space and co-location facilities for data center capacity, and other purchase obligations entered into in the ordinary course of business. The table below includes our material contractual obligations, excluding imputed interest, as of January 31, 2026 (in millions). For further information, see the associated Notes to Consolidated Financial Statements included in Part II, Item 8 of this report referenced in the table below.

		Payments Due by Period
	Total	Short-term	Long-term	Reference
Senior Notes (1)	$3,458	$110	$3,348	Note 11
Third-party hosted infrastructure platform obligations	1,056	298	758	Note 13
Operating leases	1,065	146	919	Note 12
Other purchase obligations	510	163	347	Note 13
Total	$6,089	$717	$5,372
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
•Share-based compensation expense. Share-based compensation primarily consists of non-cash expenses for employee RSUs and our employee stock purchase plan. Although share-based compensation is an important aspect of the compensation of our employees and executives, this expense is determined using a number of factors, including our stock price, volatility, and forfeiture rates, that are beyond our control and generally unrelated to operational decisions and performance in any particular period. Further, share-based compensation expense is not reflective of the value ultimately received by the grant recipients.
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
See “Results of Operations—Operating Income and Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating income and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin, for fiscal 2026, 2025, and 2024.
See “Liquidity and Capital Resources—Free Cash Flows” for a reconciliation from the most comparable GAAP financial measure, net cash provided by operating activities, to the non-GAAP financial measure, free cash flows, for fiscal 2026, 2025, and 2024.
Critical Accounting Estimates
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
We believe that of our significant accounting policies, which are described in Note 2, Accounting Standards and Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, the following accounting policies include specific estimates that involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and operating results.
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
Our primary performance obligations consist of subscription services and professional services. We satisfy these performance obligations over time as we transfer the promised services to our customers. Subscription services are made up of a daily requirement to deliver the service to the customer. Each day the delivery of the service provides value to the customer and each day represents a measure toward completion of the service. As such, subscription services meet the criteria to be a series of distinct services. In determining whether professional services are distinct, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date, and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, we have concluded that professional services included in contracts with multiple performance obligations are generally distinct as the professional services are not interrelated with subscription services nor do they result in significant customization of the subscription service. As such, we view professional services as a separate performance obligation to the customer.
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
Business Combinations, Goodwill, and Acquisition-Related Intangible Assets
We allocate the purchase consideration of acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the exception of contract assets and unearned revenue which are measured and recognized on the acquisition date in accordance with our revenue recognition policy. Any residual purchase price is recorded as goodwill. The purchase price allocation process requires us to make significant estimates and assumptions related to the fair value of identifiable intangible assets. Critical estimates used in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer contracts, expected life cycle and innovation timelines for acquired technologies, forecasted customer attrition rates and revenue growth, royalty rates for comparable market technologies, and discount rates. The amounts and estimated useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.
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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of January 31, 2026, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 10, Derivative Instruments, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $5.4 billion and $8.0 billion as of January 31, 2026, and 2025, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, asset-backed securities, and supranational securities. The cash, cash equivalents, and marketable securities are held primarily for working capital and general corporate purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we sell securities that decline in market value due to changes in interest rates. Further, since our debt securities are classified as “available-for-sale,” if the fair value of the security declines below its amortized cost basis, then any portion of that decline attributable to credit losses is recognized on the Consolidated Statements of Operations.
A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $59 million market value reduction or increase in our investment portfolio as of January 31, 2026. A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $89 million market value reduction or increase in our investment portfolio as of January 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WORKDAY, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workday, Inc. (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2026 expressed an unqualified opinion thereon.
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
March 6, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workday, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Workday, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workday, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Paradox and Sana, which are included in the fiscal 2026 consolidated financial statements of the Company and constituted less than 1% of total and net assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) as of January 31, 2026 and less than 1% and 1.2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Paradox and Sana.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 6, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Francisco, California
March 6, 2026

WORKDAY, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares which are reflected in thousands and per share data)

	As of January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,501	$1,543
Marketable securities	3,942	6,474
Trade and other receivables, net of allowance for credit losses of $16 and $10, respectively	2,332	1,950
Deferred costs	306	267
Prepaid expenses and other current assets	348	311
Total current assets	8,429	10,545
Property and equipment, net	1,093	1,239
Operating lease right-of-use assets	719	336
Deferred costs, noncurrent	634	561
Acquisition-related intangible assets, net	681	361
Deferred tax assets	829	1,039
Goodwill	5,229	3,478
Other assets	460	418
Total assets	$18,074	$17,977
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$142	$108
Accrued expenses and other current liabilities	454	296
Accrued compensation	642	578
Unearned revenue	5,010	4,467
Operating lease liabilities	130	99
Total current liabilities	6,378	5,548
Debt, noncurrent	2,987	2,984
Unearned revenue, noncurrent	71	80
Operating lease liabilities, noncurrent	704	279
Other liabilities	129	52
Total liabilities	10,269	8,943
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	0	0
Class A common stock, $0.001 par value; 750,000 shares authorized; 230,770 and 220,938 shares issued, respectively; 212,082 and 215,022 shares outstanding, respectively	0	0
Class B common stock, $0.001 par value; 240,000 shares authorized; 47,049 and 51,330 shares issued and outstanding, respectively	0	0
Additional paid-in capital	12,673	11,463
Treasury stock, at cost; 18,688 and 5,916 shares held, respectively	(4,220)	(1,308)
Accumulated other comprehensive income (loss)	(136)	84
Accumulated deficit	(512)	(1,205)
Total stockholders’ equity	7,805	9,034
Total liabilities and stockholders’ equity	$18,074	$17,977
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except number of shares which are reflected in thousands and per share data)

	Year Ended January 31,
	2026	2025	2024
Revenues:
Subscription services	$8,833	$7,718	$6,603
Professional services	719	728	656
Total revenues	9,552	8,446	7,259
Costs and expenses (1):
Costs of subscription services	1,531	1,266	1,031
Costs of professional services	790	803	740
Product development	2,679	2,626	2,464
Sales and marketing	2,616	2,432	2,139
General and administrative	912	820	702
Restructuring	303	84	0
Total costs and expenses	8,831	8,031	7,076
Operating income	721	415	183
Other income, net	288	223	173
Income before provision for (benefit from) income taxes	1,009	638	356
Provision for (benefit from) income taxes	316	112	(1,025)
Net income	$693	$526	$1,381
Net income per share, basic	$2.61	$1.98	$5.28
Net income per share, diluted	$2.59	$1.95	$5.21
Weighted-average shares used to compute net income per share, basic	265,097	265,257	261,344
Weighted-average shares used to compute net income per share, diluted	268,117	269,205	265,285
(1)Costs and expenses include share-based compensation expense as follows:

	Year Ended January 31,
	2026	2025	2024
Costs of subscription services	$156	$145	$120
Costs of professional services	111	114	116
Product development	690	670	653
Sales and marketing	344	310	282
General and administrative	269	272	245
Restructuring	56	8	0
Total share-based compensation expense	$1,626	$1,519	$1,416
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended January 31,
	2026	2025	2024
Net income	$693	$526	$1,381
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	5	(7)	(1)
Net change in unrealized gains on available-for-sale debt securities, net of tax provision of $6, $2, $5, respectively	17	4	18
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision (benefit) of $(11), $3, and $2, respectively	(242)	66	(49)
Other comprehensive income (loss), net of tax	(220)	63	(32)
Comprehensive income	$473	$589	$1,349
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except number of shares which are reflected in thousands)

	Year Ended January 31,
	2026	2025	2024
Common stock:
Balance, beginning of period	$0	$0	$0
Issuance of common stock under employee equity plans	0	0	0
Shares withheld related to net share settlement of equity awards	0	0	0
Balance, end of period	0	0	0
Additional paid-in capital:
Balance, beginning of period	$11,463	$10,400	$8,829
Issuance of common stock under employee equity plans	192	186	177
Shares withheld related to net share settlement of equity awards	(614)	(649)	(22)
Share-based compensation	1,632	1,526	1,416
Balance, end of period	12,673	11,463	10,400
Treasury stock:
Balance, beginning of period	(1,308)	(608)	(185)
Common stock repurchases under share repurchase programs	(2,912)	(700)	(423)
Balance, end of period	(4,220)	(1,308)	(608)
Accumulated other comprehensive income:
Balance, beginning of period	84	21	53
Other comprehensive income (loss)	(220)	63	(32)
Balance, end of period	(136)	84	21
Accumulated deficit:
Balance, beginning of period	(1,205)	(1,731)	(3,112)
Net income	693	526	1,381
Balance, end of period	(512)	(1,205)	(1,731)
Total stockholders’ equity	$7,805	$9,034	$8,082

	Year Ended January 31,
	2026	2025	2024
Common stock shares:
Balance, beginning of period	266,352	263,862	257,991
Issuance of common stock under employee equity plans	7,869	7,959	7,739
Shares withheld related to net share settlement of equity awards	(2,700)	(2,579)	(95)
Common stock repurchased	(12,772)	(2,914)	(1,849)
Other share issuances	382	24	76
Balance, end of period	259,131	266,352	263,862
See Notes to Consolidated Financial Statements

WORKDAY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$693	$526	$1,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	347	326	282
Share-based compensation expense	1,626	1,519	1,416
Amortization of deferred costs	292	251	213
Non-cash lease expense	116	103	96
Net (gains) losses on investments	(87)	16	19
Accretion of discounts on marketable debt securities, net	(61)	(113)	(149)
Deferred income taxes	218	33	(1,058)
Asset impairments	117	19	0
Other	7	(1)	(17)
Changes in operating assets and liabilities, net of business combinations:
Trade and other receivables, net	(360)	(313)	(87)
Deferred costs	(404)	(337)	(342)
Prepaid expenses and other assets	(14)	50	69
Accounts payable	6	25	(72)
Accrued expenses and other liabilities	(26)	(41)	(95)
Unearned revenue	469	398	493
Net cash provided by operating activities	2,939	2,461	2,149
Cash flows from investing activities:
Purchases of marketable securities	(2,721)	(4,786)	(6,150)
Maturities of marketable securities	2,339	3,846	4,519
Sales of marketable securities	2,937	273	144
Capital expenditures	(162)	(269)	(232)
Business combinations, net of cash acquired	(2,079)	(825)	(8)
Purchases of other intangible assets	0	(3)	(10)
Purchases of non-marketable equity and other investments	(21)	(22)	(16)
Sales of non-marketable equity and other investments	19	5	2
Other	21	0	0
Net cash provided by (used in) investing activities	333	(1,781)	(1,751)
Cash flows from financing activities:
Repurchases of common stock	(2,895)	(700)	(423)
Proceeds from issuance of common stock from employee equity plans	192	186	177
Taxes paid related to net share settlement of equity awards	(616)	(636)	(22)
Net cash used in financing activities	(3,319)	(1,150)	(268)
Effect of exchange rate changes	2	0	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(45)	(470)	129
Cash, cash equivalents, and restricted cash at the beginning of period	1,554	2,024	1,895
Cash, cash equivalents, and restricted cash at the end of period	$1,509	$1,554	$2,024
See Notes to Consolidated Financial Statements

	Year Ended January 31,
	2026	2025	2024
Supplemental cash flow data:
Cash paid for interest	$110	$110	$110
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	64	27	52
Taxes related to net share settlement of equity awards, accrued but not paid	11	13	0

	As of January 31,
	2026	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$1,501	$1,543	$2,012
Restricted cash included in Prepaid expenses and other current assets	8	11	12
Total cash, cash equivalents, and restricted cash	$1,509	$1,554	$2,024
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
Workday is a leading enterprise platform that provides organizations with solutions for human capital management (“HCM”), financial management, spend management, and planning. With Workday, our customers have an artificial intelligence (“AI”)-powered cloud platform that helps them manage their people, money, and agents.
Fiscal Year
Our fiscal year ends on January 31. References to fiscal 2026, for example, refer to the fiscal year ended January 31, 2026.
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
Our CODM assesses performance and decides how to allocate resources based on Net income, as reported on the Consolidated Statements of Operations. Net income is used to evaluate the overall profitability of the business and to guide decisions on how to invest in and grow the business. Our CODM also reviews Total assets, as reported on the Consolidated Balance Sheets, and Capital expenditures, as reported on the Consolidated Statements of Cash Flows. Significant segment expenses include the costs and expenses presented on the Consolidated Statements of Operations. Other segment items include Other income, net and Provision for (benefit from) income taxes.

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
Subscription Services Revenues
Subscription services revenues primarily consist of fees that provide customers access to our cloud applications, with standard and enhanced customer support. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. To date, we have not allocated any significant variable consideration to the transaction price. Our subscription contracts are generally three years or longer in length and are generally noncancelable.
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
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the cloud applications sold, customer demographics, and the number and types of users within our contracts.
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
Contract Balances
We generally invoice our customers annually in advance for our subscription services. For our professional services, we generally invoice customers as the work is performed for time and materials arrangements, and in advance for fixed price arrangements. Payment terms and conditions vary by contract type and by customer, and payment is generally required within 30 days from date of invoicing. The timing of revenue recognition may differ from the timing of invoicing customers, and these timing differences result in trade receivables, contract assets, or contract liabilities (unearned revenue) on the Consolidated Balance Sheets.

Trade Receivables and Contract Assets
We record a trade receivable when an unconditional right to consideration exists, such that only the passage of time is required before payment of consideration is due. A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. The current and noncurrent portions of contract assets are included in Trade and other receivables, net and Other assets, respectively, on the Consolidated Balance Sheets.
We maintain an allowance for credit losses for expected uncollectible trade receivables and contract assets, which is recorded as an offset to trade receivables or contract assets. We assess our allowance for credit losses by taking into consideration forecasts of future economic conditions, information about past events, such as our historical trend of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. For current trade receivables and contract assets, we assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The allowance for credit losses is recorded in General and administrative expenses on the Consolidated Statements of Operations.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase. Our cash equivalents generally consist of investments in U.S. treasury securities, commercial paper, and money market funds.
Debt Securities
Debt securities generally consist of investments in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, asset-backed securities, and supranational securities. We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We consider all debt securities as funds available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets on the Consolidated Balance Sheets. Debt securities included in Marketable securities on the Consolidated Balance Sheets consist of securities with original maturities at the time of purchase greater than three months, and the remaining securities are included in Cash and cash equivalents. Realized gains or losses from the sales of debt securities are based on the specific identification method.
When the fair value of a debt security is below its amortized cost, the amortized cost should be written down to its fair value if (i) it is more likely than not that management will be required to sell the impaired security before recovery of its amortized basis or (ii) management has the intention to sell the security. If neither of these conditions are met, we must determine whether the impairment is due to credit losses. To determine the amount of credit losses, we compare the present value of the expected cash flows of the security, derived by taking into account the issuer’s credit ratings and remaining payment terms, with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in Other income, net on the Consolidated Statements of Operations. Non-credit related losses are recorded in Accumulated other comprehensive income (loss) (“AOCI”).

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
Equity Investments
Non-Marketable Equity Investments Measured Using the Measurement Alternative
Non-marketable equity investments measured using the measurement alternative include investments in privately held companies without readily determinable fair values in which we do not own a controlling interest or exercise significant influence. These investments are recorded at cost and are adjusted for observable transactions for same or similar securities of the same issuer or impairment events. These investments are included in Other assets on the Consolidated Balance Sheets. Additionally, we assess our non-marketable equity investments quarterly for impairment. Adjustments and impairments are recorded in Other income, net on the Consolidated Statements of Operations.
Marketable Equity Investments
We may hold marketable equity investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. Marketable equity investments are included in Marketable securities on the Consolidated Balance Sheets. They are measured using quoted prices in active markets with changes recorded in Other income, net on the Consolidated Statements of Operations.
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
Derivative Financial Instruments and Hedging Activities
We use derivative financial instruments to manage foreign currency exchange risk. Derivative instruments are measured at fair value and recorded as either an asset or liability on the Consolidated Balance Sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. For derivative instruments designated as cash flow hedges (“cash flow hedges”), which we use to hedge a portion of our forecasted foreign currency revenue and expense transactions, the gains or losses are recorded in AOCI on the Consolidated Balance Sheets and subsequently reclassified to the same line item as the hedged transaction on the Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. The effectiveness of the cash flow hedges is assessed quantitatively using regression at inception of the hedge and on an ongoing basis. For derivative instruments not designated as hedging instruments (“non-designated hedges”), which we use to hedge a portion of our net outstanding monetary assets and liabilities, the gains or losses are recorded in Other income, net on the Consolidated Statements of Operations in the period incurred. Cash flows from the settlement of forward contracts designated as cash flow hedges and non-designated hedges are classified as operating activities on the Consolidated Statements of Cash Flows.
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

Business Combinations
We allocate the purchase consideration of acquired companies to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the exception of contract assets and unearned revenue which are measured and recognized on the acquisition date in accordance with our revenue recognition policy. Any residual purchase price is recorded as goodwill. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, including uncertain tax positions and tax-related valuation allowances, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Operations.
In the event that we acquire a company in which we previously held an equity interest, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the equity investment is recorded as a non-cash gain or loss within Other income, net on the Consolidated Statements of Operations.
Goodwill and Acquisition-Related Intangible Assets
Acquisition-related intangible assets with finite lives are amortized over their estimated useful lives. Goodwill is not amortized, but is tested for impairment at least annually, and more frequently upon the occurrence of certain events.
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
We have elected to combine lease and non-lease components for each of our existing underlying leases and to exclude leases with a term of 12 months or less from our Consolidated Balance Sheets. We recognize variable lease costs, including common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor, in the Consolidated Statements of Operations in the period incurred. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that we will exercise such options.
Impairment of Long-Lived Assets
We evaluate long-lived assets, including property and equipment, acquisition-related intangible assets, and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Recoverability is measured by comparing the carrying value to the future undiscounted cash flows we expect the asset or asset group to generate. Any excess of the carrying value of the asset or asset group above its fair value is recognized as an impairment loss.
Treasury Stock
Treasury stock is accounted for using the cost method and recorded as a reduction to Stockholders’ equity on the Consolidated Balance Sheets. Incremental direct costs to purchase treasury stock, including excise tax and commissions, are included in the cost of the shares acquired.
Advertising Expenses
Advertising is expensed as incurred. Advertising expense was $181 million, $204 million, and $194 million for fiscal 2026, 2025, and 2024, respectively.
Share-Based Compensation
We measure and recognize compensation expense for share-based awards issued to employees and non-employees, primarily including restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and purchases under our employee stock purchase plan (“ESPP”), on the Consolidated Statements of Operations.
For RSUs and PSUs, fair value is based on the closing price of our common stock on the grant date. Compensation expense for RSUs, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period, which is generally the same as the vesting period. Compensation expense for PSUs is recognized using the accelerated attribution method over the requisite service period when it is probable that the performance conditions will be satisfied.

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
Restructuring
Restructuring costs are associated with a formal restructuring plan and are primarily related to workforce reductions, the closure of facilities, and other exit and disposal activities. For involuntary employee termination benefits not provided under an ongoing benefit arrangement, costs are recognized when the plan is communicated to the employees. For ongoing employee benefit arrangements, inclusive of statutory requirements, costs are recognized when it becomes probable that an obligation has been incurred and the amount can be reasonably estimated. Costs related to contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates, and losses on owned real estate are recognized when all of the held-for-sale criteria are met. The liabilities for restructuring charges are generally included in Accrued expenses and other liabilities or Accrued compensation on the Consolidated Balance Sheets.
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

Foreign Currency Exchange
The functional currency for certain of our foreign subsidiaries is the U.S. dollar, while others use local currencies. We translate the foreign functional currency financial statements to U.S. dollars for those entities that do not have the U.S. dollar as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded in AOCI on the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in Other income, net on the Consolidated Statements of Operations.
Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, derivative instruments, and trade and other receivables. Our deposits exceed federally insured limits.
No customer individually accounted for more than 10% of trade and other receivables, net as of January 31, 2026, or 2025. No customer individually accounted for more than 10% of total revenues during fiscal 2026, 2025, or 2024.
Other than the United States (“U.S.”), no country individually accounted for more than 10% of total revenues during fiscal 2026, 2025, or 2024.
In order to reduce the risk of disruption of our cloud applications, we host our applications in data centers operated by third parties located in the U.S., Europe, Canada, and the Asia-Pacific region. These data centers include third-party hosted infrastructure, including Amazon Web Services and Google Cloud, and co-location data centers. Procedures are in place to restore services in the event of disruption at one of these data center facilities. Even with these procedures for disaster recovery in place, our cloud applications could be significantly interrupted during the implementation of the procedures to restore services.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. We adopted this ASU on a prospective basis effective February 1, 2025. For further information, see Note 17, Income Taxes.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. We early adopted this ASU on a prospective basis effective November 1, 2025. In accordance with this practical expedient, for current trade receivables and contract assets, we assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The adoption had no material impact on our consolidated financial statements during fiscal 2026.
Recently Issued Accounting Pronouncements
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the internal-use software costs capitalization model by eliminating stage-based rules and replacing them with a principles-based framework to be more aligned with modern software development practices. This ASU is effective for interim and annual reporting periods beginning in the first quarter of our fiscal 2029, with early adoption permitted as of the beginning of an annual reporting period. Entities may adopt the guidance using prospective application, retrospective application, or a modified transition approach. We are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.

Note 3. Investments
Debt Securities
As of January 31, 2026, debt securities consisted of the following (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,820	$11	$0	$1,831
U.S. agency obligations	265	1	0	266
Corporate bonds	1,874	22	0	1,896
Commercial paper	164	0	0	164
Asset-backed securities	155	2	0	157
Supranational securities	26	0	0	26
Total debt securities	$4,304	$36	$0	$4,340
Included in Cash and cash equivalents	$398	$0	$0	$398
Included in Marketable securities	$3,906	$36	$0	$3,942
As of January 31, 2025, debt securities consisted of the following (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$2,069	$4	$(1)	$2,072
U.S. agency obligations	634	2	0	636
Corporate bonds	3,532	11	(3)	3,540
Commercial paper	294	0	0	294
Asset-backed securities	104	0	0	104
Supranational securities	5	0	0	5
Total debt securities	$6,638	$17	$(4)	$6,651
Included in Cash and cash equivalents	$177	$0	$0	$177
Included in Marketable securities	$6,461	$17	$(4)	$6,474
The following table presents the fair values of debt securities as of January 31, 2026, by remaining contractual maturity (in millions). Actual maturities may differ from contractual maturities because borrowers may have certain prepayment conditions.

January 31, 2026
Due within 1 year	$1,691
Due 1 year through 5 years	2,547
Due 5 years through 10 years	73
Due after 10 years	29
Total debt securities	$4,340
Interest receivable of $33 million and $53 million was included in Prepaid expenses and other current assets on the Consolidated Balance Sheets as of January 31, 2026, and 2025, respectively.
As of January 31, 2026, and 2025, unrealized losses on our debt securities were not material. We did not recognize any credit losses related to our debt securities during the periods presented.
We sold $2.9 billion, $273 million, and $59 million of debt securities during fiscal 2026, 2025, or 2024, respectively. The realized net gains from the sales were $27 million in fiscal 2026 and immaterial in fiscal 2025 and 2024.

Equity Investments
Equity investments consisted of the following (in millions):

	Consolidated Balance Sheets Location	As of January 31,
		2026	2025
Money market funds	Cash and cash equivalents	$694	$988
Non-marketable equity investments measured using the measurement alternative	Other assets	230	244
Total equity investments		$924	$1,232
Total realized and unrealized gains and losses associated with our equity investments consisted of the following (in millions):

	As of January 31,
	2026	2025	2024
Net realized gains (losses) recognized on equity investments sold (1)	$64	$(6)	$6
Net unrealized losses recognized on equity investments held as of the end of the period	(5)	(12)	(30)
Total net gains (losses) recognized in Other income, net	$59	$(18)	$(24)
(1)Reflects the difference between the sale proceeds and the carrying value of the equity investments at the beginning of the fiscal year.
Non-Marketable Equity Investments Measured Using the Measurement Alternative
The carrying values for our non-marketable equity investments are summarized below (in millions):

	As of January 31,
	2026	2025
Total initial cost	$205	$217
Cumulative net unrealized gains	25	27
Carrying value	$230	$244
In fiscal 2026, we recognized net gains of $64 million related to exits of non-marketable equity investments, which included a non-cash gain of $11 million related to our acquisition of Sana. For further information, see Note 7, Business Combinations. Additionally, we recognized upward adjustments of $17 million, and impairment losses of $22 million.
In fiscal 2025, we recorded losses related to impairments and exits of $18 million, upward adjustments of $5 million, and downward adjustments of $5 million on our non-marketable equity investments.
In fiscal 2024, we recorded impairment losses of $30 million.
Marketable Equity Investments
We held no marketable equity investments in fiscal 2026 and 2025. During fiscal 2024, we sold marketable equity investments for proceeds of $87 million, with corresponding realized gains of $6 million.

Note 4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of January 31, 2026 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$1,831	$0	$0	$1,831
U.S. agency obligations	0	266	0	266
Corporate bonds	0	1,896	0	1,896
Commercial paper	0	164	0	164
Asset-backed securities	0	157	0	157
Supranational securities	0	26	0	26
Money market funds	694	0	0	694
Foreign currency derivative assets	0	21	0	21
Total assets	$2,525	$2,530	$0	$5,055
Foreign currency derivative liabilities	$0	$148	$0	$148
Total liabilities	$0	$148	$0	$148
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
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $940 million and $828 million as of January 31, 2026, and 2025, respectively. Amortization expense for the deferred costs was $292 million, $251 million, and $213 million for fiscal 2026, 2025, and 2024, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	As of January 31,
	2026	2025
Computers, equipment, and software	$1,285	$1,370
Buildings	690	752
Leasehold improvements	334	252
Furniture, fixtures, and transportation equipment	112	108
Land and land improvements	74	81
Property and equipment, gross	2,495	2,563
Less accumulated depreciation and amortization	(1,402)	(1,324)
Property and equipment, net	$1,093	$1,239
Depreciation expense totaled $237 million, $243 million, and $203 million for fiscal 2026, 2025, and 2024, respectively.
During fiscal 2026 and 2025, we recognized impairment charges of $101 million and $13 million, respectively, related to certain property and equipment as a result of our restructuring activities. For further information, see Note 21, Restructuring. There were no impairments of property and equipment in fiscal 2024.
Note 7. Business Combinations
Fiscal 2026
Sana Acquisition
In November 2025, we acquired all outstanding stock of Sana Labs AB (“Sana”), an AI company building the next generation of enterprise knowledge tools. We have included the financial results of Sana in our consolidated financial statements from the date of acquisition.
The total acquisition-date fair value of the purchase consideration was $1.1 billion, attributable to cash consideration of $1.0 billion and the fair value of a previously held equity interest of $16 million. The fair values of assets acquired and liabilities assumed may be subject to change over the measurement period as additional information is received and certain tax matters are finalized. The measurement period will end no later than one year from the acquisition date. The preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition were as follows (in millions):

Cash	$40
Acquisition-related intangible assets	126
Goodwill	903
Other assets	20
Other liabilities	(34)
Total purchase consideration, inclusive of previously held equity interest	$1,055
The fair values and weighted-average useful lives of the acquired intangible assets by category were as follows (in millions, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$97	4
Customer relationships	28	8
Trade name	1	1
Total acquisition-related intangible assets	$126	5
The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating Sana’s technology into our product portfolio. The goodwill is not deductible for income tax purposes.

We held a non-marketable equity investment in Sana with a carrying value of $5 million prior to the acquisition. We recognized a non-cash gain of $11 million as a result of remeasuring our prior equity interest in Sana held before the business combination. The gain is included in Other income, net on the Consolidated Statements of Operations.
Separate operating results and pro forma results of operations for Sana have not been presented as the effect of this acquisition was not material to our financial results.
Paradox Acquisition
In September 2025, we acquired all outstanding stock of Paradox, Inc. (“Paradox”), a candidate experience agent that uses conversational AI to simplify the job application journey. We have included the financial results of Paradox in our consolidated financial statements from the date of acquisition.
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

Cash	$75
Acquisition-related intangible assets	253
Goodwill	780
Other assets	49
Other liabilities	(94)
Total purchase consideration, inclusive of previously held equity interest	$1,063
The fair values and weighted-average useful lives of the acquired intangible assets by category were as follows (in millions, except years):

	Estimated Fair Values	Weighted-Average Useful Lives (in Years)
Developed technology	$133	5
Customer relationships	116	9
Backlog	2	3
Trade name	2	1
Total acquisition-related intangible assets	$253	7
The goodwill recognized was primarily attributable to the assembled workforce and the expected synergies from integrating Paradox’s technology into our product portfolio. The goodwill is not deductible for income tax purposes.
We held a non-marketable equity investment in Paradox with a carrying value of $20 million prior to the acquisition. There was no gain or loss resulting from the remeasurement of our prior equity interest in Paradox held before the business combination.
Separate operating results and pro forma results of operations for Paradox have not been presented as the effect of this acquisition was not material to our financial results.
Other Acquisitions
In December 2025, we completed an acquisition for total purchase consideration of $111 million, resulting in an increase of $46 million and $64 million in acquired developed technology and goodwill, respectively.
In August 2025, we completed an acquisition for total purchase consideration of $6 million, resulting in an increase of $1 million and $4 million in acquired developed technology and goodwill, respectively.

Fiscal 2025
Evisort Acquisition
In October 2024, we acquired all outstanding stock of Evisort Inc. (“Evisort”), a provider of an AI-native document intelligence platform. We have included the financial results of Evisort in our consolidated financial statements from the date of acquisition.
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
HiredScore Acquisition
In March 2024, we acquired all outstanding stock of HiredScore, Inc. (“HiredScore”), a provider of AI-powered talent orchestration solutions. We have included the financial results of HiredScore in our consolidated financial statements from the date of acquisition.
The total acquisition-date fair value of the purchase consideration was $530 million, which was paid in cash. The fair values of the assets acquired and liabilities assumed as of the date of acquisition were as follows (in millions):

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

Note 8. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following as of January 31, 2026 (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$742	$(362)	$380
Customer relationships	506	(210)	296
Backlog	17	(15)	2
Trade name	17	(14)	3
Total	$1,282	$(601)	$681
Acquisition-related intangible assets, net consisted of the following as of January 31, 2025 (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$473	$(303)	$170
Customer relationships	362	(171)	191
Backlog	15	(15)	0
Trade name	14	(14)	0
Total	$864	$(503)	$361
Amortization expense related to acquisition-related intangible assets was $106 million, $79 million, and $74 million for fiscal 2026, 2025, and 2024, respectively.
As of January 31, 2026, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in millions):

Fiscal Period:
2027	$139
2028	132
2029	122
2030	106
2031	60
Thereafter	122
Total	$681
Note 9. Other Assets
Other assets consisted of the following (in millions):

	As of January 31,
	2026	2025
Non-marketable equity and other investments	$233	$247
Prepayments for goods and services	64	16
Contract assets	59	44
Technology patents and other intangible assets, net	21	25
Deposits	14	10
Derivative assets	2	52
Other	67	24
Total other assets	$460	$418

Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of January 31, 2026, our future estimated amortization expense was as follows (in millions):

Fiscal Period:
2027	$3
2028	3
2029	3
2030	2
2031	2
Thereafter	8
Total	$21
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
As of January 31, 2026, we estimate that $38 million of net losses recorded in AOCI related to our cash flow hedges will be reclassified into earnings within the next 12 months.
As of January 31, 2026, and 2025, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $3.0 billion and $2.8 billion, respectively, and the notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $874 million and $420 million as of January 31, 2026, and 2025, respectively. All contracts had maturities of less than 48 months.
Non-Designated Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities. These forward contracts are intended to offset foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the Consolidated Balance Sheets at fair value.
As of January 31, 2026, and 2025, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $442 million and $242 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $565 million and $91 million, respectively.
The fair values of outstanding derivative instruments were as follows (in millions):

	Consolidated Balance Sheets Location	As of January 31,
		2026	2025
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$15	$59
Cash flow hedges	Other assets	2	52
Non-designated hedges	Prepaid expenses and other current assets	4	1
Total derivative assets		$21	$112
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$71	$22
Cash flow hedges	Other liabilities	65	3
Non-designated hedges	Accrued expenses and other current liabilities	12	1
Total derivative liabilities		$148	$26

The effect of cash flow hedges on the Consolidated Statements of Operations was as follows (in millions):

Consolidated Statements of Operations Location	Year Ended January 31,
	2026		2025		2024
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$9,552	$18	$8,446	$30	$7,259	$62
Costs and expenses	8,831	7	8,031	(3)	7,076	1
Pre-tax gains (losses) associated with cash flow hedges were as follows (in millions):

	Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Year Ended January 31,
		2026	2025	2024
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$(228)	$96	$16
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	18	30	62
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	7	(3)	1
Gains (losses) associated with non-designated hedges were as follows (in millions):

	Consolidated Statements of Operations Location	Year Ended January 31,
		2026	2025	2024
Gains (losses) related to non-designated hedges	Other income, net	$(8)	$4	$5
We manage our exposure to counterparty risk by entering into foreign currency forward contracts with a diversified group of nine major financial institutions and by actively monitoring outstanding positions. We are subject to netting agreements with all of these counterparties, under which we are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. After consideration of these netting arrangements, the total net settlement amount related to our foreign currency forward contracts is an asset position of $1 million and a liability position of $128 million as of January 31, 2026, and an asset position of $86 million as of January 31, 2025.
Although legally enforceable master netting arrangements exist between Workday and each counterparty, it is our policy to present the derivatives gross on the Consolidated Balance Sheets. Our foreign currency forward contracts are not subject to any credit contingent features or collateral requirements.
Note 11. Debt
Outstanding debt consisted of the following (in millions):

	As of January 31,
	2026	2025
2027 Notes	$1,000	$1,000
2029 Notes	750	750
2032 Notes	1,250	1,250
Total principal amount	3,000	3,000
Less: unamortized debt discount and issuance costs	(13)	(16)
Debt, noncurrent	$2,987	$2,984

As of January 31, 2026, our future principal payments for the outstanding debt were as follows (in millions):

Fiscal Period:
2027	$0
2028	1,000
2029	0
2030	750
2031	0
Thereafter	1,250
Total principal amount	$3,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of January 31, 2026, we were in compliance with all covenants associated with the Senior Notes.
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
As of January 31, 2026, and 2025, the total estimated fair value of the Senior Notes was $2.9 billion and $2.8 billion, respectively. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
Credit Agreement
In fiscal 2023, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of January 31, 2026, and 2025, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.
The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of January 31, 2026, and 2025, we were in compliance with all covenants included in the 2022 Credit Agreement.

Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in millions):

	Year Ended January 31,
	2026	2025	2024
Contractual interest expense	$110	$110	$110
Interest cost related to amortization of debt discount and issuance costs	4	4	4
Total interest expense	$114	$114	$114
Note 12. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $719 million and $336 million as of January 31, 2026, and 2025, respectively, and operating lease liabilities were $834 million and $378 million as of January 31, 2026, and 2025, respectively.
In July 2025, a 20-year lease for our new European headquarters in Dublin, Ireland, commenced. This resulted in the recognition of an operating lease right-of-use asset of $313 million, and a corresponding operating lease liability of $333 million.
The components of operating lease expense were as follows (in millions):

	Year Ended January 31,
	2026	2025	2024
Operating lease cost (1)	$161	$123	$109
Short-term lease cost	1	1	3
Variable lease cost	52	53	46
Total operating lease cost	$214	$177	$158
(1)Operating lease cost includes impairment charges of $16 million and $6 million for fiscal 2026 and 2025, respectively, associated with our restructuring activities. For further information, see Note 21, Restructuring. There were no lease impairments in fiscal 2024.
Supplemental cash flow information related to our operating leases was as follows (in millions):

	Year Ended January 31,
	2026	2025	2024
Cash paid for operating lease liabilities	$134	$111	$112
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	511	158	139
Other information related to our operating leases was as follows:

	As of January 31,
	2026	2025
Weighted average remaining lease term (in years)	11	5
Weighted average discount rate	4.19%	4.20%

As of January 31, 2026, maturities of operating lease liabilities were as follows (in millions):

Fiscal Period:
2027	$146
2028	155
2029	123
2030	86
2031	65
Thereafter	490
Total lease payments	1,065
Less imputed interest	(231)
Total operating lease liabilities	$834
As of January 31, 2026, we had operating leases for office space that had not yet commenced with total undiscounted lease payments of $11 million. These operating leases will commence in fiscal 2027, with lease terms ranging from approximately one to six years.
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
Future payments under purchase obligations with a remaining term in excess of one year as of January 31, 2026, were as follows (in millions):

	Third-Party Hosted Infrastructure Platform Obligations	Other Purchase Obligations
Fiscal Period:
2027	$298	$163
2028	414	153
2029	344	105
2030	0	51
2031	0	25
Thereafter	0	13
Total	$1,056	$510
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of January 31, 2026, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.

Note 14. Stockholders’ Equity
Common Stock
As of January 31, 2026, there were 212 million shares of Class A common stock, and 47 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder. All of our Class A and Class B shares will convert to a single class of common stock upon the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A common stock and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, and (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock.
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
Share repurchase programs authorized by our Board of Directors that were in effect during the periods presented were as follows (in millions):

Authorization Date	Amount Authorized	Authorization Completion Date
November 2022	$500	Q1 fiscal 2025
February 2024	500	Q3 fiscal 2025
August 2024	1,000	Q3 fiscal 2026
May 2025	1,000	Q4 fiscal 2026
September 2025	4,000
The table below sets forth information regarding repurchase of shares under our share repurchase programs (in millions, except number of shares which are reflected in thousands, and per share data):

	Year Ended January 31,
	2026	2025	2024
Total number of shares repurchased	12,772	2,914	1,849
Average price paid per share (1)	$226.62	$240.20	$228.67
Amount repurchased (1)	$2,894	$700	$423
(1)Amounts exclude excise tax and commissions.
All repurchases were made in open market transactions. As of January 31, 2026, we were authorized to repurchase a remaining $2.9 billion of our outstanding shares of Class A common stock under our share repurchase programs.
Employee Equity Plans
In fiscal 2023, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. Shares that are forfeited or withheld in connection with the net share settlement of RSUs are added to the reserves of the 2022 Plan. As of January 31, 2026, 13 million shares of Class A common stock were available for future grants under the 2022 Plan.

In fiscal 2023, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“2012 ESPP”). Under the 2012 ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of January 31, 2026, 2 million shares of Class A common stock were available for issuance under the 2012 ESPP.
Restricted Stock Units and Performance-Based Restricted Stock Units
The Stock Plans provide for the issuance of RSUs and performance-based restricted stock units (“PSUs”) to employees and non-employees. RSUs generally vest over four years. Activity during fiscal 2026 was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding balance as of January 31, 2025	14,361	$226.52
Granted- restricted stock units	8,435	219.23
Granted- performance-based restricted stock units (1)	84	215.98
Vested	(4,153)	226.70
Forfeited and canceled (2)	(4,603)	224.11
Performance adjustment (3)	4	185.80
Outstanding balance as of January 31, 2026	14,128	222.83
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
(3)Represents the difference between the target PSUs granted and the actual PSUs awarded based upon the achievement level of performance measures.
The weighted-average grant date fair value of RSUs granted during fiscal 2026, 2025, and 2024 was $219.23, $252.18, and $197.22, respectively. The total fair value of RSUs vested as of the vesting dates during fiscal 2026, 2025, and 2024 was $952 million, $1.1 billion, and $1.4 billion, respectively.
As of January 31, 2026, there was a total of $2.5 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Employee Stock Purchase Plan
For fiscal 2026, approximately 1 million shares of Class A common shares were purchased under the 2012 ESPP at a weighted-average price of $198.12 per share, resulting in cash proceeds of $192 million.
The weighted-average grant date fair value for the ESPP was $60.99, $57.80, and $57.90 per share during fiscal 2026, 2025, and 2024, respectively. These values were calculated using the following assumptions:

	Year Ended January 31,
	2026	2025	2024
Expected volatility	34% - 37%	32%	32% - 33%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	3.75% - 4.31%	4.43% - 5.39%	5.33% - 5.44%
Dividend yield	0%	0%	0%
Fair value per share	$213.35 - $247.75	$210.83 - $251.46	$215.31 - $272.92
Tax Benefits on Share-Based Compensation
In fiscal 2026, 2025, and 2024, we recognized tax benefits on share-based compensation expense of $295 million, $277 million, and $257 million, respectively, which are reflected in the Provision for (benefit from) income taxes on the Consolidated Statements of Operations.

Note 15. Contract Balances and Performance Obligations
Contract Balances
Contract assets and unearned revenue balances were as follows (in millions):

	Consolidated Balance Sheets Location	As of January 31,
		2026	2025
Contract assets:
Contract assets, current	Trade and other receivables, net	$443	$373
Contract assets, noncurrent	Other assets	59	44
Total contract assets		$502	$417
Unearned revenue:
Unearned revenue, current (1)	Unearned revenue	$5,010	$4,467
Unearned revenue, noncurrent	Unearned revenue, noncurrent	71	80
Total unearned revenue		$5,081	$4,547
(1)Included in this balance are amounts related to professional services that are subject to cancellation and pro-rated refund rights of $89 million and $83 million as of January 31, 2026, and 2025, respectively.
Revenues of $4.4 billion, $4.0 billion, and $3.5 billion were recognized during fiscal 2026, 2025, and 2024, respectively, that were included in the unearned revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of January 31, 2026, approximately $28.1 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $8.8 billion and $15.8 billion of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of January 31, 2026, were not material.
Note 16. Other Income, Net
Other income, net consisted of the following (in millions):

	Year Ended January 31,
	2026	2025	2024
Interest income	$318	$350	$301
Interest expense (1)	(114)	(114)	(114)
Other (2)	84	(13)	(14)
Total other income, net	$288	$223	$173
(1)Interest expense primarily includes the contractual interest expense of our debt obligations, and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs. For further information, see Note 11, Debt.
(2)Other primarily includes the realized net gains (losses) from sales of debt securities and net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 17. Income Taxes
The components of income before provision for (benefit from) income taxes were as follows (in millions):

	Year Ended January 31,
	2026	2025	2024
Domestic	$943	$660	$465
Foreign	66	(22)	(109)
Income before provision for (benefit from) income taxes	$1,009	$638	$356

The provision for (benefit from) income taxes consisted of the following (in millions):

	Year Ended January 31,
	2026	2025	2024
Current:
Federal	$34	$12	$2
State	46	45	19
Foreign	28	23	14
Total	108	80	35

Deferred:
Federal	198	52	(855)
State	12	(20)	(207)
Foreign	(2)	0	2
Total	208	32	(1,060)
Provision for (benefit from) income taxes	$316	$112	$(1,025)
The income tax provision for fiscal 2026 was primarily attributable to an increase in our U.S. pretax income and income tax expenses in profitable foreign jurisdictions.

We adopted ASU No. 2023-09 on a prospective basis effective February 1, 2025. The following table reconciles the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes (in millions, except percentages):

	Year Ended January 31, 2026
	Amount	Percentage
U.S. federal statutory tax rate	$212	21.0%
State and local income taxes, net of federal income tax effect (1)	34	3.4%
Foreign tax effects:
Ireland:
Intercompany transactions	(97)	(9.6)%
Change in valuation allowance	115	11.4%
Other	(14)	(1.4)%
Other foreign jurisdictions	6	0.5%
Effect of cross-border tax laws:
Foreign-derived intangible income	(24)	(2.4)%
Other	2	0.1%
Tax credits:
Research and development tax credit	(68)	(6.7)%
Nontaxable or nondeductible items:
Share-based compensation	81	8.1%
Intercompany transactions	26	2.6%
Other	12	1.2%
Changes in unrecognized tax benefits (2)	32	3.2%
Other adjustments	(1)	(0.1)%
Effective tax rate	$316	31.3%
(1)State and local taxes in New York state, New Jersey, Illinois, and New York city made up the majority (greater than 50 percent) of the tax effect in this category.
(2)Changes in unrecognized tax benefits are presented on an aggregated basis for all jurisdictions.

	Year Ended January 31,
	2025	2024
Federal statutory rate	21.0%	21.0%
Effect of:
Foreign income at other than U.S. rates	0.2%	10.9%
Intercompany transactions	(1.0)%	(4.3)%
Research tax credits	(15.4)%	(26.3)%
State taxes, net of federal benefit	3.1%	5.1%
Changes in valuation allowance	0.0%	(315.5)%
Share-based compensation	8.1%	19.1%
Permanent difference	1.6%	1.2%
Other	(0.1)%	1.2%
Total	17.5%	(287.6)%

The following table presents income taxes paid, net of refunds (in millions):

Year Ended January 31, 2026
Federal taxes	$17
State taxes:
California	7
New York	8
Other states	38
Total state taxes	53
Total U.S. taxes	70
Foreign taxes	26
Cash paid for income taxes, net of refunds	$96
Cash paid for income taxes, net of refunds were $65 million and $39 million in fiscal 2025 and 2024, respectively.
Significant components of our deferred tax assets and liabilities were as follows (in millions):

	As of January 31,
	2026	2025
Deferred tax assets:
Tax attributes carryforward	$1,338	$1,290
Capitalized research and development expense	497	621
Intangibles	424	429
Operating lease liabilities	148	81
Share-based compensation	77	76
Other reserves and accruals	65	65
Other	69	37
Total deferred tax assets	2,618	2,599
Valuation allowance	(1,433)	(1,259)
Deferred tax assets, net of valuation allowance	1,185	1,340
Deferred tax liabilities:
Deferred commissions	(182)	(162)
Operating lease right-of-use assets	(128)	(71)
Other	(46)	(75)
Total deferred tax liabilities	(356)	(308)
Net deferred tax assets	$829	$1,032
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative, such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. The valuation allowance of $1.4 billion and $1.3 billion as of January 31, 2026, and 2025, respectively, was primarily related to tax credits in certain state jurisdictions, foreign intangible assets from intercompany transactions, and net operating losses in certain foreign jurisdictions.
The valuation allowance increased by $174 million during fiscal 2026 primarily due to an increase in deferred tax assets on certain state tax credits and foreign intangible assets from intercompany transactions, in addition to net operating losses in certain foreign jurisdictions.
The valuation allowance increased by $77 million during fiscal 2025 primarily due to an increase in deferred tax assets on certain state tax credits and net operating losses in certain foreign jurisdictions.

As of January 31, 2026, we had approximately $299 million of federal, $1.4 billion of state, and $4.3 billion of foreign net operating loss and other tax attributes carryforwards available to offset future taxable income. If not utilized, the pre-fiscal 2018 federal and the state net operating loss carryforwards expire in varying amounts between fiscal 2029 and 2047. The federal net operating losses generated in and after fiscal 2018 and the foreign net operating losses and other tax attributes do not expire and may be carried forward indefinitely.
We also had approximately $470 million of federal and $461 million of California research and development tax credit carryforwards as of January 31, 2026. The federal credits expire in varying amounts between fiscal 2027 and 2046. The California research and development tax credits do not expire and may be carried forward indefinitely.
Our ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law.
We intend to indefinitely reinvest any future earnings in our foreign operations unless such earnings are subject to U.S. federal income taxes.
A reconciliation of the gross unrecognized tax benefits is as follows (in millions):

	Year Ended January 31,
	2026	2025	2024
Unrecognized tax benefits at the beginning of the period	$309	$253	$196
Additions for tax positions taken in prior years	3	15	30
Additions for tax positions related to the current year	30	41	27
Reductions related to a lapse of applicable statute of limitations	(1)	0	0
Unrecognized tax benefits at the end of the period	$341	$309	$253
Our policy is to include interest and penalties related to unrecognized tax benefits within our provision for income taxes. As of January 31, 2026, the amount of interest and penalties accrued was $5 million. We did not accrue any material interest expense or penalties during fiscal 2025 and 2024.
As of January 31, 2026, we had unrecognized tax benefits of $341 million, of which $199 million would impact the effective tax rate, if recognized.
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
The holders of our Class A and Class B common stock have identical liquidation and dividend rights but different voting rights. Accordingly, we present net income per share for Class A and Class B common stock together as the two-class method does not result in a difference.

The following table presents the calculation of basic and diluted net income per share (in millions, except number of shares, which are reflected in thousands, and per share data):

	Year Ended January 31,
	2026	2025 (1)	2024 (1)
Net income per share, basic:
Numerator:
Net income	$693	$526	$1,381
Denominator:
Weighted-average shares outstanding, basic	265,097	265,257	261,344
Net income per share, basic	$2.61	$1.98	$5.28
Net income per share, diluted:
Numerator:
Net income	$693	$526	$1,381
Denominator:
Weighted-average shares outstanding, basic	265,097	265,257	261,344
Dilutive effect of share-based awards	3,020	3,948	3,941
Weighted-average shares outstanding, diluted	268,117	269,205	265,285
Net income per share, diluted	$2.59	$1.95	$5.21
(1)The prior period EPS for Class A and Class B common stock has been presented together to conform with current period presentation, which had no impact on our previously reported basic or diluted EPS.
The computation of diluted net income per share does not include the effect of the following potentially outstanding weighted-average shares of common stock because their effect would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2026	2025	2024
Total weighted-average shares related to outstanding share-based awards	2,193	1,682	2,206
Note 19. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the U.S. and to customers located outside of the U.S.. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in millions):

	Year Ended January 31,
	2026	2025	2024
U.S.	$7,176	$6,332	$5,457
Other countries	2,376	2,114	1,802
Total revenues	$9,552	$8,446	$7,259

Long-Lived Assets
Our long-lived assets are attributed to a country based on the physical location of the assets. We define long-lived assets as property and equipment and operating lease right-of-use assets because many of these assets cannot be readily moved and are relatively illiquid, subjecting them to geographic risk. None of our other assets are subject to significant geographic risk. Aggregate Property and equipment, net and Operating lease right-of-use assets by geographic area were as follows (in millions):

	As of January 31,
	2026	2025
U.S.	$1,080	$1,197
Ireland	531	215
Other countries	201	163
Total long-lived assets	$1,812	$1,575
Note 20. Defined Contribution Plans
We provide defined contribution plans for eligible employees, including a 401(k) plan in the U.S. and similar plans in certain other countries. Our contributions to these plans were $124 million, $116 million, and $101 million during fiscal 2026, 2025, and 2024, respectively.
Note 21. Restructuring
Fiscal 2027 Restructuring Plan
In February 2026, we announced a restructuring plan (“Fiscal 2027 Restructuring Plan”) intended to better align our people and resources to our highest priorities in fiscal 2027. The plan is expected to result in the reduction of approximately 2% of our workforce, and the impairment of certain office space and long-lived assets. The activities associated with this plan are expected to be substantially completed by the first quarter of fiscal 2027.
We incurred total charges of $135 million in connection with this plan in fiscal 2026. The charges consisted of $55 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $80 million related to impairments of office space and certain long-lived assets.
The following table summarizes the activity under the Fiscal 2027 Restructuring Plan (in millions):

	Workforce Reduction	Asset Impairments	Total
Restructuring liability as of January 31, 2025	$0	$0	$0
Charges	55	80	135
Payments	0	0	0
Non-cash items	(14)	(80)	(94)
Restructuring liability as of January 31, 2026	$41	$0	$41
Fiscal 2026 Restructuring Plan
In February 2025, we announced a restructuring plan (“Fiscal 2026 Restructuring Plan”) intended to prioritize our investments and continue advancing our ongoing focus on durable growth. This plan resulted in the reduction of approximately 7.5% of our workforce and the exit of certain owned office space. The activities associated with this plan were substantially completed in the second quarter of fiscal 2026.

We incurred total charges of $233 million in connection with this plan, of which $65 million was recognized in fiscal 2025 and $168 million was recognized in fiscal 2026. The charges consisted of $196 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $37 million related to an impairment of office space.
The following table summarizes the activity under the Fiscal 2026 Restructuring Plan (in millions):

	Workforce Reduction	Asset Impairments	Total
Restructuring liability as of January 31, 2024	$0	$0	$0
Charges	65	0	65
Payments	0	0	0
Non-cash items	(8)	0	(8)
Restructuring liability as of January 31, 2025	$57	$0	$57
Charges	131	37	168
Payments	(146)	0	(146)
Non-cash items	(42)	(37)	(79)
Restructuring liability as of January 31, 2026	$0	$0	$0
During fiscal 2025, we recorded exit charges of $19 million associated with office space reductions under a separate restructuring plan.
Note 22. Subsequent Event
On February 6, 2026, our Board of Directors appointed Aneel Bhusri, Workday’s co-founder, as Chief Executive Officer, effective February 6, 2026. Mr. Bhusri will remain as Chair of our Board of Directors. Mr. Bhusri succeeds Carl Eschenbach, who ceased to serve as CEO and resigned as a member of Workday’s Board of Directors effective on the same date. In connection with his appointment as CEO, Mr. Bhusri is eligible to receive an initial annual base salary of $1.25 million and an annual target cash bonus of up to 200% of the amount of his base salary beginning in fiscal 2027. Additionally, he has been granted equity awards with an aggregate grant date value of $135 million, consisting of $60 million in time-based restricted stock units and $75 million in market-based restricted stock units vesting over four and five years, respectively.

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
Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management's evaluation of internal control over financial reporting excluded the internal control activities of Paradox and Sana, which are included in our fiscal 2026 consolidated financial statements and constituted less than 1% of total and net assets (excluding goodwill and intangible assets, which were integrated into our control environment) as of January 31, 2026, and less than 1% and 1.2% of revenues and net income, respectively, for the year then ended.
Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2026, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8, and is incorporated herein by reference.
(c) Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fourth quarter of fiscal 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended January 31, 2026, the following directors and/or officers of Workday adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Action	Total Shares of Class A Common Stock to be Sold	Adoption Date	Expiration Date
Wayne A.I. Frederick, Director	Adopt	2,539	December 23, 2025	December 31, 2026
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information concerning our directors, our Audit Committee, and any changes to the process by which stockholders may recommend nominees to the Board of Directors required by this Item are incorporated herein by reference to information contained in the Proxy Statement, which is expected to be filed with the SEC within 120 days after the end of the fiscal year ended January 31, 2026, including under the captions “Proposal No. 1: Election of Directors” and “Directors and Corporate Governance.”
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
3. Exhibits

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35680	August 28, 2024	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35680	January 26, 2023	3.1
4.1	Form of Registrant’s Class A common stock certificate	S-1/A	333-183640	October 1, 2012	4.1
4.2	Form of Registrant’s Class B common stock certificate	S-8	333-184395	October 12, 2012	4.9
4.3	Description of Securities	10-K	001-35680	March 3, 2020	4.3
4.4	Indenture, dated as of April 1, 2022, between Workday and U.S. Bank Trust Company National Association, as trustee	8-K	001-35680	April 1, 2022	4.1
4.5	Form of 3.500% Note due 2027	8-K	001-35680	April 1, 2022	4.3
4.6	Form of 3.700% Note due 2029	8-K	001-35680	April 1, 2022	4.4
4.7	Form of 3.800% Note due 2032	8-K	001-35680	April 1, 2022	4.5
10.1	Form of Indemnification Agreement	S-1	333-183640	August 30, 2012	10.1
10.2†	2012 Equity Incentive Plan, as amended	DEF 14A	001-35680	April 27, 2018	Annex A
10.3†	2012 Equity Incentive Plan forms of Award Agreements, as amended	10-K	001-35680	March 3, 2020	10.4
10.4†	2022 Equity Incentive Plan	S-8	333-265766	June 22, 2022	4.4
10.5†	2022 Equity Incentive Plan forms of Award Agreements	10-K	001-35680	March, 11, 2025	10.5
10.6†	Amended and Restated 2012 Employee Stock Purchase Plan	S-8	333-265766	June 22, 2022	4.6
10.7†	Amended and Restated 2012 Employee Stock Purchase Plan forms of Award Agreements, as amended	10-K	001-35680	March, 11, 2025	10.5
10.8†	Adaptive Insights, Inc. 2013 Equity Incentive Plan	S-8	333-226907	August 17, 2018	99.1
10.9†	Adaptive Insights, Inc. 2013 Equity Incentive Plan forms of Award Agreements	S-8	333-226907	August 17, 2018	99.2
10.10†	Workday, Inc. Executive Severance and Change in Control Policy, as amended	8-K	001-35680	November 26, 2024	10.2
10.11†	Letter Agreement between Carl Eschenbach and the Registrant dated December 20, 2022	10-K	001-35680	February 27, 2023	10.16

10.12†	Offer Letter between Zane Rowe and Workday, Inc. dated May 23, 2023	8-K	001-35680	May 25, 2023	10.1
10.13†	Offer Letter between Robert Enslin and Workday, Inc. dated November 25, 2024	8-K	001-35680	November 26, 2024	10.1
10.14†	Offer Letter between Gerrit Kazmaier and Workday, Inc. dated February 24, 2025	8-K	001-35680	February 25, 2025	10.1
10.15†	Executive Separation Agreement and General Release of Claims between Carl Eschenbach and Workday, Inc. dated February 6, 2026	8-K	001-35680	February 9, 2026	10.1
10.16†	Workday, Inc. Omnibus Bonus Plan	8-K	001-35680	March 3, 2023	10.1
10.17†	2022 Equity Incentive Plan Global Notice of Performance Restricted Stock Unit Award for Carl Eschenbach	10-K	001-35680	February 27, 2023	10.17
10.18†	2022 Equity Incentive Plan Global Notice of Performance Restricted Stock Unit Award for Aneel Bhusri					X
10.19	Restated and Amended Pleasanton Ground Lease by and between San Francisco Bay Area Rapid Transit District and CREA/Windstar Pleasanton, LLC and related assignment agreement dated January 30, 2014	10-K	001-35680	March 31, 2014	10.11
10.20	Stock Restriction Agreement, by and among the Registrant, David A. Duffield and Aneel Bhusri	S-1/A	333-183640	October 1, 2012	10.11
10.21	Credit Agreement, dated as of April 6, 2022, among Workday, certain subsidiaries of Workday, Bank of America, N.A., Wells Fargo Bank, National Association, and the other L/C Issuers and Lenders party thereto	8-K	001-35680	April 7, 2022	10.1
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	Compensation Recovery Policy					X

101.INS	XBRL Instance Document - Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

†	Indicates a management contract or compensatory plan.
*	These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pleasanton, State of California, on this 6th day of March, 2026.

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

Signature	Title	Date

/s/ Aneel Bhusri	Chief Executive Officer and Director	March 6, 2026
Aneel Bhusri	(Principal Executive Officer)

/s/ Zane Rowe	Chief Financial Officer	March 6, 2026
Zane Rowe	(Principal Financial Officer)

/s/ Mark Garfield	Chief Accounting Officer	March 6, 2026
Mark Garfield	(Principal Accounting Officer)

/s/ Thomas F. Bogan	Director	March 6, 2026
Thomas F. Bogan

/s/ Elizabeth Centoni	Director	March 6, 2026
Elizabeth Centoni

/s/ Lynne M. Doughtie	Director	March 6, 2026
Lynne M. Doughtie

/s/ Wayne A.I. Frederick, M.D	Director	March 6, 2026
Wayne A.I. Frederick, M.D

/s/ Mark J. Hawkins	Director	March 6, 2026
Mark J. Hawkins

/s/ Michael M. McNamara	Director	March 6, 2026
Michael M. McNamara

/s/ Rhonda J. Morris	Director	March 6, 2026
Rhonda J. Morris

/s/ Michael L. Speiser	Director	March 6, 2026
Michael L. Speiser

/s/ George J. Still, Jr.	Director	March 6, 2026
George J. Still, Jr.

/s/ Jerry Yang	Director	March 6, 2026
Jerry Yang