Form 10-Q
period 2026-04-30
Workday, Inc.
filed 2026-05-22
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of May 20, 2026, there were approximately 201 million shares of the registrant’s Class A common stock and 46 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	April 30, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$559	$1,501
Marketable securities	3,794	3,942
Trade and other receivables, net	1,575	2,332
Deferred costs	307	306
Prepaid expenses and other current assets	357	348
Total current assets	6,592	8,429
Property and equipment, net	1,121	1,093
Operating lease right-of-use assets	706	719
Deferred costs, noncurrent	619	634
Acquisition-related intangible assets, net	645	681
Deferred tax assets	745	829
Goodwill	5,228	5,229
Other assets	435	460
Total assets	$16,091	$18,074
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$116	$142
Accrued expenses and other current liabilities	457	454
Accrued compensation	508	642
Unearned revenue	4,325	5,010
Operating lease liabilities	131	130
Debt, current	998	0
Total current liabilities	6,535	6,378
Debt, noncurrent	1,990	2,987
Unearned revenue, noncurrent	70	71
Operating lease liabilities, noncurrent	686	704
Other liabilities	127	129
Total liabilities	9,408	10,269
Stockholders’ equity:
Common stock	0	0
Additional paid-in capital	12,932	12,673
Treasury stock	(5,834)	(4,220)
Accumulated other comprehensive loss	(125)	(136)
Accumulated deficit	(290)	(512)
Total stockholders’ equity	6,683	7,805
Total liabilities and stockholders’ equity	$16,091	$18,074
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenues:
Subscription services	$2,354	$2,059
Professional services	188	181
Total revenues	2,542	2,240
Costs and expenses (1):
Costs of subscription services	412	350
Costs of professional services	192	187
Product development	705	663
Sales and marketing	679	623
General and administrative	216	212
Restructuring	0	166
Total costs and expenses	2,204	2,201
Operating income	338	39
Other income, net	17	64
Income before provision for income taxes	355	103
Provision for income taxes	133	35
Net income	$222	$68
Net income per share, basic	$0.87	$0.25
Net income per share, diluted	$0.87	$0.25
Weighted-average shares used to compute net income per share, basic	253,891	266,516
Weighted-average shares used to compute net income per share, diluted	254,313	270,296

(1) Costs and expenses include share-based compensation expense as follows:
	Three Months Ended April 30,
	2026	2025
Costs of subscription services	$37	$42
Costs of professional services	26	30
Product development	184	183
Sales and marketing	90	92
General and administrative	72	70
Restructuring	0	42
Total share-based compensation expense	$409	$459
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Net income	$222	$68
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(1)	2
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision (benefit) of $(6) and $10, respectively	(18)	30
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision (benefit) of $(2) and $(4), respectively	30	(160)
Other comprehensive income (loss), net of tax	11	(128)
Comprehensive income (loss)	$233	$(60)
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Common stock:
Balance, beginning of period	$0	$0
Issuance of common stock under employee equity plans	0	0
Shares withheld related to net share settlement of equity awards	0	0
Balance, end of period	0	0
Additional paid-in capital:
Balance, beginning of period	12,673	11,463
Issuance of common stock under employee equity plans	0	0
Shares withheld related to net share settlement of equity awards	(151)	(223)
Share-based compensation	410	461
Balance, end of period	12,932	11,701
Treasury stock:
Balance, beginning of period	(4,220)	(1,308)
Common stock repurchases under share repurchase programs	(1,614)	(293)
Balance, end of period	(5,834)	(1,601)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(136)	84
Other comprehensive income (loss)	11	(128)
Balance, end of period	(125)	(44)
Accumulated deficit:
Balance, beginning of period	(512)	(1,205)
Net income	222	68
Balance, end of period	(290)	(1,137)
Total stockholders’ equity	$6,683	$8,919

	Three Months Ended April 30,
	2026	2025
Common stock shares:
Balance, beginning of period	259,131	266,352
Issuance of common stock under employee equity plans	2,734	2,537
Shares withheld related to net share settlement of equity awards	(1,110)	(1,003)
Common stock repurchased	(12,025)	(1,290)
Balance, end of period	248,730	266,596
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net income	$222	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	84
Share-based compensation expense	409	459
Amortization of deferred costs	79	68
Non-cash lease expense	32	27
Net losses on investments	8	1
Accretion of discounts on marketable debt securities, net	(9)	(20)
Deferred income taxes	93	18
Asset impairments	0	34
Other	5	13
Changes in operating assets and liabilities:
Trade and other receivables, net	747	601
Deferred costs	(65)	(53)
Prepaid expenses and other assets	(31)	(38)
Accounts payable	(1)	(4)
Accrued expenses and other liabilities	(200)	(131)
Unearned revenue	(685)	(670)
Net cash provided by operating activities	696	457
Cash flows from investing activities:
Purchases of marketable securities	(200)	(1,345)
Maturities of marketable securities	231	722
Sales of marketable securities	96	140
Capital expenditures	(80)	(36)
Purchases of non-marketable equity and other investments	0	(4)
Sales of non-marketable equity and other investments	41	0
Other	9	0
Net cash provided by (used in) investing activities	97	(523)
Cash flows from financing activities:
Repurchases of common stock	(1,587)	(290)
Taxes paid related to net share settlement of equity awards	(146)	(211)
Net cash used in financing activities	(1,733)	(501)
Effect of exchange rate changes	(1)	1
Net decrease in cash, cash equivalents, and restricted cash	(941)	(566)
Cash, cash equivalents, and restricted cash at the beginning of period	1,509	1,554
Cash, cash equivalents, and restricted cash at the end of period	$568	$988
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended April 30,
	2026	2025
Supplemental cash flow data:
Cash paid for interest, net of amounts capitalized	$52	$55
Cash paid for income taxes, net of refunds	15	10
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	62	8
Repurchases of common stock, including excise tax, accrued but not paid	44	3
Taxes related to net share settlement of equity awards, accrued but not paid	16	25

	As of April 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$559	$972
Restricted cash included in Prepaid expenses and other current assets	9	16
Total cash, cash equivalents, and restricted cash	$568	$988
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
Workday is a leading enterprise AI platform that operates at the core of human resources, finance, and information technology, providing solutions for human capital management, financial management, spend management, and planning. Workday couples AI with the context, guardrails, and trusted processes that run the enterprise, delivering both AI that assists with work and agents that are capable of driving measurable outcomes for our customers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2026, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2027. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 6, 2026.
Certain prior period amounts reported in our unaudited condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, judgments, and assumptions include, but are not limited to, the identification of distinct performance obligations for revenue recognition, the determination of the period of benefit for deferred commissions, the realizability of deferred tax assets, the measurement of uncertain tax positions, the fair value and useful lives of assets acquired and liabilities assumed through business combinations, the measurement of share-based compensation expense, and the valuation of non-marketable equity investments. Actual results could differ from those estimates, judgments, and assumptions, and such differences could be material to our condensed consolidated financial statements.
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
Note 2. Significant Accounting Policies and Accounting Standards
Significant Accounting Policies
There have been no material changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Concentrations of Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, derivative instruments, and trade and other receivables. Our deposits exceed federally insured limits.
No customer individually accounted for more than 10% of trade and other receivables, net as of April 30, 2026, or January 31, 2026. No customer individually accounted for more than 10% of total revenues during the three months ended April 30, 2026, or 2025.
Other than the United States (“U.S.”), no country individually accounted for more than 10% of total revenues during the three months ended April 30, 2026, or 2025.
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disclosure of additional information about specific expense categories in the notes to the financial statements. This ASU is effective for annual periods beginning in our fiscal 2028, and interim periods beginning in the first quarter of our fiscal 2029, with early adoption permitted. The updated standard allows for adoption on a prospective or retrospective basis. We are currently evaluating the effect the updated standard will have on our financial statement disclosures.
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

Note 3. Investments
Debt Securities
As of April 30, 2026, debt securities consisted of the following (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,491	$5	$0	$1,496
U.S. agency obligations	215	0	0	215
Corporate bonds	1,890	10	(3)	1,897
Asset-backed securities	158	0	0	158
Supranational securities	28	0	0	28
Total debt securities	$3,782	$15	$(3)	$3,794
Included in Cash and cash equivalents	$0	$0	$0	$0
Included in Marketable securities	$3,782	$15	$(3)	$3,794
As of January 31, 2026, debt securities consisted of the following (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,820	$11	$0	$1,831
U.S. agency obligations	265	1	0	266
Corporate bonds	1,874	22	0	1,896
Commercial paper	164	0	0	164
Asset-backed securities	155	2	0	157
Supranational securities	26	0	0	26
Total debt securities	$4,304	$36	$0	$4,340
Included in Cash and cash equivalents	$398	$0	$0	$398
Included in Marketable securities	$3,906	$36	$0	$3,942
The following table presents the fair values of debt securities as of April 30, 2026, by remaining contractual maturity (in millions). Actual maturities may differ from contractual maturities because borrowers may have certain prepayment conditions.

April 30, 2026
Due within 1 year	$1,431
Due 1 year through 5 years	2,302
Due 5 years through 10 years	36
Due after 10 years	25
Total debt securities	$3,794
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
Interest receivable of $34 million and $33 million was included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of April 30, 2026, and January 31, 2026, respectively.
As of April 30, 2026, and January 31, 2026, unrealized losses on our debt securities were not material. We did not recognize any credit losses related to our debt securities during the periods presented.
We sold $96 million and $140 million of debt securities during the three months ended April 30, 2026, and 2025, respectively. The realized gains and losses from the sales were immaterial.

Equity Investments
Equity investments consisted of the following (in millions):

	Condensed Consolidated Balance Sheets Location	April 30, 2026	January 31, 2026
Money market funds	Cash and cash equivalents	$204	$694
Non-marketable equity investments measured using the measurement alternative	Other assets	220	230
Total equity investments		$424	$924
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

	April 30, 2026	January 31, 2026
Total initial cost	$198	$205
Cumulative net unrealized gains	22	25
Carrying value	$220	$230
During the three months ended April 30, 2026, and 2025, we recognized net losses on our non-marketable equity investments of $8 million and $1 million, respectively.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of April 30, 2026 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$1,496	$0	$0	$1,496
U.S. agency obligations	0	215	0	215
Corporate bonds	0	1,897	0	1,897
Asset-backed securities	0	158	0	158
Supranational securities	0	28	0	28
Money market funds	204	0	0	204
Foreign currency derivative assets	0	27	0	27
Total assets	$1,700	$2,325	$0	$4,025
Foreign currency derivative liabilities	$0	$128	$0	$128
Total liabilities	$0	$128	$0	$128

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
Fair Value Measurements of Other Financial Instruments
We carry our debt at face value less unamortized debt discount and issuance costs on the Condensed Consolidated Balance Sheets and present the fair value for disclosure purposes only. The fair values of all of our debt obligations are categorized as Level 2 financial instruments. For further information on the fair values of our debt and the inputs used in the calculations, see Note 10, Debt.
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $926 million and $940 million as of April 30, 2026, and January 31, 2026, respectively. Amortization expense for the deferred costs was $79 million and $68 million for the three months ended April 30, 2026, and 2025, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	April 30, 2026	January 31, 2026
Computers, equipment, and software	$1,271	$1,285
Buildings	698	690
Leasehold improvements	385	334
Furniture, fixtures, and transportation equipment	119	112
Land and land improvements	74	74
Property and equipment, gross	2,547	2,495
Less accumulated depreciation and amortization	(1,426)	(1,402)
Property and equipment, net	$1,121	$1,093
Depreciation expense totaled $55 million and $62 million for the three months ended April 30, 2026, and 2025, respectively.
There were no impairment charges recognized on property and equipment during the three months ended April 30, 2026. We recognized impairment charges of $34 million for the three months ended April 30, 2025, related to certain property and equipment as a result of our restructuring activities. For further information, see Note 19, Restructuring.

Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets, net consisted of the following as of April 30, 2026 (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$742	$(384)	$358
Customer relationships	506	(222)	284
Backlog	17	(15)	2
Trade name	17	(16)	1
Total	$1,282	$(637)	$645
Acquisition-related intangible assets, net consisted of the following as of January 31, 2026 (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$742	$(362)	$380
Customer relationships	506	(210)	296
Backlog	17	(15)	2
Trade name	17	(14)	3
Total	$1,282	$(601)	$681
Amortization expense related to acquisition-related intangible assets was $36 million and $21 million for the three months ended April 30, 2026, and 2025, respectively.
As of April 30, 2026, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in millions):

Fiscal Period:
Remainder of 2027	$103
2028	132
2029	122
2030	106
2031	60
Thereafter	122
Total	$645
Note 8. Other Assets
Other assets consisted of the following (in millions):

	April 30, 2026	January 31, 2026
Non-marketable equity and other investments	$223	$233
Contract assets	65	59
Prepayments for goods and services	46	64
Technology patents and other intangible assets, net	20	21
Deposits	15	14
Derivative assets	9	2
Other	57	67
Total other assets	$435	$460

Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of April 30, 2026, our future estimated amortization expense was as follows (in millions):

Fiscal Period:
Remainder of 2027	$3
2028	3
2029	3
2030	2
2031	2
Thereafter	7
Total	$20
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
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows. Gains and losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of April 30, 2026, we estimate that $48 million of net losses recorded in AOCI related to our cash flow hedges will be reclassified into earnings within the next 12 months.
As of April 30, 2026, and January 31, 2026, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $3.3 billion and $3.0 billion, respectively, and the notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $867 million and $874 million, respectively. All contracts had maturities of less than 45 months.
Non-Designated Hedges
We also enter into foreign currency forward contracts to hedge a portion of our net outstanding monetary assets and liabilities (“non-designated hedges”). These forward contracts are intended to offset foreign currency gains or losses associated with the underlying monetary assets and liabilities and are recorded on the Condensed Consolidated Balance Sheets at fair value. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore all changes in the fair value of these forward contracts are recorded in Other income, net on the Condensed Consolidated Statements of Operations in the period incurred. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows.
As of April 30, 2026, and January 31, 2026, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $311 million and $442 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $619 million and $565 million, respectively.

The fair values of outstanding derivative instruments were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	April 30, 2026	January 31, 2026
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$13	$15
Cash flow hedges	Other assets	9	2
Non-designated hedges	Prepaid expenses and other current assets	5	4
Total derivative assets		$27	$21
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$65	$71
Cash flow hedges	Other liabilities	49	65
Non-designated hedges	Accrued expenses and other current liabilities	14	12
Total derivative liabilities		$128	$148
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in millions):

	Three Months Ended April 30,
Condensed Consolidated Statements of Operations Location	2026		2025
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$2,542	$(9)	$2,240	$8
Costs and expenses	2,204	2	2,201	(6)
Pre-tax gains (losses) associated with cash flow hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income (Loss) Locations	Three Months Ended April 30,
		2026	2025
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$21	$(162)
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	(9)	8
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	2	(6)
Gains (losses) associated with non-designated hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations Location	Three Months Ended April 30,
		2026	2025
Gains (losses) related to non-designated hedges	Other income, net	$(4)	$0
We manage our exposure to counterparty risk by entering into foreign currency forward contracts with a diversified group of nine major financial institutions and by actively monitoring outstanding positions. We are subject to netting agreements with all of these counterparties, under which we are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. After consideration of these netting arrangements, the total net settlement amount related to our foreign currency forward contracts is an asset position of $4 million and a liability position of $105 million as of April 30, 2026, and an asset position of $1 million and a liability position of $128 million as of January 31, 2026.
Although legally enforceable master netting arrangements exist between Workday and each counterparty, it is our policy to present the derivatives gross on the Condensed Consolidated Balance Sheets. Our foreign currency forward contracts are not subject to any credit contingent features or collateral requirements.

Note 10. Debt
Outstanding debt consisted of the following (in millions):

	April 30, 2026	January 31, 2026
2027 Notes	$1,000	$1,000
2029 Notes	750	750
2032 Notes	1,250	1,250
Total principal amount	3,000	3,000
Less: unamortized debt discount and issuance costs	(12)	(13)
Net carrying amount	2,988	2,987
Less: debt, current	(998)	0
Debt, noncurrent	$1,990	$2,987
As of April 30, 2026, our future principal payments for the outstanding debt were as follows (in millions):

Fiscal Period:
Remainder of 2027	$0
2028	1,000
2029	0
2030	750
2031	0
Thereafter	1,250
Total principal amount	$3,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of April 30, 2026, and January 31, 2026, we were in compliance with all covenants associated with the Senior Notes.
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
As of both April 30, 2026, and January 31, 2026, the total estimated fair value of the Senior Notes was $2.9 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.

Credit Agreement
In fiscal 2023, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of April 30, 2026, and January 31, 2026, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.
The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of April 30, 2026, and January 31, 2026, we were in compliance with all covenants included in the 2022 Credit Agreement.
Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in millions):

	Three Months Ended April 30,
	2026	2025
Contractual interest expense	$28	$28
Interest cost related to amortization of debt discount and issuance costs	1	1
Total interest expense	$29	$29
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $706 million and $719 million as of April 30, 2026, and January 31, 2026, respectively, and operating lease liabilities were $817 million and $834 million as of April 30, 2026, and January 31, 2026, respectively.
The components of operating lease expense were as follows (in millions):

	Three Months Ended April 30,
	2026	2025
Operating lease cost	$42	$31
Variable lease cost	14	11
Total operating lease cost	$56	$42
Supplemental cash flow information related to our operating leases was as follows (in millions):

	Three Months Ended April 30,
	2026	2025
Cash paid for operating lease liabilities	$37	$33
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	21	42
Other information related to our operating leases was as follows:

	April 30, 2026	January 31, 2026
Weighted average remaining lease term (in years)	11	11
Weighted average discount rate	4.2%	4.2%

As of April 30, 2026, maturities of operating lease liabilities were as follows (in millions):

Fiscal Period:
Remainder of 2027	$112
2028	159
2029	127
2030	90
2031	66
Thereafter	487
Total lease payments	1,041
Less imputed interest	(224)
Total operating lease liabilities	$817
Note 12. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the three months ended April 30, 2026, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of April 30, 2026, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Stockholders’ Equity
Common Stock
As of April 30, 2026, there were 203 million shares of Class A common stock and 46 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
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

Share repurchase programs authorized by our Board of Directors that were in effect during the three months ended April 30, 2026, and 2025, were as follows (in millions):

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
The table below sets forth information regarding repurchase of shares under our share repurchase programs (in millions, except number of shares which are reflected in thousands, and per share data):

	Three Months Ended April 30,
	2026	2025
Total number of shares repurchased	12,025	1,290
Average price paid per share (1)	$133.05	$227.20
Amount repurchased (1)	$1,600	$293
(1)Amounts exclude excise tax and commissions.
All repurchases were made in open market transactions. As of April 30, 2026, we were authorized to repurchase a remaining $1.3 billion of our outstanding shares of Class A common stock under our share repurchase programs.
Employee Equity Plans
In fiscal 2023, our stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”), with a reserve of 30 million shares for issuance. The 2022 Plan serves as the successor to our 2012 Equity Incentive Plan (“2012 Plan” and, together with the 2022 Plan, “Stock Plans”). Awards that are granted on or after the effective date of the 2022 Plan will be granted pursuant to and subject to the terms and provisions of the 2022 Plan. Prior awards granted under the 2012 Plan continue to be subject to the terms and provisions of the 2012 Plan. Shares that are forfeited or withheld in connection with the net share settlement of restricted stock units (“RSUs”) are added to the reserves of the 2022 Plan. As of April 30, 2026, 13 million shares of Class A common stock were available for future grants under the 2022 Plan.
In fiscal 2023, our stockholders approved the Amended and Restated 2012 Employee Stock Purchase Plan (“2012 ESPP”). Under the 2012 ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of April 30, 2026, 2 million shares of Class A common stock were available for issuance under the 2012 ESPP.

Restricted Stock Units and Performance-Based Restricted Stock Units
The Stock Plans provide for the issuance of RSUs and performance-based restricted stock units (“PSUs”) to employees and non-employees. RSUs generally vest over four years. Activity during the three months ended April 30, 2026, was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding balance as of January 31, 2026	14,128	$222.83
Granted- restricted stock units	1,664	151.83
Granted- performance-based restricted stock units (1)	21	127.94
Vested	(1,596)	215.41
Forfeited and canceled (2)	(1,993)	220.37
Outstanding balance as of April 30, 2026	12,224	214.37
(1)Includes approximately 21 thousand PSUs granted to executives in April 2026. The PSUs are subject to vesting based on the achievement of annual performance-based conditions determined at the beginning of each fiscal year. The PSUs will vest at the end of the two-year service period, with the number of shares vesting ranging from 0% to 150% of the target, based on the average attainment of the annual performance conditions.
(2)Includes shares withheld in connection with the net share settlement of RSUs and PSUs.
As of April 30, 2026, there was a total of $2.3 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
Market-Based Restricted Stock Units
In the first quarter of fiscal 2027, 0.5 million shares of market-based RSUs were granted to Mr. Bhusri in connection with his appointment as CEO that vest based on appreciation of the price of our Class A common stock over a multi-year period and upon continued service (“PVU Award”). We estimated the fair value of the PVU Award on the grant date using the Monte Carlo simulation model with the following assumptions: (i) expected volatility of 40%, (ii) risk-free interest rate of 3.72%, and (iii) total performance period of five years. The weighted-average grant date fair value of the PVU Award was $107.22 per share. We recognize expense for the PVU Award over the requisite service period of five years using the accelerated attribution method. Provided that the requisite service is rendered, the total fair value of the PVU Award at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria.
As of April 30, 2026, there was a total of $55 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately five years.
Note 14. Contract Balances and Performance Obligations
Contract Balances
Contract assets and unearned revenue balances were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	April 30, 2026	January 31, 2026
Contract assets:
Contract assets, current	Trade and other receivables, net	$540	$443
Contract assets, noncurrent	Other assets	65	59
Total contract assets		$605	$502
Unearned revenue:
Unearned revenue, current (1)	Unearned revenue	$4,325	$5,010
Unearned revenue, noncurrent	Unearned revenue, noncurrent	70	71
Total unearned revenue		$4,395	$5,081
(1)Included in this balance are amounts related to professional services that are subject to cancellation and pro-rated refund rights of $75 million and $89 million as of April 30, 2026, and January 31, 2026, respectively.

Revenues of $2.0 billion and $1.7 billion were recognized during the three months ended April 30, 2026, and 2025, respectively, that were included in the unearned revenue balances as of January 31, 2026, and 2025, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of April 30, 2026, approximately $27.3 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $8.8 billion and $15.6 billion of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of April 30, 2026, were not material.
Note 15. Other Income, Net
Other income, net consisted of the following (in millions):

	Three Months Ended April 30,
	2026	2025
Interest income	$52	$93
Interest expense (1)	(26)	(29)
Other (2)	(9)	0
Total other income, net	$17	$64
(1)Interest expense primarily includes the contractual interest expense of our debt obligations and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs, net of amounts capitalized. For further information, see Note 10, Debt.
(2)Other primarily includes the realized net gains (losses) from sales of debt securities and net gains (losses) from our equity investments. For further information, see Note 3, Investments.
Note 16. Income Taxes
We reported an income tax provision of $133 million and $35 million for the three months ended April 30, 2026, and 2025, respectively. The income tax provision for the three months ended April 30, 2026, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions, and incremental tax expense from share-based compensation awards where the tax deduction realized was lower than the compensation expense recognized. The income tax provision for the three months ended April 30, 2025, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative, such as historic results, future reversals of existing deferred tax liabilities, and projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. As of April 30, 2026, we continue to maintain valuation allowances related to tax credits in certain state jurisdictions and net operating loss in certain foreign jurisdictions. We will continue to evaluate the need for valuation allowances for our deferred tax assets.
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

The following table presents the calculation of basic and diluted net income per share (in millions, except number of shares, which are reflected in thousands, and per share data):

	Three Months Ended April 30,
	2026	2025 (1)
Net income per share, basic:
Numerator:
Net income	$222	$68
Denominator:
Weighted-average shares outstanding, basic	253,891	266,516
Net income per share, basic	$0.87	$0.25
Net income per share, diluted:
Numerator:
Net income	$222	$68
Denominator:
Weighted-average shares outstanding, basic	253,891	266,516
Dilutive effect of share-based awards	422	3,780
Weighted-average shares outstanding, diluted	254,313	270,296
Net income per share, diluted	$0.87	$0.25
(1)The prior period net income per share for Class A and Class B common stock has been presented together to conform to current period presentation, which had no impact on our previously reported basic or diluted net income per share.
The computation of diluted net income per share does not include the effect of the following potentially outstanding weighted-average shares of common stock because their effect would have been anti-dilutive (in thousands):

	Three Months Ended April 30,
	2026	2025
Total weighted-average shares related to outstanding share-based awards	13,661	201
Note 18. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the U.S. and to customers located outside of the U.S. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in millions):

	Three Months Ended April 30,
	2026	2025
U.S.	$1,893	$1,681
Other countries	649	559
Total revenues	$2,542	$2,240

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

	April 30, 2026	January 31, 2026
U.S.	$1,046	$1,080
Ireland	566	531
Other countries	215	201
Total long-lived assets	$1,827	$1,812
Note 19. Restructuring
Fiscal 2027 Restructuring Plan
In February 2026, we announced a restructuring plan (“Fiscal 2027 Restructuring Plan”) intended to better align our people and resources to our highest priorities in fiscal 2027. The plan resulted in the reduction of approximately 2% of our workforce, and the impairment of certain office space and long-lived assets. The activities associated with this plan were substantially completed in the first quarter of fiscal 2027. The remaining liability was $5 million and $41 million as of April 30, 2026, and January 31, 2026, respectively.
We incurred total charges of $135 million in connection with this plan in fiscal 2026. The charges consisted of $55 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $80 million related to impairments of office space and certain long-lived assets. During the three months ended April 30, 2026, we did not record any additional charges under this plan.
Fiscal 2026 Restructuring Plan
In February 2025, we announced a restructuring plan (“Fiscal 2026 Restructuring Plan”) intended to prioritize our investments and continue advancing our ongoing focus on durable growth. This plan resulted in the reduction of approximately 7.5% of our workforce and the exit of certain owned office space. The activities associated with this plan were substantially completed in the second quarter of fiscal 2026, with no remaining liability as of January 31, 2026.
We incurred total charges of $233 million in connection with this plan, consisting of $196 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $37 million related to an impairment of office space. During the three months ended April 30, 2025, we recorded charges of $166 million under this plan.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, which are subject to safe harbor protection under the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future financial condition and operating results, business strategy and plans, and objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “seek,” “plan,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations, beliefs, and projections about future events, conditions, and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions, and changes in circumstances that are difficult to predict and many of which are outside of our control, such as those arising from the impact of recent macroeconomic events, including geopolitical instability, increased tariffs, elevated inflation and energy prices, and fluctuating interest rates and foreign currency exchange rates, as well as those described in the “Risk Factors” section, which we encourage you to read carefully. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
Overview
Workday is the enterprise AI platform that operates at the core of human resources, finance, and information technology. We deliver cloud-based, AI-powered applications for human capital management (“HCM”), financial management, spend management, and planning. Our diverse customer base includes emerging, medium-sized, and large global organizations within numerous industries, including financial services, government, healthcare, higher education, hospitality, manufacturing, professional and business services, retail, technology and media, and transportation. Workday helps customers deliver better employee experiences, increase productivity, improve operational efficiencies, and provide insights for faster, data-driven decision-making.
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

Financial Results Overview
The following table provides an overview of our key metrics (in millions, except percentages, basis points, and headcount data):

	Three Months Ended April 30,
	2026	2025	Change
Total revenues	$2,542	$2,240	13%
Subscription services revenues	$2,354	$2,059	14%

GAAP operating income	$338	$39	762%
Non-GAAP operating income (1)	$809	$677	19%

GAAP operating margin	13.3%	1.8%	1,154 bps
Non-GAAP operating margin (1)	31.8%	30.2%	159 bps

Operating cash flows	$696	$457	52%
Free cash flows (1)	$616	$421	46%

	As of April 30,
	2026	2025	Change
Total subscription revenue backlog	$27,294	$24,621	11%
12-month subscription revenue backlog	$8,806	$7,627	15%

Cash, cash equivalents, and marketable securities	$4,353	$7,970	(45)%

Headcount	20,834	20,515	2%
(1)See “Non-GAAP Financial Measures” below for further information.
Impact of Current Economic Conditions
Recent macroeconomic events including increased tariffs, elevated inflation and energy prices, and fluctuating interest rates and foreign currency exchange rates, as well as geopolitical instability and conflicts, continue to impact the global economy and create uncertainty, volatility, and disruption of financial markets. As a result, we have experienced, and may continue to experience, a moderation of revenue growth rates due to deal scrutiny and the lengthening of certain sales cycles, particularly within net new opportunities, as well as reduced growth in headcount-level commitments upon renewals of existing customers. The extended sales cycles are particularly evident in the government, higher education, and healthcare industries which are tied to federal funding. Further, we have provided, and may continue to provide, certain customers with more flexible payment terms. For further discussion of the potential impacts of recent macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.
Components of Results of Operations
Revenues
We derive our revenues from subscription services and professional services. Subscription services revenues primarily consist of fees that provide customers access to our cloud applications, with standard and enhanced customer support. Professional services revenues include fees for deployment services, optimization services, and training.
Subscription services revenues accounted for approximately 93% of our total revenues for the three months ended April 30, 2026, and represented 97% of our total unearned revenue as of April 30, 2026. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.

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

Results of Operations
Revenues
Our total revenues were as follows (in millions, except percentages):

	Three Months Ended April 30,
	2026	2025	% Change
Subscription services	$2,354	$2,059	14%
Professional services	188	181	4%
Total revenues	$2,542	$2,240	13%
Total revenues were $2.5 billion for the three months ended April 30, 2026, compared to $2.2 billion for the prior year period, an increase of $302 million, or 13%. Subscription services revenues were $2.4 billion for the three months ended April 30, 2026, compared to $2.1 billion for the prior year period, an increase of $295 million, or 14%. Approximately 60% of the increase in subscription services revenues was attributable to expansion within our customers that existed as of the beginning of the comparable prior year period, and the remaining 40% was attributable to customers added after the beginning of the comparable prior year period. Professional services revenues were $188 million for the three months ended April 30, 2026, compared to $181 million for the prior year period, an increase of $7 million, or 4%. Professional services revenues remained relatively flat as we continued to expand and leverage our service providers.
Gross Revenue Retention Rate
Our growth in subscription services revenues attributable to existing customers is further reflected by our gross revenue retention rate of approximately 97% as of April 30, 2026. Our gross revenue retention rate measures the percentage of recurring revenue retained from existing customers and is calculated by taking total annual recurring revenue (“ARR”) of our customers as of the corresponding prior period-end and comparing that to ARR from that same set of customers as of the current period-end. The metric takes into account recurring revenues lost to product or customer churn but does not account for additional revenue earned from add-ons or net expansions, which include volume and price adjustments. Our high gross revenue retention rate demonstrates our ability to maintain our existing customer base and drive strong overall customer satisfaction.
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
Subscription Revenue Backlog
As of April 30, 2026, our total subscription revenue backlog was $27.3 billion, with $8.8 billion expected to be recognized in revenues over the next 12 months. As of April 30, 2025, our total subscription revenue backlog was $24.6 billion, with $7.6 billion expected to be recognized in revenues over the next 12 months. The increase in subscription revenue backlog was primarily driven by expansion within our existing customer base, sales to new customers, and timing of renewals for existing customers.

Costs and Expenses
Our costs and expenses were as follows (in millions):

	Three Months Ended April 30,
	2026	2025
Costs of subscription services	$412	$350
Costs of professional services	192	187
Product development	705	663
Sales and marketing	679	623
General and administrative	216	212
Restructuring	0	166
Total costs and expenses	$2,204	$2,201
Total costs and expenses were $2.2 billion for the three months ended April 30, 2026, compared to $2.2 billion for the prior year period, an increase of $4 million, or 0.2%. The increase in total costs and expenses included increases of $60 million in employee-related expenses, $51 million in third-party hosted infrastructure expenses, $36 million in facilities and IT-related expenses, $15 million in amortization of acquisition-related intangible assets, and $11 million in amortization of deferred sales commissions, offset by a reduction of $166 million in restructuring expenses.
Costs of Subscription Services
Costs of subscription services were $412 million for the three months ended April 30, 2026, compared to $350 million for the prior year period, an increase of $62 million, or 18%. The increase in costs of subscription services included increases of $47 million in third-party hosted infrastructure expenses and $11 million in amortization of acquisition-related intangible assets.
We expect costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including third-party hosted infrastructure, and as we grow our enhanced customer support services.
Costs of Professional Services
Costs of professional services were $192 million for the three months ended April 30, 2026, compared to $187 million for the prior year period, an increase of $5 million, or 3%. Costs of professional services remained relatively flat.
We expect costs of professional services as a percentage of total revenues to continue to decline as we expand and leverage our service partners to deploy our applications and focus on growing our subscription revenues.
Product Development
Product development expenses were $705 million for the three months ended April 30, 2026, compared to $663 million for the prior year period, an increase of $42 million, or 6%. The increase in product development expenses included increases of $31 million in employee-related expenses and $16 million in facilities and IT-related expenses.
We expect product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
Sales and marketing expenses were $679 million for the three months ended April 30, 2026, compared to $623 million for the prior year period, an increase of $56 million, or 9%. The increase in sales and marketing expenses included increases of $22 million in employee-related expenses, $11 million in amortization of deferred sales commissions, and $11 million in facilities and IT-related expenses.
We expect sales and marketing expenses to increase in absolute dollars as we continue to invest domestically and internationally to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
General and administrative expenses were $216 million for the three months ended April 30, 2026, compared to $212 million for the prior year period, an increase of $4 million, or 2%. General and administrative expenses remained relatively flat.

We expect general and administrative expenses will continue to increase in absolute dollars as we continue to grow our business and invest in our people, processes, and systems to support our global operations.
Restructuring
There were no restructuring expenses recognized during the three months ended April 30, 2026.
Restructuring expenses were $166 million for the three months ended April 30, 2025, of which $132 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $34 million related to an impairment of office space.
Share-based Compensation
Costs and expenses include share-based compensation expense as follows (in millions):

	Three Months Ended April 30,
	2026	2025
Costs of subscription services	$37	$42
Costs of professional services	26	30
Product development	184	183
Sales and marketing	90	92
General and administrative	72	70
Restructuring	0	42
Total share-based compensation expense	$409	$459
Percentage of total revenues	16.1%	20.5%
Share-based compensation expense decreased by $50 million for the three months ended April 30, 2026, compared to the prior year period, primarily due to a reduction in restructuring expenses.
Equity compensation is an important element of our compensation philosophy. While we expect share-based compensation expense to grow in absolute dollars as we expand our global workforce, we expect it to decline as a percentage of total revenues.
Operating Income and Operating Margin
GAAP operating income was $338 million, or 13.3% of revenues, for the three months ended April 30, 2026, compared to the prior year GAAP operating income of $39 million, or 1.8% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth, a reduction in restructuring expenses, and moderation of operating expenses, including share-based compensation.
Non-GAAP operating income was $809 million, or 31.8% of revenues, for the three months ended April 30, 2026, compared to the prior year non-GAAP operating income of $677 million, or 30.2% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses.

Reconciliations of our GAAP to non-GAAP operating income and operating margin were as follows (in millions, except percentages). See “Non-GAAP Financial Measures” below for further information.

	Three Months Ended April 30,
	2026	2025
Operating income	$338	$39
Share-based compensation expense (1)	409	417
Employer payroll tax-related items on employee stock transactions	19	27
Amortization of acquisition-related intangible assets	36	21
Acquisition-related costs	7	7
Restructuring costs	0	166
Non-GAAP operating income	$809	$677

Operating margin	13.3%	1.8%
Share-based compensation expense (1)	16.1%	18.6%
Employer payroll tax-related items on employee stock transactions	0.7%	1.2%
Amortization of acquisition-related intangible assets	1.4%	0.9%
Acquisition-related costs	0.3%	0.3%
Restructuring costs	0.0%	7.4%
Non-GAAP operating margin	31.8%	30.2%
(1)Share-based compensation expense in the GAAP to non-GAAP reconciliation tables above excludes share-based compensation associated with restructuring activities of $42 million for the three months ended April 30, 2025. These expenses are included in Restructuring costs.
Other Income, Net
Other income, net was as follows (in millions):

	Three Months Ended April 30,
	2026	2025
Total other income, net	$17	$64
Other income, net decreased by $47 million for the three months ended April 30, 2026, primarily due to lower interest income following the liquidation of marketable debt securities in the prior fiscal year to fund acquisition activities and share repurchases.
Provision For Income Taxes
The provision for income taxes was as follows (in millions):

	Three Months Ended April 30,
	2026	2025
Provision for income taxes	$133	$35
The income tax provision for the three months ended April 30, 2026, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions, and incremental tax expense from share-based compensation awards where the tax deduction realized was lower than the compensation expense recognized.
The income tax provision for the three months ended April 30, 2025, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions.
For further information, see Note 16, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Liquidity and Capital Resources
As of April 30, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $4.4 billion, which were primarily held for working capital and general corporate purposes. Our cash equivalents and marketable securities are primarily composed of, in order from largest to smallest, corporate bonds, U.S. treasury securities, U.S. agency obligations, money market funds, asset-backed securities, and supranational securities.
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
Our cash flows were as follows (in millions):

	Three Months Ended April 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$696	$457
Investing activities	97	(523)
Financing activities	(1,733)	(501)
Effect of exchange rate changes	(1)	1
Net decrease in cash, cash equivalents, and restricted cash	$(941)	$(566)
Operating Activities
Cash provided by operating activities was $696 million and $457 million for the three months ended April 30, 2026, and 2025, respectively. The improvement in cash provided by operating activities was primarily driven by higher cash collections of $463 million mainly due to increased sales, partially offset by increased employee-related payments of $90 million, increased supplier payments of $66 million to support our continued growth, and decreased interest income of $30 million.
Investing Activities
Cash provided by investing activities was $97 million for the three months ended April 30, 2026, which primarily resulted from net inflows of $127 million related to marketable debt securities activity and inflows of $41 million from the exit of non-marketable equity investments, offset by capital expenditures of $80 million mainly for office space projects.
Cash used in investing activities was $523 million for the three months ended April 30, 2025, which primarily resulted from a net outflow of $483 million related to marketable debt securities activity and capital expenditures of $36 million mainly for office space projects.
We expect capital expenditures will be approximately $270 million in fiscal 2027, primarily related to investments in our office facilities to support our continued growth.
Financing Activities
Cash used in financing activities was $1.7 billion for the three months ended April 30, 2026, which primarily resulted from repurchases of common stock of $1.6 billion under our share repurchase programs and taxes paid of $146 million related to net share settlement of equity awards.
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
Free cash flows were $616 million for the three months ended April 30, 2026, compared to $421 million for the prior year period. The improvement was primarily driven by higher cash collections of $463 million mainly due to increased sales, partially offset by increased employee-related payments of $90 million, increased supplier payments of $66 million to support our continued growth, increased capital expenditures of $44 million, and decreased interest income of $30 million.
Reconciliation of our GAAP net cash provided by operating activities to non-GAAP free cash flows is as follows (in millions):

	Three Months Ended April 30,
	2026	2025
Net cash provided by operating activities	$696	$457
Less: Capital expenditures	(80)	(36)
Free cash flows	$616	$421
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
Share repurchase programs authorized by our Board of Directors that were active during the periods presented were as follows (in millions):

Authorization Date	Amount Authorized	Authorization Completion Date
November 2022	$500	Q1 fiscal 2025
February 2024	500	Q3 fiscal 2025
August 2024	1,000	Q3 fiscal 2026
May 2025	1,000	Q4 fiscal 2026
September 2025	4,000
As of April 30, 2026, we were authorized to repurchase a remaining $1.3 billion of our outstanding shares of Class A common stock under our share repurchase programs.
For further information, see Note 13, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Contractual Obligations
Our contractual obligations primarily consist of borrowings under our Senior Notes, agreements for third-party hosted infrastructure platforms for business operations, leases for office space and co-location facilities for data center capacity, and other purchase obligations entered into in the ordinary course of business. There have been no material changes outside the ordinary course of business to our contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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
See “Results of Operations—Operating Income and Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating income and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin, for the three months ended April 30, 2026, and 2025.
See “Liquidity and Capital Resources—Free Cash Flows” for a reconciliation from the most comparable GAAP financial measure, net cash provided by operating activities, to the non-GAAP financial measure, free cash flows, for the three months ended April 30, 2026, and 2025.
Critical Accounting Estimates
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
We believe that the following accounting policies include specific estimates that involve a high degree of judgment and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Income taxes
•Business combinations, goodwill, and acquisition-related intangible assets
For a further discussion of our critical accounting estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. During the three months ended April 30, 2026, there were no significant changes to our critical accounting estimates.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of April 30, 2026, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $4.4 billion and $5.4 billion as of April 30, 2026, and January 31, 2026, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, asset-backed securities, and supranational securities. The cash, cash equivalents, and marketable securities are held primarily for working capital and general corporate purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we sell securities that decline in market value due to changes in interest rates. Further, since our debt securities are classified as “available-for-sale,” if the fair value of the security declines below its amortized cost basis, then any portion of that decline attributable to credit losses is recognized on the Condensed Consolidated Statements of Operations.
A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $54 million market value reduction or increase in our investment portfolio as of April 30, 2026. A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $59 million market value reduction or increase in our investment portfolio as of January 31, 2026. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
•the impact of continuing global economic and geopolitical volatility and conflicts;
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
We must also continue to retain, develop, and motivate existing employees through our compensation practices, company culture, and career development opportunities. The compensation and incentives we have available to attract, retain, and motivate employees may not meet the expectations of current and prospective employees as the competition for talent intensifies. For example, our equity awards may become less effective if our stock price decreases or increases at a slower rate than our talent competitors. Further, our current and future office environments and hybrid work policy may not meet the expectations of our employees or prospective employees, and may amplify challenges in recruiting and retention. We believe that a critical component of our success has been our corporate culture and core values. As we continue to grow and change, we may find it difficult to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions, including difficulties due to managing the complexities of communicating with all employees. Efforts to restructure our workforce may be disruptive and adversely impact employee morale or our corporate culture. Failure to maintain or adapt our culture could negatively affect our ability to attract new employees or to retain our current employees and our business and future growth prospects could be adversely affected.
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
We continue to seek opportunities to enter into new markets and/or new lines of business, some of which we may have very limited or no experience in. For example, we have and continue to make significant targeted investments in entering the medium-enterprise and U.S. federal government markets and see our success in these markets as key contributors to our future growth. Additionally, we have made and continue to make significant investments in platform offerings and AI, including generative AI and agentic capabilities. As an entrant to new markets and new lines of business, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate adoption rates of these new lines of business or their underlying technology. Also, we may not be able to properly price our solutions in these new markets, which could negatively affect our ability to sell to customers. The markets and monetization strategies for certain of our offerings, including our agentic AI solutions and Workday Data Cloud, remain relatively new and uncertain and as a result, our expansion into such offerings, and related investments, may present additional risks and challenges. For example, we offer certain AI and platform capabilities through a subscription-based flexible pricing model and may increase the number of products through which we do so. We have limited experience with determining optimal pricing under this model and expect a continued need for additional customer education within the sales cycle. Consequently, we may have lower levels of adoption of our AI solutions than we expect, which could negatively impact our business and operating results. Furthermore, customers in these new markets or of the new lines of business may demand more or different features and professional services, which may require us to devote even greater research and development, sales, support, and professional services resources to such customers. If we fail to generate adequate revenues from these new markets and lines of business, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our business, financial condition, and operating results.

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
Our future success also depends, in part, on our ability to sell additional products to our current customers, and the success rate of such endeavors is difficult to predict, especially with regard to any new lines of business that we may introduce from time to time. This has and may continue to require increasingly costly marketing and sales efforts that are targeted at senior management, and if these efforts are not successful, our business and operating results may suffer. Similarly, the rate at which our customers purchase new or enhanced services, including certain of our AI and platform capabilities that we offer through a subscription-based flexible pricing model, depends on a number of factors, including general economic conditions and customer receptiveness to any price changes related to these additional features and services.

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
We operate on a global scale, and as a result, our business and revenues are impacted by global economic and geopolitical conditions. Global economic developments, including new or increased tariffs, geopolitical volatilities and conflicts, downturns or recessions, political instability, and global health crises may negatively affect us or our ability to accurately forecast and plan our future business activity. In addition, volatile economic and geopolitical situations have led and could lead to further economic disruption. Any sustained adverse impacts from these and other recent macroeconomic events could materially and adversely affect our business, financial condition, operating results, and earnings guidance that we may issue from time to time, which could have a material effect on the value of our Class A common stock.
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
The global data privacy compliance landscape continues to become increasingly complex, fragmented, and financially relevant to business operations. As a result, our data processing creates current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, the EU-U.S. Data Privacy Framework (“DPF”) is in place under which EU data can legally be transferred to the U.S. However, it is facing legal challenges. As legal challenges to the DPF remain unresolved, uncertainty may continue regarding the legal requirements for transferring personal data from Europe, an integral aspect of our business that remains governed by, and subject to, General Data Protection Regulation (“GDPR”) requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subprocessors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Other EU laws, including the EU Data Act, which primarily governs access to and use of non-personal data generated by digital services, have been, and may continue to be implemented, interpreted, and enforced in ways that impose additional rules and restrictions on the deployment, operation, or use of our products and services and may require us to adapt our business practices or contractual arrangements to comply with such requirements. Other countries such as Russia, China, Vietnam, and India have also passed or are in the process of passing laws imposing new requirements, including requirements related to consent and varying degrees of restrictive data residency or localization.

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
In fiscal 2023, we issued $3.0 billion aggregate principal amount of senior notes (“Senior Notes”), consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Additionally, in fiscal 2023, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of April 30, 2026, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
As of April 30, 2026, our Co-Founder and CEO Emeritus, David Duffield, together with his affiliates, held voting rights with respect to approximately 38 million shares of Class B common stock and 0.1 million shares of Class A common stock. As of April 30, 2026, our Co-Founder, CEO, and Chair of our Board of Directors, Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.4 million shares of Class A common stock. In addition, Mr. Bhusri held unvested equity awards representing approximately 1 million shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of April 30, 2026. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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
Our bylaws include a provision providing that the federal district courts of the U.S. will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (“Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. Application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended April 30, 2026 (in millions, except number of shares which are reflected in thousands, and per share data):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
February 1, 2026 - February 28, 2026	1,694	$145.80	1,694	$2,661
March 1, 2026 - March 31, 2026	6,974	135.65	6,974	1,715
April 1, 2026 - April 30, 2026	3,357	121.22	3,357	1,308
Total	12,025		12,025
(1)Amounts exclude excise tax and commissions.
(2)In September 2025, our Board of Directors authorized the repurchase of up to $4.0 billion of our outstanding shares of Class A common stock. For further information, see Note 13, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
There were no insider trading arrangements adopted or terminated during the quarter.

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
10.1†	Executive Separation Agreement and General Release of Claims between Carl Eschenbach and Workday, Inc. dated February 6, 2026	8-K	001-35680	2/9/2026	10.1
10.2†	2022 Equity Incentive Plan Global Notice of Performance Restricted Stock Unit Award for Aneel Bhusri	10-K	001-35680	3/6/2026	10.18
10.3†	Workday, Inc. Executive Severance and Change in Control Policy, as amended	8-K	001-35680	4/24/2026	10.1
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

†	Indicates a management contract or compensatory plan.
*	These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Workday, Inc.

Dated: May 22, 2026	/s/ Zane Rowe
Zane Rowe Chief Financial Officer (Principal Financial Officer)

Dated: May 22, 2026	/s/ Mark Garfield
Mark Garfield Chief Accounting Officer (Principal Accounting Officer)