Form 10-Q
period 2026-07-31
Workday, Inc.
filed 2026-08-27
CIK 1327811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
As of August 25, 2026, there were approximately 196 million shares of the registrant’s Class A common stock and 45 million shares of the registrant’s Class B common stock outstanding.

Workday, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Workday, Inc.
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	July 31, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$661	$1,501
Marketable securities	2,742	3,942
Trade and other receivables, net	1,895	2,332
Deferred costs	320	306
Prepaid expenses and other current assets	351	348
Total current assets	5,969	8,429
Property and equipment, net	1,126	1,093
Operating lease right-of-use assets	680	719
Deferred costs, noncurrent	654	634
Acquisition-related intangible assets, net	611	681
Deferred tax assets	1,129	829
Goodwill	5,227	5,229
Other assets	461	460
Total assets	$15,857	$18,074
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$102	$142
Accrued expenses and other current liabilities	462	454
Accrued compensation	493	642
Unearned revenue	4,387	5,010
Operating lease liabilities	130	130
Debt, current	999	0
Total current liabilities	6,573	6,378
Debt, noncurrent	1,990	2,987
Unearned revenue, noncurrent	72	71
Operating lease liabilities, noncurrent	653	704
Other liabilities	109	129
Total liabilities	9,397	10,269
Stockholders’ equity:
Common stock	0	0
Additional paid-in capital	13,365	12,673
Treasury stock	(7,151)	(4,220)
Accumulated other comprehensive loss	(96)	(136)
Retained earnings (accumulated deficit)	342	(512)
Total stockholders’ equity	6,460	7,805
Total liabilities and stockholders’ equity	$15,857	$18,074
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Operations
(in millions, except number of shares which are reflected in thousands and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenues:
Subscription services	$2,471	$2,169	$4,826	$4,228
Professional services	178	179	365	360
Total revenues	2,649	2,348	5,191	4,588
Costs and expenses (1):
Costs of subscription services	436	370	848	720
Costs of professional services	216	212	408	399
Product development	747	660	1,451	1,322
Sales and marketing	706	641	1,386	1,264
General and administrative	231	216	447	429
Restructuring	0	1	0	167
Total costs and expenses	2,336	2,100	4,540	4,301
Operating income	313	248	651	287
Other income, net	14	56	31	120
Income before provision for (benefit from) income taxes	327	304	682	407
Provision for (benefit from) income taxes	(305)	76	(172)	111
Net income	$632	$228	$854	$296
Net income per share, basic	$2.58	$0.86	$3.42	$1.11
Net income per share, diluted	$2.57	$0.84	$3.41	$1.09
Weighted-average shares used to compute net income per share, basic	245,181	266,777	249,464	266,649
Weighted-average shares used to compute net income per share, diluted	246,307	270,180	250,238	270,240

(1) Costs and expenses include share-based compensation expense as follows:
	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Costs of subscription services	$44	$39	$80	$81
Costs of professional services	30	28	56	58
Product development	217	170	401	353
Sales and marketing	93	84	183	177
General and administrative	78	70	151	140
Restructuring	0	0	0	42
Total share-based compensation expense	$462	$391	$871	$851
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net income	$632	$228	$854	$296
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	(2)	1	(3)	3
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax provision (benefit) of $(5), $(5), $(11), and $5, respectively	(14)	(16)	(32)	14
Net change in unrealized gains (losses) on cash flow hedges, net of tax provision (benefit) of $6, $(1), $4, and $(5), respectively	45	(15)	75	(175)
Other comprehensive income (loss), net of tax	29	(30)	40	(158)
Comprehensive income	$661	$198	$894	$138
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except number of shares which are reflected in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Common stock:
Balance, beginning of period	$0	$0	$0	$0
Issuance of common stock under employee equity plans	0	0	0	0
Shares withheld related to net share settlement of equity awards	0	0	0	0
Balance, end of period	0	0	0	0
Additional paid-in capital:
Balance, beginning of period	12,932	11,701	12,673	11,463
Issuance of common stock under employee equity plans	98	111	98	111
Shares withheld related to net share settlement of equity awards	(127)	(151)	(277)	(374)
Share-based compensation	462	394	871	855
Balance, end of period	13,365	12,055	13,365	12,055
Treasury stock:
Balance, beginning of period	(5,834)	(1,601)	(4,220)	(1,308)
Common stock repurchases under share repurchase programs	(1,317)	(299)	(2,931)	(592)
Balance, end of period	(7,151)	(1,900)	(7,151)	(1,900)
Accumulated other comprehensive income (loss):
Balance, beginning of period	(125)	(44)	(136)	84
Other comprehensive income (loss)	29	(30)	40	(158)
Balance, end of period	(96)	(74)	(96)	(74)
Retained earnings (accumulated deficit):
Balance, beginning of period	(290)	(1,137)	(512)	(1,205)
Net income	632	228	854	296
Balance, end of period	342	(909)	342	(909)
Total stockholders’ equity	$6,460	$9,172	$6,460	$9,172

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Common stock shares:
Balance, beginning of period	248,730	266,596	259,131	266,352
Issuance of common stock under employee equity plans	3,154	2,142	5,889	4,679
Shares withheld related to net share settlement of equity awards	(926)	(618)	(2,036)	(1,621)
Common stock repurchased	(9,783)	(1,216)	(21,809)	(2,506)
Balance, end of period	241,175	266,904	241,175	266,904
See Notes to Condensed Consolidated Financial Statements

Workday, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net income	$854	$296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183	165
Share-based compensation expense	871	851
Amortization of deferred costs	162	140
Non-cash lease expense	64	54
Net losses on investments	5	2
Accretion of discounts on marketable debt securities, net	(15)	(38)
Deferred income taxes	(293)	84
Asset impairments	0	34
Other	(2)	13
Changes in operating assets and liabilities:
Trade and other receivables, net	421	337
Deferred costs	(195)	(152)
Prepaid expenses and other assets	(11)	15
Accounts payable	(13)	0
Accrued expenses and other liabilities	(194)	(99)
Unearned revenue	(622)	(629)
Net cash provided by operating activities	1,215	1,073
Cash flows from investing activities:
Purchases of marketable securities	(215)	(2,211)
Maturities of marketable securities	536	1,515
Sales of marketable securities	824	265
Capital expenditures	(139)	(64)
Purchases of non-marketable equity and other investments	(13)	(15)
Sales of non-marketable equity and other investments	42	0
Other	8	0
Net cash provided by (used in) investing activities	1,043	(510)
Cash flows from financing activities:
Repurchases of common stock	(2,924)	(589)
Proceeds from issuance of common stock from employee equity plans	98	111
Taxes paid related to net share settlement of equity awards	(273)	(372)
Net cash used in financing activities	(3,099)	(850)
Effect of exchange rate changes	0	2
Net decrease in cash, cash equivalents, and restricted cash	(841)	(285)
Cash, cash equivalents, and restricted cash at the beginning of period	1,509	1,554
Cash, cash equivalents, and restricted cash at the end of period	$668	$1,269
See Notes to Condensed Consolidated Financial Statements

	Six Months Ended July 31,
	2026	2025
Supplemental cash flow data:
Cash paid for interest, net of amounts capitalized	$52	$55
Cash paid for income taxes, net of refunds	131	58
Non-cash investing and financing activities:
Purchases of property and equipment, accrued but not paid	45	18
Repurchases of common stock, including excise tax, accrued but not paid	24	3
Taxes related to net share settlement of equity awards, accrued but not paid	15	15

	As of July 31,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows:
Cash and cash equivalents	$661	$1,264
Restricted cash included in Prepaid expenses and other current assets	7	5
Total cash, cash equivalents, and restricted cash	$668	$1,269
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include the results of Workday, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the information contained herein reflects all adjustments necessary for a fair presentation of Workday’s financial position, results of operations, stockholders’ equity, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2026, shown in this report are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2027. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 6, 2026.
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
No customer individually accounted for more than 10% of trade and other receivables, net as of July 31, 2026, or January 31, 2026. No customer individually accounted for more than 10% of total revenues during the three and six months ended July 31, 2026, or 2025.
Other than the United States (“U.S.”), no country individually accounted for more than 10% of total revenues during the three and six months ended July 31, 2026, or 2025.
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

Note 3. Investments
Debt Securities
As of July 31, 2026, debt securities consisted of the following (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$758	$0	$(2)	$756
U.S. agency obligations	125	0	0	125
Corporate bonds	1,693	3	(8)	1,688
Asset-backed securities	145	0	0	145
Supranational securities	28	0	0	28
Total debt securities	$2,749	$3	$(10)	$2,742
Included in Cash and cash equivalents	$0	$0	$0	$0
Included in Marketable securities	$2,749	$3	$(10)	$2,742
As of January 31, 2026, debt securities consisted of the following (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,820	$11	$0	$1,831
U.S. agency obligations	265	1	0	266
Corporate bonds	1,874	22	0	1,896
Commercial paper	164	0	0	164
Asset-backed securities	155	2	0	157
Supranational securities	26	0	0	26
Total debt securities	$4,304	$36	$0	$4,340
Included in Cash and cash equivalents	$398	$0	$0	$398
Included in Marketable securities	$3,906	$36	$0	$3,942
The following table presents the fair values of debt securities as of July 31, 2026, by remaining contractual maturity (in millions). Actual maturities may differ from contractual maturities because borrowers may have certain prepayment conditions.

Due within 1 year	$698
Due 1 year through 5 years	2,010
Due 5 years through 10 years	19
Due after 10 years	15
Total debt securities	$2,742
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
Interest receivable of $24 million and $33 million was included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets as of July 31, 2026, and January 31, 2026, respectively.
As of July 31, 2026, and January 31, 2026, unrealized losses on our debt securities were not material. We did not recognize any credit losses related to our debt securities during the periods presented.
We sold $824 million and $265 million of debt securities during the six months ended July 31, 2026, and 2025, respectively. The corresponding realized gains and losses from the sales were not material.

Equity Investments
Equity investments consisted of the following (in millions):

	Condensed Consolidated Balance Sheets Location	July 31, 2026	January 31, 2026
Money market funds	Cash and cash equivalents	$382	$694
Non-marketable equity investments measured using the measurement alternative	Other assets	231	230
Total equity investments		$613	$924
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

	July 31, 2026	January 31, 2026
Total initial cost	$210	$205
Cumulative net unrealized gains	21	25
Carrying value	$231	$230
During the three and six months ended July 31, 2026, and 2025, there were no material gains or losses recorded on our non-marketable equity investments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of July 31, 2026 (in millions):

	Level 1	Level 2	Level 3	Total
U.S. treasury securities	$756	$0	$0	$756
U.S. agency obligations	0	125	0	125
Corporate bonds	0	1,688	0	1,688
Asset-backed securities	0	145	0	145
Supranational securities	0	28	0	28
Money market funds	382	0	0	382
Foreign currency derivative assets	0	44	0	44
Total assets	$1,138	$2,030	$0	$3,168
Foreign currency derivative liabilities	$0	$94	$0	$94
Total liabilities	$0	$94	$0	$94

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
Note 5. Deferred Costs
Deferred costs, which consist of deferred sales commissions, were $974 million and $940 million as of July 31, 2026, and January 31, 2026, respectively. Amortization expense for the deferred costs was $83 million and $72 million for the three months ended July 31, 2026, and 2025, respectively, and $162 million and $140 million for the six months ended July 31, 2026, and 2025, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	July 31, 2026	January 31, 2026
Computers, equipment, and software	$1,274	$1,285
Buildings	703	690
Leasehold improvements	424	334
Furniture, fixtures, and transportation equipment	124	112
Land and land improvements	74	74
Property and equipment, gross	2,599	2,495
Less: accumulated depreciation and amortization	(1,473)	(1,402)
Property and equipment, net	$1,126	$1,093
Depreciation expense totaled $56 million and $59 million for the three months ended July 31, 2026, and 2025, respectively, and $111 million and $121 million for the six months ended July 31, 2026, and 2025, respectively.

There were no material impairment charges recognized on property and equipment during the three and six months ended July 31, 2026, and the three months ended July 31, 2025. We recognized impairment charges of $34 million for the six months ended July 31, 2025, related to certain property and equipment as a result of restructuring activities. For further information, see Note 19, Restructuring.
Note 7. Acquisition-Related Intangible Assets, Net
Acquisition-related intangible assets consisted of the following as of July 31, 2026 (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$742	$(405)	$337
Customer relationships	506	(234)	272
Backlog	17	(16)	1
Trade name	17	(16)	1
Total acquisition-related intangible assets	$1,282	$(671)	$611
Acquisition-related intangible assets consisted of the following as of January 31, 2026 (in millions):

	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$742	$(362)	$380
Customer relationships	506	(210)	296
Backlog	17	(15)	2
Trade name	17	(14)	3
Total acquisition-related intangible assets	$1,282	$(601)	$681
Amortization expense related to acquisition-related intangible assets was $34 million and $21 million for the three months ended July 31, 2026, and 2025, respectively, and $70 million and $42 million for the six months ended July 31, 2026, and 2025, respectively.
As of July 31, 2026, our future estimated amortization expense related to acquisition-related intangible assets was as follows (in millions):

Fiscal Period:
Remainder of 2027	$68
2028	132
2029	122
2030	106
2031	60
Thereafter	123
Total future estimated amortization expense	$611

Note 8. Other Assets
Other assets consisted of the following (in millions):

	July 31, 2026	January 31, 2026
Non-marketable equity and other investments	$234	$233
Contract assets	59	59
Prepayments for goods and services	47	64
Technology patents and other intangible assets, net	19	21
Derivative assets	18	2
Deposits	14	14
Other	70	67
Total other assets	$461	$460
Technology patents and other intangible assets with estimable useful lives are amortized on a straight-line basis. As of July 31, 2026, our future estimated amortization expense was as follows (in millions):

Fiscal Period:
Remainder of 2027	$2
2028	3
2029	3
2030	2
2031	2
Thereafter	7
Total future estimated amortization expense	$19
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
Cash flow hedges are recorded on the Condensed Consolidated Balance Sheets at fair value. Cash flows from the settlement of these forward contracts are classified as operating activities on the Condensed Consolidated Statements of Cash Flows. Gains and losses resulting from changes in the fair value of these hedges are recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets and are subsequently reclassified to the same line item as the hedged transaction on the Condensed Consolidated Statements of Operations in the same period that the hedged transaction affects earnings. As of July 31, 2026, we estimate that $40 million of net losses recorded in AOCI related to our cash flow hedges will be reclassified into earnings within the next 12 months.
As of July 31, 2026, and January 31, 2026, the notional values of the cash flow hedges that we held to buy U.S. dollars in exchange for other currencies were $3.3 billion and $3.0 billion, respectively, and the notional values of the cash flow hedges that we held to sell U.S. dollars in exchange for other currencies were $812 million and $874 million, respectively. All contracts had maturities of less than 42 months.

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
As of July 31, 2026, and January 31, 2026, the notional values of the non-designated hedges that we held to buy U.S. dollars in exchange for other currencies were $445 million and $442 million, respectively, and the notional values of the non-designated hedges that we held to sell U.S. dollars in exchange for other currencies were $656 million and $565 million, respectively.
The fair values of outstanding derivative instruments were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	July 31, 2026	January 31, 2026
Derivative assets:
Cash flow hedges	Prepaid expenses and other current assets	$21	$15
Cash flow hedges	Other assets	18	2
Non-designated hedges	Prepaid expenses and other current assets	5	4
Total derivative assets		$44	$21
Derivative liabilities:
Cash flow hedges	Accrued expenses and other current liabilities	$51	$71
Cash flow hedges	Other liabilities	35	65
Non-designated hedges	Accrued expenses and other current liabilities	8	12
Total derivative liabilities		$94	$148
The effect of cash flow hedges on the Condensed Consolidated Statements of Operations was as follows (in millions):

	Three Months Ended July 31,
Condensed Consolidated Statements of Operations Location	2026		2025
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$2,649	$(12)	$2,348	$8
Costs and expenses	2,336	(2)	2,100	6

	Six Months Ended July 31,
Condensed Consolidated Statements of Operations Location	2026		2025
	Total	Gains (losses) related to cash flow hedges	Total	Gains (losses) related to cash flow hedges
Revenues	$5,191	$(21)	$4,588	$16
Costs and expenses	4,540	0	4,301	0

Pre-tax gains (losses) associated with cash flow hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Income Locations	Three Months Ended July 31,		Six Months Ended July 31,
		2026	2025	2026	2025
Gains (losses) recognized in OCI	Net change in unrealized gains (losses) on cash flow hedges	$37	$(2)	$58	$(164)
Gains (losses) reclassified from AOCI into income (effective portion)	Revenues	(12)	8	(21)	16
Gains (losses) reclassified from AOCI into income (effective portion)	Costs and expenses	(2)	6	0	0
Losses associated with non-designated hedges were as follows (in millions):

	Condensed Consolidated Statements of Operations Location	Three Months Ended July 31,		Six Months Ended July 31,
		2026	2025	2026	2025
Losses related to non-designated hedges	Other income, net	$(10)	$(12)	$(14)	$(12)
We manage our exposure to counterparty risk by entering into foreign currency forward contracts with a diversified group of nine major financial institutions and by actively monitoring outstanding positions. We are subject to netting agreements with all of these counterparties, under which we are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. After consideration of these netting arrangements, the total net settlement amount related to our foreign currency forward contracts is an asset position of $12 million and a liability position of $62 million as of July 31, 2026, and an asset position of $1 million and a liability position of $128 million as of January 31, 2026.
Although legally enforceable master netting arrangements exist between Workday and each counterparty, it is our policy to present the derivatives gross on the Condensed Consolidated Balance Sheets. Our foreign currency forward contracts are not subject to any credit contingent features or collateral requirements.
Note 10. Debt
Outstanding debt consisted of the following (in millions):

	July 31, 2026	January 31, 2026
2027 Notes	$1,000	$1,000
2029 Notes	750	750
2032 Notes	1,250	1,250
Total principal amount	3,000	3,000
Less: unamortized debt discount and issuance costs	(11)	(13)
Net carrying amount	2,989	2,987
Less: debt, current	(999)	0
Debt, noncurrent	$1,990	$2,987

As of July 31, 2026, our future principal payments for the outstanding debt were as follows (in millions):

Fiscal Period:
Remainder of 2027	$0
2028	1,000
2029	0
2030	750
2031	0
Thereafter	1,250
Total principal amount	$3,000
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
The Senior Notes are unsecured obligations and rank equally with all existing and future unsecured and unsubordinated indebtedness of Workday. We may redeem the Senior Notes in whole or in part at any time or from time to time, at specified redemption dates and prices. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the Senior Notes under specified terms. The indenture governing the Senior Notes also includes covenants (including certain limited covenants restricting our ability to incur certain liens and enter into certain sale and leaseback transactions), events of default, and other customary provisions. As of July 31, 2026, and January 31, 2026, we were in compliance with all covenants associated with the Senior Notes.
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
As of both July 31, 2026, and January 31, 2026, the total estimated fair value of the Senior Notes was $2.9 billion. The estimated fair values of the Senior Notes, which we have classified as Level 2 financial instruments, were determined based on quoted bid prices in an over-the-counter market on the last trading day of the reporting period.
Credit Agreement
In fiscal 2023, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of July 31, 2026, and January 31, 2026, we had no outstanding revolving loans under the 2022 Credit Agreement. The revolving loans under the 2022 Credit Agreement may be borrowed, repaid, and reborrowed until April 6, 2027, at which time all amounts borrowed must be repaid. The revolving loans under the 2022 Credit Agreement will bear interest, at our option, at a base rate plus a margin of 0.000% to 0.500% or a secured overnight financing rate (“SOFR”) plus 10 basis points, plus a margin of 0.750% to 1.500%, with such margin being determined based on our consolidated leverage ratio or debt rating. We are also obligated to pay an ongoing commitment fee on undrawn amounts.
The 2022 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including a financial covenant, events of default, and indemnification provisions in favor of the lenders. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain merger transactions, and other matters, all subject to certain exceptions. The financial covenant, based on a quarterly financial test, requires that we do not exceed a maximum leverage ratio of 3.50:1.00, subject to a step-up to 4.50:1.00 at our election for a certain period following an acquisition. As of July 31, 2026, and January 31, 2026, we were in compliance with all covenants included in the 2022 Credit Agreement.

Interest Expense on Debt
The following table sets forth total interest expense recognized related to our debt (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Contractual interest expense	$28	$28	$55	$55
Interest cost related to amortization of debt discount and issuance costs	1	1	2	2
Less: capitalized interest expense	(1)	0	(4)	0
Total interest expense	$28	$29	$53	$57
Note 11. Leases
We have entered into operating lease agreements for our office space, data centers, and other property and equipment. Operating lease right-of-use assets were $680 million and $719 million as of July 31, 2026, and January 31, 2026, respectively, and operating lease liabilities were $783 million and $834 million as of July 31, 2026, and January 31, 2026, respectively.
The components of operating lease expense were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Operating lease cost	$41	$34	$83	$65
Short-term lease cost	0	0	0	1
Variable lease cost	18	13	33	24
Total operating lease cost	$59	$47	$116	$90
Supplemental cash flow information related to our operating leases was as follows (in millions):

	Six Months Ended July 31,
	2026	2025
Cash paid for operating lease liabilities	$74	$64
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	28	434
Other information related to our operating leases was as follows:

	July 31, 2026	January 31, 2026
Weighted average remaining lease term (in years)	11	11
Weighted average discount rate	4.2%	4.2%
As of July 31, 2026, maturities of operating lease liabilities were as follows (in millions):

Fiscal Period:
Remainder of 2027	$79
2028	158
2029	126
2030	90
2031	66
Thereafter	481
Total lease payments	1,000
Less: imputed interest	(217)
Total operating lease liabilities	$783

Note 12. Commitments and Contingencies
Purchase Obligations
Our purchase obligations are primarily related to agreements for third-party hosted infrastructure platforms, data center equipment and software, business technology software and support, and sales and marketing activities. During the six months ended July 31, 2026, there were no material changes outside the ordinary course of business to our non-cancelable purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
Legal Matters
We are a party to various legal proceedings and claims that arise in the ordinary course of business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In our opinion, as of July 31, 2026, there was not at least a reasonable possibility that we had incurred a material loss, or a material loss in excess of a recorded accrual, with respect to such loss contingencies.
Note 13. Stockholders’ Equity
Common Stock
As of July 31, 2026, there were 196 million shares of Class A common stock and 45 million shares of Class B common stock outstanding. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Each share of Class B common stock can be converted into a share of Class A common stock at any time at the option of the holder.
Share Repurchase Programs
We repurchase shares of our Class A common stock under share repurchase programs authorized by our Board of Directors. Under these programs, we may repurchase shares of our Class A common stock through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, or by other means, in accordance with applicable securities laws and other restrictions. The timing and total amount of share repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase programs have no expiration date, may be suspended or discontinued at any time, and do not obligate us to acquire any amount of Class A common stock.
Share repurchase programs authorized by our Board of Directors that were in effect during the three and six months ended July 31, 2026, and 2025, were as follows (in millions):

Authorization Date	Amount Authorized	Authorization Completion Date
August 2024	1,000	Q3 fiscal 2026
May 2025	1,000	Q4 fiscal 2026
September 2025	4,000	Q2 fiscal 2027
The table below sets forth information regarding repurchase of shares under our share repurchase programs (in millions, except number of shares which are reflected in thousands, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Total number of shares repurchased	9,783	1,216	21,809	2,506
Average price paid per share (1)	$133.59	$245.57	$133.29	$236.11
Amount repurchased (1)	$1,307	$299	$2,907	$592
(1)Amounts exclude excise tax and commissions.
All repurchases were made in open market transactions. As of July 31, 2026, our share repurchase programs were fully completed with no authorization remaining. In August 2026, our Board of Directors authorized the repurchase of up to an additional $4.0 billion of our outstanding shares of Class A common stock. For further information, see Note 20, Subsequent Event.

Employee Equity Plans
In June 2026, our stockholders approved the amendment and restatement of the 2022 Equity Incentive Plan (the “A&R 2022 Plan”), which increased the total number of shares of common stock reserved for issuance by 20 million. Forfeited shares and shares withheld in connection with the net share settlement of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) are added back to the reserves of the A&R 2022 Plan. As of July 31, 2026, 21 million shares of Class A common stock were available for future grants under the A&R 2022 Plan.
In June 2026, our stockholders approved the amendment and restatement of the 2012 Employee Stock Purchase Plan (“A&R ESPP”), which increased the total number of shares of common stock reserved for issuance by 7 million. Under the A&R ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about June 1 and December 1, and are exercisable on or about the succeeding November 30 and May 31, respectively. As of July 31, 2026, 8 million shares of Class A common stock were available for issuance under the A&R ESPP.
Restricted Stock Units and Performance-Based Restricted Stock Units
The Stock Plans provide for the issuance of RSUs and PSUs to employees and non-employees. RSUs generally vest over four years. Activity during the six months ended July 31, 2026, was as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding balance as of January 31, 2026	14,128	$222.83
Granted - restricted stock units	14,761	131.85
Granted - performance-based restricted stock units (1)	73	128.60
Vested	(3,032)	201.21
Forfeited and canceled (2)	(3,615)	203.67
Outstanding balance as of July 31, 2026	22,315	168.39
(1)Includes approximately 73 thousand PSUs granted to executives. The PSUs are subject to vesting based on the achievement of annual performance-based conditions determined at the beginning of each fiscal year. The PSUs will vest at the end of a two or three-year service period, with the number of shares vesting ranging from 0% to 150% of the target, based on the average attainment of the annual performance conditions.
(2)Includes shares withheld in connection with the net share settlement of RSUs and PSUs.
As of July 31, 2026, there was a total of $3.2 billion in unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of approximately three years.
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
As of July 31, 2026, there was a total of $48 million in unrecognized compensation cost related to the PVU Award, which is expected to be recognized over approximately five years.

Note 14. Contract Balances and Performance Obligations
Contract Balances
Contract assets and unearned revenue balances were as follows (in millions):

	Condensed Consolidated Balance Sheets Location	July 31, 2026	January 31, 2026
Contract assets:
Contract assets, current	Trade and other receivables, net	$525	$443
Contract assets, noncurrent	Other assets	59	59
Total contract assets		$584	$502
Unearned revenue:
Unearned revenue, current (1)	Unearned revenue	$4,387	$5,010
Unearned revenue, noncurrent	Unearned revenue, noncurrent	72	71
Total unearned revenue		$4,459	$5,081
(1)Included in this balance are amounts related to professional services that are subject to cancellation and pro-rated refund rights of $75 million and $89 million as of July 31, 2026, and January 31, 2026, respectively.
Revenues of $1.9 billion and $1.7 billion were recognized during the three months ended July 31, 2026, and 2025, respectively, that were included in the unearned revenue balances as of April 30, 2026, and 2025, respectively. Revenues of $3.4 billion and $3.1 billion were recognized during the six months ended July 31, 2026, and 2025, respectively, that were included in the unearned revenue balances as of January 31, 2026, and 2025, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of July 31, 2026, approximately $27.4 billion of revenues are expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenues on approximately $9.0 billion and $16.0 billion of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter. Revenues from remaining performance obligations for professional services contracts as of July 31, 2026, were not material.
Note 15. Other Income, Net
Other income, net consisted of the following (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Interest income	$40	$88	$92	$180
Interest expense (1)	(28)	(29)	(53)	(57)
Other	2	(3)	(8)	(3)
Total other income, net	$14	$56	$31	$120
(1)Interest expense primarily includes the contractual interest expense of our debt obligations and the related non-cash interest expense attributable to amortization of the debt discount and issuance costs, net of amounts capitalized. For further information, see Note 10, Debt.
Note 16. Income Taxes
We reported an income tax benefit of $172 million and an income tax provision of $111 million for the six months ended July 31, 2026, and 2025, respectively. The income tax benefit for the six months ended July 31, 2026, was primarily attributable to an intra-entity transfer of certain intellectual property rights as part of an internal legal entity restructuring. In connection with the transaction, we recognized $374 million of deferred tax assets related to deductible temporary differences associated with certain tax attributes transferred at carryover basis. This benefit was partially offset by income tax expense primarily attributable to earnings in the U.S. and profitable foreign jurisdictions. The income tax provision for the six months ended July 31, 2025, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions.
We are subject to income tax audits in the U.S. and foreign jurisdictions. We record liabilities related to uncertain tax positions and believe that we have provided adequate reserves for income tax uncertainties in all open tax years. Due to our history of tax losses, all years remain open to tax audit.

We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative, such as historic results, future reversals of existing deferred tax liabilities, and projected future taxable income, as well as prudent and feasible tax-planning strategies. The assessment requires significant judgment and is performed in each of the applicable jurisdictions. As of July 31, 2026, we continue to maintain valuation allowances related to tax credits in certain state jurisdictions and net operating loss in certain foreign jurisdictions. Given our current and anticipated future earnings in a certain foreign jurisdiction, there is a reasonable possibility that we may release a significant portion of the valuation allowance related to our deferred tax assets in that jurisdiction, although the timing of any such release is uncertain. Any such release would decrease income tax expense in the period in which it is recorded. We will continue to evaluate the need for valuation allowances for our deferred tax assets.
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
The following table presents the calculation of basic and diluted net income per share (in millions, except number of shares, which are reflected in thousands, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025 (1)	2026	2025 (1)
Net income per share, basic:
Numerator:
Net income	$632	$228	$854	$296
Denominator:
Weighted-average shares outstanding, basic	245,181	266,777	249,464	266,649
Net income per share, basic	$2.58	$0.86	$3.42	$1.11
Net income per share, diluted:
Numerator:
Net income	$632	$228	$854	$296
Denominator:
Weighted-average shares outstanding, basic	245,181	266,777	249,464	266,649
Dilutive effect of share-based awards	1,126	3,403	774	3,591
Weighted-average shares outstanding, diluted	246,307	270,180	250,238	270,240
Net income per share, diluted	$2.57	$0.84	$3.41	$1.09
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
The computation of diluted net income per share does not include the effect of the following potentially outstanding weighted-average shares of common stock because their effect would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Total weighted-average shares related to outstanding share-based awards	11,366	227	12,514	214

Note 18. Geographic Information
Revenues
We sell our subscription contracts and related services in two primary geographical markets: to customers located in the U.S. and to customers located outside of the U.S. Revenues by geography are generally based on the address of the customer as specified in our customer subscription agreement. The following table sets forth revenues by geographic area (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
U.S.	$1,967	$1,764	$3,861	$3,445
Other countries	682	584	1,330	1,143
Total revenues	$2,649	$2,348	$5,191	$4,588
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

	July 31, 2026	January 31, 2026
U.S.	$1,010	$1,080
Ireland	585	531
Other countries	211	201
Total long-lived assets	$1,806	$1,812
Note 19. Restructuring
Fiscal 2027 Restructuring Plan
In February 2026, we announced a restructuring plan (“Fiscal 2027 Restructuring Plan”) intended to better align our people and resources to our highest priorities in fiscal 2027. The plan resulted in the reduction of approximately 2% of our workforce, and the impairment of certain office space and long-lived assets. The activities associated with this plan were substantially completed in the first quarter of fiscal 2027, with no material remaining liability as of July 31, 2026. The remaining liability was $41 million as of January 31, 2026.
We incurred total charges of $135 million in connection with this plan in fiscal 2026. The charges consisted of $55 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $80 million related to impairments of office space and certain long-lived assets. During the three and six months ended July 31, 2026, we did not record any material charges under this plan.
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
We incurred total charges of $233 million in connection with this plan, consisting of $196 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $37 million related to an impairment of office space. During the three and six months ended July 31, 2025, we recorded charges under this plan of $1 million and $167 million, respectively.

Note 20. Subsequent Event
In August 2026, our Board of Directors authorized a new share repurchase program under which we may purchase up to an additional $4.0 billion of our outstanding shares of Class A common stock. We may repurchase shares of our Class A common stock through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in privately negotiated transactions, or by other means, in accordance with applicable securities laws and other restrictions. The timing and total amount of share repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. This share repurchase program has no expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of Class A common stock.

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
We have achieved significant growth since our inception in 2005, when we pioneered HCM in the cloud. As a result of our innovation and commitment to customer success, today we are a Fortune 500 company with more than 11,500 customers around the world. As we continue to grow, we are focused on driving sustainable, long-term subscription revenue growth by adding new customers and expanding our relationships with existing customers through increased adoption of our suite of solutions. Central to this effort is investing in strategic growth areas including developing innovative AI solutions, expanding internationally, growing our partner ecosystem, deepening our presence in industry verticals and the medium enterprise market, and exploring strategic acquisitions to complement our organic innovation. Our investments across these targeted growth areas may require additional costs, but we remain committed to optimizing resource allocation and realizing a return on our investments. Over time, we believe these investments will support revenue growth and a more scalable business.
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

Financial Results Overview
The following table provides an overview of our key metrics (in millions, except percentages, basis points, and headcount data):

	Three Months Ended July 31,			Six Months Ended July 31,
	2026	2025	Change	2026	2025	Change
Total revenues	$2,649	$2,348	13%	$5,191	$4,588	13%
Subscription services revenues	$2,471	$2,169	14%	$4,826	$4,228	14%

GAAP operating income	$313	$248	26%	$651	$287	126%
Non-GAAP operating income (1)	$824	$680	21%	$1,633	$1,358	20%

GAAP operating margin	11.8%	10.6%	124 bps	12.5%	6.3%	627 bps
Non-GAAP operating margin (1)	31.1%	29.0%	212 bps	31.5%	29.6%	186 bps

Operating cash flows				$1,215	$1,073	13%
Free cash flows (1)				$1,076	$1,009	7%

				As of July 31,
				2026	2025	Change
Total subscription revenue backlog				$27,403	$25,375	8%
12-month subscription revenue backlog				$9,034	$7,910	14%

Headcount				20,896	19,517	7%

				July 31, 2026	January 31, 2026	Change
Cash, cash equivalents, and marketable securities				$3,403	$5,443	(37)%
(1)See “Non-GAAP Financial Measures” below for further information.
Impact of Current Economic and Market Conditions
Recent macroeconomic events and evolving market conditions are impacting aspects of our business including customer behavior and the way we market, price, and sell our solutions. External factors such as increased tariffs, elevated inflation and energy prices, the evolving legislative and regulatory environment, and fluctuating interest rates and foreign currency exchange rates, as well as geopolitical instability and conflicts, continue to impact the global economy and create uncertainty, volatility, and disruption of financial markets. As a result, we have experienced, and may continue to experience, a moderation of revenue growth rates due to deal scrutiny and the lengthening of certain sales cycles, particularly within net new opportunities, as well as reduced growth in headcount-level commitments upon renewals of existing customers. The extended sales cycles are particularly evident in the government, higher education, and healthcare industries which are tied to federal funding. Further, we have provided, and may continue to provide, certain customers with more flexible payment terms. Additionally, to address the rapidly changing technology market and AI landscape, we are addressing shifts in customer buying behavior and demand through actions such as new pricing models and sales and marketing strategies, all of which are dependent on our ability to optimally price our solutions, customer adoption and usage, and our costs to deliver our solutions. For further discussion of the potential impacts of recent macroeconomic events and market conditions on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this report.

Components of Results of Operations
Revenues
We derive our revenues from subscription services and professional services. Subscription services revenues primarily consist of fees that provide customers access to our cloud applications, with standard and enhanced customer support. Professional services revenues include fees for deployment services, optimization services, and training.
Subscription services revenues accounted for approximately 93% of our total revenues for the three and six months ended July 31, 2026, and represented 97% of our total unearned revenue as of July 31, 2026. Subscription services revenues are driven primarily by the number of customers, the number of workers at each customer, the specific applications subscribed to by each customer, and the price of our applications.
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
Subscription Revenue Backlog
Our subscription revenue backlog, which is also referred to as remaining performance obligations for subscription contracts, represents contracted subscription services revenues that have not yet been recognized and includes billed and unbilled amounts. Subscription revenue backlog may fluctuate from period-to-period due to a number of factors, including the timing of renewals and overall renewal rates, new business growth, average contract duration, industry and product mix, business combinations, and seasonality.
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
Results of Operations
Revenues
Our total revenues were as follows (in millions, except percentages):

	Three Months Ended July 31,			Six Months Ended July 31,
	2026	2025	% Change	2026	2025	% Change
Subscription services	$2,471	$2,169	14%	$4,826	$4,228	14%
Professional services	178	179	(1)%	365	360	2%
Total revenues	$2,649	$2,348	13%	$5,191	$4,588	13%
Total revenues were $2.6 billion for the three months ended July 31, 2026, compared to $2.3 billion for the prior year period, an increase of $301 million, or 13%. Subscription services revenues were $2.5 billion for the three months ended July 31, 2026, compared to $2.2 billion for the prior year period, an increase of $302 million, or 14%. Approximately 60% of the increase in subscription services revenues was attributable to expansion within our customers that existed as of the beginning of the comparable prior year period, and the remaining 40% was attributable to customers added after the beginning of the comparable prior year period. Professional services revenues were $178 million for the three months ended July 31, 2026, compared to $179 million for the prior year period, a decrease of $1 million, or 1%. Professional services revenues remained relatively flat as we continued to expand and leverage our service providers.
Total revenues were $5.2 billion for the six months ended July 31, 2026, compared to $4.6 billion for the prior year period, an increase of $603 million, or 13%. Subscription services revenues were $4.8 billion for the six months ended July 31, 2026, compared to $4.2 billion for the prior year period, an increase of $597 million, or 14%. Approximately 60% of the increase in subscription services revenues was attributable to expansion within our customers that existed as of the beginning of the prior fiscal year, and the remaining 40% was attributable to customers added after the beginning of the prior fiscal year. Professional services revenues were $365 million for the six months ended July 31, 2026, compared to $360 million for the prior year period, an increase of $6 million, or 2%. Professional services revenues remained relatively flat as we continued to expand and leverage our service providers.
Gross Revenue Retention Rate
Our growth in subscription services revenues attributable to existing customers is further reflected by our gross revenue retention rate of approximately 97% as of July 31, 2026. Our gross revenue retention rate measures the percentage of recurring revenue retained from existing customers and is calculated by taking total annual recurring revenue (“ARR”) of our customers as of the corresponding prior period-end and comparing that to ARR from that same set of customers as of the current period-end. The metric takes into account recurring revenues lost to product or customer churn but does not account for additional revenue earned from add-ons or net expansions, which include volume and price adjustments. Our high gross revenue retention rate demonstrates our ability to maintain our existing customer base and drive strong overall customer satisfaction.
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

Subscription Revenue Backlog
As of July 31, 2026, our total subscription revenue backlog was $27.4 billion, and 12-month subscription revenue backlog was $9.0 billion. As of July 31, 2025, our total subscription revenue backlog was $25.4 billion, and 12-month subscription revenue backlog was $7.9 billion. The increase in subscription revenue backlog was primarily driven by expansion within our existing customer base, sales to new customers, and timing of renewals for existing customers.
Costs and Expenses
Our costs and expenses were as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Costs of subscription services	$436	$370	$848	$720
Costs of professional services	216	212	408	399
Product development	747	660	1,451	1,322
Sales and marketing	706	641	1,386	1,264
General and administrative	231	216	447	429
Restructuring	0	1	0	167
Total costs and expenses	$2,336	$2,100	$4,540	$4,301
Total costs and expenses were $2.3 billion for the three months ended July 31, 2026, compared to $2.1 billion for the prior year period, an increase of $236 million, or 11%. The increase in total costs and expenses included increases of $126 million in employee-related expenses, $43 million in facilities and IT-related expenses, $32 million in third-party hosted infrastructure expenses, $14 million in amortization of acquisition-related intangible assets, and $11 million in amortization of deferred sales commissions.
Total costs and expenses were $4.5 billion for the six months ended July 31, 2026, compared to $4.3 billion for the prior year period, an increase of $240 million, or 6%. The increase in total costs and expenses included increases of $185 million in employee-related expenses, $82 million in third-party hosted infrastructure expenses, $80 million in facilities and IT-related expenses, $29 million in amortization of acquisition-related intangible assets, and $22 million in amortization of deferred sales commissions, offset by a reduction of $167 million in restructuring expenses.
Costs of Subscription Services
Costs of subscription services were $436 million for the three months ended July 31, 2026, compared to $370 million for the prior year period, an increase of $66 million, or 18%. The increase in costs of subscription services included increases of $33 million in third-party hosted infrastructure expenses, $14 million in employee-related expenses, $9 million in amortization of acquisition-related intangible assets, and $9 million in facilities and IT-related expenses.
Costs of subscription services were $848 million for the six months ended July 31, 2026, compared to $720 million for the prior year period, an increase of $128 million, or 18%. The increase in costs of subscription services included increases of $80 million in third-party hosted infrastructure expenses, $20 million in amortization of acquisition-related intangible assets, $17 million in employee-related expenses, and $11 million in facilities and IT-related expenses.
We expect costs of subscription services will continue to increase in absolute dollars as we improve and expand our technical operations infrastructure, including third-party hosted infrastructure, and as we grow our enhanced customer support services.
Costs of Professional Services
Costs of professional services were $216 million for the three months ended July 31, 2026, compared to $212 million for the prior year period, an increase of $4 million, or 2%. Costs of professional services remained relatively flat.
Costs of professional services were $408 million for the six months ended July 31, 2026, compared to $399 million for the prior year period, an increase of $9 million, or 2%. Costs of professional services remained relatively flat.
We expect costs of professional services as a percentage of total revenues to continue to decline as we expand and leverage our service partners to deploy our applications and focus on growing our subscription revenues.

Product Development
Product development expenses were $747 million for the three months ended July 31, 2026, compared to $660 million for the prior year period, an increase of $88 million, or 13%. The increase in product development expenses included increases of $71 million in employee-related expenses and $22 million in facilities and IT-related expenses.
Product development expenses were $1.5 billion for the six months ended July 31, 2026, compared to $1.3 billion for the prior year period, an increase of $130 million, or 10%. The increase in product development expenses included increases of $102 million in employee-related expenses and $38 million in facilities and IT-related expenses.
We expect product development expenses will continue to increase in absolute dollars as we improve and extend our applications and develop new technologies.
Sales and Marketing
Sales and marketing expenses were $706 million for the three months ended July 31, 2026, compared to $641 million for the prior year period, an increase of $65 million, or 10%. The increase in sales and marketing expenses included increases of $28 million in employee-related expenses, $11 million in amortization of deferred sales commissions, and $8 million related to marketing programs.
Sales and marketing expenses were $1.4 billion for the six months ended July 31, 2026, compared to $1.3 billion for the prior year period, an increase of $122 million, or 10%. The increase in sales and marketing expenses included increases of $51 million in employee-related expenses, $22 million in amortization of deferred sales commissions, $17 million in facilities and IT-related expenses, and $9 million related to marketing programs.
We expect sales and marketing expenses to increase in absolute dollars as we continue to invest domestically and internationally to expand awareness of our brand and product offerings to attract new and existing customers.
General and Administrative
General and administrative expenses were $231 million for the three months ended July 31, 2026, compared to $216 million for the prior year period, an increase of $15 million, or 7%. The increase in general and administrative expenses included an increase of $8 million in employee-related expenses.
General and administrative expenses were $447 million for the six months ended July 31, 2026, compared to $429 million for the prior year period, an increase of $19 million, or 4%. The increase in general and administrative expenses included increases of $11 million in facilities and IT-related expenses and $7 million in employee-related expenses.
We expect general and administrative expenses will continue to increase in absolute dollars as we continue to grow our business and invest in our people, processes, and systems to support our global operations.
Restructuring
There were no material restructuring expenses recognized during the three and six months ended July 31, 2026.
Restructuring expenses were $1 million and $167 million for the three and six months ended July 31, 2025, respectively. These expenses included $133 million related to employee transition, severance payments, employee benefits, and share-based compensation, and $34 million related to an impairment of office space.

Share-based Compensation
Costs and expenses include share-based compensation expense as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Costs of subscription services	$44	$39	$80	$81
Costs of professional services	30	28	56	58
Product development	217	170	401	353
Sales and marketing	93	84	183	177
General and administrative	78	70	151	140
Restructuring	0	0	0	42
Total share-based compensation expense	$462	$391	$871	$851
Percentage of total revenues	17.4%	16.7%	16.8%	18.5%
Share-based compensation expense increased by $71 million for the three months ended July 31, 2026, compared to the prior year period, primarily due to additional grants to new and existing employees.
Share-based compensation expense increased by $20 million for the six months ended July 31, 2026, compared to the prior year period, primarily due to additional grants to new and existing employees, offset by a reduction in restructuring expenses.
Equity compensation is an important element of our compensation philosophy. We expect share-based compensation expense to grow in absolute dollars as we continue to issue share-based awards to our employees but decline as a percentage of total revenues.
Operating Income and Operating Margin
GAAP operating income was $313 million, or 11.8% of revenues, for the three months ended July 31, 2026, compared to the prior year GAAP operating income of $248 million, or 10.6% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses.
GAAP operating income was $651 million, or 12.5% of revenues, for the six months ended July 31, 2026, compared to the prior year GAAP operating income of $287 million, or 6.3% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth, a reduction in restructuring expenses, and moderation of operating expenses.
Non-GAAP operating income was $824 million, or 31.1% of revenues, for the three months ended July 31, 2026, compared to the prior year non-GAAP operating income of $680 million, or 29.0% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses.
Non-GAAP operating income was $1.6 billion, or 31.5% of revenues, for the six months ended July 31, 2026, compared to the prior year non-GAAP operating income of $1.4 billion, or 29.6% of revenues. The increase is primarily due to our revenue growth outpacing headcount growth and moderation of operating expenses.

Reconciliations of our GAAP to non-GAAP operating income and operating margin were as follows (in millions, except percentages). See “Non-GAAP Financial Measures” below for further information.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Operating income	$313	$248	$651	$287
Share-based compensation expense (1)	462	391	871	809
Employer payroll tax-related items on employee stock transactions	13	12	32	39
Amortization of acquisition-related intangible assets	34	21	70	42
Acquisition-related costs	2	7	9	14
Restructuring costs	0	1	0	167
Non-GAAP operating income	$824	$680	$1,633	$1,358

Operating margin	11.8%	10.6%	12.5%	6.3%
Share-based compensation expense (1)	17.4%	16.7%	16.8%	17.6%
Employer payroll tax-related items on employee stock transactions	0.5%	0.5%	0.6%	0.8%
Amortization of acquisition-related intangible assets	1.3%	0.9%	1.4%	0.9%
Acquisition-related costs	0.1%	0.3%	0.2%	0.3%
Restructuring costs	0.0%	0.0%	0.0%	3.7%
Non-GAAP operating margin	31.1%	29.0%	31.5%	29.6%
(1)Share-based compensation expense in the GAAP to non-GAAP reconciliation tables above excludes share-based compensation associated with restructuring activities of $42 million for the six months ended July 31, 2025. This expense is included in Restructuring costs. There was no comparable activity for the six months ended July 31, 2026.
Other Income, Net
Other income, net was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Other income, net	$14	$56	$31	$120
Other income, net decreased by $42 million and $89 million for the three and six months ended July 31, 2026, respectively, compared to the prior year periods. The decreases were primarily due to lower interest income resulting from the liquidation of marketable debt securities to fund acquisition activities and share repurchases.
Provision For (Benefit From) Income Taxes
The provision for (benefit from) income taxes was as follows (in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Provision for (benefit from) income taxes	$(305)	$76	$(172)	$111
The income tax benefit for the three and six months ended July 31, 2026, was primarily attributable to an intra-entity transfer of certain intellectual property rights as part of an internal legal entity restructuring. In connection with the transaction, we recognized $374 million of deferred tax assets related to deductible temporary differences associated with certain tax attributes transferred at carryover basis. This benefit was partially offset by income tax expense primarily attributable to earnings in the U.S. and profitable foreign jurisdictions.
The income tax provision for the three and six months ended July 31, 2025, was primarily attributable to earnings in the U.S. and profitable foreign jurisdictions.
For further information, see Note 16, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Liquidity and Capital Resources
As of July 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $3.4 billion, which were primarily held for working capital and general corporate purposes. Our cash equivalents and marketable securities are primarily composed of, in order from largest to smallest, corporate bonds, U.S. treasury securities, money market funds, asset-backed securities, U.S. agency obligations, and supranational securities.
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
Our future capital requirements depend on many factors, including the effects of macroeconomic trends, customer growth rates, subscription renewal activity, headcount levels, the timing and extent of development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced services offerings, infrastructure development, and our investment and acquisition activities. As part of our strategy, we may choose to seek additional debt or equity financing, which may not be available on terms favorable to us or at all. Additionally, our cash provided by operating activities could be affected by various risks and uncertainties, including the “Risk Factors” included in Part II, Item 1A of this report.
Our cash flows were as follows (in millions):

	Six Months Ended July 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$1,215	$1,073
Investing activities	1,043	(510)
Financing activities	(3,099)	(850)
Effect of exchange rate changes	0	2
Net decrease in cash, cash equivalents, and restricted cash	$(841)	$(285)
Operating Activities
Cash provided by operating activities was $1.2 billion and $1.1 billion for the six months ended July 31, 2026, and 2025, respectively. The improvement in cash provided by operating activities was primarily driven by higher cash collections of $723 million mainly due to increased sales, partially offset by increased supplier payments of $196 million to support our continued growth, increased employee-related payments of $191 million, higher income tax payments of $73 million, and decreased interest income of $58 million.
Investing Activities
Cash provided by investing activities was $1.0 billion for the six months ended July 31, 2026, which primarily resulted from net cash inflows of $1.1 billion related to marketable debt securities activity and net cash inflows of $29 million related to non-marketable equity investments activity, offset by capital expenditures of $139 million mainly for office space projects.
Cash used in investing activities was $510 million for the six months ended July 31, 2025, which primarily resulted from net cash outflows of $431 million related to marketable debt securities activity, capital expenditures of $64 million mainly for office space projects, and purchases of $15 million for non-marketable equity investments.
We expect capital expenditures will be approximately $270 million in fiscal 2027, primarily related to investments in our office facilities to support our continued growth.
Financing Activities
Cash used in financing activities was $3.1 billion for the six months ended July 31, 2026, which primarily resulted from repurchases of common stock of $2.9 billion under our share repurchase programs and taxes paid of $273 million related to net share settlement of equity awards, offset by proceeds of $98 million from the issuance of common stock from employee equity plans.
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
Free cash flows were $1.1 billion for the six months ended July 31, 2026, compared to $1.0 billion for the prior year period. The improvement was primarily driven by higher cash collections of $723 million mainly due to increased sales, partially offset by increased supplier payments of $196 million to support our continued growth, increased employee-related payments of $191 million, increased capital expenditures of $75 million, higher income tax payments of $73 million, and decreased interest income of $58 million.
Reconciliation of our GAAP net cash provided by operating activities to non-GAAP free cash flows is as follows (in millions):

	Six Months Ended July 31,
	2026	2025
Net cash provided by operating activities	$1,215	$1,073
Less: Capital expenditures	(139)	(64)
Free cash flows	$1,076	$1,009
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
Share repurchase programs authorized by our Board of Directors that were in effect during the three and six months ended July 31, 2026, and 2025, were as follows (in millions):

Authorization Date	Amount Authorized	Authorization Completion Date
August 2024	1,000	Q3 fiscal 2026
May 2025	1,000	Q4 fiscal 2026
September 2025	4,000	Q2 fiscal 2027
As of July 31, 2026, our share repurchase programs were fully completed with no authorization remaining. In August 2026, our Board of Directors authorized the repurchase of up to an additional $4.0 billion of our outstanding shares of Class A common stock. For further information, see Note 13, Stockholders’ Equity, and Note 20, Subsequent Event, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
See “Results of Operations—Operating Income and Operating Margin” for reconciliations from the most directly comparable GAAP financial measures of GAAP operating income and GAAP operating margin, to the non-GAAP financial measures of non-GAAP operating income and non-GAAP operating margin, for the three and six months ended July 31, 2026, and 2025.
See “Liquidity and Capital Resources—Free Cash Flows” for a reconciliation from the most comparable GAAP financial measure, net cash provided by operating activities, to the non-GAAP financial measure, free cash flows, for the six months ended July 31, 2026, and 2025.
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
We believe that the following accounting policies include specific estimates that involve a high degree of judgment and complexity, and are the most critical to aid in fully understanding and evaluating our financial condition and operating results:
•Revenue recognition
•Deferred commissions
•Income taxes
•Business combinations, goodwill, and acquisition-related intangible assets
For a further discussion of our critical accounting estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. During the six months ended July 31, 2026, there were no significant changes to our critical accounting estimates.

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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. As a result, our operating results and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As of July 31, 2026, our most significant currency exposures were the euro, British pound, Canadian dollar, and Australian dollar.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we enter into foreign currency derivative hedging transactions to mitigate these risks. For further information, see Note 9, Derivative Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Interest Rate Risk on our Investments
We had cash, cash equivalents, and marketable securities totaling $3.4 billion and $5.4 billion as of July 31, 2026, and January 31, 2026, respectively. Cash equivalents and marketable securities were invested primarily in U.S. treasury securities, U.S. agency obligations, corporate bonds, commercial paper, money market funds, asset-backed securities, and supranational securities. The cash, cash equivalents, and marketable securities are held primarily for working capital and general corporate purposes. Our investment portfolios are managed to preserve capital and meet liquidity needs. We do not enter into investments for trading or speculative purposes.
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
A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $43 million market value reduction or increase in our investment portfolio as of July 31, 2026. A hypothetical increase or decrease of 100 basis points in interest rates would have resulted in an approximately $59 million market value reduction or increase in our investment portfolio as of January 31, 2026. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
We must also continue to retain, develop, and motivate existing employees through our compensation practices, company culture, and career development opportunities. The compensation and incentives we provide to attract, retain, and motivate employees may not meet the expectations of current and prospective employees as the competition for talent intensifies, and if our stock price decreases or increases at a slower rate than our talent competitors, our equity awards become less effective. As a part of our annual refresh grant cycle in May 2026, we awarded additional equity grants to our most critical talent to bolster their commitment to our company and to further incentivize their performance towards our goals. Further, our current and future office environments and hybrid work policy may not meet the expectations of our employees or prospective employees, and may amplify challenges in recruiting and retention. We believe that a critical component of our success has been our corporate culture and core values. As we continue to grow and change, we may find it difficult to maintain our corporate culture among a larger number of employees who are dispersed throughout various geographic regions, including difficulties due to managing the complexities of communicating with all employees. Efforts to restructure our workforce may be disruptive and adversely impact employee morale or our corporate culture. Failure to maintain or adapt our culture could negatively affect our ability to attract new employees or to retain our current employees and our business and future growth prospects could be adversely affected.
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
Developing software applications and related enhancements, features, and modifications, including those involving AI, including generative and agentic AI or other emerging technologies, is expensive, and the investment in product development often involves a long return on investment cycle. We believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. Accelerated application introductions and short application life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. However, we may not receive significant revenues from these investments for several years, if at all. If we are unable to provide new features, enhancements to user experience, and modifications in a timely and cost-effective manner that achieve market acceptance, align with customer expectations, and that keep pace with rapid technological developments and changing regulatory landscapes, it may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers and our business and operating results could be adversely affected. For example, AI is propelling advancements in technology, but rapid deployment of generative and agentic AI technologies can increase operational, legal, and reputational risks. If we fail to innovate and keep up with advancements in AI technology; if Workday’s AI-powered solutions, including our current and planned agentic AI solutions, fail to be delivered as planned or at all, fail to operate as expected, or fail to meet customer expectations; if our AI solutions generate inaccurate, incomplete, or misleading outputs and if our customers rely on or use such outputs to their detriment; if we fail to successfully monetize our AI-powered solutions; or if we do not have sufficient access to development resources and the technologies required to build and improve our applications, our business and reputation may be harmed.

If we are not able to realize a return on the investments we have made toward entering new markets and new lines of business, our business and operating results could be adversely affected.
We continue to seek opportunities to enter into new markets and/or new lines of business, some of which we may have very limited or no experience in. For example, we have and continue to make significant targeted investments in entering the medium-enterprise and U.S. federal government markets and see our success in these markets as key contributors to our future growth. Additionally, we have made and continue to make significant investments in platform offerings and AI, including generative AI and agentic capabilities. As an entrant to new markets and new lines of business, we may not be effective in convincing prospective customers that our solutions will address their needs, and we may not accurately estimate our infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate adoption rates of these new lines of business or their underlying technology. Also, we may not be able to properly price our solutions in these new markets, which could negatively affect our ability to sell to customers. The markets and monetization strategies for certain of our offerings, including our agentic AI solutions and Workday Data Cloud, remain relatively new and uncertain and as a result, our expansion into such offerings, and related investments, may present additional risks and challenges. For example, we offer certain AI and platform capabilities through a subscription-based flexible pricing model and may increase the number of products through which we do so. Our success is dependent on our ability to determine optimal pricing under this model, our ability to educate customers and effectively market and sell our AI solutions, the level of adoption and usage of our AI solutions by our customers, and our costs to deliver these solutions. Furthermore, customers in these new markets or of the new lines of business may demand more or different features and professional services, which may require us to devote even greater research and development, sales, support, and professional services resources to such customers. If we fail to generate adequate revenues from these new markets and lines of business, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our business, financial condition, and operating results.
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
•lack of experience in new geographies, markets, products, or technologies;

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
Our applications involve the storage and transmission of our customers’ and other users’ sensitive and proprietary information, including personal or identifying information regarding our customers, their employees, job candidates, customers, prospects, and suppliers, as well as financial, accounting, health, and payroll data. Additionally, our operations and the availability of the services we provide also depend on our information technology systems. As a result, a compromise of our applications or systems, or unauthorized access to, acquisition, use, tampering, release, alteration, theft, loss, or destruction of sensitive data, or unavailability of data or our applications, has and could disrupt our operations or impact the availability or performance of our applications; expose us and our customers to regulatory obligations and enforcement actions, litigation, investigations, remediation and indemnity obligations, or supplemental disclosure obligations; damage our reputation and brand; result in loss of customer, consumer, and partner confidence in the security of our applications; result in an increase in our insurance premiums, suspension or loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations; impair our competitive position; and result in other potential liabilities or related fees, expenses, or loss of revenues, any of which could adversely affect our business and operating results.

In the normal course of business, we are and have been the target of malicious cyber-attack attempts and have experienced and may in the future experience other security events, including the compromise of our information systems by computer hackers, employees, contractors, or vendors, as well as those involving attempts to exploit vulnerabilities in third-party technologies or services on which we rely and those involving software bugs, human error, technical malfunctions, or other malfeasance. The financial and personnel resources we employ to implement and maintain security measures, including our information security risk insurance policy, may not be sufficient to address our security needs. The security measures we have in place vary in maturity across the organization and may not be sufficient to protect against security risks, preserve our operations and services and the integrity of customer and personal information, and prevent data loss, misappropriation, and other security breaches. Our logging may not be and has not been sufficient to fully investigate the scope of an incident.
Cybersecurity threats and attacks are often targeted at companies such as ours and may take a variety of forms ranging from individuals or groups of security researchers, to insiders, to sophisticated hacker organizations, including state-sponsored actors and financially motivated actors. These threats may be directed at us or at third parties in our supply chain, including cloud service providers, software vendors, open-source software maintainers, and other service providers or partners whose products or services are integrated with or support our platform and solutions. As our market presence grows and as our ecosystem of partners, integrations, and service providers expands, we face increased risks of cybersecurity attack or other security threats, including supply chain attacks. Additionally, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, damaging, and more difficult to defend against. Threat actors may also target our AI models and related infrastructure in ways that we cannot yet anticipate. Further, remote work and resource access, including our hybrid work model, has and may continue to result in an increased risk of cybersecurity-related events, including phishing and other social engineering attacks, exploitation of any cybersecurity flaws that may exist, an increase in the number cybersecurity threats or attacks, and other security challenges as a result of our employees and our service providers continuing to work remotely from non-corporate managed networks. Examples of key cybersecurity risks include viruses, worms, ransomware, and other malicious software programs, along with social engineering attacks, fraud, credential theft or abuse, exploitation of software bugs or other defects, targeted attacks against cloud services and other hosted software, and exploitation of unmanaged software or systems. As the techniques used to obtain unauthorized access or sabotage systems change frequently, are becoming increasingly sophisticated and complex, and often are not identified until they are launched against a target, and because evidence of unauthorized activity may not have been captured or retained, or may be proactively destroyed by unauthorized actors, we may be unable to anticipate or timely detect these attacks, assess the true impact they may have on our business and operations, or to implement adequate preventative measures. Any cyber-attacks and other security events may have a significant or material impact on our business and operating results.
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
We rely on sophisticated information systems and technology, including those provided by third parties, for the secure collection, processing, transmission, and storage of confidential, proprietary, and personal information, and to support our business operations and the availability of our applications. In the past several years, supply chain attacks have increased in frequency and severity. As we are both a provider and consumer of information systems and technology, we are at higher risk of being impacted either directly or indirectly by these attacks. The control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with third parties that we rely on or partner with are beyond our control. Our customers may authorize third-party technology providers to access their customer data and any unauthorized use of the third-party technology may result in unauthorized access to such data. The audits we periodically conduct of some of our third-party vendors are unable to prevent security events impacting the information technology systems of third parties we rely on.

Privacy concerns, evolving regulation of cloud computing, cross-border data transfer, and other domestic or foreign laws and regulations, including those that seek to regulate access to data, may reduce the adoption of our applications, result in significant costs and compliance challenges, and adversely affect our business and operating results.
Legal requirements related to collecting, storing, handling, retaining, and transferring (collectively, “processing”) personal data are rapidly evolving at both the national and international level in ways that require our business to adapt to comply with applicable laws and support customer compliance. As the complexity of our products grows, the regulatory focus on privacy intensifies worldwide, and jurisdictions increasingly consider and adopt privacy laws, the risks related to our business’s processing of personal data also grow. The volume and complexity of these regulatory requirements may continue to increase, including in response to heightened geopolitical tensions and the rapid adoption of AI technologies. In addition, possible adverse interpretations of existing privacy-related laws and regulations by regulators in jurisdictions where our customers operate, as well as the potential adoption of new privacy-related requirements, could impose significant obligations affecting our business or prevent us from offering certain services in jurisdictions where we operate.
The global privacy and data protection compliance landscape continues to become increasingly complex, fragmented, and financially relevant to business operations. As a result, our data processing creates current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, the EU-U.S. Data Privacy Framework (“DPF”) is in place and provides one method under which EU data can legally be transferred to the U.S. However, it is facing legal challenges. As legal challenges to the DPF remain unresolved, uncertainty may continue regarding the legal requirements for transferring personal data from Europe, an integral aspect of our business that remains governed by, and subject to, General Data Protection Regulation (“GDPR”) requirements. Gaps in compliance with the GDPR data processing requirements by either ourselves or our subprocessors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. Other EU laws, including the EU Data Act, which primarily governs access to and use of non-personal data generated by digital services, have been, and may continue to be implemented, interpreted, and enforced in ways that impose additional rules and restrictions on the deployment, operation, or use of our products and services and may require us to adapt our business practices or contractual arrangements to comply with such requirements. In addition, potential changes to the laws and regulations that relate to the processing of personal data, including legislative proposals pending in the EU and elsewhere, may change the scope or timing of our compliance obligations. Other countries such as Russia, China, Vietnam, and India have also passed or are in the process of passing laws imposing new requirements, including requirements related to consent and varying degrees of restrictive data residency or localization.
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
Other regulatory developments in the U.S. present additional risks. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, gives California consumers, including employees, certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the regulator's assessed severity of the violation. In addition, numerous states have enacted, or are considering, comprehensive privacy laws and other laws that touch on the processing of personal data in specific contexts, including in connection with AI and automated systems. Certain of these laws and related regulations, including those governing the use of automated decision-making technologies in employment and other consequential decisions, have recently taken effect or will take effect in the near term, further contributing to a fragmented and evolving regulatory landscape that has and may continue to create compliance challenges.
Furthermore, the U.S. Congress has considered, and may in the future adopt, federal privacy-related legislation and data regulation, and regulators, including the U.S. Federal Trade Commission, have brought and continue to bring enforcement actions related to data protection practices and may undertake its own privacy-related rulemaking. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to, which may place additional burdens on us. Increasing sensitivity of individuals to the unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate has and may continue to create negative public reaction to technologies, products, and services such as ours or otherwise expose us to liability.

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
Taken together, the costs of compliance with and other obligations imposed by privacy and data protection laws and regulations have and may continue to require modification of our services and operations, limit use or adoption of our services, slow the pace at which we close sales transactions, or otherwise adversely affect our business. In addition, privacy and data protection laws, regulations and related enforcement activities may lead to significant fines, penalties, or liabilities for noncompliance. These requirements may impact how personal data must be stored, accessed, and deleted within the products and services and impose certain limitations on how it may be used or shared. Further, the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness, or use of our applications or otherwise impact our business. Compliance with applicable laws and regulations regarding personal data may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty competing with foreign-based firms which could adversely affect our business and operating results.
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

Our typical sales cycles for many new customers are six to twelve months but can extend for eighteen months or more, and we expect that this lengthy sales cycle may continue or expand as customers increasingly adopt applications across our platform. We have seen and may continue to see instances of increased scrutiny from existing and prospective customers and the lengthening of certain sales cycles. For example, we have recently experienced lengthening of certain sales cycles, particularly within net new opportunities. The extended sales cycles are particularly evident in the government, higher education, and healthcare industries which are tied to federal funding. Longer sales cycles could cause our operating and financial results to suffer in a given period. Accordingly, the effect of significant downturns in sales and market acceptance of new applications, as well as potential changes in our pricing policies or rate of renewals, may not be fully reflected in our operating results until future periods. Additionally, we may be unable to adjust our cost structure to reflect any such changes in revenues. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenues in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as subscription services revenues from new customers generally are recognized over the applicable subscription term. Furthermore, our subscription-based model is largely based on the size of our customers’ employee headcount. Therefore, the addition or loss of employees by our customers, including any significant reductions in force by our customers, or customer insolvencies resulting from severe economic hardship, can and has had an impact on our subscription services revenues. Prolonged decreases in our customers’ headcounts can materially impact our business and operating results in any given period.
Our current and future indebtedness may adversely affect our financial condition and operating results.
In fiscal 2023, we issued $3.0 billion aggregate principal amount of senior notes (“Senior Notes”), consisting of $1.0 billion aggregate principal amount of 3.500% notes due April 1, 2027, $750 million aggregate principal amount of 3.700% notes due April 1, 2029, and $1.25 billion aggregate principal amount of 3.800% notes due April 1, 2032. Additionally, in fiscal 2023, we entered into a credit agreement (“2022 Credit Agreement”) which provides for a revolving credit facility in an aggregate principal amount of $1.0 billion. As of July 31, 2026, we had no outstanding revolving loans under the 2022 Credit Agreement.
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
As of July 31, 2026, our Co-Founder and CEO Emeritus, David Duffield, together with his affiliates, held voting rights with respect to approximately 36 million shares of Class B common stock and 0.1 million shares of Class A common stock. As of July 31, 2026, our Co-Founder, CEO, and Chair of our Board of Directors, Aneel Bhusri, together with his affiliates, held voting rights with respect to approximately 8 million shares of Class B common stock and 0.5 million shares of Class A common stock. In addition, Mr. Bhusri held unvested equity awards representing approximately 1.1 million shares of Class A common stock. Further, Messrs. Duffield and Bhusri have entered into a voting agreement under which each has granted a voting proxy with respect to certain Class B common stock beneficially owned by him effective upon his death or incapacity as described in our registration statement on Form S-1 filed in connection with our IPO. Messrs. Duffield and Bhusri have each initially designated the other as their respective proxies. Accordingly, upon the death or incapacity of either Mr. Duffield or Mr. Bhusri, the other would individually continue to control the voting of shares subject to the voting proxy. Collectively, the shares described above represent a substantial majority of the voting power of our outstanding capital stock. As a result, Messrs. Duffield and Bhusri have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As stockholders, even as controlling stockholders, they are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Our Class B common stock has 10 votes per share and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Stockholders who hold shares of Class B common stock, including our executive officers, directors, and other affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of July 31, 2026. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the conversion of all shares of all Class A and Class B shares to a single class of common stock on the date that is the first to occur of (i) October 17, 2032, (ii) such time as the shares of Class B common stock represent less than 9% of the outstanding Class A and Class B common stock, (iii) nine months following the death of both Mr. Duffield and Mr. Bhusri, or (iv) the date on which the holders of a majority of the shares of Class B common stock elect to convert all shares of Class A common stock and Class B common stock into a single class of common stock. This concentrated control will limit or preclude the ability of non-affiliates to influence corporate matters for the foreseeable future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
The table below sets forth information regarding our purchases of our Class A common stock during the three months ended July 31, 2026 (in millions, except number of shares which are reflected in thousands, and per share data):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
May 1, 2026 - May 31, 2026	2,070	$125.64	2,070	$1,048
June 1, 2026 - June 30, 2026	4,005	130.31	4,005	526
July 1, 2026 - July 31, 2026	3,708	141.56	3,708	0
Total	9,783		9,783
(1)Amounts exclude excise tax and commissions.
(2)In September 2025, our Board of Directors authorized the repurchase of up to $4.0 billion of our outstanding shares of Class A common stock. As of July 31, 2026, this share repurchase program was fully completed with no authorization remaining. For further information, see Note 13, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended July 31, 2026, the following directors and/or officers of Workday adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Action	Total Shares of Class A Common Stock to be Sold	Adoption Date	Expiration Date
Wayne A.I. Frederick, Director	Adopt	6,669	July 7, 2026	July 30, 2027

ITEM 6. EXHIBITS
The Exhibits listed below are filed as part of this Form 10-Q.

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.
10.1†	Amended and Restated 2022 Equity Incentive Plan	S-8	333-297042	June 25, 2026	4.4
10.2†	Amended and Restated 2012 Employee Stock Purchase Plan	S-8	333-297042	June 25, 2026	4.6
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

†	Indicates a management contract or compensatory plan.
*	These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Workday, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Workday, Inc.

Dated: August 27, 2026	/s/ Zane Rowe
Zane Rowe Chief Financial Officer (Principal Financial Officer)

Dated: August 27, 2026	/s/ Mark Garfield
Mark Garfield Chief Accounting Officer (Principal Accounting Officer)